Form 10-Q
period 1993-12-31
SILICON GRAPHICS INC /CA/
filed 1994-02-11
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934


                For the quarterly period ended DECEMBER 31, 1993

                         Commission File Number 1-10441



                             SILICON GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)



                       DELAWARE                94-2789662
           (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)      Identification No.)



       2011 N. SHORELINE BOULEVARD, MOUNTAIN VIEW, CALIFORNIA  94043-1389
              (Address of principal executive offices)  (Zip Code)



                                 (415) 960-1980
              (Registrant's telephone number, including area code)

                               __________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----


As of January 31, 1994 there were 135,782,283 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1:   Financial Statements:

          Consolidated Balance Sheet at
          December 31, 1993 and June 30, 1993. . . . . . . . . . . . . . . . . 3

          Consolidated Statement of Income for the
          Three Months Ended and Six Months Ended
          December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statement of Cash Flows for the
          Six Months Ended December 31, 1993 and 1992. . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

Item 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . . . . . .8-11



                         PART II - OTHER INFORMATION

Items 4 and 6: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Index of Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             SILICON GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                  December 31,      June 30,
ASSETS                                               1993            1993
- ------                                               ----            ----
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $146,735        $142,668
  Short-term investments . . . . . . . . . . . .     59,135          12,142
  Accounts receivable, net . . . . . . . . . . .    363,383         317,470
  Inventories, net . . . . . . . . . . . . . . .    197,349         156,165
  Prepaid expenses and other current assets. . .     74,242          70,359
                                                 ----------      ----------
     Total current assets. . . . . . . . . . . .    840,844         698,804

Long-term financial instruments. . . . . . . . .    194,583          42,670

Property and equipment:
  Land and building. . . . . . . . . . . . . . .     27,214          26,742
  Machinery and equipment. . . . . . . . . . . .    204,968         175,978
  Furniture and fixtures . . . . . . . . . . . .     48,079          44,230
  Leasehold improvements . . . . . . . . . . . .     46,261          41,573
                                                 ----------      ----------
                                                    326,522         288,523
  Accumulated depreciation and amortization        (161,388)       (136,783)
                                                 ----------      ----------
     Net property and equipment. . . . . . . . .    165,134         151,740

Other assets . . . . . . . . . . . . . . . . . .    123,977         119,813
                                                 ----------      ----------
                                                 $1,324,538      $1,013,027
                                                 ----------      ----------
                                                 ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .     90,904          92,020
  Accrued compensation . . . . . . . . . . . . .     31,373          33,543
  Income taxes payable . . . . . . . . . . . . .     51,201          39,215
  Other accrued liabilities. . . . . . . . . . .     58,552          46,026
  Long-term debt due within one year . . . . . .     10,112           7,048
  Accrued merger expenses. . . . . . . . . . . .     12,235          12,140
  Deferred revenue . . . . . . . . . . . . . . .     52,922          50,446
                                                 ----------      ----------
     Total current liabilities . . . . . . . . .    307,299         280,438

Deferred revenue and other accrued expenses,
  long-term. . . . . . . . . . . . . . . . . . .      3,890           5,102
Long-term debt due after one year. . . . . . . .    231,085          25,989
Accrued merger expenses, long-term . . . . . . .     10,389          13,802

Stockholders' equity:
  Preferred stock  . . . . . . . . . . . . . . .     33,996          33,996
  Common stock . . . . . . . . . . . . . . . . .        135             132
  Additional paid-in capital.. . . . . . . . . .    624,887         601,994
  Retained earnings. . . . . . . . . . . . . . .    117,901          56,348
  Accumulated translation adjustment . . . . . .     (5,044)         (4,774)
                                                 ----------      ----------
     Total stockholders' equity. . . . . . . . .    771,875         687,696
                                                 ----------      ----------
                                                 $1,324,538      $1,013,027
                                                 ----------      ----------
                                                 ----------      ----------

Prior periods have been restated to reflect the adoption of FASB Statement No. 109, "Accounting for Income Taxes". The effect at June 30, 1993 is to increase current assets by $22.5 million, increase other assets by $44.4 million, increase current liabilities by $12.9 million and increase stockholders' equity by $54.0 million.

                           SEE ACCOMPANYING NOTES
                           ----------------------

                             SILICON GRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited; in thousands except per share amounts)


                                                    Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                                      ------------                  ------------
                                                   1993           1992           1993           1992
                                                   ----           ----           ----           ----
Product and other revenues . . . . . . . . . .  $330,923       $240,570       $595,923       $443,344
Service revenues . . . . . . . . . . . . . . .    39,473         29,600         76,109         57,921
                                                --------      ---------      ---------      ---------
  Total revenues . . . . . . . . . . . . . . .   370,396        270,170        672,032        501,265

Costs and expenses:
  Cost of product and other revenues . . . . .   160,223        108,920        286,689        199,570
  Cost of service revenues . . . . . . . . . .    21,184         19,314         40,856         37,709
  Research and development . . . . . . . . . .    42,560         33,440         81,585         63,422
  Selling, general and administrative. . . . .    96,131         79,110        179,630        150,040
                                                --------      ---------      ---------      ---------
   Total costs and expenses. . . . . . . . . .   320,098        240,784        588,760        450,741
                                                --------      ---------      ---------      ---------

Operating income . . . . . . . . . . . . . . .    50,298         29,386         83,272         50,524

Interest income (expense) and other, net . . .     1,616          2,014          2,128           (445)
                                                --------      ---------      ---------      ---------
Income before taxes. . . . . . . . . . . . . .    51,914         31,400         85,400         50,079

Provision for income taxes . . . . . . . . . .    15,574          9,420         23,320         15,024
                                                --------      ---------      ---------      ---------

Net income . . . . . . . . . . . . . . . . . .  $ 36,340       $21,980        $62,080        $35,055
                                                --------      ---------      ---------      ---------
                                                --------      ---------      ---------      ---------

Net income per common share. . . . . . . . . .  $   0.24      $    0.15      $    0.41      $    0.25
                                                --------      ---------      ---------      ---------
                                                --------      ---------      ---------      ---------

Common shares and common share equivalents
used in the calculation of net income per
common share . . . . . . . . . . . . . . . . .   154,046        143,804        152,698        142,574
                                                --------      ---------      ---------      ---------
                                                --------      ---------      ---------      ---------


Prior periods have been restated to reflect the adoption of FASB Statement No. 109, "Accounting for Income Taxes". The effect is to reduce net income and earnings per share by $1.9 million and $0.01 for the three months ended December 31, 1992 and $3.0 million and $0.02 for the six months ended December 31, 1992 reflecting elimination of the extraordinary item for the benefit of tax loss carryforwards.

All share and per share data have been restated for all periods presented to reflect the two-for-one stock split payable in the form of a stock dividend which was distributed on December 15, 1993, to holders of record on November 30, 1993.

                             SEE ACCOMPANYING NOTES
                             ----------------------

                             SILICON GRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited; in thousands)


                                                         Six Months Ended
                                                            December 31,
                                                            ------------
                                                          1993         1992
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .  $  62,080    $  35,055
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization . . . . . . . . . . .     38,456       31,823
 Accrued interest on convertible
   subordinated debenture. . . . . . . . . . . . . .      1,382         --
 Other . . . . . . . . . . . . . . . . . . . . . . .       (246)      (2,157)
(Increase) decrease in assets:
  Accounts receivable. . . . . . . . . . . . . . . .    (45,913)     (11,094)
  Inventories. . . . . . . . . . . . . . . . . . . .    (41,184)         705
  Prepaid expenses and other current assets. . . . .     (3,883)         631
 Increase (decrease) in liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .     (1,338)         939
  Accrued compensation . . . . . . . . . . . . . . .     (2,170)      (3,673)
  Income taxes payable . . . . . . . . . . . . . . .     11,986       10,563
  Other accrued liabilities. . . . . . . . . . . . .     12,526        3,706
  Deferred revenue . . . . . . . . . . . . . . . . .     (1,212)       3,347
  Deferred revenue and other accrued expenses,
   long-term . . . . . . . . . . . . . . . . . . . .     (3,125)         189
  Accrued merger expenses. . . . . . . . . . . . . .      2,476      (28,600)
                                                      ---------    ---------
   Total adjustments . . . . . . . . . . . . . . . .    (32,245)       6,379
                                                      ---------    ---------

  Net cash provided by operating activities. . . . .     29,835       41,434
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . .    (38,574)     (34,271)
Increase in other assets . . . . . . . . . . . . . .    (11,015)     (19,268)
Investments in short-term financial instruments. . .    (55,987)     (52,893)
Principal proceeds from matured short-term
 investments . . . . . . . . . . . . . . . . . . . .     16,506       41,187
Investments in long-term financial instruments . . .   (169,471)     (10,199)
Principal proceeds from redemption of
 long-term investments . . . . . . . . . . . . . . .     10,046           --
                                                      ---------    ---------

  Net cash used in investing activities. . . . . . .   (248,495)     (75,444)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock . . . . . . . . . . . . . . . .     22,569       20,652
Issuance of debt . . . . . . . . . . . . . . . . . .    202,161          932
Payments of debt principal . . . . . . . . . . . . .     (1,478)      (2,786)
Cash dividends - preferred stock . . . . . . . . . .       (525)        (525)
                                                      ---------    ---------

  Net cash provided by financing activities. . . . .    222,727       18,273
                                                      ---------    ---------

Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . .      4,067      (15,737)
Cash and cash equivalents at beginning of period . .    142,668      154,485
                                                      ---------    ---------

Cash and cash equivalents at end of period . . . . .   $146,735     $138,748
                                                      ---------    ---------
                                                      ---------    ---------

                           SEE ACCOMPANYING NOTES


                             SILICON GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited Consolidated Financial Statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1993.

2. CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM FINANCIAL INSTRUMENTS

     Cash and cash equivalents consist of cash on deposit with banks and high quality money market instruments with original maturities of 90 days or less. Short-term investments consist of high quality money market instruments with original maturities greater than 90 days, but less than or equal to one year. Long-term financial instruments consist of high quality financial securities with maturities greater than one year.

3.   INVENTORIES

     Inventories stated at the lower of cost (first-in, first-out) or market consist of (in thousands):

                             December 31,       June 30,
                                 1993             1993
                                 ----             ----
                             (Unaudited)
     Raw material              $  34,245       $  26,016
     Work in process              60,114          44,958
     Finished goods               18,344          16,616
     Service & marketing          84,646          68,575
                               ---------       ---------
     Total inventories, net     $197,349        $156,165
                               ---------       ---------
                               ---------       ---------

4.   CONVERTIBLE DEBT

     During the second quarter of fiscal 1994, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2013, which generated proceeds to the Company of approximately $200 million in additional cash. The face amount of the debentures at maturity is $455 million. The initial price to the public for the debentures was $439.77 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.15% (on a semi-annual bond equivalent basis). The bonds are convertible into common stock at the rate of 16.269 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $27.03 per share.

5.   INCOME TAXES

     In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which supersedes SFAS 96 and APB 11 and establishes a new method of accounting for income taxes. The Company adopted SFAS 109 in its first quarter of fiscal 1994 and applied its provisions retroactively to fiscal 1989. The effect of adopting SFAS 109 was to increase previously reported net income for years prior to fiscal 1994 by a cumulative $39.7 million. The restatement decreased the net loss for fiscal 1992 by $40.4 million ($0.71 per share) and decreased net income for fiscal 1993 by $7.5 million ($0.10 per share).

6.   PER SHARE DATA

     Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents for the six month period ended December 31, 1993 consist of stock options (using the modified treasury stock method) and convertible preferred stock. The Company's Series A convertible preferred stock is included on an as-if-converted basis. The Company's twenty year zero-coupon convertible subordinated debenture issued in November 1993 is not a common stock equivalent and therefore not included in the equivalent shares.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                -----------------------------------------------
                      OF OPERATIONS AND FINANCIAL CONDITION
                      -------------------------------------


The following table sets forth, for the periods indicated, certain income and expense items as a percentage of net revenues:

                                         Three Months Ended   Six Months Ended
                                           Dec 31,   Dec 31,   Dec 31,   Dec 31,
                                            1993      1992      1993      1992
                                            ----      ----      ----      ----
Product and other revenues . . . . . . . .  89.3%     89.0%     88.7%     88.4%
Service revenues . . . . . . . . . . . . .  10.7      11.0      11.3      11.6
                                           -----     -----     -----     -----
Total revenues . . . . . . . . . . . . . . 100.0     100.0     100.0     100.0

Cost of product and other revenues . . . .  43.3      40.3      42.7      39.8
Cost of service revenues . . . . . . . . .   5.7       7.2       6.1       7.5
                                           -----     -----     -----     -----
Gross margin . . . . . . . . . . . . . . .  51.0      52.5      51.3      52.7

Research and development expense . . . . .  11.5      12.4      12.1      12.7
Selling, general and administrative
    expenses . . . . . . . . . . . . . . .  26.0      29.3      26.7      29.9
                                           -----     -----     -----     -----
Operating income . . . . . . . . . . . . .  13.6      10.9      12.4      10.1

Interest income (expense) and other, net .   0.4       0.8       0.3      (0.1)
                                           -----     -----     -----     -----
Income before taxes. . . . . . . . . . . .  14.0      11.6      12.7      10.0

Provision for income taxes . . . . . . . .   4.2       3.5       3.5       3.0
                                           -----     -----     -----     -----
Net Income . . . . . . . . . . . . . . . .   9.8%      8.1%      9.2%      7.0%
                                           -----     -----     -----     -----
                                           -----     -----     -----     -----

Percentages may not add due to rounding.


The following table sets forth, for the periods indicated, growth rates for certain income and expense items:


                                                         Increase/(Decrease)for the
                                        ----------------------------------------------------------------
                                        Three Months Ended Dec 31, 1993   Six Months Ended Dec 31, 1993
                                        -------------------------------   -----------------------------
                                        vs Prior Qtr    vs Year Ago Qtr         vs Year Ago Period
                                        ------------    ---------------         ------------------
Product and other revenues . . . . . . . .   25%             38%                       34%

Service revenues . . . . . . . . . . . . .    8%             33%                       31%

Total revenues . . . . . . . . . . . . . .   23%             37%                       34%

Gross Profit . . . . . . . . . . . . . . .   22%             33%                       30%

Research  and development. . . . . . . . .    9%             27%                       29%

Selling, general and administrative. . . .   15%             22%                       20%

Net Income . . . . . . . . . . . . . . . .   41%             65%                       77%

                                        8

RESULTS OF OPERATIONS

TOTAL REVENUES:

     Revenue growth resulted principally from increased unit shipments of the Company's products as the Company introduced new, higher performance models which provided graphics or computing performance enhancements, or both. Total revenues increased 23% over the first quarter of fiscal 1994 due primarily to the rebound in European business from the seasonally slow summer quarter.

                              REVENUE BY GEOGRAPHY
                       (as a percentage of total revenue)

                   Three Months Ended        Six Months Ended
                   ------------------        ----------------
                    Dec 31,   Dec 31,        Dec 31,   Dec 31,
                     1993      1992           1993      1992
                     ----      ----           ----      ----
North America       54%        47%             56%      50%

Europe/Pacific      46%        53%             44%      50%

     Revenue from Japan represented approximately 12% of total revenues for the quarter and approximately 13% for the six months ended December 31, 1993, compared to approximately 12% and approximately 14%, respectively, in the prior year's comparable periods. The change in geographical mix is largely due to the current relative strength of the U.S. economy versus those of Europe and Japan, and the change in currency exchange rates from one year ago. The change in geographical mix is believed to be contrary to the long-term trend in mix.

PRODUCT AND OTHER REVENUES: The Company's product and other revenues result primarily from shipment of workstation and server products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. NRE contract payments are generally recognized upon the completion of contract requirements or milestones, and the expenses related to these efforts are included in research and development expense.

                                          SHIPMENT REVENUES BY PRODUCT LINE
                                          ---------------------------------
                                          (as a percent of shipment revenue,
                                         excluding service and other revenue)
                                       Three Months Ended      Six Months Ended
                                       ------------------      ----------------
                                        Dec 31,    Dec 31,     Dec  31,  Dec 31,
                                         1993       1992         1993     1992
                                         ----       ----         ----     ----
High-end (Challenge, Onyx,
          IRIS CRIMSON, Millennium,
          Power Series and R6000 ECL)     37%        36%          40%      39%

Low-end  (Indy, IRIS Indigo,
          Indigo2 and Magnum)             63%        64%          60%      61%

     Product mix has remained relatively constant as the Company continues to develop and deliver a wide range of products to a broadening marketplace.

     To date, the Company has derived a substantial portion of its revenues in any fiscal period from its most recently introduced product series. Over the last twelve months the Company has introduced new products at both the low-end and high-end of its product line, most of which have shipped in volume. In order for the Company to increase its total revenues it must continue to develop and introduce new products. As the technology for computer systems, including microprocessors, hardware, software and networking, included in the Company's products becomes more complex, the potential for delay or difficulty in new product introduction increases. In addition, as the Company's product lines become increasingly varied and complex, the process of planning production and inventory levels also becomes more complex. Any delay in the process of new product development and introduction, deferral of purchases by customers in anticipation of such new products, difficulties encountered by the Company in introducing new products or failure of these products to compete successfully with alternatives offered by other vendors could adversely affect the Company's revenues and profitability. The current economic conditions being experienced in Europe and a number of other countries had direct and indirect negative effects on revenues and income during the first half of fiscal 1994, and could continue to do so in the future.

SERVICE REVENUES: Service revenues, which are comprised of hardware and software support and maintenance, grew as a result of the continuing increase in the installed base of the Company's products. For fiscal 1994, the Company expects service revenues to increase at about the same rate as product and other revenues.

COST OF GOODS SOLD/GROSS MARGIN:

     The decrease in gross margin for the three month and six month periods is a result of the changes in the mix of products within product lines, the geographical mix, and negative impact on revenues due to a stronger dollar versus European currencies. The overall gross margin achieved during the second quarter of fiscal 1994 and the six month period of fiscal 1994 are in the range that management believes to be normal or sustainable. The level of gross margin for the Company may be affected from period to period by fluctuations in the proportion of other revenues, such as license and NRE fees, which generally have higher margins than product revenues, and by changes in the Company's mix of products and channels of distribution.

     The increase in gross margin on service revenue was primarily a result of efficiencies related to the increase in the installed base of the Company's products.

RESEARCH AND DEVELOPMENT EXPENSE:

     Research and development expense as a percentage of total revenues declined slightly due to the large increase in total revenue. While the Company will continue to increase the amount of research and development expense in absolute dollars, it believes that as a percentage of revenue research and development expense is currently in the Company's normal range.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

     The year-over-year decrease in selling, general and administrative expense as a percent of revenue is a result of managing expense growth relative to revenue growth. Selling, general, and administrative expense as a percentage of revenue is currently at the low-end of the Company's normal range.

INTEREST INCOME (EXPENSE) AND OTHER, NET:

     Interest and other, net for the quarter ended December 31, 1993 was an income of $1.6 million compared to $2.0 million of income for the same quarter in the prior year. The decrease was primarily due to abnormally high foreign exchange gains experienced in the prior year quarter, largely offset by lower hedging costs, higher net interest income and gains on sales of securities in the current quarter. Interest and other, net for the six month period was income of $2.1 million, compared with an expense of $.4 million for the six months ended December 31, 1992. The change was primarily due to lower foreign exchange hedging costs and losses, and an increase in interest income as a result of higher invested cash balances and higher interest earnings on investments, and gains on sales of securities.

PROVISION FOR INCOME TAXES:

     The Company's combined federal, state and foreign effective income tax rates for the three and six month periods ended December 31, 1993 were 30% and 27% respectively, compared to 30% for the same periods of the prior fiscal year. The combined effective income tax rate for the six month period was comprised of an estimated annual tax rate of 30% and a non-recurring benefit from the Revenue Reconciliation Act of 1993 in the amount of $2.3 million attributable to the retroactive extension of the research and development credit to the beginning of fiscal year 1993 and the effect of applying the increased corporate tax rate to the Company's deferred tax asset. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.

     In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which supersedes SFAS 96 and APB 11 and establishes a new method of accounting for income taxes. The Company adopted SFAS 109 in its first quarter of fiscal 1994 and has applied its provisions retroactively to fiscal 1989. The effect of adopting SFAS 109 is to increase previously reported net income for years prior to fiscal 1994 by a cumulative $39.7 million. The restatement decreased the net loss for fiscal 1992 by $40.4 million ($0.71 per share) and decreased net income for fiscal 1993 by $7.5 million ($0.10 per share). Net income for the three and six months ended December 31, 1992 decreased by $1.9 and $3 million, respectively ($0.01 and $0.02 per share).

     The Company believes that current levels of taxable income, adjusted for non-recurring items, will be sufficient to realize the deferred tax assets. Accordingly, the Company has determined that no valuation allowance for deferred tax assets is required to reduce such assets to an amount which is more likely than not to be realized through carrybacks, offsetting deferred tax liabilities and future taxable income.

NET INCOME:

     As a result of the above factors, net income increased significantly for the three and six month periods compared to the prior year, 65% and 77%, respectively.

     It is important to recognize the ongoing risks related to the Company's business. In any given period net income could be negatively affected by such factors as increased competition, reductions in average selling prices, changes in product and geographical mix, the effect of changes in currency exchange rates, the costs of introducing new products or difficulties in developing, introducing and manufacturing these products, increased product costs (including the availability and cost of components and trade protection measures) and adverse changes in general economic conditions and in U.S. Government spending. Revenues and net income could also be adversely affected by reduced demand for software and subsystem products, for product support and maintenance and by fluctuations in licensing and NRE contract fees. The Company does not typically have a significant backlog of orders at the beginning of each period. The Company generally books and ships a majority of its business within the same quarter, with a substantial portion being shipped in the third month of the quarter. Additionally, the timing of expenditures for research and development and sales and marketing programs and the timing of orders by major customers may cause operating income to fluctuate between periods.

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in or shortly after the end of the fiscal period, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which in and of itself often results in significant volatility of the Company's common stock price.

FINANCIAL CONDITION

     During the six months ended December 31, 1993, the Company's cash and cash equivalents, short term investments and long-term financial instruments increased by $203 million. This increase was primarily due to proceeds of $200 million generated from the sale of twenty-year zero coupon convertible subordinated debentures. Positive cash flow from operating activities of $30 million and from sales of stock through employee benefit programs of $23 million was offset by capital expenditures of $39 million and increases in other assets of $11 million.

     As of December 31, 1993, the Company's principal sources of liquidity included cash and cash equivalents, short-term investments and long-term financial instruments of $400 million and up to $15 million available under a committed line of credit. These resources should be adequate to fund the Company's projected cash needs beyond fiscal 1994. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, elected to raise additional capital in anticipation of future needs. It might do so again in the future.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information regarding the Company's Annual Meeting of Stockholders held on October 21, 1993, see Item 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11   Statement of Computation of Common Shares and Common Share
          Equivalents

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SILICON GRAPHICS, INC.


Date:  February 9, 1994            By   /s/ Stanley J. Meresman
                                        ------------------------------

                                        Stanley J. Meresman
                                        Senior Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)




                                   By   /s/ Dennis P. McBride
                                        ------------------------------

                                        Dennis P. McBride
                                        Vice President, Controller
                                        (Principal Accounting Officer)




                                   By   /s/ Tom Oswold
                                        ------------------------------

                                        Tom Oswold
                                        Vice President, Finance

                             SILICON GRAPHICS, INC.

                                INDEX OF EXHIBITS


Exhibit No.                                             Page No.


  11      Statement of Computation of Common Shares
          and Common Share Equivalent. . . . . . . . .     15