Form 10-Q
period 1994-03-31
SILICON GRAPHICS INC /CA/
filed 1994-05-16
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1994

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

                             Yes  X           No ___
                                 ---

As of April 30, 1994 there were 138,839,823 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.

                                      INDEX


                                                                Page No.
                                                                --------

                         PART I - FINANCIAL INFORMATION


Item 1:   Financial Statements:

          Consolidated Balance Sheet at
          March 31, 1994 and June 30, 1993 . . . . . . . . . . . .  3

          Consolidated Statement of Income for the
          Three Months Ended and Nine Months Ended
          March 31, 1994 and 1993. . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Cash Flows for the
          Nine Months Ended March 31, 1994 and 1993. . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . .  6

Item 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . 7-10



                           PART II - OTHER INFORMATION

Items 1 and 6: . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Index of Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             SILICON GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                   March 31,      June 30,
                                                                     1994           1993
                                                                     ----           ----
                                                                  (Unaudited)
ASSETS
- - ------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . $  201,622     $  142,668
  Short-term investments . . . . . . . . . . . . . . . . . . . .     38,224         12,142
  Accounts receivable, net . . . . . . . . . . . . . . . . . . .    363,542        317,470
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . .    186,368        156,165
  Prepaid expenses and other current assets. . . . . . . . . . .     73,476         70,359
                                                                  ---------      ---------
    Total current assets . . . . . . . . . . . . . . . . . . . .    863,232        698,804

Long-term financial instruments. . . . . . . . . . . . . . . . .    218,988         42,670

Property and equipment:
  Land and building. . . . . . . . . . . . . . . . . . . . . . .     27,710         26,742
  Machinery and equipment. . . . . . . . . . . . . . . . . . . .    213,651        175,978
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .     49,343         44,230
  Leasehold improvements . . . . . . . . . . . . . . . . . . . .     50,628         41,573
                                                                  ---------      ---------
                                                                    341,332        288,523
    Accumulated depreciation and amortization. . . . . . . . . .   (168,953)      (136,783)
                                                                  ---------      ---------
    Net property and equipment . . . . . . . . . . . . . . . . .    172,379        151,740

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .    121,824        119,813
                                                                  ---------      ---------
                                                                 $1,376,423     $1,013,027
                                                                  ---------      ---------
                                                                  ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . $   64,517     $   92,020
  Accrued compensation . . . . . . . . . . . . . . . . . . . . .     41,859         33,543
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .     61,385         39,215
  Other accrued liabilities. . . . . . . . . . . . . . . . . . .     63,843         46,026
  Long-term debt due within one year . . . . . . . . . . . . . .      9,853          7,048
  Accrued merger expenses. . . . . . . . . . . . . . . . . . . .     10,449         12,140
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .     61,227         50,446
                                                                  ---------      ---------
    Total current liabilities. . . . . . . . . . . . . . . . . .    313,133        280,438

Deferred revenue and other accrued expenses, long-term . . . . .      2,578          5,102
Long-term debt due after one year. . . . . . . . . . . . . . . .    226,787         25,989
Accrued merger expenses, long-term . . . . . . . . . . . . . . .      9,891         13,802

Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . . .     33,996         33,996
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .        137            132
  Additional paid-in capital.. . . . . . . . . . . . . . . . . .    635,882        601,994
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .    152,736         56,348
  Accumulated translation adjustment . . . . . . . . . . . . . .      1,283         (4,774)
                                                                  ---------      ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . .    824,034        687,696
                                                                  ---------      ---------
                                                                 $1,376,423     $1,013,027
                                                                  ---------      ---------
                                                                  ---------      ---------



Prior periods have been restated to reflect the adoption of FASB Statement No.
109, "Accounting for Income Taxes".   The effect at March 31, 1993 is to
increase current assets by $36.9 million, increase other assets by $50.3 million, increase current liabilities by $26.5 million and increase stockholders' equity by $60.7 million. The effect at June 30, 1993 is to increase current assets by $22.5 million, increase other assets by $44.4 million, increase current liabilities by $12.9 million and increase stockholders' equity by $54.0 million.


                             SEE ACCOMPANYING NOTES

                             SILICON GRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited; in thousands except per share amounts)



                                                          Three Months Ended      Nine Months Ended
                                                               March 31,               March 31,
                                                               --------                --------
                                                           1994        1993        1994        1993
                                                           ----        ----        ----        ----
Product and other revenues . . . . . . . . . . . . . .   $334,898    $239,429    $930,821    $682,773
Service revenues . . . . . . . . . . . . . . . . . . .     41,395      31,237     117,504      89,158
                                                          -------     -------   ---------     -------
  Total revenues . . . . . . . . . . . . . . . . . . .    376,293     270,666   1,048,325     771,931

Costs and expenses:
  Cost of product and other revenues.. . . . . . . . .    160,775     111,082     447,464     310,652
  Cost of service revenues . . . . . . . . . . . . . .     22,615      18,794      63,471      56,503
  Research and development . . . . . . . . . . . . . .     44,568      34,931     126,153      98,353
  Selling, general and administrative. . . . . . . . .     99,394      76,456     279,024     226,496
                                                          -------     -------     -------     -------
    Total costs and expenses . . . . . . . . . . . . .    327,352     241,263     916,112     692,004
                                                          -------     -------     -------     -------

Operating income . . . . . . . . . . . . . . . . . . .     48,941      29,403     132,213      79,927

Interest income (expense) and other, net . . . . . . .      1,197        (484)      3,325        (929)
                                                          -------     -------     -------     -------
Income before taxes  . . . . . . . . . . . . . . . . .     50,138      28,919     135,538      78,998

Provision for income taxes . . . . . . . . . . . . . .     15,041       8,676      38,361      23,700
                                                          -------     -------     -------     -------

Net income . . . . . . . . . . . . . . . . . . . . . .   $ 35,097    $ 20,243    $ 97,177    $ 55,298
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------


Net income per common share. . . . . . . . . . . . . .   $   0.23    $   0.14    $   0.63    $   0.38
                                                             ----        ----        ----        ----
                                                             ----        ----        ----        ----

Common shares and common share equivalents
used in the calculation of net income per
common share . . . . . . . . . . . . . . . . . . . . .    155,523     146,714     153,782     144,432
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------


Prior periods have been restated to reflect the adoption of FASB Statement No. 109, "Accounting for Income Taxes". The effect is to reduce net income and earnings per share by $1.7 million and $0.01 for the three months ended March 31, 1993 and $4.7 million and $0.03 for the nine months ended March 31, 1993 reflecting elimination of the extraordinary item for the benefit of tax loss carryforwards.

All share and per share data have been restated for all periods presented to reflect the two-for-one stock split payable in the form of a stock dividend which was distributed on December 15, 1993, to holders of record on November 30, 1993.


                             SEE ACCOMPANYING NOTES

                             SILICON GRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited; in thousands)


                                                                      Nine Months Ended
                                                                          March 31,
                                                                          --------
                                                                     1994           1993
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 97,177       $ 55,298
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .     60,319         47,688
  Accrued interest on convertible subordinated debenture . . . .      3,460             --
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,242         (3,601)
  (Increase) decrease in assets:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .    (46,072)       (24,246)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .    (30,203)       (15,679)
    Prepaid expenses and other current assets. . . . . . . . . .     (3,117)           139
  Increase (decrease) in liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .    (27,725)         5,835
    Accrued compensation . . . . . . . . . . . . . . . . . . . .      8,316          5,291
    Income taxes payable . . . . . . . . . . . . . . . . . . . .     22,170         15,085
    Other accrued liabilities. . . . . . . . . . . . . . . . . .     17,555          5,018
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . .     10,157          5,618
    Deferred revenue and other accrued expenses, long-term . . .     (1,900)          (168)
    Accrued merger expenses. . . . . . . . . . . . . . . . . . .     (5,409)       (33,357)
                                                                    -------        -------
      Total adjustments. . . . . . . . . . . . . . . . . . . . .     13,793          7,623
                                                                    -------        -------

    Net cash provided by operating activities. . . . . . . . . .    110,970         62,921
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . .    (62,573)       (53,524)
Increase in other assets . . . . . . . . . . . . . . . . . . . .    (13,908)       (21,243)
Investments in short-term financial instruments. . . . . . . . .    (73,696)      (109,643)
Principal proceeds from matured short-term investments . . . . .     56,326         64,022
Investments in long-term financial instruments . . . . . . . .     (252,361)       (10,199)
Principal proceeds from redemption of long-term investments. . .     67,331             --
                                                                    -------        -------

    Net cash used in investing activities. . . . . . . . . . . .   (278,881)      (130,587)
                                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock . . . . . . . . . . . . . . . . . . . . . .     33,405         27,151
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . .    203,345            931
Payments of debt principal . . . . . . . . . . . . . . . . . .       (9,360)        (9,012)
Cash dividends - preferred stock . . . . . . . . . . . . . . . .        (525)         (525)
                                                                    -------        -------

    Net cash provided by financing activities. . . . . . . . . .    226,865         18,545
                                                                    -------        -------

Net increase (decrease) in cash and cash equivalents . . . . . .     58,954        (49,121)
Cash and cash equivalents at beginning of period . . . . . . . .    142,668        154,485
                                                                    -------        -------

Cash and cash equivalents at end of period . . . . . . . . . . .   $201,622       $105,364
                                                                    -------        -------
                                                                    -------        -------



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

3.   INVENTORIES

     Inventories stated at the lower of cost (first-in, first-out) or market consist of (in thousands):


                                     March 31,      June 30,
                                       1994           1993
                                       ----           ----
                                   (Unaudited)
     Raw material                   $  29,682      $  26,016
     Work in process                   45,804         44,958
     Finished goods                    14,562         16,616
     Service & marketing               96,320         68,575
                                      -------        -------
     Total inventories, net          $186,368       $156,165
                                      -------        -------
                                      -------        -------


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

5.   INCOME TAXES

     In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which supercedes SFAS 96 and APB 11 and establishes a new method of accounting for income taxes. The Company adopted SFAS 109 in its first quarter of fiscal 1994 and applied its provisions retroactively to fiscal 1989. The effect of adopting SFAS 109 was to increase previously reported net income for years prior to fiscal 1994 by a cumulative $39.7 million. The restatement decreased the net loss for fiscal 1992 by $40.4 million ($0.71 per share) and decreased net income for fiscal 1993 by $7.5 million ($0.10 per share).

6.   PER SHARE DATA

     Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents for the three month and nine month periods ended March 31, 1994 consist of stock options (using the modified treasury stock method) and convertible preferred stock. The Company's Series A convertible preferred stock is included on an as-if-converted basis. The Company's twenty year zero-coupon convertible subordinated debenture issued in November 1993 is not a common stock equivalent and therefore not included in the equivalent shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the periods indicated, certain income and expense items as a percentage of net revenues:


                                                       Three Months Ended       Nine Months Ended
                                                      March 31,   March 31,   March 31,   March 31,
                                                        1994        1993        1994        1993
                                                        ----        ----        ----        ----
Product and other revenues . . . . . . . . . . . . .    89.0%       88.5%       88.8%       88.5%
Service revenues . . . . . . . . . . . . . . . . . .    11.0        11.5        11.2        11.5
                                                       -----       -----       -----       -----
Total revenues . . . . . . . . . . . . . . . . . . .   100.0       100.0       100.0       100.0

Cost of product and other revenues . . . . . . . . .    42.7        41.1        42.7        40.2
Cost of service revenues . . . . . . . . . . . . . .     6.0         6.9         6.0         7.3
                                                       -----       -----       -----       -----
Gross margin . . . . . . . . . . . . . . . . . . . .    51.3        52.0        51.3        52.4

Research and development expenses. . . . . . . . . .    11.8        12.9        12.0        12.7
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . .    26.4        28.3        26.6        29.3
                                                       -----       -----       -----       -----
Operating income . . . . . . . . . . . . . . . . . .    13.0        10.9        12.6        10.4

Interest income (expense) and other, net . . . . . .     0.3        (0.2)        0.3        (0.1)
                                                       -----       -----       -----       -----
Income before taxes  . . . . . . . . . . . . . . . .    13.3        10.7        12.9        10.2

Provision for income taxes . . . . . . . . . . . . .     4.0         3.2         3.7         3.1
                                                       -----       -----       -----       -----
Net Income . . . . . . . . . . . . . . . . . . . . .     9.3%        7.5%        9.3%        7.2%
                                                       -----       -----       -----       -----
                                                       -----       -----       -----       -----



Percentages may not add due to rounding.


The following table sets forth, for the periods indicated, growth rates for certain income and expense items:


                                                                            Increase/(Decrease) for the
                                                      ------------------------------------------------------------------------
                                                      Three Months Ended    March 31, 1994    Nine Months Ended March 31, 1994
                                                      ------------------   ---------------    --------------------------------
                                                         vs Prior Qtr      vs Year Ago Qtr           vs Year Ago Period
                                                         ------------      ---------------           ------------------
Product and other revenues . . . . . . . . . . . . .          1%                 40%                        36%

Service revenues . . . . . . . . . . . . . . . . . .          5%                 33%                        32%

Total revenues . . . . . . . . . . . . . . . . . . .          2%                 39%                        36%

Gross Profit . . . . . . . . . . . . . . . . . . . .          2%                 37%                        33%

Research  and development. . . . . . . . . . . . . .          5%                 28%                        28%

Selling, general and administrative. . . . . . . . .          3%                 30%                        23%

Net Income . . . . . . . . . . . . . . . . . . . . .         (3)%                73%                        76%


RESULTS OF OPERATIONS
- - ----------------------

TOTAL REVENUES:

     Revenue growth over the prior year for both the three and nine month periods resulted principally from increased unit shipments of the Company's products as the Company introduced new, higher performance models which provided graphics or computing performance enhancements, or both. Total revenues for the third quarter of fiscal 1994 were essentially flat over the second quarter of fiscal 1994, consistent with third quarter revenue patterns over the last few years.

                              REVENUE BY GEOGRAPHY
                       (as a percentage of total revenue)


                        Three Months Ended             Nine Months Ended
                        ------------------             -----------------
                       March 31,    March 31,        March 31,    March 31,
                         1994         1993             1994         1993
                         ----         ----             ----         ----
North America             49%          48%              53%          49%

Europe/Pacific            51%          52%              47%          51%


     The nine month change in geographical mix is largely due to the relative strength of the U.S. economy versus those of Europe and Japan. The change in geographical mix is believed to be contrary to the long-term trend in mix. Revenue from Japan represented approximately 16% of total revenues for the quarter and approximately 13% for the nine months ended March 31, 1994, compared to approximately 16% and approximately 14%, respectively, in the prior year's comparable periods. The increase reflects higher spending by the Japanese Government.

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

                        SHIPMENT REVENUES BY PRODUCT LINE
     (as a percent of shipment revenue, excluding service and other revenue)


                        Three Months Ended             Nine Months Ended
                        ------------------             -----------------
                       March 31,    March 31,        March 31,    March 31,
                         1994         1993             1994         1993
                         ----         ----             ----         ----
High-end                  37%          37%              39%          38%

Low-end                   63%          63%              61%          62%


     High-end and low-end mix has remained relatively constant as the Company continues to develop and deliver a wide range of products to a broadening marketplace.

     To date, the Company has derived a substantial portion of its revenues in any fiscal period from its most recently introduced product series. Over the last twelve months the Company has introduced new products at both the low-end and high-end of its product line, most of which have shipped in volume. In order for the Company to increase its total revenues it must continue to develop and introduce new products. As the technology for computer systems, including microprocessors, hardware, software and networking, included in the Company's products becomes more complex, the potential for delay or difficulty in new product introduction increases. In addition, as the Company's product lines become increasingly varied and complex, the process of planning production and inventory levels also becomes more complex. Any delay in the process of new product development and introduction, deferral of purchases by customers in anticipation of such new products, difficulties encountered by the Company in introducing new products or failure of these products to compete successfully with alternatives offered by other vendors could adversely affect the Company's revenues and profitability. The Company experienced some strength in certain countries during the quarter; however, periods of general economic weakness have had direct and indirect negative effects on revenues and income in the past and could continue to do so in the future.

SERVICE REVENUES: Service revenues, which are comprised of hardware and software support and maintenance, grew as a result of the continuing increase in the installed base of the Company's products. The Company expects service revenues to increase at about the same rate of growth as fiscal year 1994 to date.

COST OF GOODS SOLD/GROSS MARGIN:

     The decrease in gross margin for the three month period compared to the prior year was the result of several factors including lower pricing on desktop products, which was partially offset by an increase in service margins. The decrease in gross margin for the nine month period was primarily the result of lower pricing on desktop products and a change in the geographical mix, partially offset by increased service margins. The overall gross margin achieved during the third quarter of fiscal 1994 and the nine month period of fiscal 1994 are in the range that management believes to be normal. The level of gross margin for the Company may be affected from period to period by fluctuations in the proportion of other revenues, such as license and NRE fees, which generally have higher margins than product revenues, and by changes in the Company's mix of products and channels of distribution.
     The increase in gross margin on service revenue was primarily a result of efficiencies from in the continuing increase in the installed base of the Company's products.

RESEARCH AND DEVELOPMENT EXPENSE:

     Research and development expense as a percentage of total revenues declined slightly due to the large increase in total revenue. As a percentage of revenue, research and development expense is currently in the Company's normal range.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

     The year-over-year decrease in selling, general and administrative expense as a percent of revenue is a result of managing expense growth relative to revenue growth. Selling, general, and administrative expense as a percentage of revenue is currently at the low-end of the Company's normal range.

INTEREST INCOME (EXPENSE) AND OTHER, NET:

     Interest and other, net for the quarter and nine month period ended March 31, 1994 improved compared to the prior year due to decreased cost of hedging foreign currencies, and increased interest income as a result of higher invested cash balances and higher interest earned on investments.

PROVISION FOR INCOME TAXES:

     The Company's combined federal, state and foreign effective income tax rate for the three and nine month periods ended March 31, 1994 was 30% and 28% respectively, compared to 30% for the same periods of the prior fiscal year.
The combined effective income tax rate for the nine month period was comprised of an estimated annual tax rate of 30% and a non-recurring benefit from the Revenue Reconciliation Act of 1993 in the amount of $2.3 million attributable to the retroactive extension of the research and development credit to the beginning of fiscal year 1993 and the effect of applying the increased corporate
tax rate to the Company's deferred tax asset.   The Company does not provide for
U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.
     In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which supercedes SFAS 96 and APB 11 and establishes a new method of accounting for income taxes. The Company adopted SFAS 109 in its first quarter of fiscal 1994 and has applied its provisions retroactively to fiscal 1989. The effect of adopting SFAS 109 is to increase previously reported net income for years prior to fiscal 1994 by a cumulative $39.7 million. The restatement decreased the net loss for fiscal 1992 by $40.4 million ($0.71 per share) and decreased net income for fiscal 1993 by $7.5 million ($0.10 per share). Net income for the three and nine months ended March 31, 1993 decreased by $1.7 and $4.7 million respectively ($0.01 and $0.03 per share).
     The Company believes that current levels of taxable income, adjusted for non-recurring items, will be sufficient to realize the deferred tax assets. Accordingly, the Company has determined that no valuation allowance for deferred tax assets is required to reduce such assets to an amount which is more likely than not to be realized either through carrybacks, or by offsetting deferred tax liabilities or future taxable income.

NET INCOME:

     As a result of the above factors, net income increased 73% and 76%, respectively, for the three and the nine month periods.
     It is important to recognize the ongoing risks related to the Company's business. In any given period net income could be negatively affected by such factors as increased competition, reductions in average selling prices, changes in product and geographical mix, the effect of changes in currency exchange rates, the costs of introducing new products or difficulties in developing, introducing and manufacturing these products, increased product costs (including the availability and cost of components and trade protection measures) and adverse changes in general domestic and international economic conditions and in U.S. Government spending. Revenues and net income could also be adversely affected by reduced demand for software and subsystem products, for product support and maintenance and by fluctuations in licensing and NRE contract fees. The Company does not typically have a significant backlog of orders at the beginning of each period. The Company generally books and ships a majority of its business within the same quarter, with a substantial portion being shipped in the third month of the quarter. Additionally, the timing of expenditures for research and development and sales and marketing programs and the timing of orders by major customers may cause operating income to fluctuate between periods.
     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in or shortly after the end of the fiscal period, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which in and of itself often results in significant volatility of the Company's common stock price.

FINANCIAL CONDITION
- - -------------------

     For the three months ended March 31, 1994, the Company's cash and cash equivalents, short term investments and long-term financial instruments increased by $58 million. This increase was primarily due to positive cash flow from operating activities of $81 million, as well as $11 million generated from sales of stock through employee benefit programs, which was partially offset by $24 million of capital expenditures and $8 million of debt payment. For the nine months ended March 31, 1994, the Company's cash and cash equivalents, short term investments and long-term financial instruments increased by $261 million. This increase was primarily due to proceeds of $200 million generated from the sale of twenty-year zero coupon convertible subordinated debentures. Positive cash flow from operating activities of $111 million and sale of stock through employee benefit programs of $33 million was partially offset by capital expenditures of $63 million, increase in other assets of $14 million, and $6 million net reduction in debt excluding the convertible debenture.

     As of March 31, 1994, the Company's principal sources of liquidity included cash and cash equivalents, short-term investments and long-term financial instruments of $459 million and up to $20 million available under a committed line of credit. These resources should be adequate to fund the Company's projected cash needs beyond fiscal 1994. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, elected to raise additional capital in anticipation of future needs. It might do so again in the future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 17, 1992, a putative class action lawsuit entitled DIANE PROVENZ AND AHIKIM EIZENBERG V. ROBERT C. MILLER, ET AL. was filed in the United States District Court for the Northern District of California. The plaintiffs purport to represent a class of all persons who purchased MIPS' common stock between January 31, 1991 and October 9, 1991 (the "Class Period"). Named as defendants are MIPS and certain executive officers of MIPS. The Company is not a defendant, but is defending the case as a successor in interest to MIPS. The complaint alleges that defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the Class Period. The Company's motion for summary judgment is currently pending.
A trial date has been set for June 27, 1994. The Company believes that it has meritorious defenses to the claims alleged in this lawsuit and intends to defend the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11   Statement of Computation of Common Shares and Common Share Equivalents

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1994            SILICON GRAPHICS, INC.
                                a Delaware Corporation




                                By:  /s/ Stanley J. Meresman
                                     -------------------------------------------
                                     Stanley J. Meresman
                                     Senior Vice President, Finance and Chief
                                      Financial Officer
                                     (Principal Financial Officer)




                                By:  /s/ Dennis P. McBride
                                     -------------------------------------------
                                     Dennis P. McBride
                                     Vice President, Controller
                                     (Principal Accounting Officer)




                                By:  /s/ Tom Oswold
                                     -------------------------------------------
                                     Tom Oswold
                                     Vice President, Finance and Treasurer

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS


Exhibit   Description                                       Page
- - -------   -----------                                       ----

  11      Statement of Computation of Common
          Shares, Common Share Equivalents and
          Earnings Per Share                                 14