Form 10-K
period 1994-06-30
SILICON GRAPHICS INC /CA/
filed 1994-09-28
CIK 802301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended June 30, 1994.
[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 .  For the transition period from           to
        .

                         Commission File Number 1-10441
                             SILICON GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               94-2789662
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

      2011 North Shoreline Boulevard, Mountain View, California 94043-1389
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (415) 960-1980

                                  -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED:
           -------------------                    ---------------------
     Common Stock, $0.001 par value              New York Stock Exchange
     Preferred Share Purchase Rights             New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 2, 1994 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $3,098 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  AS OF SEPTEMBER 2, 1994, THE REGISTRANT HAD OUTSTANDING 141,104,197 SHARES OF
                                  COMMON STOCK.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following documents are incorporated by reference to this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held November 1, 1994 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1994 (Parts I, II and IV).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Silicon Graphics, Inc. (the "Company") designs and supplies a family of workstation, server and supercomputer systems, incorporating interactive three-dimensional ("3D") graphics, digital media and multiprocessing supercomputing technologies. The workstation products are available in desktop and deskside configurations, and are used primarily by technical, scientific and creative professionals to simulate, analyze, develop and display complex 3D objects and phenomena. The Company has, over the last ten years, been a pioneer in the 3D graphics field, and continues to be a leader in workstation graphics technology. The Company's marketing and development efforts have, in the past, focused largely on the technical computing community, including engineers, scientists, designers, simulation specialists, animators and others who deal with complex visualization problems. In the last several years, the Company has evolved its product offering into a range of computer systems and associated software products designed to meet the broad scope of computing, visualization, networking and file management requirements of its targeted customers. In fiscal 1993, the Company introduced a comprehensive family of deskside, scalable, single and symmetric multi-processor network resource servers.
These server products are targeted at the technical and commercial markets, for use as print and entry-level file servers in low-end configurations, and workgroup and enterprise transaction processing and compute servers in mid-range and high-end configurations. In July 1994, the Company introduced its supercomputing servers, targeted at compute-intensive technical and scientific applications. The Company's family of advanced graphics supercomputers, introduced in fiscal 1993, was also enhanced in July 1994 by the introduction of new high-end models. The Company also places considerable emphasis on two-dimensional graphics performance and digital media in its product offerings, including in its targeted markets the pre-press, publishing, documentation, and telecommunications industries.

     During fiscal 1994, the Company has sought to extend the reach of its core technologies by forging alliances with entertainment industry leaders and other companies at the forefront of the developing market for interactive computing. Among the Company's partners in these alliances are Time Warner Cable, Nintendo Co., Ltd., Walt Disney Company, AT&T Corp. and NTT Corporation.

     MIPS Technologies, Inc. ("MTI"), a wholly-owned subsidiary of the Company, designs, develops and licenses advanced reduced instruction set computing (RISC) processors and microprocessors. MTI was established in June 1992, following the merger into the Company of MIPS Computer Systems, Inc. The merger was the culmination of a long technology relationship between the two companies dating to 1986, when the Company selected the MIPS-R- RISC architecture and microprocessor design to be the focus for its systems development effort. The Company, through MTI, is a leading supplier of RISC microprocessor technology for the computer system and embedded control markets. MTI has the dual objectives of continuing the rapid development of innovative MIPS RISC-based microprocessor technologies and the propagation of the MIPS RISC architecture as an industry standard. The Company and MTI are working together to ensure that the MIPS RISC architecture remains open, accessible and competitive, and are exploring ways to combine the MIPS RISC architecture with the Company's digital media technology in multimedia architectures suitable for consumer electronics products.

PRINCIPAL PRODUCTS

     The Company's graphics computer systems range from the Indigo-R- family of desktop workstations, including the Indy-TM- and Indigo(2)-TM-, to the Onyx-TM-and POWER Onyx-TM- systems, a family of advanced graphics supercomputers. In addition, the Company's Challenge-TM- and POWER Challenge-TM- family ranges from entry-level single processor servers to enterprise-wide symmetric multiprocessing supercomputers. The Company's products all use the MIPS RISC microprocessors developed by MTI, and generally are binary-compatible, meaning that software applications run without modification across the entire product line. The Company's workstations include display, graphics and computational capabilities. Server models are general purpose computers with the same computational performance of their workstation counterparts, but without the graphics capabilities. Depending upon their application, servers may also have higher levels of data storage and/or communications capabilities than comparable workstations. The high-end multiprocessor supercomputer systems are meant to replace or augment aging mainframe computers in compute intensive engineering, animation and scientific environments.

     All the Company's workstations, servers and supercomputer systems use the Company's IRIX-TM- operating system software. IRIX is the Company's enhanced version of the System V Release 4 (SVR4) UNIX-R- operating system. The Company's latest version, IRIX 5.2, includes the Indigo Magic-TM- user environment, a complete family of tools including desktop utilities, digital media applications and collaborative tools. Among the key benefits of Indigo Magic are an intuitive iconic interface supporting "drag and drop" interaction, a file manager that provides graphical navigation through the file system and directories, on-line help, sophisticated digital media tools that can be used to create anything from basic slides to interactive presentations with integrated audio, video and 3D graphics, and support for InPerson-TM-, the Company's low cost, desktop video conferencing software product.

     The Company develops only a very limited set of applications software, and obtains licenses to and markets certain utility software packages, including database, computational, desktop publishing, modeling and rendering products. For other requirements, customers using the Company's workstations must either develop or license from a third party the software necessary to address their needs. The Company believes that there currently are approximately 1,900 registered application software programs offered for use on its systems.

THE INDIGO SERIES

     The Indigo family of desktop workstations, comprised of the Indy, IRIS Indigo and Indigo(2) systems, combine key elements of workgroup collaboration, interactive media and computing at a range of prices and performance. The versatile desktop systems in this family can be used for tasks as diverse as manipulating 3D models for computer-aided design (CAD), crunching numbers for chemistry and geographic information systems applications, or functioning as a tool for video editing, animation rendering, technical publishing and software development.

     THE INDY FAMILY The Indy desktop workstation, originally introduced in July 1993, features advanced 3D graphics and imaging and the Indy Cam-TM-, its own digital color video camera. The Indy was developed as a low-price, high-performance workstation with real-time video capability, interactive and professional quality graphics, audio and imaging capabilities. The Indy has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring. The Indy systems are available with either the R4600-TM- or 150mhz R4400-TM- microprocessor and range in price from approximately $6,000 to $28,500.(*)

     THE IRIS INDIGO FAMILY The IRIS Indigo-R- workstation, originally introduced in July 1991, was the first RISC PC with integrated digital media, combining the power of workstations with the ease-of-use, standards and affordability of personal computers. The IRIS Indigo workstations are expandable and upgradable and were enhanced in January 1992 by the addition of three models, including the high-end Indigo Elan-TM-, which provide higher levels of graphics performance. Among the primary markets addressed by the IRIS Indigo are the mechanical CAD and computer-aided engineering, electronic design

- - -------------------------
* These and all other prices quoted are September 1994 list prices, which are subject to discount based on volume and other factors.

automation, computer-aided software engineering (CASE), geo-science, life science, management support and publishing markets. The IRIS Indigo systems incorporate either an R4000-R- or R4400 microprocessor at prices ranging from approximately $14,500 to $40,000.

     THE INDIGO(2) FAMILY The Indigo(2) family of high-performance desktop workstations was originally introduced in January 1993 and is available with the XL, XZ or Extreme graphics subsystems. The entry-level Indigo(2) XL system is designed for use in a wide range of 2D graphics applications and supports 3D graphics through a software Z buffer and host-based geometry calculations. The mid-level Indigo(2) XZ system is designed for 3D solids modeling appropriate for professional engineers and scientists. The flagship Indigo(2) Extreme-TM-system is optimized for applications in solids modeling, mechanical CAD, 3D visualization, animation and architectural design. The Indigo(2) XZ and Indigo(2) Extreme systems feature two and eight Geometry Engine-R- graphics coprocessors, respectively. In addition, the Galileo Video-TM- option board and Cosmo Compress-TM- enhance the performance of the Indigo(2) for professional audio and video production. Indigo(2) systems incorporate either an R4000 or R4400 microprocessor and range in price from approximately $21,500 to $44,000.

THE ONYX SERIES

     ONYX The Onyx family of graphics supercomputers, originally introduced in January 1993, uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with the Onyx systems range from the Extreme through the VTX-TM- to the Reality Engine(2)-TM- graphics subsystems. The Onyx and POWER Onyx are well-suited for applications such as earth and environmental sciences, visual simulation, medical imaging and chemistry, advanced design, interactive entertainment, digital film and video production, scientific visualization, computational chemistry, oil and gas, and other image processing applications. The Onyx graphics supercomputers are based on the R4400 64-bit microprocessor and range from the two-processor Onyx Extreme workstations, priced from approximately $94,000, to the 24-processor Reality Engine(2) rack-mounted systems, priced from approximately $644,000.

     POWER ONYX The POWER Onyx, introduced in July 1994, provides researchers and scientists with an affordable, integrated visual supercomputer. The POWER Onyx combines supercomputing performance and high-end graphics capabilities suited for customers in industries such as computational chemistry, oil & gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing and animation. The POWER Onyx is based on the 64-bit MIPS R8000-TM- microprocessor, optimized for floating-point intensive applications, and is available with the Company's Extreme or Reality Engine(2) graphics subsystems. The POWER Onyx is available in configurations from one to twelve processors, ranging in price from the uniprocessor POWER Onyx Extreme deskside systems starting at approximately $89,000 to the twelve processor Reality Engine(2) rack-mounted systems priced from approximately $704,000.

THE CHALLENGE SERIES

     CHALLENGE The Challenge series of network resource servers originally was introduced in January 1993 and was enhanced by the introduction of two new systems in July 1994. The Challenge product family currently includes four models that span a range of capabilities, each of which is optimized for a specific distributed computing environment. The entry-level Challenge S server is a single-processor system designed for use in small to mid-size workgroups and is ideal for CAD, storage management, digital distribution and backbone serving applications. The Challenge S is available at prices ranging from $12,250 to $16,600. The Challenge DM is focused on the needs of the database, digital media, real time and file serving markets. Challenge DM systems are scalable to up to four R4400 microprocessors at prices ranging from $45,000 to $75,000. At the midpoint is the Challenge L, an expandable deskside resource server designed to connect large departments of workstation users. The Challenge L can be configured with two to twelve R4400 microprocessors at prices ranging from

$79,000 to $279,000. At the high end is the Challenge XL, designed to support enterprise-wide distributed computing environments. The Challenge XL is configurable with from two to thirty-six R4400 microprocessors and is available at prices ranging from $129,000 to $809,000.

     POWER CHALLENGE The POWER Challenge family of supercomputing servers, introduced in July 1994, combines low-cost, high-performance CMOS RISC technology, advanced parallel system architecture and a simple shared-memory programming model. The POWER Challenge can be configured with one to eighteen R8000 microprocessors. Depending on configuration and memory requirements, prices range from approximately $69,000 for a single processor to $309,000 for a six-processor POWER Challenge L deskside server and from approximately $179,000 for a two-processor to $899,000 for an eighteen-processor POWER Challenge XL rack-mounted system.

MICROPROCESSORS

     All of the Company's system products incorporate the MIPS RISC microprocessor architecture. The designs of the Company's MIPS RISC microprocessors incorporate a general purpose architecture and instruction set designed for high performance over a wide range of computer applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions.

     The Company's MIPS RISC microprocessor family currently consists of several independent but binary-compatible chipsets, including the R3000A complementary metal oxide semiconductor ("CMOS") chipset, comprised of the R3000A central processing unit ("CPU") and R3010A floating point unit ("FPU"); and the R4000 CMOS single chip microprocessor, which incorporates the CPU, FPU and primary cache RAM into a single high-density chip. The R4400 microprocessor, introduced in November 1992, is a 64-bit, single chip microprocessor that incorporates enhancements to, and greater speed than, the R4000. The R4200 microprocessor, designed for the portable computer and consumer markets, and the R8000 processor, designed for supercomputer applications, were introduced in mid-1994.

     Although the Company develops RISC microprocessors and related devices of its own design, it licenses the manufacture and sale of these chips to selected semiconductor manufacturing companies (the "Semiconductor Partners"). The Company does not itself manufacture microprocessors. The Company's current Semiconductor Partners are Integrated Device Technology, Inc.; LSI Logic Corporation; NEC Corporation; NKK Corporation; Siemens AG and Toshiba Corporation. Each Semiconductor Partner paid an initial license fee at the beginning of the license period and has committed to pay ongoing, per unit royalties which are based upon microprocessor net sales. Sales by the Semiconductor Partners are principally to the computer systems and embedded control markets, for use in such products as disk drives, laser printers and X-terminals. Computer systems companies that have adopted the MIPS architecture include Acer Technologies, Deskstation Technology, Pyramid Technology, Siemens Nixdorf AG, Sony Corporation, Tandem Computers Incorporated, NEC Technologies, Inc., NeTpower Inc. and Tektronix, Inc. The Company and its Semiconductor Partners generally have jointly funded the development of new MIPS RISC microprocessors, including the R4000 and the R4400 introduced in fiscal 1993 and the R4200 and R8000 processors introduced in fiscal 1994.


NEW VENTURES

The Company has extended its reach into the developing markets for interactive computing through new ventures, including alliances with companies like Time Warner Cable, Nintendo, Disney and AT&T Corp. None of these ventures accounted for significant product revenues in fiscal 1994, and each is subject to a number of risks and uncertainties. See "Factors That May Affect Future Results" below.

TIME WARNER CABLE'S ORLANDO PROJECT

     The Company is developing the core software technologies, including operating system software and key applications such as video-on-demand software, for Time Warner Cable's interactive digital cable television trial in Orlando, Florida. Scheduled to be deployed to 4,000 homes in the Orlando area, the technology will provide consumers with access to such services as video-on-demand, educational resources, interactive video games and home shopping. The "media servers" (computers from which movies and other content may be retrieved) for the trial will be provided by the Company, and the home communications devices will incorporate MIPS microprocessors. This project, which is the most ambitious interactive television trial announced to date, has helped to position the Company as a technology leader in this emerging market.

NINTENDO'S ULTRA 64 VIDEO ENTERTAINMENT SYSTEM

     The Company also is developing for Nintendo Co., Ltd. the core technological components of Ultra 64-TM-, the next generation, 64-bit
Nintendo -R- video entertainment system. These components include the central processing unit, a media co-processor, operating system software and multimedia libraries. This arrangement, under which Nintendo is funding the Company's development work and will pay the Company royalties, should enable the Company to extend its core technologies to a high volume consumer electronics market.
By licensing these technologies to Nintendo, the Company hopes to address this market in a way that benefits from Nintendo's strengths in low-cost, high-volume manufacturing, and mass consumer distribution and marketing. If successfully marketed by Nintendo, the Ultra 64 system also will create high volume markets for the MIPS microprocessors on which it will be based, again helping to promote the preservation and expansion of the MIPS RISC architecture on which the Company's core computer system products are based.

WALT DISNEY IMAGINEERING LABS AT EPCOT CENTER

     The Company's work with the Walt Disney Company provided the technology behind the Walt Disney Imagineering Labs, which opened in July 1994 at Epcot Center in Orlando, Florida. In a new exhibit combining the Company's visual computing expertise with the creative talents of the Walt Disney Imagineering team, visitors are able to view, interact with and actually "fly" through scenes from Disney's animated film ALADDIN. This example illustrates the avenues the Company is exploring to take its technology into the realm of location-based entertainment.

INTERACTIVE DIGITAL SOLUTIONS, AN AT&T AND SILICON GRAPHICS COMPANY

     In June 1994, the Company and AT&T agreed to form Interactive Digital Solutions, a new venture created to develop and deliver complete interactive video solutions, based on the Company's video and graphics technology and AT&T's networking and integration expertise, to telephone company networks and cable TV systems, and eventually to large private networks. The turnkey systems that IDS intends to provide include media servers, network operating system software, selected applications programs and integration services. The Company brings its core competency in media servers and growing operating system and application software expertise to the venture, and AT&T's contributions include its advanced switching and networking expertise, strong relationships with the target public network operator customer base (primarily the regional Bell operating companies and cable television multiple service operators), and its system integration and support capabilities.

NTT CORPORATION

     In June 1994, the Company entered into a letter of intent with Nippon Telegraph and Telephone Corporation (NTT) providing for the companies to collaborate in testing interactive digital networks. The arrangement gives the Company the opportunity to play a key role in helping to establish the architecture for the information superhighway in Japan and to supply media servers for an NTT trial.

SILICON STUDIO, INC.

     In July 1994, the Company announced the formation of Silicon Studio, Inc., a wholly-owned subsidiary created to enable applications development for emerging interactive digital media markets. Focusing on the convergence of computing and consumer technologies, Silicon Studio will work with third-party developers, content creators and distributors to extend the Company's already established role in media authoring markets, including film and video, publishing and the expanding areas of interactive television, next-generation video games and location-based entertainment.

MARKETING, SALES AND DISTRIBUTION

     The Company sells its products principally to end users, value added resellers ("VARs"), value added dealers ("VADs"), original equipment manufacturers ("OEMs"), government customers, and systems integrators worldwide.

     - The Company's end-user customers include large manufacturing companies such as automotive, aerospace and pharmaceutical companies; government contractors; consumer product companies; creative professionals in the areas of animation, special effects, graphics arts, pre-press and publishing; and universities and research laboratories.

     - VARs are software companies that develop or customize their proprietary software specifically for use with the special graphics hardware of the Company's workstations. VARs purchase workstations from the Company, incorporate their applications software and resell the systems to end users.

     - VADs are typically direct sales organizations that sell primarily into a single vertical market and incorporate appropriate specialized third-party software with the Company's hardware for sale to their customers.

     - OEM customers generally are computer systems vendors that customize applications software for use on the Company's workstations and sell turnkey systems under the OEM's product name. OEMs also provide independent marketing, service and support programs to their customers. The Company's principal OEMs include Tandem Computers Incorporated and Siemens Nixdorf AG.

     - Government customers use the Company's products in a variety of application areas, including general scientific, research and visual simulation.

     - The Company also sells its products to systems integrators to be included in systems customized for use by the federal government and large commercial clients.

     The Company sells and supports its products through its direct sales organization in the United States and Canada, and through its direct sales force and distributors in Europe and the Middle East, Latin America, the South Pacific and the Far East. As of September 1994, the Company had 25 direct sales subsidiaries, primarily serving major, more established international markets in 29 countries, and 31 distributors, primarily serving smaller or less established international markets.

     Information with respect to international operations and export sales may be found on page 44 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference. See also "Factors That May Affect Future Results" below. Although no customer accounted for 10% of more of the Company's total revenues for fiscal 1994, 1993 or 1992, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that the quality and reliability of its system products and the ongoing support of such products are important elements of its competitive strategy. The Company's customer service organization includes field service engineers, field product and applications specialists, product support engineers, training specialists and administrative support personnel.
In addition, the Company provides customer education through regularly scheduled courses in system software administration, applications programming and hardware maintenance. The Company provides local customer support from its regional sales and service offices located in North America, Western Europe and the Pacific Rim, with spare parts inventory stored at each location. Also, foreign distributors provide training and support for products sold to local customers.

     The Company typically provides a standard "return to factory" hardware warranty against defects in materials and workmanship. The warranty period for the Company's products generally is 90 days from the date of shipment, although the Indy system has a one year warranty, and some international sales of other products are made with warranties of up to one year.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is directed principally toward maintaining and enhancing the Company's competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing its MIPS RISC microprocessors, graphics subsystems, VLSI technology, compiler software, operating system hardware and software, and development tools. Simultaneously, the Company seeks to develop new ways in which to increase product reliability, reduce manufacturing costs and improve product development lead times.

     During fiscal 1994, 1993 and 1992, the Company spent approximately $177 million, $137 million and $128 million, respectively, on research and development. Those amounts represented 12.0%, 12.5% and 14.8% , respectively, of revenues.

MANUFACTURING

     The Company's manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. All products are subjected to substantial environmental stress and electronic testing prior to shipment to customers. The Company primarily manufactures and ships its products from its main facility in Mountain View, California. The Company also has a European manufacturing and support center near Neuchatel, Switzerland and a manufacturing facility in Kawasaki, Japan.

     The Company continually evaluates the allocation of manufacturing activities among the Company's own operations and those of suppliers and subcontractors. Such allocation may be affected by fluctuations in the volume of business, geopolitical, economic and technological developments and other factors.

     The Company attempts to utilize standard parts and components available from multiple vendors rather than to integrate its manufacturing operations vertically. The Company believes that there are a number of competent vendors for most of the parts and components used in its system products. In certain circumstances, despite the availability of multiple sources, the Company may select a single source in order to maintain quality or price control or to develop a more strategic relationship with the supplier.

     Reliance on single source vendors involves several risks, including the possibility of a shortage of certain key components that meet the Company's product specifications and reduced control over delivery schedules, manufacturing yields, quality and costs. Components for which the Company currently does not have multiple sources include certain application-specific integrated circuits ("ASICs"). These are currently obtained from LSI Logic Corporation and VLSI Technology, Inc. The Company also has single sources for certain peripherals, communications controllers and power supplies and the plastic cabinets used across the Company's system products. The Company believes that, in most of these cases, alternative sources of supply could be developed over a period of time. However, a reduction or interruption in supply or a significant increase in the price of one or more single or limited source components would, at least in the short term, adversely affect the Company's operating results.

     Certain components used in the Company's products, including the R4000, R4400, R4600 and R8000 microprocessors, floating point coprocessors, and certain memory circuits, are available only from limited sources. In particular, the Company is dependent on a limited number of semiconductor manufacturers with state of the art fabrication facilities. Additionally, the Company purchases certain parts from foreign suppliers, principally Japanese. The prices of parts have been and may be affected significantly by such factors as protectionist measures and changes in currency exchange rates between the United States and other countries. In addition, changes in the availability of certain integrated circuit memory chips (DRAMs, SRAMs and VRAMs) have caused, and in the future may cause, significant changes in their prices.

COMPETITION

     The computer industry is highly competitive and is characterized by rapid technological advances in both hardware and software development. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/performance improvements. The principal competitive factors in the Company's market are product features, price/performance, networking capabilities, product quality and reliability, ease of use, capabilities of the system software, availability of applications software, customer support, product availability, corporate reputation and price. The strong competition faced throughout the Company's product line can result in significant discounting from list price.

     The Company's principal competition is from other workstation and computer system manufacturers and, to a lesser extent, from graphics subsystem and terminal vendors and graphics integrated circuit manufacturers. The principal workstation and computer manufacturers that compete in the Company's markets are Digital Equipment Corporation ("DEC"), Hewlett Packard Company ("HP"), IBM and Sun Microsystems, Inc. ("Sun"). In the supercomputer market, the Company faces competition from these companies as well as Cray Research, Inc. and Convex Computer Corporation.

     The Company's MIPS RISC microprocessor architecture and technology compete directly with microprocessor products offered by manufacturers of other microprocessor designs, in particular those offered by IBM, DEC, HP, Intel Corporation, Motorola, Inc. and Sun. Although the Company believes its RISC architecture offers advantages over these other designs, many of these architectures have a larger installed base and wider availability of application software, which may adversely affect the adoption of the Company's RISC architecture. In particular, DEC and a joint venture among IBM, Motorola and Apple Computer, Inc. have in the past year devoted substantial resources to promote the adoption of the Alpha AXP-TM- and Power PC-TM- microprocessors, which are based on RISC architectures, and Intel continues to invest heavily in its CISC-based X86 architecture, including the Pentium-TM- microprocessor.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As is true for technology companies generally, Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

PERIOD TO PERIOD FLUCTUATIONS

     The Company has experienced substantial revenue growth in recent years, and it plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenues will continue to grow. As a result it may not be possible for management to quickly adjust expense levels in response to revenue shortfalls. Further, because of short delivery cycles the Company generally does not have a large order backlog, which makes the forecasting of revenue inherently less certain. This uncertainty is compounded because each quarter's revenue results predominantly from orders received and shipments made during the last month of the quarter, with a disproportionate amount occurring in the latter half of that month. This pattern sharply limits the Company's ability to react to revenue shortfalls within a particular quarter. Accordingly, even relatively minor shipment disruptions, which could result from factors such as supply constraints, delays in the availability of new products, an unanticipated change in product mix, transit interruptions or natural disasters, may cause a particular period's results to be substantially below expectations.

     The Company's results have followed a seasonal pattern, with relatively strong second and fourth fiscal quarters and weaker first and third fiscal quarters, reflecting the buying patterns of the Company's customers. A variety of other factors may cause period-to-period fluctuations in revenues and profitability, including changes in the mix of high-end and low-end products, the mix of configurations within a product line, the geographic mix of sales, and the percentage of revenues derived from service or non-recurring engineering revenue (NRE) during any fiscal period.

     Additionally, because nearly half of the Company's revenue is derived from sales outside the United States, and many key components for its products are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, generally longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The Company's sales to foreign customers are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

     Sales in foreign countries are generally priced in local currencies and therefore are subject to the effects of currency exchange fluctuations. Changes in foreign currency exchange rates can have either a positive or negative effect on revenue and/or income in any given period. The Company attempts to reduce the impact of currency fluctuations on net income primarily through the use of forward exchange contracts and foreign currency options that hedge foreign currency denominated receivables between the parent and its international subsidiaries. The Company has generally not hedged capital expenditures, investments in subsidiaries, inventory purchases or the anticipated sales or net income of its international subsidiaries.

     The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on the Company's stock price. In addition, the Company's stock price may be affected by broader market trends that may be unrelated to the Company's performance.

PRODUCT DEVELOPMENT AND INTRODUCTION

     The Company has achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company's future results depend on its ability to sustain this competitive advantage. As in prior years, the Company plans to introduce a number of new products in fiscal 1995, including products that will replace products in the Company's current product offering. A number of risks are inherent in this process.

     The process of developing new technology and incorporating it in the Company's products is increasingly complex and uncertain, which raises the potential for delays in new product introduction. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within the

Company as well as teams at outside suppliers of key components such as semiconductor and storage products. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. As the variety and complexity of the Company's product offering increases, the process of planning production and inventory levels also becomes more difficult.

     The Company generally has derived a substantial portion of its revenues in any fiscal period from its most recently introduced products. During fiscal 1994, the Company introduced new products at both the low-end and high-end of its product line, most of which have shipped in volume. The Company's results could be adversely affected by such factors as development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new products.

     The Company's customers require applications software that addresses their needs. The Company develops very limited applications software, and thus relies on the availability of key third-party applications software addressing a wide range of customer requirements. The Company actively manages programs to promote the development of such applications, but there can be no assurance that all competitively important applications will be available for the Company's systems.

DEVELOPMENT AND ACCEPTANCE OF MIPS RISC ARCHITECTURE

     All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies (the "Semiconductor Partners"). The Company and its Semiconductor Partners generally have jointly funded the development of new MIPS RISC microprocessors, including the R4200 and R8000 processors introduced in fiscal 1994. Changes in the timing, level or availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

NEW VENTURES

     During fiscal 1993 and 1994, the Company entered into several ventures with other companies to address new and emerging markets, including ventures with Time-Warner, Nintendo and AT&T. While the Company believes that these new ventures are strategically important, there are substantial uncertainties associated with the development of new products and technologies for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its venture partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in an unanticipated direction.

COMPETITION

     The computer industry is highly competitive and is characterized by rapid technological advances in both hardware and software development, which result in steadily improving price/performance and shortening product life cycles. As the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. Many of the Company's competitors have substantially greater technical, marketing and financial resources than the Company, as well as a larger installed base of customers and a wider range of general purpose applications software available for their platforms. The strong competition faced throughout the Company's product line can result in significant discounting of sales prices which would decrease the Company's gross margins.

BUSINESS DISRUPTION

     The Company's corporate headquarters, including its research and development operations and most of its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is predominantly self-insured for losses and business interruptions of this kind.

PROPRIETARY RIGHTS AND LICENSES

     The Company has been granted numerous patents, has a number of patent applications pending, and will continue to seek patent coverage for its inventions in both the United States and foreign countries. The Company also has applied for and holds various trademark registrations in the United States and in selected foreign countries. The Company will continue to seek protection for its inventions, trademarks, maskworks and copyrights where appropriate.

     As is customary in its industry, the Company licenses from third parties a wide range of software for its internal use and for the use of its customers. The Company licenses the UNIX operating system on a non-exclusive basis from Novell, Inc., and sublicenses it to its customers.

     The Company's ability to compete may be affected by its ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms. The extent to which U.S. and international intellectual property laws protect the Company's products, and the enforceability of end-user license agreements, have not been fully determined, and the computer industry has seen a substantial increase in litigation with respect to intellectual property matters. Such litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which the Company or its competitors are able to protect their intellectual property or require changes in the design of products which could have an adverse impact on the Company. There can be no assurance that the Company will not be made a party to litigation regarding intellectual property matters in the future. See "Legal Proceedings."

EMPLOYEES

     As of June 30, 1994, the Company had approximately 4,400 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company conducts its worldwide operations using a combination of leased and owned facilities. The Company believes that, while it currently has sufficient facilities to conduct its operations during fiscal 1995, it will continue to acquire both leased and owned facilities throughout the world as its business requires. The Company's corporate offices and its primary research and development and manufacturing operations are located in Mountain View, California. The Company leases eleven adjacent buildings comprising a total of approximately 702,000 square feet under written leases terminating during 2000 and 2001. The Company also leases eight other buildings near its Mountain View headquarters, comprising approximately 304,000 square feet. The Company, through a wholly-owned subsidiary, also owns 7.5 acres of undeveloped land near its Mountain View headquarters, on which a general office facility of approximately 112,000 square feet is being constructed to be leased to the Company for occupancy in fiscal 1995.

     The Company's European manufacturing and support center near Neuchatel, Switzerland is located in a facility owned by the Company, consisting of approximately 77,800 square feet. The Company's leased manufacturing facility in Kawasaki, Japan consists of 9,500 square feet.

     The Company also leases sales, service and administrative offices worldwide.

ITEM 3.   LEGAL PROCEEDINGS

     On March 11, 1992, the Company entered into an agreement with MIPS, pursuant to which the Company has acquired MIPS through the merger of a subsidiary of the Company into MIPS. On March 17, 1992, a putative class action lawsuit entitled DIANE PROVENZ AND AHIKIM EIZENBERG V. ROBERT C. MILLER, ET AL. was filed in the United States District Court for the Northern District of California. The plaintiffs purport to represent a class of all persons who purchased MIPS' common stock between January 31, 1991 and October 9, 1991 (the "Class Period"). Named as defendants are MIPS and certain executive officers of MIPS. The Company is not a defendant, but is defending the case as a successor in interest to MIPS. The complaint alleges that defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the Class Period. On June 27, 1994, the Court granted defendant's motion for summary judgment as to all counts. Plaintiffs' motion for reconsideration of the order granting summary judgment is pending. The Company believes that it has meritorious defenses to the claims alleged in this lawsuit and intends to continue its defense of the action vigorously.

     As is typical in the computer industry, the Company from time to time receives communications from third parties asserting patent rights, trademarks, copyrights or other rights covering the Company's products, designs or processes. In some cases the Company seeks to obtain licenses from such third parties. Although there can be no assurance that the Company will be able to obtain these licenses or rights on commercially reasonable terms, management believes that payment of royalties under any such license arrangements currently under consideration would not have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of September 2, 1994, are as follows:

                                                                                      EXECUTIVE
                                                                                       OFFICER
        NAME                 AGE            POSITION AND PRINCIPAL OCCUPATION           SINCE
        ----                 ---            ---------------------------------           -----
Edward R. McCracken          50    Chairman, Chief Executive Officer and Director        1984
Thomas A. Jermoluk           38    President, Chief Operating Officer and Director       1988
Robert R. Bishop             51    President, Silicon Graphics World Trade               1991
                                   Corporation and Director, Silicon Graphics, Inc.
Forest Baskett               51    Senior Vice President, Research and Development       1986
                                   and Chief Technical Officer
Kenneth L. Coleman           51    Senior Vice President, Administration                 1987
Stephen Goggiano             41    Senior Vice President, Integrated Manufacturing       1989
                                   Solutions Division
Gary L. Lauer                41    Senior Vice President, North American Field           1988
                                   Operations
Stanley J. Meresman          47    Senior Vice President, Finance and Chief              1989
                                   Financial Officer
Michael Ramsay               44    President, Silicon Studio, Inc. and Senior Vice       1987
                                   President, Silicon Graphics, Inc.
Wei Yen                      39    Senior Vice President, Computer Systems Group         1990
William M. Kelly             41    Vice President, Business Development, General         1994
                                   Counsel and Secretary
Dennis P. McBride            42    Vice President, Controller                            1988
Thomas J. Oswold             42    Vice President, Finance and Treasurer                 1988
Tom Whiteside                41    President, MIPS Technologies, Inc. and Vice           1993
                                   President, Silicon Graphics, Inc.

     Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. Except as set forth below, all of the officers have been associated with the Company in their present positions for more than the past five years. There are no family relationships among any directors or executive officers of the Company.

     In 1988, Mr. Jermoluk became Vice President/General Manager, Advanced Systems Division and, in 1991, he became Executive Vice President. He was named Chief Operating Officer in 1992 and President in 1994.

     Mr. Goggiano joined the Company in 1989 as Director of Operations, Advanced Systems Division. In 1990, Mr. Goggiano was named Vice President/General Manager, Operations and, in 1993 he was named Senior Vice President, Operations. Prior to joining the Company, Mr. Goggiano was Vice President, Manufacturing for Altos Computer Systems.

     Mr. Kelly joined the Company in 1994 as Vice President, Business Development, General Counsel and Secretary. Prior to joining the Company, Mr. Kelly had practiced law since 1978 with the firm of Shearman & Sterling, most recently as co-managing partner of that firm's San Francisco office.

     Mr. Lauer joined the Company in 1988 as Vice President, North American Marketing, became Vice President, North American Field Operations in 1989, and was named Senior Vice President, North American Field Operations in 1991.

     Mr. McCracken became Chairman of the Company in 1994.

     Mr. Ramsay was named Vice President/General Manager, Entry Systems Division in 1988, and became Senior Vice President/General Manager, Entry Systems Division in 1991. In 1992, Mr. Ramsay was named Senior Vice President, Visual Systems Group, and in 1994, became President of Silicon Studio, Inc.

     Dr. Yen joined the Company in 1988 as Director of Engineering, Advanced Systems Division. In 1990, Dr. Yen was named Vice President, Engineering, Advanced Systems Division, and in 1992 he was named Senior Vice President, Computer Systems Group.

     Mr. Whiteside joined the Company in 1993 as the President of MIPS Technologies, Inc. and as a Vice President of the Company. From 1988 to 1993, Mr. Whiteside was responsible for the management of a variety of development projects at International Business Machines Corporation, culminating in his position as Director of RISC Microprocessor Development.

                                     PART II

     With the exception of the information specifically incorporated by reference from the Company's 1994 Annual Report to Stockholders (the "1994 Annual Report") in Parts I, II and IV of this Form 10-K, the 1994 Annual Report is not to be deemed filed as part of this Report.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by this Item is incorporated by reference to the first three paragraphs in the section entitled "Price Range of Common Stock" on page 46 of the Company's 1994 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 26 of the Company's 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 20 through 25 of the Company's 1994 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto and to the section entitled "Quarterly Data" on pages 27 through 45 of the Company's 1994 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1994 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to pages 3 and 4 of the 1994 Proxy Statement under the heading "Proposal No. 1 -- Election of Directors-Directors and Nominees for Director".

     The information concerning executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to page 9 of the 1994 Proxy Statement under the heading "Executive Officer Compensation - Compliance with Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to pages 4 and 5 under the heading "Proposal No. 1 -- Election of Directors-Director Compensation", pages 8 and 9 under the headings "Executive Officer
Compensation - Summary Compensation Table", " - Option Grants in Fiscal 1994" and " - Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", pages 11 and 12 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors", and page 13 under the heading "Company Stock Price Performance Graph" of the 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to page 1 of the 1994 Proxy Statement under the heading "Information Concerning Solicitation and Voting - Record Date and Principal Share Ownership" and page 7 of the 1994 Proxy Statement under the heading "Other Information - Security Ownership of Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to page 10 of the 1994 Proxy Statement under the heading "Certain Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc. and Report of Independent Auditors are incorporated by reference to pages 27 through 45 and page 48 of the Registrant's 1994 Annual Report:

               Consolidated Statement of Operations - Years Ended June 30, 1994, 1993 and 1992

               Consolidated Balance Sheet - June 30, 1994 and 1993

               Consolidated Statement of Cash Flows - Years Ended June 30, 1994, 1993 and 1992

               Consolidated Statement of Stockholders' Equity - Three Years Ended June 30, 1994

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Supplementary Information
                    Quarterly Data (Unaudited)

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of Silicon Graphics, Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.


  SCHEDULE   DESCRIPTION                                                 PAGE
  --------   -----------                                                 ----

      I      Marketable Securities                                        S-1

     II      Amounts Receivable from Related Parties and Underwriters,    S-2
             Promoters and Employees Other Than Related Parties

   VIII      Valuation and Qualifying Accounts                            S-9

      X      Supplementary Income Statement Information                  S-10

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

          3.1.11(9)    Restated Certificate of Incorporation of the Company.

          3.2.1        Bylaws of the Company, as amended.

          4.4(5) Silicon Graphics, Inc. $25,000,000 8.98% Senior Notes Due February 1, 1996, Note Agreement and Note, dated February 1, 1991.

          4.5(7) Amended and Restated Preferred Shares Rights Agreement, dated as of May 6, 1992 between the Company and The First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively.

          4.6(11) Indenture dated November 1, 1993 between the Company and The First National Bank of Boston, as Trustee.

          10.2(6)* 1984 Incentive Stock Option Plan, as amended, and amended form of Incentive Stock Option Agreement.

          10.3(8)* 1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

          10.17(1) Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.

          10.33(4)*    1987 Stock Option Plan and form of Stock Option
                       Agreement.

          10.35(2) Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.

          10.50(3) Stock Purchase Agreement dated March 2, 1990 among the Company, NKK Corporation and NKK U.S.A. Corporation.

          10.52(8)*    Directors' Stock Option Plan and form of Stock Option
                       Agreement.

          10.56(8) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents.

          10.57(8) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents. (Revised)

          10.58(8)*    1985 Stock Incentive Program.

          10.59(8) Exchange Agreement dated August 14, 1992 among the Company, NKK Corporation and NKK U.S.A. Corporation.


          10.61(10)    Credit Agreement dated June 15, 1993, among the Company,
                       Bank of America, National Trust and Savings Association, and The First National Bank of Boston.

          10.62(10)    Purchase and Sale Agreement, as amended, between Richard
                       T. Peery, John Arrillaga and Silicon Graphics, Inc.
                       executed on April 30, 1993.

          10.63(10)    Waiver and Release Agreement between Richard T. Peery,
                       John Arrillaga and Silicon Graphics Real Estate, Inc.
                       dated May 7, 1993.

          10.64(11)*   1993 Long-Term Incentive Stock Plan and form of stock
                       option agreement.

          10.65(12)*   Employee Stock Purchase Plan, as amended as of
                       October 21, 1993.

          10.66(11)*   Form of Employment Continuation Agreement entered into
                       between the Company and its executive officers, as amended as of October 21, 1993.

          10.67(11)*   Consulting Agreement dated as of October 25, 1993 between
                       the Company and Mark W. Perry.

          10.68* Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.

          11.1 Statement of Computation of Common Shares and Common Share Equivalents.

          13.1         Excerpts from Annual Report for the year ended June 30,
                       1994.

          21.1         List of Subsidiaries.

          23.1         Consent of Independent Auditors (see page 24).

          27.1         Financial Data Schedule.

- - --------------------
* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(1) Incorporated by reference to similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986.

(2) Incorporated by reference to similarly numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987.

(3) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated March 16, 1990.

(4) Incorporated by reference to exhibits to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (No. 33-16529), which became effective June 18, 1990.

(5) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1990.


(6) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(7) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

(8) Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

(9) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1992.

(10) Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(11) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(12) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 033-50999), which became effective November 10, 1993.

     (b)  REPORTS ON FORM 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 1994.


TRADEMARKS USED IN THIS FORM 10-K

Silicon Graphics, Indigo, IRIS Indigo, Geometry Engine and the Company's logo are registered trademarks of Silicon Graphics, Inc. Challenge, Galileo Video, Indigo Elan, Indigo Magic, Indigo(2), Indigo(2) Extreme, Indy, Indy Cam, InPerson, IRIX, Onyx, POWER Challenge, POWER Onyx, Reality Engine(2) and VTX are trademarks of Silicon Graphics, Inc. Extreme is a trademark used by Silicon Graphics, Inc. under license. MIPS and R4000 are registered trademarks and R3000A, R3010A, R4200, R4400 and R8000 are trademarks of MIPS Technologies, Inc.

IBM is a registered trademark of International Business Machines Corporation. R4600 is a trademark of Integrated Device Technology, Inc. Nintendo is a registered trademark and Ultra 64 is a trademark of Nintendo. UNIX is a registered trademark of X Open Consortium. Alpha AXP is a trademark of Digital Equipment Corporation. Pentium is a trademark of Intel Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILICON GRAPHICS, INC.


                                        By: /s/ Edward R. McCracken
                                            -----------------------
                                                Edward R. McCracken
                                                Chairman of the Board and Chief
                                                Executive Officer

Dated:  September 27, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                         Date
- - --------------------------     ----------------------------       ------------------
/s/ Edward R. McCracken        Chairman of the Board, Chief       SEPTEMBER 27, 1994
- - --------------------------     Executive Officer and Director
    Edward R. McCracken        (Principal Executive Officer)

/s/ Thomas A. Jermoluk         President, Chief Operating         SEPTEMBER 27, 1994
- - --------------------------     Officer and Director
    Thomas A. Jermoluk

/s/ Stanley J. Meresman        Senior Vice President,             SEPTEMBER 27, 1994
- - --------------------------     Finance and Chief Financial
    Stanley J. Meresman        Officer (Principal Financial
                               Officer)

/s/ Thomas J. Oswold           Vice President, Finance            SEPTEMBER 27, 1994
- - --------------------------
    Thomas J. Oswold

/s/ Dennis P. McBride          Vice President, Controller         SEPTEMBER 27, 1994
- - --------------------------     (Principal Accounting Officer)
    Dennis P. McBride

/s/ Robert R. Bishop           Director and President, Silicon    SEPTEMBER 27, 1994
- - --------------------------     Graphics World Trade
    Robert R. Bishop           Corporation

/s/ Mark W. Perry              Director                           SEPTEMBER 27, 1994
- - --------------------------
    Mark W. Perry


/s/ Allen F. Jacobson          Director                           SEPTEMBER 27, 1994
- - --------------------------
    Allen F. Jacobson

/s/ C. Richard Kramlich        Director                           SEPTEMBER 27, 1994
- - --------------------------
    C. Richard Kramlich

/s/ James A. McDivitt          Director                           SEPTEMBER 27, 1994
- - --------------------------
    James A. McDivitt

/s/ Robert C. Miller           Director                           SEPTEMBER 27, 1994
- - --------------------------
    Robert C. Miller



/s/ Joseph A. Mollica          Director                           SEPTEMBER 27, 1994
- - --------------------------
    Joseph A. Mollica

/s/ Lucille Shapiro            Director                           SEPTEMBER 27, 1994
- - --------------------------
    Lucille Shapiro

/s/ James G. Treybig           Director                           SEPTEMBER 27, 1994
- - --------------------------
    James G. Treybig

               Consent of Ernst & Young, LLP, Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Silicon Graphics, Inc. of our report dated July 18, 1994, included in the 1994 Annual Report to Stockholders of Silicon Graphics, Inc.

Our audits also included the financial statement schedules of Silicon Graphics, Inc. listed in item 14(a)2. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to incorporation by reference in the Registration Statements (Form S-8 File Nos. 33-11703, 33-16529, 33-18717, 33-26003, 33-34919, 33-38536,
33-40879, 33-44305, 33-44333, 33-48890, 33-59098, 33-65190, 033-50999 and 033-
51275) pertaining to the Employee Stock Purchase Plan, 1987 Stock Option Plan, 1986 Incentive Stock Option Plan, 1985 Stock Incentive Program, 1984 Incentive Stock Option Plan, 1982 Stock Option Plan, Directors' Stock Option Plan and Subsidiary Stock Agreement, and the 1993 Long-Term Incentive Stock Plan of Silicon Graphics, Inc., of our report dated July 18, 1994 with respect to the consolidated financial statement and schedules of Silicon Graphics, Inc., incorporated by reference and included in this Annual Report (Form 10-K) for the year ended June 30, 1994.



                                             Ernst & Young, LLP

Palo Alto, California
September 26, 1994

                                                                      Schedule I


                             SILICON GRAPHICS, INC.

            MARKETABLE SECURITIES AND LONG-TERM FINANCIAL INSTRUMENTS
                               AS OF JUNE 30, 1994
                                 (in thousands)


                                                                Amount Carried
                                                    Par Value  on Balance Sheet
                                                    ---------  ----------------

Short-Term Investments (1):
     Government
          U.S. Treasury Notes                        $69,627        $68,831
          U.S. Government Agency Obligations          10,235         10,117
     Corporate Bonds/Notes
          Floating Rate Notes                         11,200         11,200
                                                    --------       --------

     Total Short-Term Investments                    $91,062        $90,147
                                                    --------       --------
                                                    --------       --------

Long-Term Financial Instruments (1):
     Government
          U.S. Treasury Notes                       $128,500       $128,419
          U.S. Government Agency Obligations           2,400          2,400
     Corporate Bonds/Notes
          AT&T                                         2,000          2,000
          Ford Motor Company                           4,800          4,815
          Nations Bank                                 2,500          2,500
          WMX                                          1,800          1,813
          Merrill Lynch                                5,000          4,999
          Pepsico                                      1,000          1,003
          Bankers Trust                                2,500          2,498
          International Lease Finance                  5,000          4,988
          Associates Corp                              7,500          7,491
          National Bank                                6,000          5,994
          Floating Rate Notes                         17,900         17,916
                                                    --------       --------

     Total Long-Term Financial Instruments          $186,900       $186,836
                                                    --------       --------
                                                    --------       --------

- - ---------------
(1)  Stated at cost that approximates market value at June 30, 1994.


                                                                     Schedule II
                     AMOUNTS RECEIVABLE FROM RELATED PARTIES
                    AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                 (in thousands)


FOR THE YEAR ENDED JUNE 30, 1994:


                                        Balance at                                   Balance at
                                         Beginning                      Amounts        End of
          Name of Debtor                 of Period      Additions      Collected       Period
          --------------                ----------      ---------      ---------     ----------

Richard Bahr (1):
     8.5% Note Receivable                     $118             $0             $0           $118
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Jack Cuthbert (2):
     8% Note Receivable                       $238             $0             $0           $238
     6.73% Forgivable
          Note Receivable                       $7             $0             $7             $0
     Interest Free Note Receivable            $156             $0           $156             $0
                                        ----------      ---------      ---------     ----------
                                              $401             $0           $163           $238
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Tom Furlong (3):
     7.91% Note Receivable                    $129             $0            $63            $66
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Mark Jacobson (4):
     7.04% Note Receivable                    $175             $0             $0           $175
     Interest Free Forgivable
          Note Receivable                      $32             $0            $11            $21
                                        ----------      ---------      ---------     ----------
                                              $207             $0            $11           $196
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Peter Kenyon (5):
     8.62% Note Receivable                     $75             $0            $75             $0
     6.22% Note Receivable                    $200             $0           $171            $29
     6.22% Note Receivable                    $100             $0           $100             $0
                                        ----------      ---------      ---------     ----------
                                              $375             $0           $346            $29
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Robert Mansfield (6):
     Interest Free Forgivable
          Note Receivable                       $0           $100             $0           $100
     Interest Free Note Receivable              $0           $134             $0           $134
                                        ----------      ---------      ---------     ----------
                                                $0           $234             $0           $234
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Michael Nielsen (7):
     6.6% Forgivable
          Note Receivable                     $112             $0            $50            $62
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------



                                        Balance at                                   Balance at
                                         Beginning                      Amounts        End of
          Name of Debtor                 of Period      Additions      Collected       Period
          --------------                ----------      ---------      ---------     ----------

Harry Pforzheimer (8):
     8.48% Note Receivable                    $170             $0             $0           $170
     Interest Free Forgivable
          Note Receivable                      $16             $0            $12             $4
                                        ----------      ---------      ---------     ----------
                                              $186             $0            $12           $174
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Warren Pratt (9):
     6.69% Note Receivable                    $150             $0             $0           $150
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Tom Whiteside (10):
     Interest Free Note Receivable              $0           $125           $125             $0
     Interest Free Forgivable
          Note Receivable                       $0           $250            $38           $212
                                        ----------      ---------      ---------     ----------
                                                $0           $375           $163           $212
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Fred Welz (11):
     8.56% Note Receivable                    $200             $0             $0           $200
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------


- - ---------------
(1) This Note is in connection with a relocation and is secured by a deed of trust.
(2) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.
(3) This Note is in connection with a relocation and is to be repaid in four annual installments.
(4) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $885 per month; no collections are made.
(5) The 8.62% Note Receivable is to repay former employer relocation obligations and is secured by a deed of trust. The 6.22% Note Receivable in the principal amount of $200,000 is also secured by a deed of trust.
(6) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $1,000 per month, no collections are made.
(7) This note is in connection with the employee's acceptance of employment with the Company and is to be repaid in four annual installments.
(8) These notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.
(9) This Note is in connection with a relocation and is secured by a deed of trust.
(10) These Notes are in connection with a relocation and are secured by a deed of trust. The interest free note receivable was repaid in December 1993. The forgivable loan is forgiven at the rate of $4,166.67 per month; no collections are made.
(11) This Note is in connection with a relocation and is secured by a deed of trust.


                                                                     Schedule II


                     AMOUNTS RECEIVABLE FROM RELATED PARTIES
                    AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                 (in thousands)


FOR THE YEAR ENDED JUNE 30, 1993:


                                        Balance at                                   Balance at
                                         Beginning                      Amounts        End of
          Name of Debtor                 of Period      Additions      Collected       Period
          --------------                ----------      ---------      ---------     ----------

Richard Bahr (1):
     8.5% Note Receivable                     $118             $0             $0           $118
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Jack Cuthbert (2):
     8% Note Receivable                       $238             $0             $0           $238
     6.73% Forgivable Note
          Receivable                           $19             $0            $12             $7
     Interest Free Note Receivable            $462             $0           $306           $156
                                        ----------      ---------      ---------     ----------
                                              $719             $0           $318           $401
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Tom Furlong (3):
     7.91% Note Receivable                    $250             $0           $121           $129
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Mark Jacobson (4):
     7.04% Note Receivable                    $175             $0             $0           $175
     Interest Free Forgivable
          Note Receivable                      $43             $0            $11            $32
     Interest Free Note Receivable             $68             $0            $68             $0
                                        ----------      ---------      ---------     ----------
                                              $286             $0            $79           $207
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Peter Kenyon (5):
     8.62% Note Receivable                     $75             $0             $0            $75
     6.22% Note Receivable                      $0           $200             $0           $200
     6.22% Note Receivable                      $0           $100             $0           $100
                                        ----------      ---------      ---------     ----------
                                               $75           $300             $0           $375
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Michael Nielsen (6):
     6.6% Forgivable Note
          Receivable                          $200             $0            $88           $112
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Harry Pforzheimer (7):
     8.48% Note Receivable                    $170             $0             $0           $170
     Interest Free Forgivable
          Note Receivable                      $28             $0            $12            $16
                                        ----------      ---------      ---------     ----------
                                              $198             $0            $12           $186
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------



                                        Balance at                                   Balance at
                                         Beginning                      Amounts        End of
          Name of Debtor                 of Period      Additions      Collected       Period
          --------------                ----------      ---------      ---------     ----------

Warren Pratt (8):
     6.69% Note Receivable                    $150             $0             $0           $150
     Interest Free Forgivable
          Note Receivable                      $19             $0            $19             $0
                                        ----------      ---------      ---------     ----------
                                              $169             $0            $19           $150
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Chester Silvestri (9):
     5.13% Note Receivable                    $120             $0           $120             $0
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Fred Welz (10):
     8.56% Note Receivable                    $200             $0             $0           $200
     Interest Free Forgivable
          Note Receivable                       $6             $0             $6             $0
                                        ----------      ---------      ---------     ----------
                                              $206             $0             $6           $200
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

- - ---------------
(1) This Note is in connection with a relocation and is secured by a deed of trust.
(2) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.
(3) This Note is in connection with a relocation and is to be repaid in four annual installments.
(4) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $885 per month; no collections are made. The Interest Free Note Receivable was repaid in August 1992.
(5) The 8.62% Note Receivable is to repay former employer relocation obligations and is secured by a deed of trust. The 6.22% Note Receivable in the principal amount of $200,000 is also secured by a deed of trust.
(6) This note is in connection with the employee's acceptance of employment with the Company and is to be repaid in four annual installments.
(7) These notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.
(8) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan is forgiven at the rate of $2,000 per month; no collections are made.
(9)  This Note was repaid in March 1993.
(10) These Notes are in connection with a relocation and are secured by a deed of trust. The forgivable loan was forgiven at the rate of $1,000 per month; no collections were made.


                                                                     Schedule II


                     AMOUNTS RECEIVABLE FROM RELATED PARTIES
                    AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                 (in thousands)


FOR THE YEAR ENDED JUNE 30, 1992:


                                        Balance at                                   Balance at
                                         Beginning                                     End of
          Name of Debtor                 of Period      Additions    Collections       Period
          --------------                ----------      ---------    -----------     ----------

Peter Kenyon (1):
     8.62% Note Receivable                     $75             $0             $0            $75
     Interest Free Forgivable Note
          Receivable                           $14             $0            $14             $0
                                        ----------      ---------      ---------     ----------
                                               $89             $0            $14            $75
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Evan Ellis (2):
     Interest Free Note Receivable            $361             $0           $361             $0

Harry Pforzheimer (3):
     8.48% Note Receivable                    $170             $0             $0           $170
     Interest Free Forgivable Note
          Receivable                           $40             $0            $12            $28
                                        ----------      ---------      ---------     ----------
                                              $210             $0            $12           $198
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Fred Welz (4):
     8.56% Note Receivable                    $200             $0             $0           $200
     Interest Free Forgivable Note
          Receivable                           $18             $0            $12             $6
     Interest Free Note Receivable              $6             $0             $6             $0
                                        ----------      ---------      ---------     ----------
                                              $224             $0            $18           $206
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Richard Bahr (5):
     8.5% Note Receivable                       $0           $118             $0           $118
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

David Orton (6):
     Interest Free Note Receivable              $0           $225           $225             $0
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Jack Cuthbert (7):
     8% Note Receivable                         $0           $238             $0           $238
     6.73% Forgivable Note
          Receivable                            $0            $25             $6            $19
     Interest Free Note Receivable              $0           $462             $0           $462
                                        ----------      ---------      ---------     ----------
                                                $0           $725             $6           $719
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------



                                        Balance at                                   Balance at
                                         Beginning                                     End of
          Name of Debtor                 of Period      Additions    Collections       Period
          --------------                ----------      ---------    -----------     ----------

Warren Pratt (8):
     6.69% Note Receivable                      $0           $150             $0           $150
     Interest Free Forgivable Note
          Receivable                            $0            $25             $6            $19
     Interest Free Note Receivable              $0           $110           $110             $0
                                        ----------      ---------      ---------     ----------
                                                $0           $285           $116           $169
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Mark Jacobson (9):
     7.04% Note Receivable                      $0           $175             $0           $175
     Interest Free Forgivable Note
          Receivable                            $0            $43             $0            $43
     Interest Free Note Receivable              $0            $68             $0            $68
                                        ----------      ---------      ---------     ----------
                                                $0           $286             $0           $286
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Robert Miller (10):
     Interest Free Note Receivable            $299             $0           $299             $0
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Charles Boesenberg (11):
     Interest Free Note Receivable            $172             $0           $172             $0
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Tom Furlong (12):
     7.91% Note Receivable                    $250             $0             $0           $250
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Michael Nielsen (13):
     6.6% Forgivable Note
          Receivable                            $0           $200             $0           $200
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

Chester Silvestri (14):
     5.13% Note Receivable                      $0           $120             $0           $120
                                        ----------      ---------      ---------     ----------
                                        ----------      ---------      ---------     ----------

- - ---------------
(1)  These Notes are to repay former employer relocation obligations and are secured by a deed of trust.  The loan is forgiven at the rate of $1,250 per month; no collections are made.
(2)  This Note is in connection with a relocation and is secured by a deed of trust.
(3)  These Notes are in connection with a relocation and are secured by a deed of trust.  The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.
(4)  These Notes are in connection with a relocation and are secured by a deed of trust.  The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.  The interest free note receivable was repaid July 1991.
(5)  This Note is in connection with a relocation and is secured by a deed of trust.
(6)  This Note is in connection with a relocation and is secured by a deed of trust.  The Note was repaid in October 1991.
(7)  These Notes are in connection with a relocation and are secured by a deed of trust.  The forgivable loan is forgiven at the rate of $1,000 per month; no collections are made.



(8)  These Notes are in connection with a relocation and are secured by a deed of trust.  The forgivable loan is forgiven at the rate of $2,000 per month; no collections are made.  The interest free note receivable was repaid in April 1992.
(9)  These Notes are in connection with a relocation and are secured by a deed of trust.  The forgivable loan is forgiven at the rate of $885 per month; no collections are made.
(10) This Note is in connection with a relocation and is forgiven at the rate of $20,833 per month for the first six months and
     $14,520 per month for the last six months of fiscal 1992.  In addition, pursuant to the loan agreement, the remaining balance of $87,000 was forgiven at June 29, 1992 upon the completion of the merger between MIPS Computer Systems, Inc. and Silicon
     Graphics, Inc.
(11) This Note is in connection with the employee's acceptance of employment with the Company and is secured by a deed of trust.
     The interest free loan was repaid in full in February 1992 upon the employee's termination of employment with the Company.
     This former MIPS executive officer resigned from MIPS in February 1992.
(12) This Note is in connection with a relocation and is to be repaid in four annual installments.
(13) This Note is in connection with the employee's acceptance of employment with the Company and is to be repaid in four annual installments.
(14) This Note is to be repaid in April 1993, one year from the date of the Note.  This former officer of MIPS resigned from the
     Company in July 1992.


                                                                   Schedule VIII


                             SILICON GRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                        Balance at     Charged to                    Balance at
                                         Beginning      Costs and     Deductions       End of
Description                              of Period       Expenses     Write-offs       Period
- - --------------                          ----------     ----------     ----------     ----------

Year Ended June 30, 1992:

     Accounts receivable allowances         $5,373         $1,447         $1,488         $5,332

Year Ended June 30, 1993:

     Accounts receivable allowances         $5,332         $3,618         $2,233         $6,717

Year Ended June 30, 1994:

     Accounts receivable allowances         $6,717         $3,095         $1,514         $8,298


                                                                      Schedule X

                             SILICON GRAPHICS, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)


                                     Charged to Costs and Expenses in the Years Ended:
                                     -------------------------------------------------
                                        June 30, 1994  June 30, 1993  June 30, 1992
                                        -------------  -------------  -------------

Depreciation and Amortization
    of Intangible Assets                   $18,200        $12,871        $13,518

Taxes other than payroll
    or income taxes                        $10,790        $10,294         $9,273



Amounts for royalties, repairs and maintenance and advertising costs are not presented as such amounts are less than one percent of total revenues for each of the years ended June 30, 1994, 1993 and 1992.

                                  EXHIBIT INDEX

          3.2.1        Bylaws of the Company, as amended.

          10.68* Non-Qualified Deferred Compensation Plan dated as of September 9, 1994

          11.1 Statement of Computation of Common Shares and Common Share Equivalents.

          13.1         Excerpts from Annual Report for the year ended June 30,
                       1994.

          21.1         List of Subsidiaries.

          23.1         Consent of Independent Auditors (see page 24).

          27.1         Financial Data Schedule.

(3) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated March 16, 1990.

(4) Incorporated by reference to exhibits to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (No. 33-16529), which became effective June 18, 1990.

(5) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1990.


(6) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(7) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

(8) Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

(9) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1992.

(10) Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(11) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.