Form 10-Q
period 1994-09-30
SILICON GRAPHICS INC /CA/
filed 1994-11-14
CIK 802301

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 1994

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

                            Yes  X         No
                                ---           ---

As of October 31, 1994 there were 141,735,671 shares of Common Stock outstanding.

                           SILICON GRAPHICS, INC.

                                    INDEX


                                                                Page No.
                                                                --------
                       PART I - FINANCIAL INFORMATION


Item 1:   Financial Statements:

          Consolidated Balance Sheet at
          September 30, 1994 and June 30, 1994...................... 3

          Consolidated Statement of Income for the
          Three Months Ended September 30, 1994 and 1993............ 4

          Consolidated Statement of Cash Flows for the
          Three Months Ended September 30, 1994 and 1993............ 5

          Notes to Consolidated Financial Statements................ 6

Item 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition............8-14



                         PART II - OTHER INFORMATION

Items 4 and 6: ....................................................15

Signatures ........................................................16

Index of Exhibits..................................................17

                       PART I - FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS
                           SILICON GRAPHICS, INC.
                         CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                                       September 30,   June 30,
ASSETS                                                     1994          1994
- ------                                                     ----          ----
Current assets:
  Cash and cash equivalents.......................... $  297,402   $  310,767
  Short-term marketable investments..................    179,862       90,147
  Accounts receivable, net...........................    395,707      391,271
  Inventories, net...................................    176,773      164,319
  Prepaid expenses and other current assets..........     70,805       67,862
                                                        --------    ---------
     Total current assets............................  1,120,549    1,024,366

Other marketable investments.........................    171,469      186,836

Property and equipment:
  Land and building..................................     31,198       28,980
  Machinery and equipment............................    250,796      228,129
  Furniture and fixtures.............................     57,038       50,806
  Leasehold improvements.............................     54,437       58,066
                                                       ---------    ---------
                                                         393,469      365,981
  Accumulated depreciation and amortization..........   (198,957)    (182,651)
                                                       ---------    ---------
     Net property and equipment......................    194,512      183,330

Other assets.........................................    110,391      124,251
                                                       ---------    ---------
                                                      $1,596,921   $1,518,783
                                                       ---------    ---------
                                                       ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................  $  101,140   $   85,781
  Accrued compensation..............................      46,928       46,216
  Income taxes payable..............................      56,965       50,390
  Other accrued liabilities.........................      83,578       80,457
  Long-term debt due within one year................       9,130       10,450
  Accrued merger expenses...........................      10,351       10,303
  Deferred revenue..................................      73,318       72,682
                                                       ---------    ---------
     Total current liabilities......................     381,410      356,279

Deferred revenue and other accrued expenses,
  long-term.........................................       1,790        1,928
Long-term debt due after one year...................     231,879      229,950
Accrued merger expenses, long-term..................       8,866        9,365

Stockholders' equity:
  Preferred stock...................................      33,996       33,996
  Common stock......................................         141          139
  Additional paid-in capital........................     690,713      678,211
  Retained earnings.................................     237,555      195,985
  Accumulated translation adjustment and other......      10,571       12,930
                                                       ---------    ---------
     Total stockholders' equity.....................     972,976      921,261
                                                       ---------    ---------
                                                      $1,596,921   $1,518,783
                                                       ---------    ---------
                                                       ---------    ---------


                           SEE ACCOMPANYING NOTES

                           SILICON GRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                   (In thousands except per share amounts)

                                                    Three Months
                                                       Ended
                                                    September 30,
                                                    ------------
                                                1994           1993
                                                ----           ----

Product and other revenues.................... $377,965     $265,000
Service revenues..............................   49,422       36,636
                                               --------     --------
   Total revenues.............................  427,387      301,636

Costs and expenses:
  Cost of product and other revenues..........  176,120      126,466
  Cost of service revenues....................   25,842       19,672
  Research and development....................   53,227       39,025
  Selling, general and administrative.........  114,709       83,499
                                               --------     --------
    Total costs and expenses..................  369,898      268,662
                                               --------     --------
Operating income..............................   57,489       32,974

Interest income and other, net................    2,277          512
Income before income taxes....................   59,766       33,486

Provision for income taxes....................   17,930        7,746
                                               --------     --------
Net income.................................... $ 41,836     $ 25,740
                                               --------     --------
                                               --------     --------

Net income per common share................... $   0.27     $   0.17
                                               --------     --------
                                               --------     --------


Common shares and common share equivalents
used in the calculation of net income per
common share..................................  157,289      151,140
                                               --------     --------
                                               --------     --------


                           SEE ACCOMPANYING NOTES

                           SILICON GRAPHICS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                                                    Three Months Ended
                                                                       September 30,
                                                                       ------------
                                                                    1994          1993
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................  $ 41,836      $ 25,740
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.................................    23,074        18,040
 Accrued interest on convertible subordinated debenture........     2,119             0
 Other.........................................................     5,540         6,402
 (Increase) decrease in assets:
  Accounts receivable..........................................    (4,436)        2,109
  Inventories..................................................   (12,454)      (34,390)
  Prepaid expenses and other current assets....................    (2,943)       (1,719)
 Increase (decrease) in liabilities:
  Accounts payable.............................................    15,359       (13,983)
  Accrued compensation.........................................       712         2,181
  Income taxes payable.........................................    10,028        (1,794)
  Other accrued liabilities....................................     2,858         9,166
  Deferred revenue.............................................       636            13
  Deferred revenue and other accrued expenses, long-term.......      (138)         (448)
  Accrued merger expenses......................................      (381)       (1,841)
                                                                 --------      --------
   Total adjustments...........................................    39,974       (16,264)
                                                                 --------      --------

  Net cash provided by operating activities....................    81,810         9,476
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................   (28,860)      (19,096)
Increase in other assets.......................................    (5,247)       (4,472)
Available-for-sales investments:
  Purchases....................................................   (97,875)      (42,667)
  Sales........................................................     2,500             0
  Maturities...................................................    24,479         7,538
                                                                 --------      --------

  Net cash used in investing activities........................  (105,003)      (58,697)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock...........................................    12,340         8,081
Issuance of debt...............................................       214           433
Payments of debt principal.....................................    (2,726)         (572)
                                                                 --------      --------

  Net cash provided by financing activities....................     9,828         7,942
                                                                 --------      --------

Net decrease in cash and cash equivalents......................   (13,365)      (41,279)
Cash and cash equivalents at beginning of period...............   310,767       142,668
                                                                 --------      --------

Cash and cash equivalents at end of period.....................  $297,402      $101,389
                                                                 --------      --------
                                                                 --------      --------


                           SEE ACCOMPANYING NOTES

                           SILICON GRAPHICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1994.

2.   CASH AND CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect as of July 1, 1994 of adopting SFAS 115 was immaterial.

Cash and cash equivalents consist of cash on deposit with banks and high quality money market instruments with original maturities of 90 days or less. Cash equivalents are classified as held-to-maturity and are therefore stated at cost, which approximates fair value. Short-term marketable investments, classified as available-for-sale, consist of high quality money market instruments with original maturities greater than 90 days, but less than or equal to one year, and are stated at fair market value as of September 30, 1994. Other marketable investments, also classified as available-for-sale, consist primarily of high quality debt securities with maturities greater than one year and less than three years, and are stated at fair market value as of September 30, 1994. The Company does not actively invest in marketable equity securities, but has from time to time acquired positions in certain public companies in the ordinary course of conducting its business. These equity investments are also included in other marketable investments and are stated at fair market value. The cost of securities sold is based upon specific identification. The Company has not realized any material gains or losses during the three month period ended September 30, 1994. Unrealized gains and losses (net of tax) on securities classified as available-for-sale are included in Accumulated Translation Adjustment and Other in the stockholders' equity section of the balance sheet.


The following tables detail the Company's marketable investments as of September 30, 1994 (in thousands):

                                               Gross        Gross
                              Amortized   Unrealized   Unrealized     Estimated
Balance Sheet Classification       Cost        Gains       Losses    Fair Value
- ----------------------------  ---------   ----------   ----------    ----------

Cash equivalents               $170,121           $3      $    --      $170,124

Short-term marketable
investments                     180,912            4       (1,054)      179,862

Other marketable investments    181,885           --      (10,416)      171,469
                               --------          ---     --------      --------
Total marketable investments   $532,918           $7     ($11,470)     $521,455
                               --------          ---     --------      --------
                               --------          ---     --------      --------

                                               Gross        Gross
                              Amortized   Unrealized   Unrealized     Estimated
Held-to-Maturity Investments       Cost        Gains       Losses    Fair Value
- ----------------------------  ---------   ----------   ----------    ----------

Repurchase agreements          $ 64,400         $--          $--       $ 64,400

U.S. commercial paper            85,008           3           --         85,011

Other investments                20,713          --           --         20,713
                               --------          --          ---       --------
Total                          $170,121          $3          $--       $170,124
                               --------          --          ---       --------
                               --------          --          ---       --------


                                                Gross        Gross
                               Amortized   Unrealized   Unrealized     Estimated
Available-for-Sale Investments      Cost        Gains       Losses    Fair Value
- ----------------------------   ---------   ----------   ----------    ----------

U.S. treasury and agency
securities and obligations      $228,892          $--      ($3,606)     $225,286

U.S. commercial paper             30,252           --           (7)       30,245

U.S. corporate notes              38,100           --       (1,309)       36,791

Other investments                 50,609            4          (31)       50,582

Equity investments                14,944           --       (6,517)        8,427
                                --------          ---     --------      --------
Total                           $362,797           $4     ($11,470)     $351,331
                                --------          ---     --------      --------
                                --------          ---     --------      --------

3.   INVENTORIES

      Inventories stated at the lower of cost (first-in, first-out) or market consist of (in thousands):

                              September 30,      June 30,
                                  1994             1994
                                  ----             ----
     Raw material              $ 17,684        $  9,602
     Work in process             48,606          48,680
     Finished goods              15,473          17,829
     Service & marketing         95,010          88,208
                               --------        --------
     Total inventories, net    $176,773        $164,319
                               --------        --------
                               --------        --------

4.   PER SHARE DATA

      Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents for the three month periods ended September 30, 1994 and 1993, consist of stock options (using the modified treasury stock method) and the Company's Series A convertible preferred stock on an as-if-converted basis. The Company's zero-coupon convertible subordinated debenture due November 2003 is not a common stock equivalent and therefore not included in the share count.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Silicon Graphics uses a financial target model to develop its annual operating plans and to evaluate investment alternatives, business proposals and operations throughout the fiscal year. This model expresses the Company's current objectives for gross margins, spending, and operating profit as a percentage of net revenues. The model also incorporates target ranges for the allocation of spending between research and development, and selling, general and administrative expenses.

The Company's current model includes the following financial targets (as a percentage of net revenues):

          Gross margin                            50% - 52%
          Research and development                11% - 13%
          Selling, general and administrative     26% - 28%
                                                  ---------
          Operating margin                        11% - 13%

The  financial target model reflects a number of assumptions.  In particular, the  gross  margin  target  range reflects assumptions  about  the  Company's pricing, manufacturing costs and volumes, and the mix of products, distribution channels and geographic distribution. The spending ranges were established based on the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the levels of general and administrative spending appropriate for the size and nature of the business. Many other factors affect the Company's financial performance and may cause the Company's future results to be markedly outside of the ranges reflected in the target model.

The  financial target model is one management tool that the Company  uses  to run its business and measure its performance. IT IS NOT A PROJECTION OF FUTURE RESULTS. The actual results for any particular period, including the current quarter, may vary substantially from the model for numerous reasons including but not limited to the Company's ability to attain planned revenue growth. See "Factors That May Affect Future Results." Also, in certain periods the Company may intentionally operate outside the model. In addition, the financial target model itself is subject to revision from time to time to reflect new strategies, competitive changes or other developments.

The financial target model is described above to provide a framework for the Company's discussion and analysis of its results of operations. The Company does not intend to provide updated information about its planning model or its performance relative to the model in any period, other than in the context of management's discussion and analysis in the Company's Form 10-Q.

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of net revenues:

                                         Three Months Ended
                                            September 30,
                                            ------------
                                           1994      1993
                                           ----      ----

Product and other revenues                 88.4%     87.9%
Service revenues                           11.6      12.1
                                          -----     -----
Total revenues                            100.0     100.0

Cost of product and other revenues         41.2      41.9
Cost of service revenues                    6.0       6.5
                                          -----     -----
Gross margin                               52.7      51.6

Research and development expense           12.5      12.9
Selling, general and administrative
    expenses                               26.8      27.7
                                          -----     -----
Operating margin                           13.5      10.9

Interest income and other, net              0.5       0.2
                                          -----     -----
Income before income taxes                 14.0      11.1

Provision for income taxes                  4.2       2.6
                                          -----     -----

Net income                                  9.8%      8.5%
                                          -----     -----
                                          -----     -----

PERCENTAGES MAY NOT ADD DUE TO ROUNDING.



The following table sets forth, for the periods indicated, growth rates for certain income and expense items:

                                        Increase/(Decrease)for the
                                     Three Months Ended Sept 30, 1994

                                     --------------------------------
                                     vs Prior Qtr    vs Prior Year Qtr
                                     ------------    -----------------

Product and other revenues..............  (3)%              43%

Service revenues........................   9%               35%

Total revenues..........................  (1)%              42%

Gross profit............................   0%               45%

Research  and development...............   4%               36%

Selling, general and administrative.....   2%               37%

Net income..............................  (4)%              63%

Earnings per share......................  (4)%              59%


      OPERATING RESULTS: Revenue growth resulted principally from increased unit shipments in all major regions worldwide and increased service revenues from a larger installed base of products under contract. Compared to last year's quarter, revenue was positively affected by improvement in both the European and Japanese economies and the first shipments of the Company's new supercomputer products during this year's quarter. Total revenue for the first quarter of fiscal 1995 was down only slightly from the fourth quarter of fiscal 1994, as the Company was less affected this year by the seasonal weakness normally experienced in the first quarter. The Company experienced strong demand across its lines of computer system products, which range from the desktop to supercomputing, the majority of which are early in their product life cycle.

      For the three months ended September 30, 1994, the Company exceeded its gross margin model. The increase in gross margin for the three month period compared to the prior year was primarily a result of a shift in mix toward more fully-configured products within the Company's product lines and an increase in manufacturing efficiencies due to higher volumes. The Company's operating expenses as a percentage of revenue were within the model range.

      The Company's operating margin for the first quarter of fiscal 1995 was 13.5% of net revenues, which is above the target range of 11% - 13% and significantly above the 10.9% recorded in the comparable quarter of fiscal 1994. As a result of the positive business climate that the Company is experiencing, the Company is considering a variety of incremental spending programs, including sales and marketing initiatives and expanded research and development programs, that would be designed to improve its long-term growth prospects and market position. These programs, if implemented, could reduce gross margins and increase operating expenses as a percentage of revenue compared to the levels experienced in the first quarter of fiscal 1995.

      REVENUE BY GEOGRAPHY: The Company's North American business revenue increased 38% over the year ago quarter. Europe/Pacific revenue was up 47% from a year ago. The Company experienced improvement in most major European economies, with the exception of Italy. Revenue from Japan represented approximately 13% of total revenues for the quarter, compared to approximately 14% in the prior year's comparable period. The Company believes that the Japanese economy is slowly recovering from a recession. The change in geographical mix is largely due to relative strength the Company experienced in its European business.

                               Three Months Ended Sept 30,
                               ---------------------------      Year over Year
                                     1994      1993                Increase
                                     ----      ----                --------
                                      (in millions)

North America (U.S. and Canada)      $244      $177                  38%
Europe                                100        65                  54%
Pacific (including Latin America)      83        60                  39%
                                     ----      ----                  ---
Total Revenue                        $427      $302                  42%
                                     ----      ----                  ---
                                     ----      ----                  ---

                                       Three Months Ended Sept 30,
                                       ---------------------------
(as a percentage of total revenue)          1994         1993
                                            ----         ----
North America                                57%          59%

Europe                                       23%          21%

Pacific                                      20%          20%


      During the quarter the Company established subsidiaries in the Czech Republic, Hungary and South Africa, thereby increasing the number of international sales subsidiaries to twenty-six.

      REVENUE BY PRODUCT LINE: The Company's product and other revenues result primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. NRE contract payments are generally recognized upon the completion of contract requirements or milestones, and the expenses related to these efforts are included in research and development expense.

      The mix between high-end and low-end systems has remained relatively constant as the Company continues to develop and deliver a wide range of products to a broadening marketplace.

                                          Three Months Ended Sept 30,
                                          ---------------------------
                                                1994       1993
                                                ----       ----
(as a percent of product revenue,
 excluding other revenue)

High-end products (Challenge-TM-,
  POWER Challenge-TM-, Onyx-TM-)                 41%        43%

Low-end products (Indy-TM-,
  IRIS Indigo[Registered Trademark]
  Indigo(2)-TM-)                                 59%        57%


      During the quarter, the Company initiated shipments of the POWER Challenge supercomputer, for which there had been a substantial backlog at June 30, 1994. Shipments included full systems and board upgrades to the Challenge server. The Company shipped the product in volume, including most of the backlog of the product that had accumulated over the prior several quarters. The combination of shipping the POWER Challenge backlog, shipping more product than expected in the quarter, and lower booking levels relative to shipments, resulted in a lower backlog of orders at September 30 than at June 30.

      OTHER RESULTS: Interest and other, net for the quarter ended September 30, 1994 improved compared to the prior year due to increased interest income as a result of higher invested cash balances net of borrowings, higher interest earned on investments, and decreased cost of hedging foreign currencies.

      TAXES: The Company's combined federal, state and foreign effective income tax rate of 30% for the three month period ended September 30, 1994 was calculated based on an estimated annual effective tax rate applied to income before income taxes for the quarter. The tax rate for the same period of the prior fiscal year was 23% which was comprised of an estimated annual tax rate of 30% and a non-recurring benefit from the Revenue Reconciliation Act of 1993 in the amount of $2.3 million attributable to the retroactive extension of the research and development credit to the beginning of fiscal year 1993 and the effect of applying the increased corporate tax rate to the Company's deferred tax asset. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.


     Based on the Company's plans, it believes that current levels of taxable income, adjusted for non-recurring items, will be sufficient to realize the deferred tax assets. Accordingly, the Company has determined that no valuation allowance for deferred tax assets is required to reduce such assets to an amount which is more likely than not to be realized either through carrybacks, or by offsetting deferred tax liabilities or future taxable income.


FINANCIAL CONDITION

      For the three months ended September 30, 1994, the Company's cash and cash equivalents, short term marketable investments and other marketable investments increased by $61 million. This increase was primarily due to positive cash flow from operating activities of $82 million, as well as $12 million generated from sales of stock through employee benefit programs, which was partially offset by $29 million of capital expenditures.

      As of September 30, 1994, the Company's principal sources of liquidity included cash and cash equivalents, short-term marketable investments and other marketable investments of $649 million and up to $20 million available under a committed line of credit. These resources , and others available to the Company, should be adequate to fund the Company's projected cash needs beyond fiscal 1995. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As is true for technology companies generally, Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

      PERIOD TO PERIOD FLUCTUATIONS: The Company has experienced substantial revenue growth in recent years, and it plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenues will continue to grow. As a result it may not be possible for management to quickly adjust expense levels in response to revenue shortfalls. Further, because of short delivery cycles the Company generally does not have a large order backlog, which makes the forecasting of revenue inherently less certain. This uncertainty is compounded because each quarter's revenue results predominantly from orders received and shipments made during the last month of the quarter, with a disproportionate amount occurring in the latter half of that month. This pattern sharply limits the Company's ability to react to revenue shortfalls within a particular quarter. Accordingly, even relatively minor shipment disruptions, which could result from factors such as supply constraints, delays in the availability of new products, an unanticipated change in product mix, transit interruptions or natural disasters, may cause a particular period's results to be substantially below expectations.

      The Company's results have followed a seasonal pattern, with relatively strong second and fourth fiscal quarters and weaker first and third fiscal quarters, reflecting the buying patterns of the Company's customers. A variety of other factors may cause period-to-period fluctuations in revenues and profitability, including changes in the mix of high-end and desktop products, the mix of configurations within a product line, the geographic mix of sales, the mix between direct and indirect channels of distribution, the level of the Company's product discounts, and the percentage of revenues derived from service or NRE during any fiscal period.

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

      Sales in foreign countries are generally priced in local currencies and therefore are subject to the effects of currency exchange fluctuations. Changes in foreign currency exchange rates can have either a positive or negative effect on revenue and/or income in any given period. The Company attempts to reduce the impact of currency fluctuations on net income primarily through the use of forward exchange contracts and foreign currency options that hedge foreign currency denominated receivables between the parent and its international subsidiaries. The Company has generally not hedged capital expenditures, investments in subsidiaries, inventory purchases or the anticipated sales or net income of its international subsidiaries, although it periodically evaluates its hedging practices.

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

      PRODUCT DEVELOPMENT AND INTRODUCTION: The Company has achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company's future results depend on its ability to sustain this competitive advantage. As in prior years, the Company plans to introduce a number of new products in fiscal 1995, including products that will replace products in the Company's current product offering. A number of risks are inherent in this process.

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

      DEVELOPMENT AND ACCEPTANCE OF MIPS[Registered Trademark] RISC
ARCHITECTURE: All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing
companies (the "Semiconductor  Partners").   The Company  and  its
Semiconductor Partners generally have jointly  funded  the development  of
new   MIPS  RISC  microprocessors,  including  the   recently   announced
R10000-TM-  microprocessor.   Changes  in  the  timing, level  or
availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

      NEW VENTURES: The Company has entered into several ventures with other companies to address new and emerging markets, including ventures with Time-Warner Cable, Nintendo Co., Ltd. and AT&T Corp. While the Company believes that these new ventures are strategically important, there are substantial uncertainties associated with the development of new products and technologies for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its venture partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in an unanticipated direction.

      COMPETITION: The computer industry is highly competitive and is characterized by rapid technological advances in both hardware and software development, which result in steadily improving price/performance and shortening product life cycles. As the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. Many of the Company's competitors have substantially greater technical, marketing and financial resources than the Company, as well as a larger installed base of customers and a wider range of general purpose applications software available for their platforms. The strong competition faced throughout the Company's product line can result in significant discounting of sales prices which would decrease the Company's gross margins.

      BUSINESS DISRUPTION: The Company's corporate headquarters, including its research and development operations and most of its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is predominantly self-insured for losses and business interruptions of this kind.

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on November 1, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders.
     Robert R. Bishop and James A. McDivitt were re-elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are Allen F. Jacobson, Thomas A. Jermoluk, C. Richard Kramlich, Edward R. McCracken, Mark W. Perry, Lucille Shapiro and James G. Treybig.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

     1. To elect two Class II Directors of the Company to serve for a three-year term.

          NOMINEES

          ROBERT R. BISHOP:

          For:  126,888,330   Withheld:  881,441

          JAMES A. MCDIVITT:

          For:  127,033,573   Withheld:  766,168

     2. To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue to 500,000,000 shares.

          For:  109,470,344   Against:  17,865,899     Abstain:  433,498

     3. To ratify the appointment of Ernst & Young, LLP, as independent auditors of the Company for the fiscal year ending June 30, 1995.

          For:  127,302,315   Against:  113,936        Abstain:  353,490

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1    Restated Certificate of Incorporation of the Company.

     3.2    Bylaws of the Company, as amended.

     10.52 Directors' Stock Option Plan and form of Stock Option Agreement, as amended as of October 31, 1994.

     11.1   Statement  of  Computation  of  Common  Shares  and  Common   Share
            Equivalents.

     27.1   Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 11, 1994        SILICON GRAPHICS, INC.
                                 a Delaware corporation




                             By:  /s/ Stanley J. Meresman
                                 --------------------------------
                                 Stanley J. Meresman
                                 Senior Vice President, Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)




                              By: /s/ Dennis P. McBride
                                 --------------------------------
                                 Dennis P. McBride
                                 Vice President, Controller
                                 (Principal Accounting Officer)




                              By: /s/ Tom Oswold
                                 --------------------------------
                                 Tom Oswold
                                 Vice President, Finance
                                 and Treasurer

                           SILICON GRAPHICS, INC.

                              INDEX TO EXHIBITS


Exhibit   Description
- -------   -----------

 3.1 Restated Certificate of Incorporation of the Company

 3.2      Bylaws of the Company, as amended

 10.52 Directors' Stock Option Plan and form of Stock Option Agreement, as amended as of October 31, 1994.

 11.1     Statement   of  Computation  of   Common
          Shares and Common Share Equivalents

 27.1     Financial Data Schedule