Form 10-Q
period 1994-12-31
SILICON GRAPHICS INC /CA/
filed 1995-02-14
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended DECEMBER 31, 1994

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

                               ------------------


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

As of January 31, 1995 there were 143,485,318 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1:   Financial Statements:

          Consolidated Balance Sheet at
          December 31, 1994 and June 30, 1994. . . . . . . . . . . . . . .   3

          Consolidated Statement of Income for the
          Three Months and Six Months Ended December, 1994 and 1993. . . .   4

          Consolidated Statement of Cash Flows for the
          Six Months Ended December 31, 1994 and 1993. . . . . . . . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . . .   6

Item 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . . . . . 9-14



                           PART II - OTHER INFORMATION

Item 6     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Index of Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                             SILICON GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                           December 31,          June 30,
                                                                               1994                1994
                                                                               ----                ----

ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  348,202          $  310,767
   Short-term marketable investments . . . . . . . . . . . . . . . . .        229,657              90,147
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .        481,167             391,271
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . .        202,798             164,319
   Prepaid expenses and other current assets . . . . . . . . . . . . .         72,197              67,862
                                                                           ----------          ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .      1,334,021           1,024,366

Other marketable investments . . . . . . . . . . . . . . . . . . . . .        113,244             186,836

Property and equipment:
   Land and building . . . . . . . . . . . . . . . . . . . . . . . . .         33,424              28,980
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .        270,966             228,129
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . .         58,955              50,806
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .         53,830              58,066
                                                                           ----------          ----------
                                                                              417,175             365,981
   Accumulated depreciation and amortization . . . . . . . . . . . . .       (216,919)           (182,651)
                                                                           ----------          ----------
     Net property and equipment. . . . . . . . . . . . . . . . . . . .        200,256             183,330

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        146,912             124,251
                                                                           ----------          ----------
                                                                           $1,794,433          $1,518,783
                                                                           ----------          ----------
                                                                           ----------          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     $  144,760          $   85,781
   Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . .         53,189              46,216
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .         71,956              50,390
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .         92,248              80,457
   Current portion of long-term debt and other . . . . . . . . . . . .         28,023              20,753
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .         75,763              72,682
                                                                           ----------          ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .        465,939             356,279

Long-term debt and other . . . . . . . . . . . . . . . . . . . . . . .        280,603             241,243

Stockholders' equity:
   Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .         33,996              33,996
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .            143                 139
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .        713,163             678,211
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .        291,183             195,985
   Accumulated translation adjustment and other. . . . . . . . . . . .          9,406              12,930
                                                                           ----------          ----------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .      1,047,891             921,261
                                                                           ----------          ----------
                                                                           $1,794,433          $1,518,783
                                                                           ----------          ----------
                                                                           ----------          ----------



                             SEE ACCOMPANYING NOTES

                             SILICON GRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share amounts)



                                                                           Three Months Ended             Six Months Ended
                                                                              December 31,                  December 31,
                                                                              ------------                  ------------
                                                                            1994           1993           1994           1993
                                                                            ----           ----           ----           ----

Product and other revenues . . . . . . . . . . . . . . . . . . . . . .  $469,949       $330,923       $847,914       $595,923
Service revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .    54,053         39,473        103,475         76,109
                                                                        --------       --------       --------       --------
   Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .   524,002        370,396        951,389        672,032

Costs and expenses:
   Cost of product and other revenues. . . . . . . . . . . . . . . . .   221,015        160,223        397,135        286,689
   Cost of service revenues. . . . . . . . . . . . . . . . . . . . . .    28,205         21,184         54,047         40,856
   Research and development. . . . . . . . . . . . . . . . . . . . . .    57,363         42,560        110,590         81,585
   Selling, general and administrative . . . . . . . . . . . . . . . .   135,665         96,131        250,374        179,630
                                                                        --------       --------       --------       --------
     Total costs and expenses. . . . . . . . . . . . . . . . . . . . .   442,248        320,098        812,146        588,760
                                                                        --------       --------       --------       --------

Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . .    81,754         50,298        139,243         83,272

Interest income and other income (expense), net. . . . . . . . . . . .    (4,773)         1,616         (2,496)         2,128
                                                                        --------       --------       --------       --------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . .    76,981         51,914        136,747         85,400

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .    23,094         15,574         41,024         23,320
                                                                        --------       --------       --------       --------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53,887       $ 36,340       $ 95,723       $ 62,080
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------


Net income per common share. . . . . . . . . . . . . . . . . . . . . .  $   0.34       $   0.24       $   0.61       $   0.41
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------


Common shares and common share equivalents
used in the calculation of net income per
common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   158,898        154,046        158,216        152,698
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------



                             SEE ACCOMPANYING NOTES

                             SILICON GRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                     ------------
                                                                               1994                1993
                                                                               ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  95,723           $  62,080
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .         49,219              38,456
   Write-down of equity investment . . . . . . . . . . . . . . . . . .          7,333                   0
   Accrued interest on convertible subordinated debenture. . . . . . .          4,267               1,382
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            971                (246)
   (Increase) decrease in assets:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .        (89,896)            (45,913)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,479)            (41,184)
     Prepaid expenses and other current assets . . . . . . . . . . . .         (3,676)             (3,883)
     Increase (decrease) in liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .         58,979              (1,338)
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . .          6,973              (2,170)
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .         21,566              11,986
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . .          6,542              11,877
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .          3,081              (1,212)
                                                                            ---------           ---------
      Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .         26,880             (32,245)
                                                                            ---------           ---------

     Net cash provided by operating activities . . . . . . . . . . . .        122,603              29,835
                                                                            ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .          (55,202)            (38,574)
Increase in other assets . . . . . . . . . . . . . . . . . . . . . .            3,058             (11,015)
Available-for-sale investments:
   Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (168,915)           (225,458)
   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,500               7,526
   Maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101,513              19,026
                                                                            ---------           ---------

   Net cash used in investing activities . . . . . . . . . . . . . . .       (117,046)           (248,495)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock . . . . . . . . . . . . . . . . . . . . . . . .           34,426              22,569
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . . .            1,641             202,161
Payments of debt principal . . . . . . . . . . . . . . . . . . . . .           (3,664)             (1,478)
Cash dividends - preferred stock . . . . . . . . . . . . . . . . . .             (525)               (525)
                                                                            ---------           ---------

   Net cash provided by financing activities.. . . . . . . . . . . .           31,878             222,727
                                                                            ---------           ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . . .           37,435               4,067
Cash and cash equivalents at beginning of period . . . . . . . . . . .        310,767             142,668
                                                                            ---------           ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $ 348,202           $ 146,735
                                                                            ---------           ---------
                                                                            ---------           ---------



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

Cash and cash equivalents consist of cash on deposit with banks and high quality money market instruments with original maturities of 90 days or less. Cash equivalents are classified as held-to-maturity and are therefore stated at cost, which approximates fair value. Short-term marketable investments, classified as available-for-sale, consist of high quality money market instruments with original maturities greater than 90 days, but less than or equal to one year, and are stated at fair market value as of December 31, 1994. Other marketable investments, also classified as available-for-sale, consist primarily of high quality debt securities with maturities greater than one year and less than three years, and are stated at fair market value as of December 31, 1994. The Company does not actively invest in marketable equity securities, but has from time to time acquired positions in certain public companies in the ordinary course of conducting its business. These equity investments are also included in other marketable investments and are stated at fair market value. The cost of securities when sold is based upon specific identification. The company determined that the value of its investment in Control Data Systems Inc. was permanently impaired and subsequently recognized an unrealized loss of $7.3 million related to the period ending December 31, 1994. This loss is included in interest and other income (expense) in the Statement of Income. Unrealized gains and losses (net of tax) on securities classified as available-for-sale are included in Accumulated Translation Adjustment and Other in the Stockholders' Equity section of the Balance Sheet.

The following tables detail the Company's marketable investments as of December 31, 1994 (in thousands):


                                                                                Gross               Gross
                                                        Amortized          Unrealized          Unrealized           Estimated
Balance Sheet Classification                                 Cost               Gains              Losses          Fair Value
- ---------------------------                                  ----               -----              ------          ----------

Cash equivalents                                         $294,087                 $--             $    --            $294,087

Short-term marketable investments                         231,947                  --              (2,290)            229,657

Long term marketable investments                          117,049                  15              (3,820)            113,244
                                                         --------                 ---             -------            --------

Total marketable investments                             $643,083                 $15             ($6,110)           $636,988
                                                         --------                 ---             -------            --------
                                                         --------                 ---             -------            --------



                                                                                Gross               Gross
                                                        Amortized          Unrealized          Unrealized           Estimated
Held-to-Maturity Investments                                 Cost               Gains              Losses          Fair Value
- ----------------------------                                 ----               -----              ------          ----------

U.S. commercial paper                                    $124,709                 $--                 $--            $124,709

U.S. treasury securities and obligations
of U.S. government agencies                                69,315                  --                  --             69,315

Certificates of deposit and
Euro certificates of deposit                               45,016                  --                  --              45,016

Repurchase agreements                                      34,700                  --                  --              34,700

Other Investments                                          20,347                  --                  --              20,347
                                                         --------                 ---                 ---            --------

Total                                                    $294,087                 $--                 $--            $294,087
                                                         --------                 ---                 ---            --------
                                                         --------                 ---                 ---           ---------


                                                                                Gross               Gross
                                                        Amortized          Unrealized          Unrealized           Estimated
Available-for-Sale Investments                               Cost               Gains              Losses          Fair Value
- ------------------------------                               ----               -----              ------          ----------

U.S. treasury securities and obligations
of U.S. government agencies                              $225,859                 $--             ($4,301)          $221,558

U.S. corporate notes                                       38,102                  --              (1,739)            36,363

U.S. commercial paper                                      33,320                  --                 (28)            33,292

Other investments                                          23,004                  --                 (30)            22,974

Floating rate notes                                       21,600                   15                 (12)            21,603

Equity investments                                          7,111                 --                   --             $7,111
                                                         --------                 ---             -------            --------

Total                                                    $348,996                 $15             ($6,110)           $342,901
                                                         --------                 ---             -------            --------
                                                         --------                 ---             -------            --------


3.   INVENTORIES

     Inventories stated at the lower of cost (first-in, first-out) or market consist of (in thousands):


                                   December 31,          June 30,
                                       1994                1994
                                       ----                ----

     Raw material                    $ 26,683            $  9,602
     Work in process                   60,845              48,680
     Finished goods                    16,547              17,829
     Service & marketing               98,723              88,208
                                     --------            --------
     Total inventories, net          $202,798            $164,319
                                     --------            --------
                                     --------            --------


4.   PER SHARE DATA

     Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents for the three month and six month periods ended December 31, 1994 and 1993, consist of stock options (using the treasury stock method or modified treasury stock method, as applicable) and the Company's Series A convertible preferred stock on an as-if-converted basis. The Company's zero-coupon convertible subordinated debenture due November 2013 is not a common stock equivalent and therefore not included in the share count used in calculating primary earnings per share.

5.   SUBSEQUENT EVENTS

     On February 7, 1995 the Company announced that it has entered into definitive merger agreements with Alias Research Inc. and Wavefront Technologies, Inc. Under the terms of the agreements, Alias stockholders will receive the equivalent of 0.90 shares of Silicon Graphics' common stock for each share of Alias common stock owned. Wavefront stockholders will receive
0.49 shares of Silicon Graphics' common stock for each share of Wavefront common stock owned. The transaction is expected to be tax-free for U.S. purposes for Wavefront stockholders. In the case of Alias, which is an Ontario, Canada corporation, the share exchange is expected to be tax-free for Canadian resident stockholders but taxable for U.S. stockholders. Completion of the transactions are subject to customary conditions, including approval of Alias' and Wavefront's stockholders, and required governmental approvals. The closing of each agreement is also conditioned on the concurrent closing of the other agreement. The mergers, which are expected to close by June 30, 1995, are expected to be accounted for on a pooling of interests basis. For additional information, see the Company's Form 8-K filed on February 13, 1995 and the exhibits thereto.

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

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of net revenues:


                                                                  Three Months Ended             Six Months Ended
                                                                Dec 31,        Dec 31,        Dec 31,        Dec 31,
                                                                 1994           1993           1994           1993
                                                                 ----           ----           ----           ----

Product and other revenues . . . . . . . . . . . . . .            89.7%          89.3%          89.1%          88.7%
Service revenues . . . . . . . . . . . . . . . . . . .            10.3           10.7           10.9           11.3
                                                                 ------         ------         ------         ------
Total revenues . . . . . . . . . . . . . . . . . . . .           100.0          100.0          100.0          100.0

Cost of product and other revenues . . . . . . . . . .            42.2           43.3           41.7           42.7
Cost of service revenues . . . . . . . . . . . . . . .             5.4            5.7            5.7            6.1
                                                                 ------         ------         ------         ------
Gross margin . . . . . . . . . . . . . . . . . . . . .            52.4           51.0           52.6           51.3

Research and development expense . . . . . . . . . . .            10.9           11.5           11.6           12.1
Selling, general and administrative
    expenses . . . . . . . . . . . . . . . . . . . . .            25.9           26.0           26.3           26.7
                                                                 ------         ------         ------         ------
Operating income . . . . . . . . . . . . . . . . . . .            15.6           13.6           14.6           12.4

Interest income and other, net . . . . . . . . . . . .           (0.9)            0.4          (0.3)            0.3
                                                                 ------         ------         ------         ------
Income before income taxes . . . . . . . . . . . . . .            14.7           14.0           14.4           12.7

Provision for income taxes . . . . . . . . . . . . . .             4.4            4.2            4.3            3.5
Net Income . . . . . . . . . . . . . . . . . . . . . .            10.3%           9.8%          10.1%           9.2%
                                                                 ------         ------         ------         ------

PERCENTAGES MAY NOT ADD DUE TO ROUNDING.



The following table sets forth, for the periods indicated, growth rates for certain income and expense items:


                                                Increase/(Decrease)for the
                                           Three Months Ended December 31, 1994
                                           ------------------------------------
                                             vs Prior Qtr   vs Prior Year Qtr
                                             ------------   -----------------

Product and other revenues . . . . . . . .        24%             42%

Service revenues . . . . . . . . . . . . .         9%             37%

Total revenues . . . . . . . . . . . . . .        23%             41%

Gross profit . . . . . . . . . . . . . . .        22%             45%

Research  and development. . . . . . . . .         8%             35%

Selling, general and administrative. . . .        18%             41%

Net income . . . . . . . . . . . . . . . .        29%             48%

Earnings per share . . . . . . . . . . . .        26%             42%


     OPERATING RESULTS: Revenue growth resulted principally from increased unit shipments in all major regions worldwide and increased service revenues from a larger installed base of products under contract. Compared to last year's quarter, revenue was positively affected by improvement in the European and Japanese economies. The Company experienced strong demand across its lines of computer system products, which range from the desktop to supercomputing.

     For the three months ended December 31, 1994, the Company exceeded its gross margin model. The increase in gross margin for the three month period compared to the prior year was primarily a result of an increased portion of international business, a weaker U.S. dollar, and an increase in manufacturing efficiencies due to higher volumes. For the six months ended December 31, 1994, the Company exceeded its gross margin model. The increase in gross margin for the six month period compared to the prior year was primarily a result of an increased portion of international business, manufacturing efficiencies due to higher volumes, and a shift in mix toward more fully-configured products within the Company's product lines. The Company has been operating outside of its target model as a result of several factors, which include an extremely positive business climate, and particularly strong product line offerings.

     The Company's operating margin for the second quarter of fiscal 1995 was 15.6% of net revenues and is above both the target range of 11% - 13% and the 13.6% recorded in the comparable quarter of fiscal 1994. The Company's operating expenses as a percentage of revenue were at the low-end of the model range. As a result of the positive business climate that the Company is experiencing, the Company is implementing a variety of incremental spending programs, including sales and marketing initiatives and expanded research and development programs, that are designed to improve the Company's long-term growth prospects and market position. These programs could reduce gross margins and increase operating expenses as a percentage of revenue compared to the levels experienced in the second quarter of fiscal 1995. However, the Company believes that spending growth may continue to lag revenue growth, and therefore the Company may operate above the operating margin range during the remainder of fiscal 1995.

     REVENUE BY GEOGRAPHY: The Company's North American business revenue increased 31% over the year ago quarter. European and Pacific revenues were each up 54% from the same quarter a year ago. The Company experienced improvement in all major European economies, with the exception of Italy. Revenue from Japan represented approximately 12% of total revenues for the quarter, compared to approximately 11% in the prior year's comparable quarter. The Company believes that the Japanese economy is slowly recovering from a recession. The change in geographical mix is largely due to relative strength the Company experienced in its European business. The Company noted the same trends for the six months ended December 31, 1994.


                                                 Three Months                                  Six Months
                                                 Ended Dec 31,                                Ended Dec 31,
                                                 -------------         Year over Year         -------------         Year over Year
                                              1994           1993         Increase         1994           1993         Increase
                                              ----           ----         --------         ----           ----         --------

(in millions)

North America (U.S. and Canada)               $261           $199            31%           $505           $376            34%
Europe                                         165            107            54%            265            172            54%
Pacific (including Latin America)               98             64            54%            182            124            46%
                                              ----           ----            ---           ----           ----            ---
Total Revenue                                 $524           $370            41%           $952           $672            42%
                                              ----           ----            ---           ----           ----            ---
                                              ----           ----            ---           ----           ----            ---


                                           Three Months Ended Dec 31,                    Six Months Ended Dec 31,
                                           --------------------------                    ------------------------
(as a percentage of total revenue)            1994           1993                          1994           1993
                                              ----           ----                          ----           ----

North America                                  50%            54%                           53%            56%

Europe                                         32%            29%                           28%            26%

Pacific                                        18%            17%                           19%            18%


     REVENUE BY PRODUCT LINE:   The Company's product and other revenues are
derived primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. NRE contract payments are generally recognized upon the completion of contract requirements or milestones, and the expenses related to these efforts are included in research and development expense.

     The mix between high-end and low-end systems has remained relatively constant as the Company continues to develop and deliver a wide range of products to a broadening marketplace.


                                                                                         Three Months Ended   Six Months Ended
                                                                                         ------------------   ----------------
                                                                                          Dec 31,   Dec 31,   Dec 31,   Dec 31,
(as a percent of shipment revenue, excluding other revenue)                                1994      1993      1994      1993
                                                                                           ----      ----      ----      ----

High-end products (Challenge-TM-, POWER Challenge-TM-, Onyx-TM-)                            39%       37%       40%       40%

Low-end products (Indy-TM-, IRIS Indigo-REGISTRATION MARK-, Indigo2-TM-)                   61%       63%       60%       60%


     OTHER RESULTS: Interest income and other income (expense), net for the quarter and the six months ended December 31, 1994 was an expense due to a $7.3 million revaluation of the Company's long-term investment in Control Data Systems, Inc. ("CDSI") to reflect the market value of the securities at December 31, 1994. On February 10, 1995, CDSI agreed to repurchase the Company's CDSI stock. Net interest income and other for the quarter was $4.8 million, and $2.5 million for the six month period, reflecting an improvement over the prior year periods due to increased interest income as a result of higher invested cash balances net of borrowings, and higher interest earned on investments.

     TAXES: The Company's combined federal, state and foreign effective income tax rate for the three month and six month periods ended December 31, 1994 was 30% and was calculated based on an estimated annual effective tax rate applied to income before income taxes. The tax rate for the same periods of the prior fiscal year was 30% and 27%, respectively, the latter of which was comprised of an estimated annual tax rate of 30% and a non-recurring benefit from the Revenue Reconciliation Act of 1993 in the amount of $2.3 million. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.

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


FINANCIAL CONDITION

     During the six months ended December 31, 1994, the Company's cash and cash equivalents, short term marketable investments and other marketable investments increased by $103 million. This increase was primarily due to positive cash flow from operating activities of $123 million, as well as $34 million generated from sales of stock through the Company's employee stock option plans and the Employee Stock Purchase Plan, which was partially offset by $55 million of capital expenditures. Long-term debt and other at December 31, 1994 increased to reflect future payments associated with the acquisition of intellectual property rights. These liabilities will be discharged over eight years and are not expected to be material to the cash flow in any fiscal period.

     As of December 31, 1994, the Company's principal sources of liquidity included cash and cash equivalents, short-term marketable investments and other marketable investments of $691 million and up to $20 million available under a committed line of credit. These resources, and others available to the Company, should be adequate to fund the Company's projected cash needs beyond fiscal 1995. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

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

     Additionally, because approximately half of the Company's revenue is derived from sales outside the United States, and many key components for its products are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, generally longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions, or natural disasters. The Company's sales to foreign customers are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

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

     PRODUCT DEVELOPMENT AND INTRODUCTION: The Company has achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company's future results depend on its ability to sustain this competitive advantage. The Company continues to introduce new products, including products that will replace products in the Company's current product offering. A number of risks are inherent in this process.

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

     DEVELOPMENT AND ACCEPTANCE OF MIPS- REGISTRATION MARK - RISC ARCHITECTURE:
All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies (the "Semiconductor Partners"). The Company and its Semiconductor Partners generally have jointly funded the development of new MIPS RISC microprocessors, including the recently announced R10000-TM- microprocessor. Changes in the timing, level or availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

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

                           PART II - OTHER INFORMATION

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  *   2.1      Agreement and Plan of Merger and Reorganization, dated as of
               February 6, 1995, among Silicon Graphics, Inc., S Acquisition
               Corporation and Wavefront Technologies, Inc.

  *   2.2      Agreement and Plan of Acquisition and Arrangement dated as of
               February 6, 1995 by and among Silicon Graphics, Inc.,
               1103707 Ontario Inc., Silicon Graphics Manufacturing S.A. and
               Alias Research Inc.

     10.61 Credit Agreement dated December 31, 1994 between the Company and Bank of America, National Trust and Savings Association.

     10.69 Employment Agreement dated February 1, 1995 between the Company and Thomas A. Jermoluk.

     11.1      Statement of Computation of Common Shares and Common Share
               Equivalents.

     27.1      Financial Data Schedule.

  *  99.1      Press Release dated February 7, 1995.


  * Incorporated by reference to the similarly numbered exhibits to Registrant's Current Report on Form 8-K filed February 13, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 1995          SILICON GRAPHICS, INC.
                                        a Delaware corporation




                                        By:     Stanley J. Meresman
                                             ------------------------------
                                             Stanley J. Meresman
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)




                                        By:     Dennis P. McBride
                                             ------------------------------
                                             Dennis P. McBride
                                             Vice President, Controller
                                             (Principal Accounting Officer)




                                        By:     Tom Oswold
                                             ------------------------------
                                             Tom Oswold
                                             Vice President, Finance
                                             and Treasurer

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS


Exhibit        Description
- -------        -----------

*   2.1        Agreement and Plan of Merger and Reorganization, dated as of
               February 6, 1995, among Silicon Graphics, Inc., S Acquisition
               Corporation and Wavefront Technologies, Inc.

*   2.2        Agreement and Plan of Acquisition and Arrangement dated as of
               February 6, 1995 by and among Silicon Graphics, Inc.,
               1103707 Ontario Inc., Silicon Graphics Manufacturing S.A. and
               Alias Research Inc.

   10.61 Credit Agreement dated December 31, 1994 between the Company and Bank of America, National Trust and Savings Association.

   10.69 Employment Agreement dated February 1, 1995 between the Company and Thomas A. Jermoluk.

   11.1        Statement of Computation of Common Shares and Common Share
               Equivalents.

   27.1        Financial Data Schedule.

*  99.1        Press Release dated February 7, 1995.


- ---------------
* Incorporated by reference to the similarly numbered exhibits to Registrant's Current Report on Form 8-K filed February 13, 1995.