Form 10-Q
period 1995-03-31
SILICON GRAPHICS INC /CA/
filed 1995-05-15
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1995

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

                                  Yes    X       No
                                        ---         ----

As of April 30, 1995 there were 144,564,871 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.

                                     INDEX


                                                                       Page No.
                                                                       --------
                     PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements:

          Consolidated Balance Sheet at
          March 31, 1995 and June 30, 1994..........................      3

          Consolidated Statement of Income for the
          Three Months and Nine Months Ended March, 1995 and 1994...      4

          Consolidated Statement of Cash Flows for the
          Nine Months Ended March 31, 1995 and 1994.................      5

          Notes to Consolidated Financial Statements................      6-7

Item 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition.............      8-14


                      PART II - OTHER INFORMATION

Item 1    ..........................................................      15

Item 5    ..........................................................      15

Item 6    ..........................................................      15

Signatures..........................................................      16

Index of Exhibits...................................................      17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------
                             SILICON GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                     March 31,     June 30,
ASSETS                                                 1995          1994
- ------                                              -----------   -----------

Current assets:
  Cash and cash equivalents......................   $  302,868    $  310,767
  Short-term marketable investments..............      191,691        90,147
  Accounts receivable, net.......................      533,393       391,271
  Inventories, net...............................      267,149       164,319
  Prepaid expenses and other current assets......       76,525        67,862
                                                    ----------    ----------
     Total current assets........................    1,371,626     1,024,366

Other marketable investments.....................      229,784       186,836

Property and equipment:
  Land and building..............................       35,100        28,980
  Machinery and equipment........................      288,634       228,129
  Furniture and fixtures.........................       65,223        50,806
  Leasehold improvements.........................       58,501        58,066
                                                    ----------    ----------
                                                       447,458       365,981
  Accumulated depreciation and amortization......     (227,198)     (182,651)
     Net property and equipment..................      220,260       183,330

Other assets.....................................      154,020       124,251
                                                    ----------    ----------
                                                    $1,975,690    $1,518,783
                                                    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable...............................   $  165,740    $   85,781
  Accrued compensation...........................       72,953        46,216
  Income taxes payable...........................       87,278        50,390
  Other accrued liabilities......................       97,936        80,457
  Current portion of long-term debt and other....       28,007        20,753
  Deferred revenue...............................       92,532        72,682
                                                    ----------    ----------
     Total current liabilities...................      544,446       356,279

Long-term debt and other.........................      279,186       241,243

Stockholders' equity:
  Preferred stock................................       33,996        33,996
  Common stock...................................          144           139
  Additional paid-in capital.....................      722,655       678,211
  Retained earnings..............................      355,148       195,985
  Accumulated translation adjustment and other...       40,115        12,930
                                                    ----------    ----------
     Total stockholders' equity..................    1,152,058       921,261
                                                    ----------    ----------
                                                    $1,975,690    $1,518,783
                                                    ==========    ==========

                             See accompanying notes
                             ----------------------

                             SILICON GRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share amounts)

                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                          March 31,
                                                         ---------                          ---------
                                                1995               1994                1995              1994
                                               -------           ---------           ---------         ---------
Product and other revenues..............    $  494,771        $    334,898        $  1,342,685      $    930,821
Service revenues........................        57,249              41,395             160,724           117,504
                                            ----------        ------------        ------------      ------------
   Total revenues.......................       552,020             376,293           1,503,409         1,048,325

Costs and expenses:
   Cost of product and other revenues...       225,993             160,775             623,128           447,464
   Cost of service revenues.............        29,934              22,615              83,981            63,471
   Research and development.............        57,585              44,568             168,175           126,153
   Selling, general and administrative..       150,150              99,394             400,524           279,024
                                            ----------        ------------        ------------      ------------
   Total costs and expenses.............       463,662             327,352           1,275,808           916,112
                                            ----------        ------------        ------------      ------------

Operating income........................        88,358              48,941             227,601           132,213


Interest income and other income, net...         3,396               1,197                 900             3,325
                                            ----------        ------------        ------------      ------------
Income before income taxes..............        91,754              50,138             228,501           135,538


Provision for income taxes..............        27,526              15,041              68,550            38,361
                                            ----------        ------------        ------------      ------------

Net income..............................    $   64,228        $     35,097        $    159,951      $     97,177
                                               =======            ========           =========         =========

Net income per common share.............    $     0.40        $       0.23        $       1.00      $       0.63
                                               =======            ========           =========         =========


Common shares and common share
equivalents used in the calculation of
net income per common share.............       162,236             155,523             159,716           153,782
                                               =======             =======             =======           =======


                             See accompanying notes
                             ----------------------

                            SILICON GRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                               Nine Months Ended
                                                                    March 31,
                                                                    ---------
                                                                1995         1994
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................   $ 159,951    $  97,177
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization............................      73,444       60,319
 Write-down of equity investment..........................       7,333            0
 Accrued interest on convertible subordinated debenture...       6,431        3,460
 Other....................................................      29,466        6,242
 (Increase) in assets:
  Accounts receivable.....................................    (142,122)     (46,072)
  Inventories.............................................    (102,830)     (30,203)
  Prepaid expenses and other current assets...............      (8,348)      (3,117)
 Increase (decrease) in liabilities:
  Accounts payable........................................      79,959      (27,725)
  Accrued compensation....................................      26,737        8,316
  Income taxes payable....................................      36,888       22,170
  Other accrued liabilities...............................      12,629       10,246
  Deferred revenue........................................      19,850       10,157
                                                             ---------    ---------
   Total adjustments......................................      39,437       13,793
                                                             ---------    ---------

  Net cash provided by operating activities...............     199,388      110,970
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................     (93,205)     (62,573)
Increase in other assets..................................      (7,405)     (13,908)
Available-for-sale investments:
  Purchases...............................................    (454,983)    (326,057)
  Sales...................................................     146,381       72,942
  Maturities..............................................     169,018       50,715
                                                             ---------    ---------

  Net cash used in investing activities...................    (240,194)    (278,881)
                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock......................................      43,408       33,405
Issuance of debt..........................................       1,641      203,345
Payments of debt principal................................     (11,617)      (9,360)
Cash dividends - preferred stock..........................        (525)        (525)
                                                             ---------    ---------

  Net cash provided by financing activities...............      32,907      226,865
                                                             ---------    ---------

Net (decrease) increase in cash and cash equivalents......      (7,899)      58,954
Cash and cash equivalents at beginning of period..........     310,767      142,668
                                                             ---------    ---------

Cash and cash equivalents at end of period................   $ 302,868    $ 201,622
                                                             =========    =========


                             See accompanying notes
                             ----------------------

                            SILICON GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------

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

2. CASH AND CASH EQUIVALENTS AND MARKETABLE INVESTMENTS
   ----------------------------------------------------

Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect as of July 1, 1994 of adopting SFAS 115 was immaterial.

Cash and cash equivalents consist of cash on deposit with banks and high quality money market instruments with original maturities of 90 days or less. Cash equivalents are classified as held-to-maturity and are therefore stated at cost, which approximates fair value. Short-term marketable investments, classified as available-for-sale, consist of high quality money market instruments with original maturities greater than 90 days, but less than or equal to one year, and are stated at fair market value as of March 31, 1995. Other marketable investments, also classified as available-for-sale, consist primarily of high quality debt securities with maturities greater than one year and less than three years, and are stated at fair market value as of March 31, 1995. The Company does not actively invest in marketable equity securities, but has from time to time acquired positions in certain public companies in the ordinary course of conducting its business. These equity investments are also included in other marketable investments and are stated at fair market value. The cost of securities when sold is based upon specific identification. The company sold its investment in Control Data Systems, Inc. at fair market value resulting in no further gains or losses for the March 31, 1995 quarter. Unrealized gains and losses (net of tax) on securities classified as available-for-sale are included in Accumulated Translation Adjustment and Other in the Stockholders' Equity section of the Balance Sheet. Included in other cash flows from operating activities is approximately $12 million representing the estimated impact of currency translation related to cash, cash equivalents and marketable investments maintained in foreign currencies for the nine months ended March 31, 1995.

The following tables detail the Company's marketable investments as of March 31, 1995 (in thousands):

                                                                    Gross              Gross
                                                Amortized      Unrealized         Unrealized         Estimated
Balance Sheet Classification                         Cost           Gains             Losses        Fair Value
- ----------------------------                    ---------      ----------         ----------        ----------
Cash equivalent marketable investments           $202,212          $   --           $     --          $202,212

Short term marketable investments                 192,844              94             (1,247)          191,691

Long term marketable investments                  230,835             924             (1,975)          229,784
                                                 --------          ------           --------          --------

Total                                            $625,891          $1,018            ($3,222)         $623,687
                                                 ========          ======           ========          ========

                                                                       Gross               Gross
                                                Amortized         Unrealized          Unrealized     Estimated
Held-to-Maturity Securities                          Cost              Gains              Losses    Fair Value
- ---------------------------                     ---------         ----------          ----------    ----------
Repurchase agreements                            $ 73,400                 --                  --      $ 73,400

U.S. commercial paper                              65,128                 --                  --        65,128

U.S. government                                    20,550                 --                  --        20,550

Floating rate notes                                25,000                 --                  --        25,000

Certificates of deposit and
Euro certificates of deposit                       17,738                 --                  --        17,738

Other investments                                     396                 --                  --           396
                                                 --------         ----------   -----------------      --------

Total                                            $202,212                 --                  --      $202,212
                                                 ========         ==========   =================      ========
                                                                       Gross               Gross
                                                Amortized         Unrealized          Unrealized     Estimated
Available-for-Sale Securities                        Cost              Gains              Losses    Fair Value
- -----------------------------                   ---------         ----------          ----------    ----------
U.S. treasury securities and obligations
of U.S. government agencies                      $259,696             $  473             ($2,083)     $258,086

U.S. corporate notes                               88,345                481              (1,041)       87,785

U.S. commercial paper                              28,517                  4                 (22)       28,499

Certificates of deposit and Euro
 certificates of deposit                           24,007                 60                  (3)       24,064

Floating rate notes                                23,114                 --                 (73)       23,041
                                                 --------         ----------   -----------------      --------

Total                                            $423,679             $1,018             ($3,222)     $421,475
                                                 ========         ==========   =================      ========

3. INVENTORIES
   -----------

Inventories stated at the lower of cost (first-in, first-out) or market consist of (in thousands):


                                 March 31,   June 30,
                                   1995        1994
                                 ---------   --------
     Raw material                 $ 38,059   $  9,602
     Work in process                75,201     48,680
     Finished goods                 21,388     17,829
     Service & marketing           132,501     88,208
                                  --------   --------

     Total inventories, net       $267,149   $164,319
                                  ========   ========

4. PER SHARE DATA
   --------------

Net income per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents for the three month and nine month periods ended March 31, 1995 and 1994, consist of stock options (using the treasury stock method or modified treasury stock method, as applicable) and the Company's Series A convertible preferred stock on an as-if-converted basis. The Company's zero-coupon convertible subordinated debenture due November 2013 is not a common stock equivalent and therefore not included in the share count used in calculating primary earnings per share.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    -----------------------------------------------
                     OF OPERATIONS AND FINANCIAL CONDITION
                     -------------------------------------

RESULTS OF OPERATIONS
- ---------------------

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

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of net revenues:

                                                    Three Months Ended         Nine Months Ended
                                                  -----------------------   -----------------------
                                                  March 31,    March 31,    March 31,    March 31,    Target
                                                     1995         1994         1995         1994       Model
                                                  ----------   ----------   ----------   ----------   -------
Product and other revenues                             89.6%        89.0%        89.3%        88.8%
Service revenues...............................        10.4         11.0         10.7         11.2
                                                      -----        -----        -----        -----
Total revenues.................................       100.0        100.0        100.0        100.0       100%

Cost of product and other revenues.............        40.9         42.7         41.4         42.7
Cost of service revenues.......................         5.4          6.0          5.6          6.1
                                                      -----        -----        -----        -----
Gross margin...................................        53.6         51.3         53.0         51.3     50-52

Research and development expense...............        10.4         11.8         11.2         12.0     11-13
Selling, general and administrative expenses...        27.2         26.4         26.6         26.6     26-28
                                                      -----        -----        -----        -----     -----
Operating income...............................        16.0         13.0         15.1         12.6     11-13

Interest income and other income, net..........         0.6          0.3          0.1          0.3
                                                      -----        -----        -----        -----
Income before income taxes.....................        16.6         13.3         15.2         12.9

Provision for income taxes.....................         5.0          4.0          4.6          3.7
                                                      -----        -----        -----        -----
Net Income                                             11.6%         9.3%        10.6%         9.3%
                                                      =====        =====        =====        =====

Percentages may not add due to rounding.


The following table sets forth, for the periods indicated, growth rates for certain income and expense items:

                                               Increase/(Decrease)for the
                                          Three  Months  Ended  March 31, 1995
                                         --------------------------------------
                                          vs Prior Qtr      vs Prior Year Qtr
                                         --------------   ---------------------
Product and other revenues............        5%                   48%

Service revenues......................        6%                   38%

Total revenues........................        5%                   47%

Gross profit..........................        8%                   53%

Research  and development.............        0%                   29%

Selling, general and administrative...       11%                   51%

Net income............................       19%                   83%

Earnings per share....................       18%                   74%

     Operating results: The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. NRE contract payments are generally recognized upon the completion of contract requirements or milestones, and the expenses related to these efforts are included in research and development expense. Revenue growth resulted principally from increased unit shipments in all major regions worldwide, increased service revenues from a larger installed base of products under contract, as well as a weaker U.S. dollar. The Company experienced strong demand across its lines of computer system products, which range from the desktop to supercomputing.

     For the three months ended March 31, 1995, the Company exceeded its gross margin model. The increase in gross margin for the three month period compared to the prior year was primarily a result of manufacturing efficiencies due to higher volumes and the favorable effect of depreciation in the U.S. dollar relative to certain key currencies, including the Japanese yen and major European currencies. For the nine months ended March 31, 1995, the Company exceeded its gross margin model. The increase in gross margin for the nine month period compared to the prior year was primarily a result of manufacturing efficiencies due to higher volumes, increased portion of international business, and the weaker U.S. dollar.

     The Company's operating margin for the third quarter of fiscal 1995 was 16.0% of net revenues and is above both the target range of 11% - 13% and the 13.0% recorded in the comparable quarter of fiscal 1994. In order to take advantage of the positive business climate that the Company is experiencing, the Company is implementing a variety of incremental spending programs, including sales and marketing initiatives and expanded research and development programs, that are designed to improve the Company's long-term growth prospects and market position, but will increase the growth rate of spending. These programs could reduce gross margins and increase operating expenses as a percentage of revenue compared to the levels experienced in the third quarter of fiscal 1995.
However, the Company believes that spending growth may continue to lag revenue growth, and therefore the Company may operate above the operating margin target range during the remainder of fiscal 1995.

     Revenue by Geography: The geographical mix has remained relatively constant for the three month and nine month periods. The Company's North American business revenue increased 46% over the year ago quarter. European revenue was up 53% and Pacific revenues were up 42% from the same quarter a year ago, partially as a result of a weaker U.S. dollar. Revenue from Japan represented approximately 16% of total revenues for the quarter, compared to approximately 17% in the prior year's comparable quarter.

                                           Three Months                                       Nine Months
                                         Ended March 31,                                    Ended March 31,
                                  ------------------------------   Year over Year    -----------------------------   Year over Year
                                       1995             1994          Increase           1995            1994           Increase
                                  ---------------   ------------   ---------------   -------------   -------------   ---------------

(in millions)
North America (U.S. and Canada)        $ 268          $ 184                46%         $  773          $  560                38%
Europe                                   156            102                53%            421             274                54%
Pacific (including Latin
 America)                                128             90                42%            310             214                45%
                                       -----          -----                --          ------    ------------                --
Total Revenue                          $ 552          $ 376                47%         $1,504          $1,048                44%
                                       =====          =====                ==          ======    ============                ==
                                    Three Months Ended March 31,                        Nine Months Ended March 31,
                                    -----------------------------                       ----------------------------
(as a percentage of total revenue)     1995           1994                                   1995            1994
                                       -----          -----                                  ----           -----

North America                            49%            49%                                  51%             53%

Europe                                   28%            27%                                  28%             26%

Pacific                                  23%            24%                                  21%             21%

     Revenue by product line:   The mix between high-end and low-end
systems has remained relatively constant as the Company continues to develop and deliver a wide range of products to a broadening marketplace.

                                                                             Three Months Ended         Nine Months Ended
                                                                           -----------------------   -----------------------
                                                                           March 31,    March 31,    March 31,    March 31,
                                                                           ----------   ----------   ----------   ----------
(as a percent of product shipment revenue,                                    1995         1994         1995         1994
excluding other revenue)                                                   ----------   ----------   ----------   ----------

High-end products (Challenge/(TM)/, POWER Challenge/(TM)/, Onyx/(TM)/          38%          37%          39%          39%
 POWER Onyx(TM))
Low-end products (Indy/(TM)/, IRIS Indigo/(R)/, Indigo/2(TM)/                  62%          63%          61%          61%
            POWER Indigo/2(TM)

     Other results: Interest income and other income, net for the quarter was income of $3.4 million, reflecting an improvement over the prior year period due to increased interest income as a result of higher invested cash balances net of borrowings, and higher interest earned on investments. For the nine months ended March 31, 1995 interest income and other income, net was $0.9 million. In the second quarter ended December 31, 1994, the Company reevaluated its long-term investment in Control Data Systems, Inc. ("CDSI") to reflect the market value of the securities at December 31, 1994 and therefore took an expense of $7.3 million. In February 1995, CDSI repurchased the Company's CDSI stock at the Company's book value.

     Taxes: The Company's combined federal, state and foreign effective income tax rate for the three month and nine month periods ended March 31, 1995 was 30% and was calculated based on an estimated annual effective tax rate applied to income before income taxes. The tax rates for the same periods of the prior fiscal year were 30% and 28%, respectively, the latter of which was comprised of an estimated annual tax rate of 30% and a non-recurring benefit from the Revenue Reconciliation Act of 1993 in the amount of $2.3 million. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.

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


FINANCIAL CONDITION
- -------------------

     During the nine months ended March 31, 1995, the Company's cash and cash equivalents, short-term marketable investments and other marketable investments increased by $137 million. This increase was primarily due to positive cash flow from operating activities of $199 million, as well as $43 million generated from sales of stock through the Company's employee stock option plans and the Employee Stock Purchase Plan, and $7.1 million sale of an investment in Control Data Systems, Inc., which was partially offset by $93 million of capital expenditures, repayment of debt of $12 million, and an $7 million increase in other assets. Long-term debt and other at March 31, 1995 increased to reflect future payments associated with the acquisition of intellectual property rights. These liabilities will be discharged over eight years and are not expected to be material to the cash flow in any fiscal period.

     As of March 31, 1995, the Company's principal sources of liquidity included cash and cash equivalents, short-term marketable investments and other marketable investments of $724 million and up to $20 million available under a committed line of credit. These resources, and others available to the Company, should be adequate to fund the Company's projected cash needs beyond fiscal 1995. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------

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

     Additionally, because approximately half of the Company's revenue is derived from sales outside the United States, and many key components for its products are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, generally longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions, or natural disasters. For example, a marked appreciation in the value of the U.S. dollar relative to the Japanese yen could have an adverse impact on the Company's short-term results, which have been affected in recent quarters by the relative weakness of the U.S. dollar. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

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

     Development and Acceptance of MIPS/(R)/ RISC Architecture: All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies (the "Semiconductor Partners"). The Company and its Semiconductor Partners generally have jointly funded the development of new MIPS RISC microprocessors, including the recently announced R10000/(TM)/ microprocessor. Changes in the timing, level or availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

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

     In May 1995, Nintendo announced that the final chipset for its Ultra 64/TM/ home video game system has been completed by the Company and Nintendo, but that product shipments of the Ultra 64 system in North America and Europe have been deferred until April 1996. The Company does not expect to achieve material revenues from shipments of this product during fiscal 1996.

     Management Information Systems: The Company is planning to replace its current domestic information management system with a comprehensive system that will be used to manage the entire revenue cycle, including manufacturing, order administration, billing and collection. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it is devoting significant resources to system design and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected. Initial implementation is currently scheduled for the second quarter of fiscal 1996.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 11, 1992, the Company entered into an agreement with MIPS, pursuant to which the Company has acquired MIPS through the merger of a subsidiary of the Company into MIPS. On March 17, 1992, a putative class action lawsuit entitled

Diane Provenz and Ahikim Eizenberg v. Robert C. Miller, et al. was filed in the
- --------------------------------------------------------------
United States District Court for the Northern District of California. The plaintiffs purport to represent a class of all persons who purchased MIPS' common stock between January 31, 1991 and October 9, 1991 (the "Class Period"). Named as defendants are MIPS and certain executive officers of MIPS. The Company is not a defendant, but is defending the case as a successor in interest to MIPS. The complaint alleges that defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the Class Period. On June 27, 1994, the Court granted defendant's motion for summary judgment as to all counts. On March 29, 1995, the Court rejected plaintiffs' motion for reconsideration of the order granting summary judgment. On April 24, 1995, plaintiffs filed a Notice of Appeal with the U. S. Court of Appeals for the Ninth Circuit. The Company believes that it has meritorious defenses to the claims alleged in this lawsuit and intends to continue its defense of the action vigorously.


ITEM 2. CHANGES IN SECURITIES

On May 2, 1995, the Company's Board of Directors approved an amendment to the Company's Preferred Share Rights Agreement increasing the purchase price under such agreement from $37.50 to $200 for each one-thousandth of a share of Series B Participating Preferred Stock, subject to adjustment in certain circumstances set forth in the Rights Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      4.7 First Amendment to Rights Agreement dated as of May 2, 1995 between the Company and The First National Bank of Boston.

     10.70 Employment Agreement dated as of February 13, 1995 between the Company and Javaid Aziz.

     11.1   Statement of Computation of Common Shares and Common Share
            Equivalents.

     27.1   Financial Data Schedule.


(b)  Reports on Form 8-K

     On February 13, 1995, the Company filed a current Report on Form 8-K relating to its definitive merger agreements dated as of February 6, 1995 with each of Alias Research Inc. and Wavefront Technologies, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1995                        SILICON GRAPHICS, INC.
                                            a Delaware corporation



                                            By: /s/ STANLEY J. MERESMAN
                                                -------------------------------
                                                Stanley J. Meresman
                                                Senior Vice President, Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)



                                            By: /s/ DENNIS P. McBRIDE
                                                ------------------------------
                                                Dennis P. McBride
                                                Vice President, Controller
                                                (Principal Accounting Officer)



                                            By: /s/ TOM OSWOLD
                                                ------------------------------
                                                Tom Oswold
                                                Vice President, Finance
                                                and Treasurer

                             SILICON GRAPHICS, INC.

                               INDEX TO EXHIBITS
                               ------------------


Exhibit   Description
- -------   -----------

  4.7     First Amendment to Rights Agreement dated as of
          May 2, 1995 between the Company and The First
          National Bank of Boston

 10.70    Employment Agreement dated as of February 13,
          1995 between the Company and Javaid Aziz

 11.1     Statement of Computation of Common Shares and
          Common Share Equivalents

 27.1     Financial Data Schedule