Form 10-K405
period 1995-06-30
SILICON GRAPHICS INC /CA/
filed 1995-09-28
CIK 802301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1995.
[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from        to          .

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

                                -----------------

           Securities registered pursuant to Section 12(b) of the Act:


                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS               ON WHICH REGISTERED:
        --------------------              ---------------------
   Common Stock, $0.001 par value        New York Stock Exchange
   Preferred Share Purchase Rights       New York Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X          No
                                                 -----           ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 5, 1995 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $5,805 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  AS OF SEPTEMBER 5, 1995, THE REGISTRANT HAD OUTSTANDING 161,129,805 SHARES OF
                                  COMMON STOCK.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held November 1, 1995 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1995 (Parts I, II and IV).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Silicon Graphics is the world's leading supplier of visual computing solutions. The Company's systems enhance the productivity of organizations engaged in technical, scientific, corporate and entertainment applications across a wide range of industries. Silicon Graphics' core technologies - including interactive three-dimensional graphics, digital media, RISC microprocessors and symmetric multiprocessing - combine to provide customers with an array of desktop graphics workstations, multiprocessing servers, advanced computing platforms and application software.

     Silicon Graphics' core computing systems are complemented by several wholly and partially owned subsidiaries. MIPS Technologies, Inc. ("MTI") designs and licenses the MIPS-Registered Trademark- RISC microprocessor family, used in Silicon Graphics-Registered Trademark- products and those of other companies for computer, consumer and embedded control applications. Silicon Studio, Inc. provides software tools, support and training for application and content developers in the film, video, publishing and interactive television markets. Alias|Wavefront develops advanced tools for digital design and content creation. Interactive Digital Solutions, a joint venture, provides interactive video capabilities to telephone company networks and cable TV systems.

CORE TECHNOLOGIES

     The Company's strategy has been to identify and to invest heavily in the key technologies that will enable it to set the pace of innovation. With respect to these core elements, the Company's objective is to have the world's leading technology and to be the first to deliver that technology in new products. This approach has given Silicon Graphics a clear strategic focus and has allowed it to obtain high productivity from its research and development investment. With respect to the other, non-core elements required to develop its products, the Company seeks to form strategic relationships with leading suppliers worldwide.

     The Company's core technologies are:

     GRAPHICS Leading graphics performance has been a distinguishing characteristic of Silicon Graphics' products since its inception. The Company's systems use its proprietary dedicated graphics subsystems, which not only provide strong graphics capability but also improve overall system performance by freeing up the central microprocessor for other tasks. These subsystems, such as the XZ, Extreme-TM-, Reality Engine2-TM- and the recently-introduced Impact-TM- family, perform complex graphics functions that allow the user to render, display and manipulate realistic 3D objects and images in real time. In addition, Silicon Graphics has developed the OpenGL-Registered Trademark-, an application programming interface (API) that evolved from the Company's IRIS GL-TM- API and has become an industry standard for developing 2D and 3D graphics applications. The OpenGL API is controlled by an independent architecture review board that governs its direction and is licensed to more than 30 leading companies, including all of the principal UNIX-Registered Trademark- workstation manufacturers.

     RISC MICROPROCESSORS The acquisition of MIPS Computer Systems in 1992 gave the Company ownership of what it believes to be the industry's leading reduced instruction set computing (RISC) technology, and the Company continues to devote substantial resources extending this technology. Since 1992, the Company and its semiconductor partners have developed and introduced three new families of MIPS RISC microprocessors optimized for use in products ranging from consumer electronic products to high-performance supercomputers.

     SYMMETRIC MULTIPROCESSING The ability to build computer systems that use more than one processor without major changes in applications software has been an important factor in the performance of the Company's systems, particularly for the technical and scientific markets. Silicon Graphics systems currently range from one to thirty-six processors. This multiple CPU design optimizes the performance of a single application or maximizes system throughput when handling many applications or users at one time.

     DIGITAL MEDIA The belief that digital media technology delivers a fundamentally better way to work and communicate is at the heart of the Company's systems. Digital media integrates 3D graphics, animation and text with video, audio and video conferencing capabilities. The availability of digital media in a networked computing environment enables cooperative work in real-time. Examples include "collaborative engineering", where engineers in different countries share visual information and work concurrently on 3D models and designs.

COMPUTER SYSTEM PRODUCTS

     The Company's computer systems range from desktop workstations to servers and supercomputers. All of these systems are designed around MIPS RISC microprocessors developed by MTI and the IRIX-TM- operating system, which is the Company's enhanced version of the System V Release 4 (SVR4) UNIX operating system. The Company's latest version, IRIX 5.3, includes the Indigo Magic-TM-user environment, a complete family of tools including desktop utilities, digital media applications and collaborative tools. Because of their common microprocessor and operating system technology, the Company's systems generally are binary-compatible, meaning that software applications run without modification across the entire product line.

DESKTOP SYSTEMS

     Silicon Graphics desktop workstations combine key elements of workgroup collaboration, interactive media and computing at a range of prices and performance. Systems in this family can be used for tasks as diverse as manipulating 3D models for computer-aided design (CAD), crunching numbers for chemistry and geographic information systems applications, or functioning as a tool for video editing, animation rendering, technical publishing and software development.

     INDY The Indy-TM- family of desktop workstation features advanced 3D graphics and imaging and the IndyCam-TM-, its own digital color video camera. The Indy was developed as a low-price, high-performance workstation with real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The Indy has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring. Indy systems range in list price from approximately $6,500 to $22,000.*

     INDIGO2 AND POWER INDIGO2 The Indigo2-TM- family of high-performance desktop workstations is available with a range of graphics subsystems, including the Impact graphics line introduced in July 1995, as well as with up to eight of the Company's Geometry Engine-Registered Trademark- graphics coprocessors. The Indigo2 family seeks to provide the strongest graphics and computational capability available in the desktop


------------------------------
* These and all other prices quoted are August 1995 list prices for standard system configurations, which are subject to discount based on volume and other factors.

category, for applications such as 3D solids modeling, mechanical CAD, 3D visualization, animation, architectural design and professional audio and video production. Indigo2 and POWER Indigo2-TM- systems range in price from approximately $21,000 to $63,500.

     WEBFORCE The WebFORCE-TM- family of computer systems was introduced in January 1995 as one of the first product lines for creating and serving media-rich content for the World Wide Web. This product family integrates hardware and software for professional Web content authoring and commercial Web serving, and includes Indy and Indigo2 Impact-TM- desktop systems as well as Challenge-Registered Trademark- servers. WebFORCE products range in price from approximately $11,000 for a WebFORCE Indy to $36,000 for a WebFORCE Indigo2 High Impact-TM- system.

HIGH END SYSTEMS

     ONYX AND POWER ONYX This family of graphics supercomputers uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with the Onyx-TM- systems include the Extreme, VTX-TM- and Reality Engine2 graphics subsystems. The Onyx and POWER Onyx-TM- are well-suited for applications such as computational chemistry, oil and gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing, visual simulation, medical imaging and chemistry, interactive entertainment and digital film and video production. The Onyx and POWER Onyx graphics supercomputers range from single processor to 24-processor versions and are priced from approximately $89,000 to $700,000.

     CHALLENGE The Challenge family of network resource servers includes a range of capabilities, from single processor deskside systems used by small to mid-size workgroups up to 36-processor systems capable of supporting enterprise-wide distributed computing environments. Challenge servers efficiently store, manage and move large amounts of audio, video and graphics data as well as traditional databases and textual data for a wide range of commercial and other applications. Key uses include data mining (to analyze and organize database information), product data management for manufacturing, and commercial transaction processing. Challenge servers also are used as media servers, World Wide Web site servers and file servers. The Challenge server family ranges from the single processor desktop and web force servers (priced from $10,000) to the mid-range deskside servers (at prices ranging from $35,000 to $238,000) to the high end servers configurable with from two to thirty-six microprocessors (at prices ranging from $129,000 to $1,000,000).

     POWER CHALLENGE The POWER Challenge-TM- family of supercomputing servers combines low-cost, high-performance CMOS RISC technology, advanced parallel system architecture and a simple shared-memory programming model. As a result the POWER Challenge family offers significant price-performance advantages compared to traditional approaches to supercomputing. Key applications in the technical and scientific markets include finite element analysis (to determine the impact of elements like stress and temperature), quantum chemistry calculation, seismic analysis and computational fluid dynamics. POWER Challenge systems range from single processor to 24-processor versions and are priced from approximately $40,000 to $1,000,000.

MIPS RISC MICROPROCESSORS

     All of the Company's system products incorporate the MIPS RISC microprocessor architecture. The designs of the Company's MIPS RISC microprocessors incorporate a general purpose architecture and instruction set designed for high performance over a wide range of computer applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions. The versatility of the MIPS RISC architecture makes it suitable for computer applications from entry-level desktop systems up to supercomputers. Computer systems companies that have adopted the MIPS architecture include Siemens Nixdorf, Sony, Tandem Computers, NEC Technologies, NeTpower and Tektronix.

     MIPS RISC microprocessors are also used in a wide variety of noncomputer applications, including disk drives, printers and copiers and, increasingly, consumer electronics products. Silicon Graphics computers represent less than 10% of the worldwide consumption of MIPS RISC microprocessors.

     The following table outlines the product generations of MIPS RISC microprocessors. Each family includes a number of separate processors that are optimized for different applications based on requirements for speed, power consumption, price and other factors.

FAMILY                     YEAR INTRODUCED        REPRESENTATIVE APPLICATIONS

R3000-Registered Trademark-   1988                Printers, copiers, home video
                                                  game players, X-terminals,
                                                  networking equipment.

R4000-Registered Trademark-   1992                Computer systems, set-top
                                                  boxes for interactive
                                                  entertainment, network
                                                  servers.

R8000-Registered Trademark-   1994                Workstations and
                                                  supercomputers for the
                                                  technical and scientific
                                                  markets and other graphics-
                                                  intensive applications.

R10000-Registered Trademark-  1995                Supercomputers and high-
                                                  performance servers for
                                                  commercial applications
                                                  including database management
                                                  and transaction processing.

     In May 1995, MTI and Silicon Graphics announced the MIPS Magic Carpet-TM-, a new media architecture for interactive digital consumer products. The MIPS Magic Carpet combines a digital media ASIC distilled from Silicon Graphics technology with a MIPS RISC central processing unit to enable high-performance local processing directly in consumer electronics products, such as set-top boxes for interactive television applications. The ability to render graphical images directly on the set-top at affordable prices will permit the development of richer applications incorporating more interactive and realistic features like the virtual reality "fly-through" of a house or travel destination.

     The Company does not manufacture or sell MIPS RISC microprocessors and related devices. It licenses its designs to "semiconductor partners" who manufacture and sell the parts. The Company's current licensees partners are:
Integrated Device Technology, Inc.; LSI Logic Corporation; NEC Corporation; NKK Corporation; Philips Semiconductor; Siemens AG and Toshiba Corporation. Each semiconductor partner paid an initial license fee at the beginning of the license period and pays unit royalties based upon sales.

APPLICATIONS SOFTWARE

     Because the Company has historically developed only a very limited set of applications software, its customers must either develop or license from a third party the software necessary to address their needs. The Company maintains active programs to encourage independent software development for its systems, including training, technology support and cooperative marketing. The Company believes that there currently are over 2,000 registered application software programs offered for use on its systems.

     In July 1994 the Company formed Silicon Studio, Inc., a wholly-owned subsidiary created to capitalize on the Company's leadership position in the entertainment market and to accelerate the transition from analog to digital methods of creative expression. Silicon Studio is developing software-based tools and standards aimed at simplifying the process of digital content creation, including the FireWalker-TM- suite of authoring tools and the Keystone-TM- software initiative. Silicon Studio operates training centers that increase the number and improve the skills of creative professionals capable of using Silicon Graphics hardware and key applications. Silicon Studio also works with third-party developers, content creators and distributors to extend the Company's already established role in media authoring markets, including film and video, publishing and the expanding areas of interactive television, next-generation video games and location-based entertainment.

     In June 1995 the Company acquired two independent software developers, Alias Research Inc. and Wavefront Technologies, Inc. The purpose of the acquisitions was, in partnership with Silicon Studio, to accelerate the growth of the market for computer-generated modeling and animation, particularly for the entertainment market. The two companies have been combined into a single independent organization, developing 2D and 3D graphics software for creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products include Power Animator-TM-, Alias Studio-TM-, Explore-TM- and Wavefront Composer-TM-, and range in price from $5,000 to $75,000. Alias|Wavefront is based in Toronto, Canada with sales offices across North America, Europe and Asia and worldwide distribution.

NEW VENTURES

     The Company has extended its reach into the developing markets for interactive computing through new ventures, including alliances with companies like Time Warner Cable, Nintendo, DreamWorks and AT&T. None of these ventures accounted for significant product revenues in fiscal 1995, and each is subject to a number of risks and uncertainties. See "Factors That May Affect Future Results" below.

     INTERACTIVE ENTERTAINMENT NETWORKS The Company and AT&T Corp. are equal partners in Interactive Digital Solutions, a venture created in 1994 to develop and deliver complete interactive video solutions, based on the Company's video and graphics technology and AT&T's networking and integration expertise, to telephone company networks and cable TV systems, and eventually to large private networks. Time Warner Cable also has agreed to become a 10% owner of Interactive Digital Solutions.

     The Company has developed the core software technologies, including operating system software and key applications such as video-on-demand software, for Time Warner Cable's interactive digital cable television trial in Orlando, Florida. The trial began late in 1994 and is planned to be deployed to 4,000 homes in the Orlando area. The technology will provide consumers with access to such services as video-on-demand, educational resources, interactive video games and home shopping. The "media servers" (computers from which movies and other content may be retrieved) for the trial will be provided by the Company, and the home communications devices will incorporate MIPS microprocessors. This project, which is the most ambitious interactive television trial announced to date, has helped to position the Company as a technology leader in this emerging market.

     The Company also is collaborating with Nippon Telegraph and Telephone Corporation (NTT) on NTT's interactive television trial in Urayasu City, Japan. The trial will use the Company's media servers as well as home communications devices incorporating MIPS microprocessors. The arrangement gives the Company the opportunity to play a key role in helping to establish the architecture for the information superhighway in Japan.

     NINTENDO ULTRA 64 The Company is developing for Nintendo Co., Ltd. the core technological components of Ultra 64-TM-, the next generation 64-bit Nintendo-Registered Trademark- video entertainment system. These components include the central processing unit, a media co-processor, operating system software and multimedia libraries. This arrangement should enable the Company to extend its core technologies to a high volume consumer electronics market, to benefit from Nintendo's strengths in low-cost, high-volume manufacturing and mass consumer distribution and marketing, and to create additional high volume markets for MIPS RISC microprocessors. Nintendo has funded the development of the Ultra 64 system and will pay royalties to the Company. The Company has completed the principal development work and Nintendo has announced that it plans to market the Ultra 64 beginning in April 1996.

     DREAMWORKS DIGITAL STUDIO The Company and DreamWorks SKG are collaborating to develop the DreamWorks Digital Studio, a digital creative, production and asset management system to include the creation of a state-of the art computer animation production system. Development teams led by

Silicon Studio and the DreamWorks technology group will build a system for creating and managing creative content. The studio will incorporate Silicon Graphics' workstations, servers and graphics supercomputers and is intended to be used initially for DreamWorks' first full-length animation production and later in aspects of feature films, television interactive products and music.

MARKETING, SALES AND DISTRIBUTION

     The Company sells its products through its own direct sales force and through several indirect channels. In fiscal 1995 direct sales accounted for approximately 55% of the Company's product revenues, with indirect channels supplying the balance. The direct sales and support organization operates in over 69 locations throughout the United States and includes over 1,100 persons involved in sales, support and ancillary activities. The Company also has over 25 direct sales subsidiaries located in major countries outside of the United States. The Company generally offers its products through distributors in countries in which it does not have a direct sales organization.

     The principal indirect channels through which the Company operates are the following:

     - VARS, or value added resellers, are software companies that develop or customize their proprietary software specifically for use with the special graphics hardware of the Company's workstations. VARs purchase workstations from the Company or its North American distributor, incorporate their applications software and resell the systems to end-users.

     - VADS, or value added dealers, are typically direct sales organizations that sell primarily into a single vertical market and incorporate appropriate specialized third-party software with the Company's hardware for sale to their customers.

     - OEM ("original equipment manufacturer") customers generally are computer systems vendors that customize applications software for use on the Company's workstations and sell turnkey systems under the OEM's product name. OEMs also provide independent marketing, service and support programs to their customers. The Company's principal OEMs include Tandem Computers Incorporated and Siemens Nixdorf AG.

     - SYSTEMS INTEGRATORS include Silicon Graphics systems in much larger systems customized for use by the federal government and large commercial clients.

     In July 1995 the Company announced an agreement with Access Graphics, Inc. to implement a two-tiered distribution model in North America. Under this arrangement Access will purchase products from the Company and resell them to most of the VARs and VADs.

     Information with respect to international operations and export sales may be found on page 62 of the 1995 Annual Report to Stockholders, which is incorporated herein by reference. See also "Factors That May Affect Future Results" below. Although no customer accounted for 10% or more of the Company's total revenues for fiscal 1995, 1994 or 1993, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that the quality and reliability of its system products and the ongoing support of such products are important elements of its competitive strategy. The Company's customer service organization includes field service engineers, field product and applications specialists, product support engineers, training specialists and administrative support personnel.
In addition, the Company provides customer education through regularly scheduled courses in system software administration, applications programming and hardware maintenance. The Company provides local customer support from its regional sales and service offices located in North America, Western Europe and the Pacific Rim, with spare parts inventory stored at each location. International distributors provide training and support for products sold by them.

     The Company typically provides a standard "return to factory" hardware warranty against defects in materials and workmanship. The warranty period for the Company's products generally is 90 days from the date of shipment, although the Indy system has a one year warranty, and some international sales of other products are made with warranties of up to one year.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is directed principally toward maintaining and enhancing the Company's competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing its MIPS RISC microprocessors, graphics subsystems, VLSI technology, compiler software, operating system, applications software and development tools. Simultaneously, the Company seeks to develop new ways in which to increase product reliability, reduce manufacturing costs and improve product development lead times.

     During fiscal 1995, 1994 and 1993, the Company spent approximately $248 million, $191 million, and $144 million, respectively, on research and development. Those amounts represented 11.1%, 12.4% and 12.7% , respectively, of revenues.

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

     Reliance on single source vendors involves several risks, including the possibility of a shortage of certain key components that meet the Company's product specifications and reduced control over delivery schedules, manufacturing yields, quality and costs. Components for which the Company currently does not have multiple sources include certain application-specific integrated circuits ("ASICs"). These are currently obtained from LSI Logic, VLSI Technology and Toshiba. The Company also has single sources for certain peripherals, communications controllers and power supplies, and the monitors and plastic cabinets used across the Company's system products. The Company believes that, in most of these cases, alternative sources of supply could be developed over a period of time. However, a reduction or interruption in supply or a significant increase in the price of one or more single or limited source components would, at least in the short term, adversely affect the Company's operating results.

     Certain components used in the Company's products, including the R4000, R4400-TM-, R4600 and R8000 microprocessors, floating point coprocessors, and certain memory circuits, are available only from limited sources. In particular, the Company is dependent on a limited number of semiconductor manufacturers with state of the art fabrication facilities. Additionally, the Company purchases certain parts from foreign suppliers, principally Japanese. The prices of parts have been and may be affected significantly by such factors as protectionist measures and changes in currency exchange rates between the United States and other countries. In addition, changes in the availability of certain memory chips (DRAMs, SRAMs and VRAMs) have caused, and in the future may cause, significant changes in their prices.

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

     The Company's principal competition is from other workstation and computer system manufacturers and, to a lesser extent, from graphics subsystem and terminal vendors and graphics integrated circuit manufacturers. The principal workstation and computer manufacturers that compete in the Company's markets are Digital Equipment, Hewlett Packard, IBM and Sun Microsystems. In the supercomputer market, the Company faces competition from these companies as well as Cray Research, Inc. In the applications software market and certain other emerging markets the Company's principal competitor is Microsoft.

     The Company's MIPS RISC microprocessor architecture and technology compete directly with microprocessor products offered by manufacturers of other microprocessor designs, in particular those offered by IBM, Digital, HP, Intel, Motorola and Sun. Although the Company believes its RISC architecture offers advantages over these other designs, some of these architectures have a larger installed base and wider availability of application software, which may adversely affect the adoption of the Company's RISC architecture.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenues will continue to grow, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenues, the mix of high-end and desktop products and application software and the mix of configurations within these product categories.

     The Company's results have followed a seasonal pattern, with stronger sequential growth in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers.

     The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

     RAPID GROWTH The Company's annual revenue growth rate, which was 36% in fiscal 1994, accelerated to 45% in fiscal 1995. In light of this acceleration and management's views of the potential for future growth, the Company has adopted an aggressive growth plan that includes substantial investments in its sales and marketing organizations, the creation of new research and development programs and increased funding of existing programs, and investments in corporate infrastructure that will be required to support significant growth. This plan, which was implemented during the latter half of fiscal 1995 and is planned to continue in fiscal 1996, carries with it a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization.

     PRODUCT DEVELOPMENT AND INTRODUCTION The Company has achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company's future results depend on its ability to sustain this competitive advantage. The Company is planning significant new product introductions in fiscal 1996, including products that will replace products in the Company's current product offering. A number of risks are inherent in this process.

     The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within the Company as well as teams at outside suppliers of key components such as semiconductor and storage products. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. As the variety and complexity of the Company's product families increase, the process of planning production and inventory levels also becomes more difficult.

     Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. In order to minimize product transition issues, the Company generally announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. The Company's results could be adversely affected by such factors as development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new products.

     INTERNATIONAL OPERATIONS Because approximately half of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates (international sales are generally denominated in foreign currencies, while the Company's accounts are in U.S. dollars), trade protection measures, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. For example, a marked short-term appreciation in the value of the U.S. dollar relative to the Japanese yen or German mark could adversely affect the Company's results. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

     Sales in foreign countries are generally priced in local currencies and are thus subject to the effects of currency exchange fluctuations. The Company attempts to reduce the impact (positive or negative) of currency fluctuations on net income primarily through the use of forward exchange contracts and foreign currency options that hedge foreign currency denominated receivables between the parent and its international subsidiaries. The Company has generally not hedged capital expenditures, investments in subsidiaries, inventory purchases or the anticipated sales of its international subsidiaries, although it periodically evaluates its hedging practices. In conjunction with the Company's merger with Alias, the Company inherited Canadian dollar put option contracts and Canadian dollar call option contracts. These options were part of a put-call strategy used to hedge a fixed monthly amount of Canadian dollar denominated expenses. The positions have since been closed.

     DEVELOPMENT AND ACCEPTANCE OF MIPS RISC ARCHITECTURE All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies, which in turn have assisted in funding the development of new MIPS RISC microprocessors. Changes in the timing, level or availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

     NEW VENTURES The Company has entered into several ventures with other companies to address new and emerging markets, including ventures with Time Warner Cable, Nintendo, DreamWorks and AT&T. While the Company believes that these new ventures are strategically important, there are substantial uncertainties associated with the development of new products and technologies for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in an unanticipated direction.

     MANAGEMENT INFORMATION SYSTEMS The Company is planning to replace its current information management system with a comprehensive system that will be used to manage the entire revenue cycle, including manufacturing, order administration, billing and collection, and financial planning and reporting. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it is devoting significant resources to system design and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected. Initial implementation is currently scheduled for the second half of fiscal 1996.

     INTELLECTUAL PROPERTY The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available on terms that the Company considers reasonable, or that litigation will ensue. The Company expects that, as the number of hardware and software patents issued continues to increase, and as the Company's business grows, the volume of these third party communications will also increase.

     COMPETITION The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition may in the future come not only from the Company's traditional UNIX workstation rivals, but also from new sources including the personal computer industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

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

PROPRIETARY RIGHTS AND LICENSES

     The Company has been granted or has applications pending for a significant number of U.S. patents, and will continue to seek patent coverage for its inventions in both the United States and foreign countries. The Company also has applied for and holds various trademark registrations in the United States and in selected foreign countries. The Company will continue to seek protection for its inventions, trademarks, maskworks and copyrights where appropriate.

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

EMPLOYEES

     As of June 30, 1995, the Company had approximately 6,300 full-time employees, of which approximately 4,500 were employed in North America. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company believes that its employee relations are good.

CORPORATE DATA

     The Company was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. The Company acquired MIPS Computer

Systems, Inc. through a merger in June 1992 and acquired Alias Research Inc. and Wavefront Technologies, Inc. through mergers in June 1995.

ITEM 2.   PROPERTIES

     The Company believes that, while it currently has or is developing sufficient facilities to conduct its operations during fiscal 1996, it will continue to acquire both leased and owned facilities throughout the world as its business requires. The Company's corporate offices and its primary research and development and manufacturing operations are located in Mountain View, California. The Company leases eleven adjacent buildings comprising a total of approximately 726,500 square feet under leases terminating during 2000 and 2001. The Company owns 7.5 acres near its Mountain View headquarters, on which a 112,000 square foot headquarters building for its sales organization was completed in fiscal 1995. The Company also leases nineteen other buildings near its Mountain View headquarters, comprising approximately 822,400 square feet. The Company also has leased 22 acres of land near its other facilities in Mountain View on which a four-building, 500,000 square foot general office complex is being constructed to be leased to the Company for occupancy in fiscal 1997.

     The Company's European manufacturing and support center near Neuchatel, Switzerland is located in a facility owned by the Company, consisting of approximately 77,800 square feet. The Company's leased manufacturing facility in Kawasaki, Japan consists of 9,500 square feet.

     The Company also leases sales, service and administrative offices worldwide.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is defending securities class action lawsuits involving MIPS Computer Systems, Inc., which the Company acquired in June 1992, and Alias Research Inc., which the Company acquired in June 1995. The Company believes that it has good defenses to the claims in both the MIPS and Alias suits, and it is defending both suits vigorously.

     The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In June 1994 summary judgment was granted in the defendants' favor on all counts. Plaintiffs have given notice of an appeal to the U.S. Court of Appeals for the Ninth Circuit.

     The Alias case, which was filed in the U.S. District Court for the District of Connecticut in 1991, alleges that Alias and certain of its officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. Alias' motion to dismiss the amended complaint is pending.

     On September 21, 1995, Martin Marietta Corp. filed a lawsuit against the Company in the United States District Court for the Middle District of Florida (Orlando Division). The complaint alleges that certain of the Company's products infringe a patent owned by the plaintiff and seeks injunctive relief and damages. The Company believes it has good defenses to the claims alleged in this lawsuit and intends to vigorously defend itself against this action.

     The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. However, management is not aware of any pending disputes that would be likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of September 5, 1995, are as follows:


                                                                      Executive
                                                                        Officer
NAME                 Age   Position and Principal Occupation             Since
-----                ---   ---------------------------------             -----
Edward R. McCracken   51   Chairman, Chief Executive                      1984
                           Officer and Director

Thomas A. Jermoluk    39   President, Chief Operating                     1988
                           Officer and Director

Robert R. Bishop      52   Chairman, Silicon Graphics                     1991
                           World Trade Corporation and Director,
                           Silicon Graphics, Inc.

Gary L. Lauer         42   Executive Vice President, Worldwide Field      1988
                           Operations, Silicon Graphics, Inc. and
                           President, Silicon Graphics World Trade
                           Corporation

Javaid Aziz           43   Senior Vice President, Europe                  1995

Forest Baskett        52   Senior Vice President, Research and            1986
                           Development and Chief Technology Officer

Robert K. Burgess     38   President, Alias|Wavefront and Senior          1995
                           Vice President, Silicon Graphics, Inc.

Kenneth L. Coleman    52   Senior Vice President, Administration          1987

Stephen Goggiano      42   Senior Vice President, Manufacturing           1989
                           and Customer Service

Stanley J. Meresman   48   Senior Vice President, Finance and             1989
                           Chief Financial Officer

Michael Ramsay        45   President, Silicon Studio, Inc. and            1987
                           Senior Vice President, Silicon
                           Graphics, Inc.

Teruyasu Sekimoto     56   Senior Vice President, East Asia               1995

Wei Yen               40   Senior Vice President, Products and            1990
                           Technology Group

William M. Kelly      42   Vice President, Business Development,          1994
                           General Counsel and Secretary

Dennis P. McBride     43   Vice President, Controller                     1988

Thomas J. Oswold      43   Vice President, Finance and Treasurer          1988


     Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. Except as set forth below, all of the officers have been associated with the Company in their present positions for more than five years. There are no family relationships among any directors, nominee for director or executive officers of the Company.

     Mr. McCracken became Chairman of the Company in 1994.

     In 1988, Mr. Jermoluk became Vice President/General Manager, Advanced Systems Division and, in 1991, he became Executive Vice President. He was named Chief Operating Officer in 1992 and President in 1994.

     Mr. Bishop, who has been an officer of the Company since 1991 and President of Silicon Graphics World Trade Corporation since 1986, was named Chairman of the Board of Silicon Graphics World Trade Corporation in July of 1995.

     Mr. Lauer joined the Company in 1988 as Vice President, North American Marketing, became Vice President, North American Field Operations in 1989, was named Senior Vice President, North American Field Operations in 1991 and became Executive Vice President, Silicon Graphics, Inc. and President of Silicon Graphics World Trade Corporation in 1995.

     Mr. Aziz joined the Company in 1995 as Senior Vice President, Europe. Prior to joining the Company, Mr. Aziz spent 20 years at IBM Corporation in technical, marketing and management positions, most recently as chief executive officer of the United Kingdom operations.

     Mr. Burgess joined the Company in 1995 as Senior Vice President and President of the Company's Alias|Wavefront subsidiary. Prior to joining the Company, Mr. Burgess served as Alias Research Inc.'s President and Chief Operating Officer since November 1991 and its Chief Executive Officer as well as a Director since February 1992. Prior to his employment with Alias in 1991, Mr. Burgess held senior positions with the Company, including Vice President, Applications and Vice President, Marketing, Applications and Business Development.

     Mr. Goggiano joined the Company in 1989 as Director of Operations, Advanced Systems Division. In 1990, Mr. Goggiano was named Vice President/General Manager, Operations and, in 1993, he was named Senior Vice President. Prior to joining the Company, Mr. Goggiano was Vice President, Manufacturing for Altos Computer Systems.

     Mr. Ramsay was named Vice President/General Manager, Entry Systems Division in 1988, and became Senior Vice President/General Manager, Entry Systems Division in 1991. In 1992, Mr. Ramsay was named Senior Vice President, Visual Systems Group, and in 1994, became President of Silicon Studio, Inc.

     Dr. Yen joined the Company in 1988 as Director of Engineering, Advanced Systems Division. In 1990, Dr. Yen was named Vice President, Engineering, Advanced Systems Division, and in 1992 he was named Senior Vice President.

     Mr. Kelly joined the Company in 1994 as Vice President, Business Development, General Counsel and Secretary. Prior to joining the Company, Mr. Kelly had practiced law since 1978 with the firm of Shearman & Sterling, most recently as co-managing partner of that firm's San Francisco office.

                                     PART II

     With the exception of the information specifically incorporated by reference from the Company's 1995 Annual Report to Stockholders (the "1995 Annual Report") in Parts I, II and IV of this Form 10-K, the 1995 Annual Report is not to be deemed filed as part of this Report.

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Price Range of Common Stock" on page 64 of the Company's 1995 Annual Report, excluding the table captioned "Silicon Graphics, Inc. Common Stock Prices."

ITEM 6.        SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 44 of the Company's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 37 through 43 of the Company's 1995 Annual Report.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto and to the section entitled "Quarterly Data" on pages 45 through 63 of the Company's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1995 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to pages 3 and 4 of the 1995 Proxy Statement under the heading "Proposal No. 1 -- Election of Directors-Directors and Nominees for Director."

     The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to page 8 of the 1995 Proxy Statement under the heading "Executive Officer Compensation - Compliance with Section 16(a) of the Exchange Act."

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to pages 4 and 5 under the headings "Proposal No. 1 - Election of Directors-Compensation Committee Interlocks and Insider Participation" and "-Director Compensation", pages 6 and 7 under the headings "Executive Officer Compensation-Summary Compensation Table", " - Option Grants in Fiscal 1995" and " - Option Exercises in Fiscal Year 1995 and Fiscal Year-End Option Values", pages 9 through 11 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors", and page 12 under the heading "Company Stock Price Performance Graph" of the 1995 Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to pages 1 and 2 of the 1995 Proxy Statement under the headings "Information Concerning Solicitation and Voting - Record Date and Principal Share Ownership" and "-Voting and Solicitation" and page 5 of the 1995 Proxy Statement under the heading "Other Information - Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to pages 8 and 9 of the 1995 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc. and Report of Independent Auditors are incorporated by reference to pages 45 through 63 and page 66 of the Registrant's 1995 Annual Report:

               Consolidated Statements of Operations - Years Ended June 30, 1995, 1994 and 1993

               Consolidated Balance Sheets - June 30, 1995 and 1994

               Consolidated Statements of Cash Flows - Years Ended June 30, 1995, 1994 and 1993

               Consolidated Statements of Stockholders' Equity - Three Years Ended June 30, 1995

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

               Supplementary Information
                  Quarterly Data (Unaudited)

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.


Schedule       Description                                  Page
--------       -----------                                  ----
    II         Valuation and Qualifying Accounts            S-1


     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

               2.1(14) Agreement and Plan of Merger and Reorganization, dated as of February 6, 1995, among Silicon Graphics, Inc., S Acquisition Corporation and Wavefront Technologies, Inc.

               2.2(14) Agreement and Plan of Acquisition and Arrangement dated as of February 6, 1995 by and among Silicon Graphics, Inc., 1103707 Ontario Inc., Silicon Graphics Manufacturing S.A. and Alias Research Inc.

               3.1.1(12)   Restated Certificate of Incorporation of the Company.


               3.1.2 Certificate of Designation of the Series E Preferred Stock filed June 13, 1995.

               3.2(12)     Bylaws of the Company, as amended.

               4.1(5) Silicon Graphics, Inc. $25,000,000 8.98% Senior Notes Due February 1, 1996, Note Agreement and Note, dated February 1, 1991.

               4.2(7) Amended and Restated Preferred Shares Rights Agreement, dated as of May 6, 1992 between the Company and The First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively.

               4.3(12) Indenture dated November 1, 1993 between the Company and The First National Bank of Boston, as Trustee.

               4.4(15) First Amendment to Rights Agreement dated as of May 2, 1995 between the Company and The First National Bank of Boston.

               9.1 Voting and Exchange Trust Agreement between the Company and Montreal Trust Company of Canada dated June 15, 1995.

               10.1(6)* 1984 Incentive Stock Option Plan, as amended, and amended form of Incentive Stock Option Agreement.

               10.2(8)* 1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

               10.3(1) Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.

               10.4(4)*    1987 Stock Option Plan and form of Stock Option
                           Agreement.

               10.5(2) Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.

               10.6(3) Stock Purchase Agreement dated March 2, 1990 among the Company, NKK Corporation and NKK U.S.A. Corporation.

               10.7(12)*   Directors' Stock Option Plan and form of Stock Option
                           Agreement as amended as of October 31, 1994.

               10.8(8) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents.

               10.9(8) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents. (Revised)

               10.10(8)*   1985 Stock Incentive Program.

               10.11(8) Exchange Agreement dated August 14, 1992 among the Company, NKK Corporation and NKK U.S.A. Corporation.

               10.12(13)   Credit Agreement dated December 31, 1994 between the
                           Company and Bank of America, National Trust and
                           Savings Association.

               10.13(9) Purchase and Sale Agreement, as amended, between Richard T. Peery, John Arrillaga and Silicon Graphics, Inc. executed on April 30, 1993.

               10.14(9) Waiver and Release Agreement between Richard T. Peery, John Arrillaga and Silicon Graphics Real Estate, Inc. dated May 7, 1993.

               10.15(10)*  1993 Long-Term Incentive Stock Plan and form of stock option agreement.

               10.16* Employee Stock Purchase Plan, as amended as of June 12, 1995.

               10.17(10)*  Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended as of October 21, 1993.

               10.18(10)*  Consulting Agreement dated as of October 25, 1993 between the Company and Mark W. Perry.


               10.19(11)*  Non-Qualified Deferred Compensation Plan dated as of
                           September 9, 1994.

               10.20(13)*  Employment Agreement dated February 1, 1995 between the Company and Thomas A. Jermoluk.

               10.21(15)*  Employment Agreement dated as of February 13, 1995 between the Company and Javaid Aziz.

               10.22* Letter agreement dated as of July 6, 1995 between the Company and Robert K. Burgess.

               10.23* Convertible Debenture dated as of February 3, 1993 issued to Robert K. Burgess.

               10.24 Ground Lease between Silicon Graphics Real Estate Inc. and the City of Mountain View dated March 7, 1995.

               10.25 Agreement for Lease between the Company and Virtual Funding, Limited Partnership dated November 18, 1993.

               10.26 Amendment No. 1 to Agreement for Lease between the Company and Virtual Funding, Limited Partnership dated March 15, 1995.

               10.27 Lease Agreement between the Company and Virtual Funding, Limited Partnership dated November 18, 1993.

               10.28 Amendment No. 1 to Lease Agreement between the Company and Virtual Funding, Limited Partnership dated March 15, 1995.

               10.29(16)*  Alias Research Inc.'s 1988 Employee Share Ownership
                           Plan Option Agreement.

               10.30(16)*  Alias Research Inc.'s 1989 Employee Share Ownership
                           Plan Option Agreement.

               10.31(16)*  Alias Research Inc.'s 1990 Employee Share Ownership
                           Plan and standard forms of Option Agreements.

               10.32(16)*  Alias Research Inc.'s 1994 Stock Plan and standard forms of Option Agreements.

               10.33(17)*  Wavefront Technologies, Inc. 1990 Stock Option Plan
                           with standard form of Option Agreement.

               11.1 Statement of Computation of Common Shares and Common Share Equivalents.

               13.1        Excerpts from Annual Report for the year ended June
                           30, 1995.

               21.1        List of Subsidiaries.

               23.1        Consent of Independent Auditors (see page 26).

               27.1        Financial Data Schedule.

------------------------------
* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986.

(2) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987.

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

(6) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(7) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

(8) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

(9) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(10) Incorporated by reference exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(11) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(12) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(13) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994.

(14) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated February 13, 1995.

(15) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(16) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60215), which became effective June 14, 1995.

(17) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60213), which became effective June 14, 1995.

     (b)  REPORTS ON FORM 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 1995.




TRADEMARKS USED IN THIS FORM 10-K

Challenge, Geometry Engine, Indigo, IRIS, OpenGL, Silicon Graphics and the Silicon Graphics logo are registered trademarks and FireWalker, Impact, Indigo Magic, Indigo2, Indigo2 High Impact, Indigo2 Impact, IndyCam, IRIS GL, IRIX, Keystone, Onyx, POWER Challenge, POWER Indigo2, POWER Onyx, Reality Engine2, VTX and WebFORCE are trademarks of Silicon Graphics, Inc. Extreme is a trademark used under license by Silicon Graphics, Inc. Indy is a trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS, R3000 and R4000 are registered trademarks and Magic Carpet, R4400, R8000 and R10000 are trademarks of MIPS Technologies, Inc. Power Animator, Alias Studio and Explore are trademarks of Alias|Wavefront, a division of Silicon Graphics Canada Limited, and Wavefront Composer is a trademark of Alias|Wavefront, Inc.

Nintendo is a registered trademark and Ultra64 is a trademark of Nintendo. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SILICON GRAPHICS, INC.


                                   By:  /s/ Edward R. McCracken
                                      -------------------------
                                        Edward R. McCracken
                                        Chairman and Chief Executive
                                        Officer

Dated:  September 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                       Title                              Date
-------------------------      --------------------------        -------------------------
  /s/ Edward R. McCracken      Chairman, Chief Executive              September 27, 1995
-------------------------      Officer and Director
  Edward R. McCracken          (Principal Executive Officer)




  /s/ Thomas A. Jermoluk       President, Chief Operating             September 27, 1995
-------------------------      Officer and Director
  Thomas A. Jermoluk


  /s/ Robert R. Bishop         Chairman, Silicon Graphics             September 27, 1995
-------------------------      World Trade Corporation,
  Robert R. Bishop             and Director



  /s/ Stanley J. Meresman      Senior Vice President, Finance         September 27, 1995
-------------------------      and Chief Financial Officer
  Stanley J. Meresman          (Principal Financial Officer)



  /s/ Thomas J. Oswold         Vice President, Finance and            September 27, 1995
-------------------------      Treasurer
  Thomas J. Oswold


  /s/ Dennis P. McBride        Vice President, Controller             September 27, 1995
-------------------------      (Principal Accounting Officer)
  Dennis P. McBride


  /s/ Allen F. Jacobson        Director                               September 27, 1995
-------------------------
  Allen F. Jacobson



  /s/ C. Richard Kramlich      Director                               September 27, 1995
-------------------------
  C. Richard Kramlich



  /s/ James A. McDivitt        Director                               September 27, 1995
-------------------------
  James A. McDivitt






         Signature                       Title                              Date
-------------------------      --------------------------        -------------------------



  /s/ Mark W. Perry            Director                               September 27, 1995
-------------------------
  Mark W. Perry



  /s/ Lucille Shapiro          Director                               September 27, 1995
-------------------------
  Lucille Shapiro



  /s/ James G. Treybig         Director                               September 27, 1995
-------------------------
  James G. Treybig

               Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Silicon Graphics, Inc. of our report dated July 19, 1995, included in the 1995 Annual Report to Stockholders of Silicon Graphics, Inc.

Our audits also included the consolidated financial statement schedule of Silicon Graphics, Inc. listed in item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to incorporation by reference in the Registration Statements (Form S-8 File Nos. 33-11703, 33-16529, 33-18717, 33-26003, 33-34919, 33-38536,
33-40879, 33-44305, 33-44333, 33-48890, 33-59098, 33-65190, 033-50999, 033-
51275, 33-58017, 33-60213, and 33-60215) pertaining to the Employee Stock
Purchase Plan, 1987 Stock Option Plan, 1986 Incentive Stock Option Plan, 1985 Stock Incentive Program, 1984 Incentive Stock Option Plan, 1982 Stock Option Plan, Directors' Stock Option Plan and Subsidiary Stock Agreement, and the 1993 Long-Term Incentive Stock Plan of Silicon Graphics, Inc.; the 1990 Stock Option Plan of Wavefront Technologies, Inc.; and the 1988 Employee Share Ownership Plan, 1989 Employee Share Ownership Plan, 1990 Employee Share Ownership Plan, and the 1994 Stock Plan of Alias Research Inc. of our report dated July 19, 1995 with respect to the consolidated financial statements and schedule of Silicon Graphics, Inc., incorporated by reference and included in this Annual Report (Form 10-K) for the year ended June 30, 1995.



                                             /s/ Ernst & Young LLP

Palo Alto, California
September 26, 1995

                                                                    Schedule II


                             SILICON GRAPHICS, INC.


                        Valuation and Qualifying Accounts
                                 (in thousands)

                            Balance at    Charged to   Deductions     Balance at
                            Beginning of  Costs and    Write-offs     End of
Description                 Period        Expenses                    Period

Year ended June
30, 1993
  Accounts receivable
  allowances                 $ 10,699     $ 3,873       $ 3,697        $ 10,875

Year ended June
  30, 1994
  Accounts receivable
  allowances                 $ 10,875     $ 3,226       $ 4,609        $  9,492

Year ended June 30,
  1995
  Accounts receivable
  allowances                 $  9,492     $11,534       $ 7,561        $ 13,465

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                  ---------------------------------------------------

3.1.2 Certificate of Designation of the Series E Preferred Stock filed June 13, 1995

9.1 Voting and Exchange Trust Agreement between the Company and Montreal Trust Company of Canada dated June 15, 1995

10.16               Employee Stock Purchases Plan, as amended as of June 12,
                    1995

10.22 Letter agreement dated as of July 6, 1995 between the Company and Robert K. Burgess


10.23               Convertible Debenture dated as of February 3, 1993 to Robert
                    K. Burgess

10.24 Ground Lease between Silicon Graphics Real Estate Inc. and the City of Mountain View dated March 7, 1995


10.25 Agreement for Lease between the Company and Virtual Funding, Limited Partnership dated November 18, 1993


10.26 Amendment No. 1 to Agreement for Lease between the Company and Virtual Funding, Limited Partnership dated March 15, 1995


10.27 Lease Agreement between the Company and Virtual Funding, Limited Partnership dated November 18, 1993

10.28 Amendment No. 1 to Lease Agreement between the Company and Virtual Funding, Limited Partnership dated March 15, 1995

11.1                Statement of Computation of Common Shares and Common Share
                    Equivalents

13.1                Excerpts from Annual Report for the year ended June 30, 1995

21.1                List of Subsidiaries

23.1                Consent of Independent Auditors (see page 26)

27.1                Financial Data Schedule