Form 10-Q
period 1995-09-30
SILICON GRAPHICS INC /CA/
filed 1995-11-13
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the quarterly period ended SEPTEMBER 30, 1995.
                                       or
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the transition period from ______________ to _____________.


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


     AS OF OCTOBER 31, 1995 THERE WERE 161,514,771 SHARES OF COMMON STOCK
                                 OUTSTANDING.

                             SILICON GRAPHICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets at
          September 30, 1995 and June 30, 1995.........................     3

          Condensed Consolidated Statements of Income for the
          Three Months Ended September 30, 1995 and 1994...............     4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 1995 and 1994...............     5

          Notes to Condensed Consolidated Financial Statements.........     6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition................     7



                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........    14

Item 6.   Exhibits and Reports on Form 8-K.............................    14

Signatures.............................................................    15

Index to Exhibits......................................................    16




TRADEMARKS USED IN THIS FORM 10-Q: Challenge, Indigo and Silicon Graphics are registered trademarks and Indigo(2), Indigo(2) Impact, Onyx and Power Challenge are trademarks of Silicon Graphics, Inc. Indy is a trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  September 30,     June 30,
ASSETS                                                1995          1995(1)
------                                            -------------    ---------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents......................   $341,889       $307,875
  Short-term marketable investments..............    158,945        208,094
  Accounts receivable, net.......................    593,657        627,738
  Inventories....................................    352,265        291,587
  Prepaid expenses and other current assets......     77,240         73,579
                                                  ----------     ----------
     Total current assets........................  1,523,996      1,508,873

Other marketable investments.....................    246,128        264,043

Property and equipment, at cost..................    564,920        515,470
Accumulated depreciation and amortization........   (284,705)      (261,024)
                                                  ----------     ----------
     Net property and equipment..................    280,215        254,446

Other assets.....................................    186,271        179,257
                                                  ----------     ----------
                                                  $2,236,610     $2,206,619
                                                  ----------     ----------
                                                  ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...............................   $144,822       $165,152
  Other current liabilities......................    408,759        408,030
                                                  ----------     ----------
     Total current liabilities...................    553,581        573,182

Long-term debt and other.........................    277,503        287,267

Stockholders' equity:
  Preferred stock................................     16,998         16,998
  Common stock...................................        165            161
  Additional paid-in capital.....................    915,689        903,139
  Retained earnings..............................    444,141        385,915
  Accumulated translation adjustment and other...     28,533         39,957
                                                  ----------     ----------
     Total stockholders' equity..................  1,405,526      1,346,170
                                                  ----------     ----------
                                                  $2,236,610     $2,206,619
                                                  ----------     ----------
                                                  ----------     ----------

(1) The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (In thousands except per share amounts)

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                           1995         1994(1)
                                                         --------       --------
Product and other revenues...........................    $524,729       $395,400
Service revenue......................................      70,550         53,103
                                                         --------       --------
  Total revenues.....................................     595,279        448,503

Costs and expenses:
  Cost of product and other revenues.................     234,666        180,782
  Cost of service revenue............................      37,945         27,053
  Research and development...........................      72,743         56,230
  Selling, general and administrative................     172,189        123,533
  Merger-related expenses............................         714            ---
                                                         --------       --------
     Total costs and expenses........................     518,257        387,598
                                                         --------       --------
Operating income.....................................      77,022         60,905

Interest income and other, net.......................       6,341          2,891
                                                         --------       --------
Income before income taxes...........................      83,363         63,796

Provision for income taxes...........................      25,006         18,695
                                                         --------       --------
Net income...........................................      58,357         45,101

Preferred stock dividend requirement.................         ---             54
                                                         --------       --------
Net income available to common stockholders..........    $ 58,357       $ 45,047
                                                         --------       --------
                                                         --------       --------
Net income per common share..........................    $   0.33       $   0.26
                                                         --------       --------
                                                         --------       --------
Common shares and common share equivalents used
in the calculation of net income per common share....     179,236        171,999
                                                         --------       --------
                                                         --------       --------

(1) All balances reflect the mergers of Silicon Graphics, Inc, Alias Research Inc. and Wavefront Technologies, Inc., which have been accounted for as poolings of interests.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (In thousands)


                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                      1995          1994(1)
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................     $58,357        $45,101
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................................      31,665         24,109
  Accrued interest on convertible subordinated debenture........       2,208          2,119
  Other.........................................................      (8,932)         5,537
  (Increase) decrease in assets:
   Accounts receivable..........................................      34,081         (3,496)
   Inventories..................................................     (60,678)       (12,546)
   Prepaid expenses and other current assets....................      (3,565)        (2,990)
  Increase (decrease) in liabilities:
   Accounts payable.............................................     (20,330)        14,277
   Other liabilities............................................      (9,264)        14,595
                                                                    --------       --------
     Total adjustments..........................................     (34,815)        41,605
                                                                    --------       --------
  Net cash provided by operating activities.....................      23,542         86,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................     (52,816)       (30,840)
Increase in other assets........................................     (10,664)        (5,503)
Available-for-sale investments:
  Purchases.....................................................    (299,230)       (97,875)
  Sales.........................................................     362,698          2,500
  Maturities....................................................       1,000         24,479
Net increase in cash and cash equivalents of Alias Research Inc.
  for the six months ended July 31, 1994 and Wavefront
  Technologies, Inc. for the six months ended June 30, 1994.....         ---         44,479
                                                                    --------       --------
  Net cash provided by (used in) investing activities...........         988        (62,760)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt................................................         918            214
Payments of debt principal......................................      (3,313)        (4,738)
Sale of common stock............................................      11,879         13,321
                                                                    --------       --------
  Net cash provided by financing activities.....................       9,484          8,797
                                                                    --------       --------
Net increase in cash and cash equivalents.......................      34,014         32,743
Cash and cash equivalents at beginning of period................     307,875        327,461
                                                                    --------       --------
Cash and cash equivalents at end of period......................    $341,889       $360,204
                                                                    --------       --------
                                                                    --------       --------

(1) All balances reflect the mergers of Silicon Graphics, Inc, Alias Research Inc. and Wavefront Technologies, Inc., which have been accounted for as poolings of interests.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS.

The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1995.

2.   INVENTORIES.

Inventories consist of (in thousands):


                         September 30, 1995   June 30, 1995
                         ------------------   -------------
     Raw materials              $78,768          $43,640
     Work-in-process             87,561           84,049
     Finished goods              43,352           31,887
     Service & marketing        142,584          132,011
                               --------         --------
     Total inventories         $352,265         $291,587
                               --------         --------
                               --------         --------

3.   STOCK REPURCHASE PROGRAM.

On October 19, 1995, the Company announced that its board of directors had authorized the repurchase of up to seven million shares of its common stock, either in the open market or in private transactions. The Company purchased one million shares in October at an average price of $33.15 per share and intends to spread the balance of the repurchases over a two-year period. The repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes. The Company plans to use existing cash to finance the repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Silicon Graphics uses a financial target model to develop its annual operating plans and to evaluate investment alternatives, business proposals and operations throughout the fiscal year. This model expresses the Company's current objectives for gross margins, operating expenses, and operating profit as a percentage of total revenues. The model also incorporates target ranges for the allocation of spending between research and development, and selling, general and administrative expenses.

The Company's current model includes the following financial targets (as a percentage of total revenues):

          Gross margin                            50.5% - 52.5%
          Research and development                11.0% - 13.0%
          Selling, general and administrative     26.0% - 28.0%
                                                  -------------
          Operating margin                        11.5% - 13.5%

The financial target model reflects a number of assumptions. The gross margin target range reflects assumptions about the Company's pricing, manufacturing costs and volumes, and the mix of products, distribution channels and geographic distribution. The spending ranges were established based on the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the levels of general and administrative spending appropriate for the size and nature of the business. Many other factors affect the Company's financial performance and may cause the Company's future results to be markedly outside of the ranges reflected in the target model.

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

The financial target model is described above to provide a framework for the Company's discussion and analysis of its results of operations. The Company does not intend to provide updated information about its planning model or its performance relative to the model in any period, other than in the context of management's discussion and analysis in the Company's Quarterly Reports on Form 10-Q.

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUES
-------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)


                                               Three Months Ended     Target
                                                  September 30,       Model
                                               ------------------     ------
                                                 1995      1994
                                                -----     -----
Product and other revenues.....................  88.1%     88.2%
Service revenue................................  11.9      11.8
                                                -----     -----
Total revenues................................. 100.0%    100.0%          100.0%

Gross margin...................................  54.2      53.7     50.5 - 52.5

Research and development expenses.............   12.2      12.5     11.0 - 13.0
Selling, general and administrative expenses..   28.9      27.5     26.0 - 28.0
Merger-related expenses.......................    0.1       ---             ---
                                                 ----      ----     -----------
Operating income..............................   12.9      13.6     11.5 - 13.5

Interest income and other, net................    1.1       0.6
                                                 ----      ----
Income before income taxes....................   14.0      14.2

Provision for income taxes....................    4.2       4.2
                                                 ----      ----
Net income....................................    9.8%     10.1%
                                                 ----      ----
                                                 ----      ----

GROWTH RATES
-------------------------------------------------------------------------------

                                                Increase/(Decrease) for the Quarter
                                                      Ended September 30, 1995
                                              -----------------------------------------
                                              vs. Prior Quarter  vs. Prior Year Quarter
                                              -----------------  ----------------------
Product and other revenues....................       (11)%                 33%
Service revenue...............................         7%                  33%
Total revenues................................        (9)%                 33%
Gross profit..................................        (7)%                 34%
Research and development expenses.............         5%                  29%
Selling, general and administrative expenses..        (9)%                 39%
Net income....................................        11%                  29%
Net income per common share...................        10%                  27%

REVENUES BY GEOGRAPHY
-------------------------------------------------------------------------------

                                Three Months Ended September 30,
                                --------------------------------  Year/Year
                                        1995      1994             Increase
                                        ----      ----            ---------
                                         (in millions)
North America (US and Canada)           $316      $259                22%
Europe                                   157       105                49%
Pacific (including Latin America)        122        85                44%
                                        ----      ----
Total revenues                          $595      $449                33%
                                        ----      ----
                                        ----      ----

                                Three Months Ended September 30,
                                --------------------------------
                                        1995      1994
                                        ----      ----
                              (as a percentage of total revenues)
North America (US and Canada)            53%       58%
Europe                                   26%       23%
Pacific (including Latin America)        21%       19%


REVENUES BY PRODUCT LINE
-------------------------------------------------------------------------------


                                Three Months Ended September 30,
                                --------------------------------
                                      1995        1994
                                      ----        ----
                   (as a percentage of product revenue, excluding other revenue)
High-end products (primarily the POWER
Challenge-Trademark-,
Challenge-Registered Trademark-
and Onyx-Trademark- families)          40%         43%

Desktop products (primarily from
the Indy-Trademark- and
Indigo(2)-Trademark- families)         60%         57%

-------------------------------------------------------------------------------

REVENUES. The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

Revenue growth for the quarter resulted principally from increased unit shipments in all major regions worldwide and increased service revenues from a larger installed base of products under contract. The Company experienced strong demand across its computer system product from the desktop to supercomputing, including its Indigo(2) Impact-Trademark- systems which first shipped in volume during the quarter, and for its Alias|Wavefront software products. The Company's North American business revenue increased 22% over the year ago quarter, which is a lower growth rate than the Company has experienced in recent quarters. The Company believes that this lower growth rate resulted primarily from lower productivity as the North American sales organization assimilated a significant number of new employees and reorganized to facilitate future growth. European revenue was up 49% from the same quarter a year ago, with strength in all major countries with the exception of France, where economic and government spending issues resulted in slightly lower revenues. Pacific (including Latin America) revenues were up 44% from the same quarter a year ago, with revenue from Japan remaining constant as a percentage of total revenues at approximately 12% for the quarter. Fluctuations in the value of the dollar versus most major currencies had a slight favorable impact on revenues for the current quarter as compared to the same quarter in fiscal 1995, but had an unfavorable revenue impact when compared against the fourth quarter of fiscal 1995, particularly in Japan.

GROSS MARGIN. For the first quarter of fiscal 1996 and 1995, the Company exceeded its gross margin model. The increase in gross margin for the first quarter of fiscal 1996 compared to the prior year resulted mainly from a higher percentage of international sales, offset somewhat by lower service margins.

OPERATING MARGIN. The Company's operating margin for the first quarter of fiscal 1996 was 12.9% of total revenues as compared to 13.6% for fiscal
1995. Operating expenses grew 37% for the first quarter of fiscal 1996 as compared to the same quarter a year ago as the Company continued to implement a variety of spending programs, including sales and marketing initiatives and expanded research and development programs, designed to improve its long-term growth prospects and market position. Because revenues grew at a lower rate in the first quarter of fiscal 1996 than in recent quarters, the Company's operating margin moved into its target model range of 11.5% -13.5%. The Company expects operating expenses to continue to increase as it invests in additional hiring and other programs to support future growth.

OTHER RESULTS. Interest income and other, net for the first quarter of fiscal 1996 was $6.3 million, reflecting an increase compared to the prior year due to larger invested cash balances net of borrowings and higher yields and realized gains on the Company's cash portfolio, offset by the Company's share of the quarterly loss realized by Interactive Digital Solutions ("IDS"), its joint venture with AT&T. The Company expects interest income and other, net to be lower for the rest of fiscal 1996, due to prevailing interest rates on the reinvestment of cash from the sale of investments in the first quarter, the use of cash for the stock repurchase program, and losses expected to be realized by IDS.

TAXES. The Company's combined federal, state and foreign effective income tax rate for the first quarter of fiscal 1996 was 30% and was calculated based on an estimated annual effective tax rate applied to income before income taxes. The tax rate for the same period of fiscal 1995 was 29%. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations.

Based on the Company's plans, it believes that current levels of taxable income, adjusted for non-recurring items, will be sufficient to realize its deferred tax assets. Accordingly, the Company has determined that no valuation allowance for deferred tax assets is required to reduce such assets to an amount which is more likely than not to be realized either through carrybacks, or by offsetting deferred tax liabilities or future taxable income.

FINANCIAL CONDITION

During the first quarter of fiscal 1996, the Company's cash and cash equivalents, short-term marketable investments and other marketable investments decreased by $33 million, principally due to capital expenditures of $53 million, as compared to $31 million in the prior year quarter, and lower positive cash flows from operating activities. Cash flows from operating activities declined to $24 million in the first quarter of fiscal 1996 from $87 million in the prior year quarter, primarily reflecting an increase in inventories. In addition, the Company generated $12 million from employee stock option and purchase programs, as compared to $13 million in the prior year quarter.

As of September 30, 1995, the Company's principal sources of liquidity included cash and cash equivalents, short-term marketable investments and other marketable investments of $747 million and up to $20 million available under a committed line of credit. These resources, and others available to the Company, should be adequate to fund the Company's projected cash needs, including the stock repurchase program, beyond fiscal 1996. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

PERIOD TO PERIOD FLUCTUATIONS. The Company's operating results may fluctuate for a number of reasons. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenues will continue to grow, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenues, the mix of high-end and desktop products and application software and the mix of configurations within these product categories.

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

REVENUE GROWTH. The Company's annual revenue growth rate, which was 36% in fiscal 1994, accelerated to 45% in fiscal 1995. In light of this acceleration and management's views of the potential for future growth, the Company adopted an aggressive growth plan that includes substantial investments in its sales and marketing organizations, the creation of new research and development programs and increased funding of existing programs, and investments in corporate infrastructure that will be required to support significant growth. This plan, which was implemented during the latter half of fiscal 1995 and is planned to continue in fiscal 1996, carries with it a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization.

In the first quarter of fiscal 1996, the Company's revenue growth rate decreased to 33% over the prior year quarter, and operating margins moved into the Company's target model at 12.9%. The Company is continuing to invest in programs to support future growth, and is therefore subject to the risk that operating expenses will increase at a faster rate than revenues.

PRODUCT DEVELOPMENT AND INTRODUCTION. The Company has achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company's future results depend on its ability to sustain this competitive advantage. The Company is planning significant new product introductions in fiscal 1996, including products that will replace products in the Company's current product offering. A number of risks are inherent in this process.

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

INTERNATIONAL OPERATIONS. Because approximately half of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates (international sales are generally denominated in foreign currencies, while the Company's accounts are in U.S. dollars), trade protection measures, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. For example, a marked short-term appreciation in the value of the U.S. dollar relative to the Japanese yen or German mark could adversely affect the Company's results. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

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

DEVELOPMENT AND ACCEPTANCE OF MIPS-REGISTERED TRADEMARK- RISC ARCHITECTURE. All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies, which in turn have assisted in funding the development of new MIPS RISC microprocessors. Changes in the timing, level or availability of such funding could adversely affect the continued development of the MIPS RISC architecture or increase the portion of the development budget that is borne by the Company. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

NEW VENTURES. The Company has entered into several ventures with other companies to address new and emerging markets, including ventures with Time Warner Cable, Nintendo, DreamWorks, AT&T and NTT. While the Company believes that these new ventures are strategically important, there are substantial uncertainties associated with the development of new products and technologies for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in an unanticipated direction.

MANAGEMENT INFORMATION SYSTEMS. The Company is planning to replace its current information management system with a comprehensive system that will be used to manage the entire revenue cycle, including order administration, billing and collection, as well as manufacturing and financial planning and reporting. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it is devoting significant resources to system design and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected. Initial implementation is currently scheduled for the third quarter of fiscal 1996.

INTELLECTUAL PROPERTY. The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available on terms that the Company considers reasonable, or that litigation will ensue. The Company expects that, as the number of hardware and software patents issued continues to increase, and as the Company's business grows, the volume of these third party communications will also increase.

COMPETITION. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition may in the future come not only from the Company's traditional UNIX workstation rivals, but also from new sources including the personal computer industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

BUSINESS DISRUPTION. The Company's corporate headquarters, including its research and development operations and most of its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is predominantly self-insured for losses and business interruptions of this kind.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on November 1, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Allen F. Jacobson, Thomas A. Jermoluk, and James G. Treybig were re-elected as Directors at the meeting and Robert A. Lutz was elected to his initial term as a Director. The Directors whose terms of office continued after the meeting are Robert R. Bishop, C. Richard Kramlich, Edward R. McCracken, James A. McDivitt and Lucille Shapiro.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

    1. To elect three Class III Directors of the Company to serve for a three-year term, and one Class II Director to serve for an initial term of two years.

        NOMINEES FOR CLASS III DIRECTOR
        -------------------------------
        ALLEN F. JACOBSON:

        For: 140,923,670  Withheld: 1,724,780

        THOMAS A. JERMOLUK:

        For: 140,588,336  Withheld: 2,060,114

        JAMES G. TREYBIG:

        For: 133,579,960  Withheld: 9,068,490

        NOMINEE FOR CLASS II DIRECTOR
        -----------------------------
        ROBERT A. LUTZ

        For: 140,590,785  Withheld: 2,057,665

    2. To ratify the appointment of Ernst & Young LLP, as independent auditors of the Company for the fiscal year ending June 30, 1996.

        For:  142,418,556    Against: 90,243     Abstain:   139,651

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11.1 Statement of Computation of Common Shares and Common Share Equivalents.

    27.1 Financial Data Schedule.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1995               SILICON GRAPHICS, INC.
                                       a Delaware corporation




                                       By:    Stanley J. Meresman
                                           ---------------------------------
                                              Stanley J. Meresman
                                              Senior Vice President, Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)



                                       By:    Dennis P. McBride
                                           ---------------------------------
                                              Dennis P. McBride
                                              Vice President, Controller
                                              (Principal Accounting Officer)




                                       By:    Tom Oswold
                                           ---------------------------------
                                              Tom Oswold
                                              Vice President, Finance
                                              and Treasurer

                             SILICON GRAPHICS, INC.

                               INDEX TO EXHIBITS


Exhibit   Description
-------   -----------
 11.1     Statement  of Computation of  Common Shares and Common Share
          Equivalents

 27.1     Financial Data Schedule