Form 10-Q
period 1995-12-31
SILICON GRAPHICS INC /CA/
filed 1996-02-14
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q



(Mark One)
X    Quarterly  Report  Pursuant to  Section  13  or  15(d)  of  the
---  Securities Exchange Act of 1934.
     For the quarterly period ended DECEMBER 31, 1995.
                                    or
--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from            to            .



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


AS   OF  JANUARY  31,  1996  THERE  WERE  162,615,213  SHARES  OF  COMMON  STOCK
OUTSTANDING.

                        SILICON GRAPHICS, INC.
                     QUARTERLY REPORT ON FORM 10-Q

                         TABLE OF CONTENTS



                                                                    Page No.
                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets                         3

          Condensed Consolidated Statements of Income                   4


          Condensed Consolidated Statements of Cash Flows               5

          Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                 7




                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            15

Item 6.   Exhibits and Reports on Form 8-K                             15

Signatures                                                             16

Index to Exhibits                                                      17





TRADEMARKS USED IN THIS FORM 10-Q: CHALLENGE, Indigo and Silicon Graphics are registered trademarks and Indigo(2), Indigo(2) IMPACT, Onyx and POWER CHALLENGE are trademarks of Silicon Graphics, Inc. Indy is a trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd. Ultra 64 is a trademark of Nintendo.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SILICON GRAPHICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)


ASSETS                                          December 31,    June 30,
                                                    1995        1995(1)
                                                (unaudited)
                                               ------------     --------
Current assets:
  Cash and cash equivalents                       $258,380      $307,875
  Short-term marketable investments                153,438       208,094
  Accounts receivable, net                         655,884       627,738
  Inventories                                      342,823       291,587
  Prepaid expenses and other current assets         86,755        73,579
                                                ----------     ---------
      Total current assets                       1,497,280     1,508,873

Other marketable investments                       282,755       264,043

Property and equipment, at cost                    610,453       515,470
Accumulated depreciation and amortization         (309,340)     (261,024)
                                                ----------     ---------
      Net property and equipment                   301,113       254,446

Other assets                                       184,339       179,257
                                                ----------     ---------
                                                $2,265,487    $2,206,619
                                                ----------     ---------
                                                ----------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $162,745      $165,152
  Other current liabilities                        381,883       408,030
                                                ----------     ---------
     Total current liabilities                     544,628       573,182

Long-term debt and other                           277,575       287,267


Stockholders' equity:
  Preferred stock                                   16,998        16,998
  Common stock                                         166           161
  Additional paid-in capital                       922,284       903,139
  Retained earnings                                475,738       385,915
  Accumulated translation adjustment                28,098        39,957
          and other
                                                ----------     ---------
     Total stockholders' equity                  1,443,284     1,346,170
                                                ----------     ---------
                                                $2,265,487    $2,206,619
                                                ----------     ---------
                                                ----------     ---------



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

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                 (In thousands except per share amounts)

                                              Three Months            Six Months
                                            Ended December 31,     Ended December 31,
                                           ------------------     ------------------
                                            1995      1994(1)      1995      1994(1)
                                           -------    -------     ------     ------
Product and other revenues                $597,474   $491,750  $1,122,203   $887,150
Service revenue                             74,259     57,821     144,809    110,924
                                           -------    -------   ---------    -------
    Total revenues                         671,733    549,571   1,267,012    998,074

Costs and expenses:
    Cost of product and other revenues     291,103    226,123     525,769    406,905
    Cost of service revenue                 40,253     29,412      78,198     56,465
    Research and development                80,797     60,841     153,540    117,071
    Selling, general and administrative    193,151    145,687     365,340    269,220
    Merger-related expenses                    561         --       1,275         --
                                           -------    -------   ---------    -------

       Total costs and expenses            605,865    462,063   1,124,122    849,661
                                           -------    -------   ---------    -------
Operating income                            65,868     87,508     142,890    148,413
Interest income (expense) and
     other, net                              6,699     (3,935)     13,040     (1,044)
                                           -------    -------   ---------    -------
Income before income taxes                  72,567     83,573     155,930    147,369

Provision for income taxes                  20,214     24,535      45,220     43,230
                                           -------    -------   ---------    -------
Net income                                  52,353     59,038     110,710    104,139
                                           -------    -------   ---------    -------
Preferred stock dividend requirement            --         --          --         54
                                           -------    -------   ---------    -------
Net income available to common
  stockholders                             $52,353    $59,038    $110,710   $104,085
                                           -------    -------   ---------    -------
                                           -------    -------   ---------    -------
Net income per common share                $  0.30    $  0.34      $ 0.62   $   0.60
                                           -------    -------   ---------    -------
                                           -------    -------   ---------    -------
Common shares and common share
  equivalents used in the calculation
  of net income per common share           177,319    174,065     178,268    173,155
                                           -------    -------   ---------    -------



(1) All balances reflect the June 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc., which have been accounted for as poolings of interests.


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SILICON GRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                  (In thousands)


                                                          Six Months Ended December 31,
                                                          -----------------------------
                                                                1995        1994(1)
                                                               ------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $110,710       $104,139
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              63,826         51,378
    Other                                                        (461)        12,390
    (Increase) decrease in assets:
        Accounts receivable                                   (28,146)       (92,771)
        Inventories                                           (51,236)       (38,603)
        Prepaid expenses and other current assets             (13,157)        (3,902)
    Increase (decrease) in liabilities:
        Accounts payable                                       (2,407)        59,953
        Other liabilities                                     (35,974)        40,708
                                                             ---------      ---------
            Total adjustments                                 (67,555)        29,153
                                                             ---------      ---------
    Net cash provided by operating activities                  43,155        133,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (100,811)       (58,597)
(Decrease) increase in other assets                           (18,822)         2,625
Available-for-sale investments:
    Purchases                                                (934,364)      (170,662)
    Sales                                                     943,470          2,500
    Maturities                                                 25,160        101,513
Net increase in cash and cash equivalents of Alias Research
    Inc. for the six months ended July 31, 1994 and Wavefront
    Technologies, Inc. for the six months ended June 30, 1994     ---         44,479
                                                             ---------      ---------
Net cash used in investing activities                         (85,367)       (78,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                1,009          1,641
Payments of debt principal                                     (5,155)        (5,862)
Cash dividends -- preferred stock                                (263)          (525)
Sale of common stock                                           40,978         43,127
Purchase of common stock                                      (43,852)           ---
                                                             ---------      ---------
    Net cash (used in) provided by financing activities        (7,283)        38,381
                                                             ---------      ---------

Net (decrease) increase in cash and cash equivalents          (49,495)        93,531
Cash and cash equivalents at beginning of period              307,875        327,461
                                                             ---------      ---------
Cash and cash equivalents at end of period                   $258,380       $420,992
                                                             ---------      ---------
                                                             ---------      ---------



(1) All balances reflect the June 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc., which have been accounted for as poolings of interests.

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

2.  INVENTORIES.

Inventories consist of (in thousands):


                                            December 31, 1995        June 30, 1995
                                            -----------------       ---------------
    Raw materials                                 $  84,432               $43,640
    Work-in-process                                  86,502                84,049
    Finished goods                                   28,625                31,887
    Service and marketing                           143,264               132,011
                                                  ----------             ---------
    Total inventories                              $342,823              $291,587
                                                  ----------             ---------
                                                  ----------             ---------




3.  STOCK REPURCHASE PROGRAM.

On October 19, 1995, the Company announced that its board of directors had authorized the repurchase of up to seven million shares of its common stock, either in the open market or in private transactions. The Company purchased 1,350,000 million shares during the second quarter of fiscal 1996 at an average price of approximately $33.39 per share. As of February 12, 1996, the Company had purchased an additional 975,000 shares at an average price of approximately $27.98 per share. The repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes. The Company plans to use existing cash to finance the repurchases.

4.  CONTINGENCIES.

The Company has been named in a securities class action lawsuit filed on January 29, 1996 in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Company and certain of its current and former executive officers and directors made material misrepresentations and omissions between October 19 and December 29, 1995. The Company believes it has good defenses to the claims alleged in this lawsuit and is defending itself vigorously against this action. See Part II, Item 1 for additional information.

The  Company is defending a patent infringement lawsuit filed by Martin
Marietta Corp.  in  September  1995.   The Company has filed a  counterclaim
seeking to invalidate the patent, and Martin Marietta has requested the U.S. Patent and Trademark Office to re-examine the patent. The District Court has set a trial date for the lawsuit in February 1998. The Company believes that it has good defenses to the infringement lawsuit and is defending itself vigorously against this action. See Part II, Item 1 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THE  MATTERS ADDRESSED IN THIS QUARTERLY REPORT ON FORM 10-Q, WITH THE
EXCEPTION OF   THE  HISTORICAL  INFORMATION  PRESENTED,  ARE  FORWARD-
LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

Silicon Graphics uses a financial target model to develop its annual operating plans and to evaluate investment alternatives, business proposals and operations throughout the fiscal year. This model expresses the Company's objectives for gross margins, operating expenses, and operating
profit as a percentage of total revenues.   The  model  also incorporates
target ranges for  the  allocation  of spending   between   research  and
development,  and   selling,   general   and administrative expenses.

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



The financial target model reflects a number of assumptions. The gross margin target range reflects assumptions about the Company's pricing, manufacturing costs and volumes, and the mix of products, distribution
channels and geographic distribution.   The  operating  expense ranges were
established based on the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the levels of general and administrative spending appropriate for the size and nature of the business. Many other factors affect the Company's financial performance and may cause the Company's future results to be markedly outside of the ranges reflected in the target model.

The financial target model is one management tool that the Company uses to run its business and measure its performance. IT IS NOT A PREDICTION OF FUTURE RESULTS, although many of the Company's forward-looking statements contained in this report are expressed in the context of the target
model.   The  actual results  for  any  particular period, including the current quarter, may vary substantially from the model for numerous reasons including but not limited to the Company's ability to attain planned revenue growth. See "Factors That May Affect Future Results." Also, in certain periods the Company may intentionally operate outside the model. In addition, the financial target model itself is subject to revision from time to time to reflect new strategies, competitive changes or other developments.

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

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUES
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)


                                          Three Months       Six Months
                                         Ended Dec. 31,     Ended Dec. 31,
                                         --------------     --------------         Target
                                         1995     1994      1995     1994          Model
                                         ----     ----      ----     ----          -------

Product and other revenues               88.9%    89.5%     88.6%    88.9%
Service revenue                          11.1     10.5      11.4     11.1
                                        ------   ------    ------   ------
Total revenues                          100.0%   100.0%    100.0%   100.0%         100.0%

Gross margin                             50.7     53.5      52.3     53.6    50.5 - 52.5

Research and development expenses        12.0     11.1      12.1     11.7    11.0 - 13.0
Selling, general & administrative
    expenses                             28.8     26.5      28.8     27.0    26.0 - 28.0
Merger-related expenses                   0.1       --       0.1       --             --
                                        ------   ------    ------   -----    -----------
Operating income                          9.8     15.9      11.3     14.9    11.5 - 13.5%

Interest income (expense) and other,
    net                                   1.0     (0.7)      1.0     (0.1)
                                        ------   ------    ------   ------
Income before income taxes               10.8     15.2      12.3     14.8

Provision for income taxes                3.0      4.5       3.6      4.3
                                        ------   ------    ------   ------
Net income                                7.8%    10.7%      8.7%    10.4%
                                        ------   ------    ------   ------
                                        ------   ------    ------   ------


GROWTH RATES

                                          Increase (Decrease) for the Three Months
                                                   Ended December 31, 1995
                                          -----------------------------------------
                                           vs. Prior Qtr.     vs. Prior Year Qtr.
                                          ----------------    --------------------
Product and other revenues                      14%                    21%

Service revenue                                  5%                    28%

Total revenues                                  13%                    22%

Gross profit                                     5%                    16%

Research and development expenses               11%                    33%

Selling, general and administrative expenses    12%                    33%

Net income                                     (10)%                  (11)%



Net income per common share                     (9)%                  (12)%


REVENUES BY GEOGRAPHY

                                       Three Months      Year      Six Months       Year
                                       Ended Dec. 31,   /Year     Ended Dec. 31,   /Year
                                       -------------              --------------

($ in millions)                         1995   1994   Increase    1995    1994   Increase
                                       -----  -----   --------    ----    ----   --------
North America (US and Canada)           $300   $274      10%      $617    $532     16%
Europe                                   225    174      29%       381     279     37%
Pacific (including Latin America)        147    102      43%       269     187     44%
                                       -----  -----    ----     -----     ----    ----
Total revenues                          $672   $550      22%    $1,267    $998     27%
                                       -----  -----    ----     -----     ----    ----
                                       -----  -----    ----     -----     ----    ----

                                         Three Months        Six Months
                                        Ended Dec. 31,     Ended Dec. 31,
                                        -------------      -------------
(as a percentage of total revenues)     1995    1994       1995    1994
                                        ----    ----       ----    ----

North America (US and Canada)            45%     50%        49%     53%
Europe                                   33%     32%        30%     28%
Pacific (including Latin America)        22%     18%        21%     19%


REVENUES BY PRODUCT LINE



                                         Three Months        Six Months
(as a percentage of product revenue,     Ended Dec. 31,     Ended Dec. 31,
                                         -------------      -------------
   excluding other revenue)              1995    1994       1995    1994
                                         ----    ----       ----    ----
High-end products (primarily the
  POWER CHALLENGE-TM-,
  CHALLENGE-Registered Trademark
  and  Onyx-TM- families)                 36%     41%        38%     42%

Desktop products (primarily from
  the Indy-TM- and Indigo(2)-TM-
  families)                               64%     59%        62%     58%




REVENUES.   The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract
payments  comprising the  remainder.   Service revenue is comprised of
hardware and software  support and maintenance.

The Company's revenues grew 22% over the year ago quarter due to increased unit shipments, particularly of the Company's desktop products, and increased service revenue from a larger installed base of products under contract.
The revenue growth rate for the second quarter represented a substantial decrease from the Company's recent growth rates of 33% for the first quarter of fiscal 1996 and 45% for fiscal 1995.

The Company believes that revenue growth was adversely affected by a combination of factors. Demand for the Company's high-end products, particularly the Onyx graphics supercomputers, was affected by the anticipated introduction of new high-end products in the third quarter, and as a result desktop products represented a higher
percentage of product  revenue  as  compared  to  recent quarters.   The  new
high-end  products are  expected  to  have  their  initial shipments  in the third quarter, with higher volumes in the fourth quarter, subject to the risks and uncertainties inherent in the process of new product
development   and   introduction.   The  uncertainty  and  temporary
shutdowns associated  with the U.S. budget impasse affected the Company's
U.S.  government business.   The  Company expects that the lingering
uncertainty associated  with the  budget  process  will continue to affect
its third  quarter  results.   The expansion and
reorganization of the Company's sales organization over the prior three quarters continued to affect productivity in the second quarter. Sales to OEM (original equipment manufacturers) customers were lower than in the same quarter a year ago.

In the desktop product category, revenue from the Indigo(2) family of workstations grew at a faster rate than the Company's overall revenue growth rate, reflecting customer acceptance of the Indigo(2) IMPACT-TM- products announced in July 1995 for initial shipment in the first and second
quarters of fiscal 1996.   Indigo(2) Impact  models  shipped  at higher
volumes than in the first quarter, as the Company continued to ramp up to full volume manufacturing of these new products. However, the Company was not able to ship all orders received and had a backlog of Indigo(2) Impact orders at the end of the quarter. The Company expects to ship its full line of Indigo(2) IMPACT products in volume in the third quarter, subject to the risks and uncertainties inherent in the process of new product development and introduction. The Company's revenue from the Indy family of desktop products grew less than the Company's overall revenue growth rate.

The  Company's North American business revenues increased 10% over the year
ago quarter.   European revenues were up 29% from the year ago quarter,  with lower than anticipated revenue growth in the major countries also reflecting the impact of economic and government spending issues. Pacific
(including Latin America) revenues were up 43% from the same quarter a year ago, with revenue from Japan unchanged as a percentage of total
revenues at approximately 12%  for the  quarter.   Fluctuations  in  the
value of the dollar versus most major currencies had a slight favorable impact on revenues for the current quarter as compared to the same quarter in fiscal 1995, but had a slight unfavorable revenue impact when compared against the first quarter of fiscal 1996.

GROSS MARGIN. The Company's gross margins for the second quarter and for the first six months of fiscal 1996 decreased as compared to the same periods in fiscal 1995. The gross margin for the second quarter of 50.7% was significantly lower than recent quarters and at the low-end of the
Company's target model  of 50.5  -  52.5%.   Gross  margins were affected by
discounts and other pricing pressures, as well as the shift in product mix to desktop products, partially offset by the shift in geographic mix
to international  sales.   The  revenue shortfall also affected gross
margins, because manufacturing overhead was spread over fewer units.

OPERATING MARGIN. The Company's operating margin for the second quarter and for the first six months of fiscal 1996 was significantly lower than in the same periods in fiscal 1995. Operating expenses grew 33% for the first quarter and 34% for the first six months of fiscal 1996 as compared to the
same periods  in fiscal  1995.   Selling  expenses increased at  a  faster
rate than operating expenses generally, reflecting investments in the sales force over the last several quarters and higher marketing expenses as the Company prepared to introduce new products. The combination of these factors with the lower than anticipated growth in revenues resulted in operating margin for the second quarter of 9.8%, below the Company's target model of 11.5% - 13.5%. In response to the lower revenue growth rate, the Company has implemented expense  control
measures,  including  a  significant reduction  in  new  hiring.   However,
due principally to the hiring and other investments made in the latter half of fiscal 1995 and the first quarter of fiscal 1996, the Company's operating expenses in the current quarter are not expected to be lower than in the second quarter of fiscal 1996. As a consequence, a rate of revenue growth higher than in the second quarter will be required to return operating margin to the Company's target model.

OTHER RESULTS. Interest income (expense) and other, net for the second quarter of fiscal 1996 was $6.7 million, reflecting an increase compared to the prior year due to larger invested cash balances net of borrowings and higher yields and realized gains on the Company's cash portfolio in fiscal 1996, offset by the Company's share of the quarterly loss realized by Interactive Digital Solutions ("IDS"), its joint venture with AT&T, and due to the $7.3 million charge in the second quarter of fiscal 1995 relating to the revaluation of the Company's long-term investment in Control Data Systems, Inc. ("CDSI"). The Company expects interest income and other, net to be significantly lower for the rest of fiscal 1996, due to lower interest rates on the reinvestment of cash from the sale of investments in the second quarter, the use of cash for the stock repurchase program, and losses expected to be realized by IDS. Interest income and other, net for the first six months of fiscal 1996 was $13.0 million, reflecting an increase compared to the first six months of fiscal 1995 due to gains realized in fiscal 1996 on the Company's cash portfolio and the $7.3 million charge in fiscal 1995 resulting from the revaluation of the Company's investment in CDSI.

TAXES.   The Company's combined federal, state and foreign effective income tax rate was 28% for the second quarter of fiscal 1996 and 29% for the first six months of fiscal 1996. These rates were calculated based on an estimated annual effective tax rate applied to income before income taxes. The tax rate for the same periods of fiscal 1995 was 29%. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries, which it intends to reinvest permanently in those operations.

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

FINANCIAL CONDITION

During the first six months of fiscal 1996, the Company's cash and cash equivalents and marketable investments decreased by $85 million. Cash was principally used for capital expenditures of $101 million and to repurchase 1,350,000 shares of common stock for $44 million for use under the Company's employee stock plans, which provided $41 million
during the same period.   Cash flows  from  operating activities were $43
million for the first six months of fiscal 1996 as compared to $133 million for the first six months of fiscal 1995. The decrease in cash flows from operating activities in fiscal 1996 as compared to fiscal 1995 principally reflects the impact of significant increases in accounts payable and other liabilities in the fiscal 1995 period.

As of December 31, 1995, the Company's principal sources of liquidity included cash and cash equivalents, and marketable investments of $695 million and up to $20 million available under a committed line of credit. These resources, and others available to the Company, should be adequate to fund the Company's projected cash needs, including the stock
repurchase program,  beyond  fiscal 1996.   The  Company  believes  that the
level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

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

MANAGEMENT INFORMATION SYSTEMS. In January 1996, the Company replaced its current information management system in the United States with a comprehensive system that will be used to manage the entire revenue cycle, including order administration, billing and collection, as well as manufacturing and finance. The Company expects that this system, when fully operational, will allow it to realize significant operational efficiencies and facilitate future growth, and it has devoted significant resources to system design, testing and training. The Company experienced some initial performance and response time problems. System adjustments implemented by the Company and its vendors have resulted in substantially improved performance, and the Company believes that it will be able to carry out key operational and reporting functions in the current quarter. The risk remains, however, that the system will not perform as anticipated, particularly as usage increases in the latter part of the quarter.

REVENUE  GROWTH.   In the latter half of fiscal 1995 and the  first  quarter
of fiscal 1996, the Company made substantial investments in its sales and marketing organizations, in new research and development programs and increased funding of existing programs, and investments in corporate infrastructure required to support significant growth. This plan involved
a number of risks, including  a higher   level   of  operating  expenses,
the  difficulty  of  attracting   and assimilating  a  large number of new
employees, and the complexities associated with managing a larger and faster growing organization.

In the first six months of fiscal 1996, the Company's revenue growth rate decreased to 27% over the prior year period, and operating margins moved below the Company's target model. A number of the factors that the Company believes have resulted in slower revenue growth, such as product transition issues, sales force productivity, and economic issues in the U.S. and major European countries, are likely to continue to affect the Company's revenue growth for the balance of the fiscal year. Although the
Company has planned  the  near-term growth   in  its  operating  expenses  on
the  basis  of  its  current  revenue expectations, operating expenses are
not expected to be lower than in the second quarter.   As a consequence, a
higher rate of revenue growth than in the second quarter will be required to return operating margins to the low-end of the target model.

PRODUCT DEVELOPMENT AND INTRODUCTION. The Company has in recent years achieved revenue growth and profitability that are well above average within the computer industry because it has been able to develop and rapidly
bring  to  volume production   highly  differentiated,  technologically
complex  and   innovative products.   The Company's future results depend on
its ability to sustain this competitive advantage. The Company is in the midst of significant new product introductions planned for fiscal 1996 and the first half of fiscal 1997, including products that replace products in the Company's high-end and desktop offerings. A number of risks are inherent in this process.

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

INTERNATIONAL OPERATIONS. Because approximately half or more of the Company's revenues are from sales outside the United States, and many key components are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates (international sales are generally denominated in foreign currencies, while the Company's accounts are in U.S. dollars), trade protection measures, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. For example, a marked short-term appreciation in the value of the U.S. dollar relative to the Japanese yen or German mark could adversely affect the Company's results. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

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

DEVELOPMENT AND ACCEPTANCE OF MIPS-Registered Trademark- RISC ARCHITECTURE. All of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

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

In January 1996, Nintendo announced that product shipments of the Ultra 64-TM- home video game system, to be shipped in Japan in April 1996, have been deferred in North America until September 1996.

INTELLECTUAL PROPERTY. The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available on terms that the Company considers reasonable, or that litigation will ensue. The Company currently has patent infringement lawsuits pending against it. The Company expects that, as the number of hardware and software patents issued continues to increase, and as the Company's business grows, the volume of these intellectual property claims will also increase.

COMPETITION.    The  computer  industry  is  highly  competitive,   with
rapid technological advances and constantly improving price/performance. As the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional UNIX workstation rivals, but also from new sources including the personal computer industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available
applications  software.   Competition  can  result  in   significant
discounting and lower gross margins.

EMPLOYEES.   The  Company's future success depends in part  on  its  ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

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

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a patent infringement case filed against it in the U.S. District Court for the Middle District of Florida (Orlando Division) in September 1995 by Martin Marietta Corp. The Company has filed a counterclaim seeking a declaratory judgment that the Martin
Marietta patent is invalid.   On November  9,  1995,  Martin Marietta filed a
request for re-examination of its patent with the U.S. Patent and Trademark Office (the "PTO"), which has been granted. Martin Marietta also filed a motion with the District Court seeking to stay the litigation pending the outcome of the patent re-examination by the PTO. Martin Marietta's motion to stay the litigation was opposed by the Company and denied by the District Court on December 12, 1995. The District Court has set a trial date for the lawsuit in February 1998.

The Company has been named as a defendant in a putative class action lawsuit entitled DEANNA BRODY, ET. AL. V. EDWARD R. MCCRACKEN, ET. AL., which was filed on January 29, 1996 in the U.S. District Court for the Northern District of California. Certain current and former executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 19 and December 29, 1995 (the "Class" Period"). The complaint alleges that the defendants violated various federal securities laws and California statutes through material
misrepresentations and omissions during the Class Period.   The Company
believes it has good defenses to the claims alleged in this lawsuit and is defending itself vigorously against this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


           10.34 Consulting Agreement dated as of December 21, 1995 between the Company and Tom Oswold.

           10.35     Addendum  to  Non-Qualified  Deferred  Compensation Plan
                     (previously filed as Exhibit 10.19 to the Company's Annual Report  on
                     Form 10-K for the year ended June 30, 1995).

           11.1      Statement of Computation of Common Shares and Common Share
                     Equivalents.

           27.1     Financial Data Schedule.


                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 1996       SILICON GRAPHICS, INC.
                                     a Delaware corporation



                                By:      Stanley J. Meresman
                                      ---------------------------
                                         Stanley J. Meresman
                                         Senior Vice President, Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


                                By:      Dennis P. McBride
                                      ------------------------------
                                         Dennis P. McBride
                                         Vice President, Controller
                                         (Principal Accounting Officer)

                         SILICON GRAPHICS, INC.

                           INDEX TO EXHIBITS


         Exhibit    Description
         ------     -----------

           10.34    Consulting Agreement dated as of
                    December 21, 1995 between the Company
                    and Tom Oswold.

           10.35    Addendum to the Non-Qualified Deferred
                    Compensation Plan (previously filed as
                    Exhibit 10.19 to the Company's Annual
                    Report on Form 10-K for the year ended
                    June 30, 1995).

           11.1     Statement of Computation of Common
                    Shares and Common Share Equivalents

           27.1     Financial Data Schedule
