Form 10-Q
period 1996-03-31
SILICON GRAPHICS INC /CA/
filed 1996-05-15
CIK 802301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.
                                          or
___     Transition  report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934. For the transition period
        from                     to                       .



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

                        Yes  X                 No ___



          As of April 30, 1996 there were 163,290,429 shares of Common
                               Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                    Page No.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets............................   3

           Condensed Consolidated Statements of Income......................   4

           Condensed Consolidated Statements of Cash Flows..................   5

           Notes to Condensed Consolidated Financial Statements.............   6

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition....................   8



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................  17

Item 6.    Exhibits and Reports on Form 8-K.................................  17

Signatures .................................................................  18

Index to Exhibits...........................................................  19










Trademarks used in this Form 10-Q: CHALLENGE, Indigo and Silicon Graphics are registered trademarks and Indigo2, InfiniteReality, Onyx and POWER CHALLENGE are trademarks of Silicon Graphics, Inc. Indy is a trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark and R5000 and R10000 are trademarks of MIPS Technologies, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   March 31,           June 30,
                                                     1996              1995(1)
                                                  -----------         ----------
ASSETS                                            (unaudited)

Current assets:
     Cash and cash equivalents..................  $  481,415         $  307,875
     Short-term marketable investments..........      37,307            208,094
     Accounts receivable, net...................     699,135            627,738
     Inventories................................     373,102            291,587
     Prepaid expenses and other current assets..      81,927             73,579
                                                  ----------         ----------
         Total current assets...................   1,672,886          1,508,873

Other marketable investments....................     153,659            264,043

Property and equipment, at cost.................     646,723            515,470
Accumulated depreciation and amortization           (330,766)          (261,024)
                                                  ----------
         Net property and equipment.............     315,957            254,446

Other assets....................................     192,551            179,257
                                                  ----------
                                                  $2,335,053         $2,206,619
                                                  ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................  $  179,006        $  165,152
     Other current liabilities..................     404,321           408,030
                                                  ----------        ----------
         Total current liabilities..............     583,327           573,182

Long-term debt and other........................     278,798           287,267

Stockholders' equity:
     Preferred stock............................      16,998            16,998
     Common stock...............................         166               161
     Additional paid-in capital.................     921,059           903,139
     Retained earnings..........................     510,756           385,915
     Accumulated translation adjustment
         and other..............................      23,949            39,957
                                                  ----------        ----------
         Total stockholders' equity ............   1,472,928         1,346,170
                                                  ----------        ----------
                                                  $2,335,053        $2,206,619
                                                  ==========        ==========


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

                             SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                     (In thousands except per share amounts)

                                                                Three Months                   Nine Months
                                                               Ended March 31,               Ended March 31,
                                                             -------------------         -----------------------
                                                               1996      1995(1)            1996        1995(1)
                                                             --------   --------         ----------   ----------
Product and other revenues...........................        $595,661   $515,756         $1,717,864   $1,402,906
Service revenue......................................          81,270     61,228            226,079      172,152
                                                             --------   --------         ----------   ----------
     Total revenues..................................         676,931    576,984          1,943,943    1,575,058

Costs and expenses:
   Cost of product and other revenues                         290,294    231,992            816,063      638,897
   Cost of service revenue...........................          39,783     31,403            117,981       87,868
   Research and development..........................          78,006     61,416            231,546      178,487
   Selling, general and administrative                        195,897    159,818            561,237      429,038
   Merger-related expenses...........................             ---        ---              1,275          ---
                                                             --------   --------         ----------   ----------
     Total costs and expenses........................         603,980    484,629          1,728,102    1,334,290
                                                             --------   --------         ----------   ----------

Operating income.....................................          72,951     92,355            215,841      240,768

Interest income and other, net                                  1,740      4,457             14,780        3,413
                                                             --------   --------         ----------   ----------
Income before income taxes...........................          74,691     96,812            230,621      244,181

Provision for income taxes...........................          21,660     28,840            66,880        72,070
                                                             --------   --------         ----------   ----------
Net income...........................................          53,031     67,972           163,741       172,111

Preferred stock dividend requirement                              ---        ---               ---            54
                                                             --------   --------         ----------   ----------
Net income available to common stockholders                  $ 53,031   $ 67,972         $  163,741   $  172,057
                                                             ========   ========         ==========   ==========

Net income per common share..........................        $   0.31   $   0.38         $     0.93   $     0.98
                                                             ========   ========         ==========   ==========

Common shares and common share
equivalents used in the calculation
of net income per common share                                173,545    177,781            176,663      174,857
                                                             ========   ========         ==========   ==========

(1) All balances reflect the June 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc., which have been accounted for as poolings of interests.

   The accompanying notes are an integral part of these financial statements.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                               Nine Months Ended March 31,
                                                               --------------------------
                                                                  1996           1995(1)
                                                               ----------        --------
Cash Flows From Operating Activities:
Net income .................................................   $  163,741        $172,111
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ...........................      100,111          76,868
   Other ...................................................        3,368          42,958
   (Increase) decrease in assets:
         Accounts receivable ...............................      (71,397)       (147,799)
         Inventories .......................................      (81,515)       (103,055)
         Prepaid expenses and other current assets .........       (8,365)         (9,620)
   Increase (decrease) in liabilities:
         Accounts payable ..................................       13,854          82,180
         Other liabilities .................................       (6,905)        100,425
                                                                                 --------
            Total adjustments ..............................      (50,849)         41,957
                                                                                 --------
   Net cash provided by operating activities ...............      112,892         214,068


Cash Flows From Investing Activities:
Capital expenditures .......................................     (146,713)        (97,853)
Increase in other assets ...................................      (34,470)         (7,836)
Available-for-sale investments:
   Purchases ...............................................     (999,515)       (462,063)
   Sales ...................................................    1,225,918         146,381
   Maturities ..............................................       50,954         170,765
Net increase in cash and cash equivalents of Alias Research
   Inc. for the six months ended July 31, 1994 and Wavefront
   Technologies, Inc. for the six months ended June 30, 1994          --           44,479
                                                               ----------        --------
   Net cash provided by (used in) investing activities .....       96,174        (206,127)

Cash Flows From Financing Activities:
Issuance of debt ...........................................        1,651           1,990
Payments of debt principal .................................      (12,809)        (13,974)
Cash dividends -preferred stock ............................         (263)           (525)
Sale of common stock .......................................       51,909          52,668
Purchase of common stock ...................................      (76,014)           --
                                                               ----------        --------
   Net cash (used in) provided by financing activities .....      (35,526)         40,159
                                                               ----------        --------

Net increase in cash and cash equivalents ..................      173,540          48,100
Cash and cash equivalents at beginning of period ...........      307,875         327,461
                                                                                 --------
Cash and cash equivalents at end of period .................   $  481,415        $375,561
                                                               ==========        ========

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

2.       Inventories.

Inventories consist of (in thousands):
                                             March 31, 1996      June 30, 1995
                                             --------------      -------------
Raw materials                                   $ 67,027            $ 43,640
Work-in-process                                  134,522              84,049
Finished goods                                    43,962              31,887
Service and marketing                            127,591             132,011
                                                --------            --------

Total inventories                               $373,102            $291,587
                                                --------            --------


3.       Stock Repurchase Program.

On October 19, 1995, the Company announced that its board of directors had authorized the repurchase of up to seven million shares of its common stock, either in the open market or in private transactions. The Company has purchased approximately 2.4 million shares since the commencement of the repurchase program at an average price of approximately $31.00 per share, including approximately 1.1 million shares purchased in the third quarter. The repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes. The repurchase program was suspended at the time the Company entered into its merger agreement with Cray Research, Inc.

4.       Credit Facility.

On February 29, 1996 the Company amended its then existing unsecured bank line of credit to provide for borrowings of up to $150 million. This line of credit was replaced with a three-year $250 million unsecured revolving credit facility pursuant to an agreement entered into on April 12, 1996 with a syndicate of banks. Interest on borrowings will be based upon either a prime, LIBOR or competitive bid rate, at the Company's option. Covenants governing the credit facility require the maintenance of certain financial ratios.

5.       Acquisition of Cray Research, Inc.

On April 2, 1996, the Company purchased 19,218,735 shares of common stock of Cray Research, Inc. ("Cray") pursuant to the Company's tender offer for such shares at $30.00 per share. The acquired shares constituted approximately 75% of the shares of Cray common stock issued and outstanding as of April 2, 1996. The Company intends to acquire the remaining outstanding Cray shares in a merger by exchanging one share of SGI common stock for each remaining outstanding share of Cray common stock in June 1996. At the effective date of the merger, SGI will also assume the outstanding Cray employee stock options. The aggregate purchase price (including acquisition costs) is estimated to be approximately $764 million in cash and common stock and options to purchase the Company's common stock. The Company obtained the necessary funds for the acquisition from cash on hand and borrowings under its existing line of credit.

The Company will account for the acquisition using the purchase method. The operations of Cray will be consolidated with those of the Company as of April 2, 1996 (the change in control date). The consolidated results of operations for the fourth quarter of 1996 will reflect a minority interest in the operating results of Cray for the period from April 2, 1996 through the date of consummation of the merger.

6.       Contingencies.

The Company was named in a securities class action lawsuit filed on January 29, 1996 in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Company and certain of its current and former executive officers and directors made material misrepresentations and omissions between October 19 and December 29, 1995. Putative derivative actions making similar allegations have since been filed against the Company and certain of its current and former executive officers and directors in the U.S. District Court for the Northern District of California (Edmund J. Janas v. Edward R. McCracken, et. al., filed March 22, 1996) and in California Superior Court for Santa Clara County (Gloria Goldblatt et. al. v. Edward R. McCracken, et. al., filed April 4,
1996). The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions. See Part II,
Item 1 for additional information.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The matters addressed in this Quarterly Report on Form 10-Q, with the exception of the historical information presented, are forward looking statements involving risks and uncertainties, including the risks discussed under the heading "Factors That May Affect Future Results" and elsewhere in this report.

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

The Company's model through the third quarter of fiscal 1996 has included the following financial targets (as a percentage of total revenues):

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

The financial target model is one management tool that the Company uses to run its business and measure its performance. It is not a prediction of future results, although many of the Company's forward-looking statements contained in this report are expressed in the context of the target model. The actual results for any particular period, including the current quarter, may vary substantially from the model for numerous reasons including but not limited to the Company's ability to attain planned revenue growth. See "Factors That May Affect Future Results." Also, in certain periods the Company may intentionally operate outside the model. In addition, the financial target model itself is subject to revision from time to time to reflect new strategies, competitive changes or other developments. For example, the Company anticipates that the financial target model will change as a result of its acquisition of Cray Research, Inc. See "Impact of Cray Acquisition."

The financial target model is described above to provide a framework for the Company's discussion and analysis of its results of operations. The Company does not intend to provide updated information about its planning model or its performance relative to the model in any period, other than in the context of management's discussion and analysis in the Company's Quarterly Reports on Form 10-Q.

Operating Items as a Percentage of Total Revenues
- --------------------------------------------------------------------------------
(percentages may not add due to rounding)

                                                  Three Months          Nine Months
                                                 Ended Mar. 31,        Ended Mar. 31,
                                                ----------------      ----------------        Target
                                                 1996      1995        1996      1995          Model
                                                ------    ------      ------    ------      -----------
Product and other revenues ...............       88.0%     89.4%       88.4%     89.1%
Service revenue ..........................       12.0      10.6        11.6      10.9
                                                -----     -----       -----     -----
Total revenues ...........................      100.0     100.0%      100.0%    100.0%            100.0%

Gross margin .............................       51.2      54.3        52.0      53.9       50.5 - 52.5

Research and development expenses ........       11.5      10.6        11.9      11.3       11.0 - 13.0
Selling, general & administrative expenses       28.9      27.7        28.9      27.2       26.0 - 28.0
Merger-related expenses ..................         --        --         0.1        --                --
                                                -----     -----       -----     -----       -----------
Operatin margin ..........................       10.8      16.0        11.1      15.3       11.5 - 13.5%

Interest income and other, net ...........        0.3       0.8         0.8       0.2
                                                -----     -----       -----     -----
Income before income taxes ...............       11.0      16.8        11.9      15.5

Provision for income taxes ...............        3.2       5.0         3.4       4.6
                                                -----     -----       -----     -----
Net income ...............................        7.8%     11.8%        8.4%     10.9%
                                                =====     =====       =====     =====


Growth Rates
- --------------------------------------------------------------------------------
                                        Increase (Decrease) for the Three Months
                                                  Ended March 31, 1996
                                        ----------------------------------------
                                        vs. Prior Qtr.       vs. Prior Year Qtr.
                                        ----------------------------------------

Product and other revenues                     *                      15%
Service revenue                                9%                     33%
Total revenues                                 1%                     17%
Gross profit                                   2%                     11%
Research and development expenses             (3)%                    27%
Selling, general and administrative
     expenses                                  1%                     23%
Net income                                     1%                    (22)%
Net income per common share                    3%                    (18)%

- -------------------------
*  Less than one percent.

Revenues by Geography
- --------------------------------------------------------------------------------

                                          Three Months                       Three Months
                                         Ended Mar. 31,        Year         Ended Mar. 31,         Year
                                         --------------       /Year        ----------------       /Year
($ in millions)                           1996    1995       Increase       1996      1995       Increase
                                          ----    ----       --------      ------    ------      --------

North America (US and Canada)             $314    $284         11%         $  931    $  816        14%
Europe                                     196     163         20%            577       442        31%
Pacific (including Latin America)          167     130         29%            436       317        38%
                                          ----    ----         ---            ---    ------        ---
Total revenues                            $677    $577         17%         $1,944    $1,575        23%
                                          ====    ====         ===         ======    ======        ===


                                            Three Months          Nine Months
                                           Ended Mar. 31,        Ended Mar. 31,
                                           --------------        --------------
(as a percentage of total revenues)        1996      1995        1996      1995
                                           ----      ----        ----      ----

North America (US and Canada)              46%        49%        48%       52%
Europe                                     29%        28%        30%       28%
Pacific (including Latin America)          25%        23%        22%       20%



Revenues by Product Line
- --------------------------------------------------------------------------------

(as a percentage of product revenue,        Three Months          Nine Months
excluding other revenue)                   Ended Mar. 31,        Ended Mar. 31,
                                           --------------        --------------
                                           1996      1995        1996      1995
                                           ----      ----        ----      ----
High-end products (primarily the
POWER CHALLENGE(TM), CHALLENGE(R)
and Onyx(TM)families)                      36%        38%        37%        41%

Desktop products (primarily from
the Indy(TM)and Indigo2(TM)families)       64%        62%        63%        59%




Revenues. The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenues, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenues grew 17% over the year ago quarter due to increased unit shipments and increased service revenue from a larger installed base of products under contract. The revenue growth rate for the third quarter represented a decrease from the Company's recent year-over-year growth rates of 22% for the second quarter of fiscal 1996 and 33% for the first quarter of fiscal 1996.
Demand was strong for the Company's new products introduced in January 1996, including new InfiniteReality(TM) high-end graphics subsystems and desktop, server and supercomputer systems incorporating the new MIPS RISC(R) R10000(TM) and R5000(TM) microprocessors. These products had their initial shipments in the third quarter. However, the Company was not able to ship all orders received for these newly-introduced products, due in large part to limited availability of components. The Company expects these products to ship at higher volumes in the fourth quarter, as they ramp up to full volume manufacturing, subject to continuing risks of component availability and other risks and uncertainties inherent in the process of new product development and introduction. Product mix for the third quarter shifted slightly toward desktop products as compared to the year ago quarter, as the Company's inability to ship its newly-introduced products in full quantity had a greater impact on the new high-end products.

The Company's North American business revenues increased 11% over the year ago quarter. European revenues were up 20% from the year ago quarter. Pacific (including Latin America) revenues were up 29% from the same quarter a year ago, with revenues from Japan increasing as a percentage of total revenues at approximately 16% for the quarter as compared to 15% in the same quarter a year ago. Currency fluctuations had a slightly unfavorable impact on revenues for the current quarter as compared to the same quarter in fiscal 1995, and no significant impact when compared against the second quarter of fiscal 1996.

Gross Margin. The Company's gross margins for the third quarter and for the first nine months of fiscal 1996 were within the target financial model but below that recorded in the same periods in fiscal 1995. The gross margin for the third quarter of 51.2% decreased from the year ago quarter primarily due to discounts and other pricing pressures, partially offset by favorable mix within product families. The gross margin for the first nine months of fiscal 1996 was similarly affected.

Operating Margin. The Company's operating margin for the third quarter and for the first nine months of fiscal 1996 was significantly lower than in the same periods in fiscal 1995. Operating expenses, excluding merger expenses, grew 24% for the third quarter and 30% for the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. These year-to-year increases were due principally to the hiring and other investments made in late fiscal 1995 and early fiscal 1996.

In response to the lower revenue growth rate in recent quarters, the Company has implemented expense control measures enabling it to maintain operating expenses for the third quarter essentially unchanged from the second quarter. However, the lower than anticipated growth in revenues resulted in operating margin for the third quarter of 10.8%, below the Company's target model of 11.5% to 13.5%. The Company's operating expenses in the current quarter (before consolidation of Cray's financial results) are expected to be somewhat higher than in the third quarter of fiscal 1996. As a consequence, whether operating margin (exclusive of Cray's financial results) will return to the Company's target model in the fourth quarter will depend on the quarter to quarter growth in the Company's revenues. On a combined basis, the Company expects to operate below the revised financial target model for at least the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. See "Impact of Cray Acquisition" below.

Other Results. Interest income and other, net for the third quarter of fiscal 1996 was $1.7 million, reflecting a decrease compared to the prior year due to lower invested cash balances net of borrowings and the Company's share of the quarterly loss realized by Interactive Digital Solutions ("IDS"), its joint venture with AT&T, which was formed in June 1995. Interest income and other, net for the third quarter also was significantly lower than for the prior quarters of fiscal 1996, due to investment gains realized in the prior quarters, lower interest rates on the reinvestment of cash from the sale of investments in the prior quarters, the use of cash for the stock repurchase program, and losses realized by IDS. Interest income and other, net for the first nine months of fiscal 1996 was $14.8 million, reflecting an increase compared to the first nine months of fiscal 1995 due to gains realized in fiscal 1996 on the Company's cash portfolio and the $7.3 million charge in fiscal 1995 resulting from the revaluation of the Company's investment in Control Data Systems, Inc.

The Company expects to incur net interest expense through fiscal 1997 due primarily to significantly lower invested cash balances net of borrowings following the acquisition of Cray.

Taxes. The Company's combined federal, state and foreign effective income tax rate was 29% for the third quarter and the first nine months of fiscal 1996. These rates were calculated based on an estimated annual effective tax rate applied to income before income taxes. The tax rate for the same periods of fiscal 1995 was 30%. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries, which it intends to reinvest permanently in those operations.

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

Financial Condition

During the first nine months of fiscal 1996, the Company's cash and cash equivalents and marketable investments decreased by $108 million. Cash was principally used for capital expenditures of $147 million and to repurchase 2,452,600 shares of common stock for $76 million for use under the Company's employee stock plans. Employee stock plans provided $52 million during the same period. Cash flows from operating activities were $113 million for the first nine months of fiscal 1996 as compared to $214 million for the first nine months of fiscal 1995.

Cash flows from operating activities declined compared to the prior year as a result of lower earnings as well as a larger increase in non-cash working capital. Accounts receivable and inventories grew at a slower rate than in fiscal 1995. Operating liabilities grew nominally in fiscal 1996 in contrast to significant growth in fiscal 1995, particularly in accounts and taxes payable. The growth in accounts receivable in fiscal 1996 reflects both higher sales levels and longer collection cycles. The growth in inventories reflects the requirements to support higher sales levels, as well as the newly-introduced systems left incomplete or unshipped at the end of the third quarter.

As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents, and marketable investments of $672 million and up to $150 million available under a committed line of credit. In April 1996, the Company paid $576 million for the purchase of 19.2 million shares of the outstanding common stock of Cray Research, Inc. and replaced its committed line of credit with a three-year $250 million revolving credit facility. The Company's cash and marketable investments, along with the credit facility, cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital in anticipation of future needs.

Impact of Cray Acquisition

The Company acquired approximately 75% of the outstanding common stock of Cray Research, Inc. ("Cray") for $576 million in a tender offer that closed on April 2, 1996. The Company expects to acquire the remaining Cray shares in a merger by exchanging one share of SGI common stock for each remaining outstanding share of Cray common stock in June 1996. As a result, Cray's results will be consolidated with the Company's for the fourth quarter of fiscal 1996, subject to adjustment for the minority interest held by public stockholders prior to the closing of the merger. The Cray acquisition will affect the Company's business and financial results in a number of ways, some of which are discussed below.

Business Model. The Company expects its product and service gross margins to be lower following the acquisition than is the case in its current business, reflecting Cray's lower gross product margins and its much lower service gross margins. The Company expects to achieve synergies and implement other changes over time that will moderate but not eliminate the impact of these differences in Cray's business model on the combined organization. As a result, the Company expects to modify its financial target model. See "Results of Operations" for a discussion of the current financial target model. The Company's results will also be affected by the short-term impacts discussed below under "Accounting Effects", which are not reflected in the revised financial target model.

The revised model will include the following financial targets (as a percentage of total revenues):

          Gross margin                                       49.0% - 51.0%
          Research and development                           10.5% - 12.5%
          Selling, general and administrative                25.0% - 27.0%
                                                             -------------
          Operating margin                                   11.5% - 13.5%

The Company expects to operate below the revised financial target model for at least the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997.

Accounting Effects. The aggregate purchase price (including acquisition costs) is estimated to be approximately $764 million in cash, common stock and options to purchase common stock. The acquisition will be accounted for using the purchase method. Several merger-related accounting factors will affect the Company's reported financial results in fiscal 1996 and 1997:

         - The Company expects to record a charge in the range of $90 to $100 million in the fourth quarter of fiscal 1996 for purchased in-process technology that has not reached technological feasibility and that has no alternative future use.
         - Because purchase accounting requires that purchased work-in-process and finished goods be written up to fair value, gross margins will be adversely affected in the fourth quarter of fiscal 1996 and fiscal 1997 as the inventory is sold to customers. The Company currently expects this gross margin impact to be in the range of $10 to $20 million in the fourth quarter of fiscal 1996 and $60 to $70 million in fiscal 1997.
         - The Company expects to incur additional integration costs as the Cray and Silicon Graphics organizations are combined over the next several quarters.

The final valuations of in-process technology and inventory are subject, among other things, to completion of the merger and appraisals.

Factors That May Affect Future Results

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Period to Period Fluctuations. The Company's operating results may fluctuate for a number of reasons. Other than in Cray's business, the Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenues will continue to grow, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of large Cray systems may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenues, the mix of high-end and desktop products and application software and the mix of configurations within these product categories.

The Company's results have followed a seasonal pattern, with stronger sequential growth in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers. Sales of Cray systems generally reflect sequential growth from quarter-to-quarter through the calendar year.

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Product Development and Introduction. The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company recently introduced a number of significant new products and plans to introduce more in the first half of fiscal 1997, including products that replace current products. A number of risks are inherent in this process.

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

Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. In order to minimize product transition issues, the Company generally announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. In the case of the Cray product line, new products are generally announced well in advance of availability, due to the longer sales cycle for these systems. The Company's results could be adversely affected by such factors as development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new products.

Acquisition of Cray. The acquisition of Cray will require, among other things, integration of the Cray organization, business infrastructure and product offerings with those of the Company in a way that enhances the performance of the combined business. The challenges posed by the acquisition include the management of a business with a different approach to product design, manufacturing and sales and service, the development of a consolidated product road map from a number of incompatible products and the integration of several geographically separated research and development centers. The success of this process will be significantly influenced by the Company's ability to retain key management, sales, and research and development personnel. The integration process will also require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company.

There are several other aspects of Cray's business that are different from the Company's current business and may affect the operations of the combined business:

         - Government agencies and research institutions represent a major customer group for Cray products. Following the acquisition, a greater percentage of the Company's revenues will be derived from sales to such customers, whose purchasing decisions may be adversely affected by reductions or changes in government spending.
         - International sales of Cray's products are more likely to be subject to export licensing constraints than international sales of the Company's current products.
         - Cray derives a significant portion of its revenues from the sale of a small number of large systems, which generally have a longer sales cycle. Cray's periodic operating results are significantly influenced by the number of Cray systems accepted by customers in that period, the configuration of the systems accepted and whether a system is sold or leased. Changes affecting even a small number of systems can have significant financial implications.
         - At March 31, 1996, the contract value of Cray's backlog was $438 million (not all of which is expected to be installed in calendar
              1996) including approximately $172 million in orders from U.S. government agencies or related commercial customers. In general, these customers place orders that include standard termination for convenience clauses used in most U.S.
              government contracts.

Revenue Growth. In late fiscal 1995 and early fiscal 1996, the Company made substantial investments in its sales and marketing organizations, in new research and development programs and increased funding of existing programs, and investments in corporate infrastructure required to support significant growth. This plan involved a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization.

In the first nine months of fiscal 1996, the Company's revenue growth rate decreased to 23% over the prior year period, and operating margins moved below the Company's target model. The Company's operating expenses in the current quarter are expected to be somewhat higher than in the third quarter of fiscal 1996. As a consequence, whether operating margin will return to the Company's target model in the fourth quarter will depend on the quarter to quarter growth in revenues.

International Operations. Because more than half of the Company's revenues are from sales outside the United States, and many key components are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates (international sales are generally denominated in foreign currencies, while the Company's accounts are in U.S. dollars), trade protection measures, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. For example, a marked short-term appreciation in the value of the U.S. dollar relative to the Japanese yen or German mark could adversely affect the Company's results. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

Sales in foreign countries are generally priced in local currencies and are thus subject to the effects of currency exchange fluctuations. The Company attempts to reduce the impact (positive or negative) of currency fluctuations on net income primarily through the use of forward exchange contracts and foreign currency options that hedge foreign currency denominated receivables between the parent and its international subsidiaries. The Company has generally not hedged capital expenditures, investments in subsidiaries, inventory purchases or most future international revenues, although it periodically evaluates its hedging practices.

Management   Information   System.   The  Company  replaced  its  United  States
information management system in the third quarter of fiscal 1996 with a comprehensive system used to manage the entire revenue cycle, including order administration, billing and collection, as well as manufacturing and finance. The Company expects that the system will provide operational efficiencies and support future growth. However, as the system has been in operation for a relatively short period, there remains a risk of functional or performance difficulties, particularly in light of the higher volume of transactions normally experienced in the fourth fiscal quarter.

Development and Acceptance of MIPS(R) RISC Architecture. Most of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

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

Competition. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most of the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional UNIX workstation rivals and Cray's traditional supercomputing competitors, but also from new sources including the personal computer industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

Employees. The Company's future success depends in part on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

Business Disruption. The Company's corporate headquarters, including most of its research and development operations and manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is predominantly self-insured for losses and business interruptions of this kind.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a putative class action lawsuit entitled Deanna Brody, et. al. v. Edward R. McCracken, et. al., which was filed on January 29, 1996 in the U.S. District Court for the Northern District of California. Certain current and former executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 19 and December 29, 1995 (the "Class Period"). The complaint alleges that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the Class Period. Putative derivative actions making similar allegations have since been filed against the Company and certain of its current and former executive officers and directors in the U.S. District Court for the Northern District of California (Edmund J. Janas v. Edward R. McCracken, et. al., filed March 22, 1996) and in California Superior Court for Santa Clara County (Gloria Goldblatt et. al. v. Edward R. McCracken, et. al., filed April 4, 1996). The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.36 Consulting Agreement dated as of March 5, 1996 between the Company and Wei Yen.

         10.37   Credit Agreement dated as of April 12, 1996.

         10.38 1996 Supplemental Non-Executive Equity Incentive Plan and form of stock option agreement.

         11.1    Statement of Computation of Per Share Earnings.

         27.1    Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1996                              SILICON GRAPHICS, INC.
                                                  a Delaware corporation




                                             By:  /s/ Stanley J. Meresman
                                                  ------------------------------
                                                  Stanley J. Meresman
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)




                                             By:  /s/ Dennis P. McBride
                                                  ------------------------------
                                                  Dennis P. McBride
                                                  Vice President, Controller
                                                  (Principal Accounting Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS


Exhibit              Description
- -------              -----------

   10.36 Consulting Agreement dated as of March 5, 1996 between the Company and Wei Yen.

   10.37             Credit Agreement dated as of April 12, 1996.

   10.38 1996 Supplemental Non-Executive Equity Incentive Plan and form of stock option agreement.

   11.1              Statement of Computation of
                     Common Shares and Common Per Share Earnings.

   27.1              Financial Data Schedule.