Form 10-K
period 1996-06-30
SILICON GRAPHICS INC /CA/
filed 1996-09-30
CIK 802301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended June 30, 1996.

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from       to      .

                         Commission File Number 1-10441
                             SILICON GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  94-2789662
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

      2011 North Shoreline Boulevard, Mountain View, California 94043-1389
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (415) 960-1980


           Securities registered pursuant to Section 12(b) of the Act:
                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                      ON WHICH REGISTERED:
               -------------------                      --------------------
          Common Stock, $0.001 par value               New York Stock Exchange
          Preferred Share Purchase Rights              New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X          No
                                                 -----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 3, 1996 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $3,726 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            AS OF SEPTEMBER 3, 1996, THE REGISTRANT HAD OUTSTANDING
                       173,158,255 SHARES OF COMMON STOCK.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 30, 1996 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (Parts I, II and IV).

                                     PART I


ITEM 1.  BUSINESS


GENERAL


     Silicon Graphics provides computing solutions that range from cost-effective high performance desktop workstations to database and compute servers to Cray Research supercomputers. The Company's systems enhance the productivity of organizations engaged in technical, scientific, corporate and entertainment applications across a wide range of industries.



     Silicon Graphics' Cray Research subsidiary, acquired in fiscal 1996, provides supercomputing tools and services to help solve customers' most challenging problems. Another subsidiary, MIPS Technologies, designs the industry-leading MIPS-Registered Trademark- RISC microprocessor. The Company licenses its designs to semiconductor partners, who manufacture MIPS microprocessors for use in the computer, embedded control and consumer markets. The Company's Alias|Wavefront subsidiary provides innovative animation and advanced modeling software for entertainment and industrial applications.


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

     The Company's core technologies are:

     GRAPHICS Leading graphics performance has been a distinguishing characteristic of Silicon Graphics' products since its inception. The Company's systems use its proprietary dedicated graphics subsystems, which not only provide strong graphics capability but also improve overall system performance by freeing up the central microprocessor for other tasks. These subsystems, such as the Onyx-TM- InfiniteReality-TM- and Indigo2 Impact-TM-family of graphics subsystems, perform complex functions that allow the user to render, display and manipulate realistic 3D objects and images in real time. In addition, Silicon Graphics has developed the OpenGL-Registered Trademark-, an application programming interface (API) that evolved from the Company's IRIS GL-TM- API and has become an industry standard for developing 2D and 3D graphics applications. The OpenGL API is controlled by an independent architecture review board that governs its direction and is licensed to more than 30 leading companies, including all of the principal UNIX-Registered Trademark- workstation manufacturers.


     RISC MICROPROCESSORS The acquisition of MIPS Computer Systems in 1992 gave the Company ownership of what it believes to be the industry's leading reduced instruction set computing (RISC) technology, and the Company continues to devote substantial resources to extending this technology. Since 1992, the Company and its semiconductor partners have developed and introduced several new families of MIPS RISC microprocessors optimized for use in products ranging from consumer electronic products to high-performance supercomputers.

     SCALABLE COMPUTING The ability to build computer systems that use more than one processor without major changes in applications software has been an important factor in the performance of the Company's systems, particularly for the technical and scientific markets. This multiple CPU design optimizes the performance of a single application or maximizes system throughput when handling many applications or users at one time. Silicon Graphics' substantial investments in symmetric multiprocessing since the late 1980s have enabled it to become the leading supplier of low and midrange supercomputers. The acquisition of Cray Research in 1996 has enhanced the Company's capability to deliver large multiprocessing systems involving hundreds of processors.

     DIGITAL MEDIA Digital media integrates 3D graphics, animation and text with video, audio and video conferencing capabilities. The Company believes that digital media technology delivers a fundamentally better way to work and communicate, especially in a networked computing environment enabling cooperative work in real-time. Examples include "collaborative engineering", where engineers in different countries share visual information and work concurrently on 3D models and designs.

COMPUTER SYSTEM PRODUCTS

     The Company's computer systems range from desktop workstations to servers and supercomputers. All of these systems (other than the current Cray Research product families) are designed around MIPS RISC microprocessors developed by MTI and the IRIX-TM- operating system, which is the Company's enhanced version of the System V Release 4 (SVR4) UNIX operating system. The IRIX operating system includes the Indigo Magic-TM- user environment, a complete family of tools including desktop utilities, digital media applications and collaborative tools. Because of their common microprocessor and operating system technology, the Company's systems generally are binary-compatible, meaning that software applications run without modification across the entire product line.

DESKTOP SYSTEMS

     Silicon Graphics desktop workstations combine key elements of workgroup collaboration, interactive media and computing at a range of prices and performance. Systems in this family can be used for tasks as diverse as manipulating 3D models for computer-aided design (CAD), crunching numbers for chemistry and geographic information systems applications, or functioning as a tool for video editing, animation rendering, technical publishing, World Wide Web and intranet authoring and serving, and software development.

     INDY The Indy-TM- family of entry-level desktop workstation features advanced 3D graphics and imaging, real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The Indy has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring.

     INDIGO(2) The Indigo(2)-TM- family of workstations is designed to provide the strongest graphics and computational capability available in the desktop category, for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, architectural design and professional audio and video production.


     WEBFORCE The WebFORCE-TM- family of computer systems, one of the first product lines for creating and serving content for the World Wide Web, integrates hardware and software for professional Web content authoring and commercial Web serving, and includes Indy and Indigo(2) Impact desktop systems as well as Challenge-Registered Trademark- servers.

HIGH END SYSTEMS

     ONYX This family of graphics supercomputers uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with the Onyx systems include the InfiniteReality and Reality Engine(2)-TM- graphics subsystems. The Onyx family is well-suited for applications such as computational chemistry, oil and gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing, visual simulation, medical imaging and chemistry, interactive entertainment and digital film and video production.

     CHALLENGE The Challenge family of network resource servers includes a range of capabilities, from single processor deskside systems used by small to mid-size workgroups up to systems employing dozens of processors and capable of supporting enterprise-wide distributed computing environments. Challenge servers efficiently store, manage and move large amounts of audio, video and graphics data as well as traditional databases and textual data for a wide range of commercial and other applications. Key uses include data mining (to analyze and organize database information), product data management for manufacturing, and commercial transaction processing. Challenge servers also are used as media servers, World Wide Web site servers and file servers.

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

CRAY RESEARCH PRODUCTS


     Cray Research, founded in 1973 and acquired by the Company in 1996, is the world's leading supplier of advanced supercomputers. Cray Research has continued as a separate division of Silicon Graphics focused on the high end of the supercomputing market. Cray Research is working closely with the Silicon Graphics advanced systems division to develop and introduce over the next several years an integrated family of highly scalable systems that will eventually cover the full range from affordable deskside servers to the world's most powerful supercomputers.

     The CRAY T90-TM- family of supercomputers deliver maximum performance for vectorized supercomputing applications. The large memory bandwidth of T90 systems make them ideal for problems involving huge amounts of data, such as weather and climate modeling and large-scale auto engineering.

     The CRAY J90-TM- family uses low-cost CMOS technology to deliver affordable supercomputing for vectorized applications like molecular modeling, ecosystem simulation, medical imaging and vehicle dynamics simulation.

     The CRAY T3E-TM- highly scalable supercomputing systems employ a massively parallel architecture ranging from 16 to as many as 2,048 processors for a broad range of scientific and industrial applications as diverse as petroleum exploration, aerospace enginering and traffic system simulation.

MIPS RISC MICROPROCESSORS

     All of the Company's system products (other than the current Cray Research families) incorporate the MIPS RISC microprocessor architecture. The Company's MIPS RISC microprocessor designs incorporate a general purpose architecture and instruction set designed for high performance over a wide range of applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions. The versatility of the MIPS

RISC architecture makes it suitable for computer applications from entry-level desktop systems up to supercomputers.


     MIPS RISC microprocessors are also used in a wide variety of noncomputer applications, including disk drives, printers and copiers and, increasingly, consumer electronics products. Silicon Graphics computers represent only a small percentage of the worldwide consumption of MIPS RISC microprocessors.


     The Company does not manufacture or sell MIPS RISC microprocessors and related devices. It licenses its designs to "semiconductor partners" who manufacture and sell the parts. The Company's current licensees are:
Integrated Device Technology, Inc.; LSI Logic Corporation; NEC Corporation; NKK Corporation; Philips Semiconductor; and Toshiba Corporation. Each semiconductor partner paid an initial license fee at the beginning of the license period and pays unit royalties based upon sales.


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

     The Company's Alias|Wavefront division supplies modeling and animation application software used by creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products include Alias PowerAnimator-TM-, Alias Studio-TM-, and Wavefront Composer-TM-. Alias|Wavefront has also announced the next generation Maya-TM- product architecture, which will be incorporated in products beginning in fiscal 1997. Alias|Wavefront is based in Toronto, Canada with sales offices across North America, Europe and Asia and worldwide distribution.

     In fiscal 1996 the Company introduced the Cosmo-TM- family of content creation, browsing and management tools for the World Wide Web and intranet markets. The Cosmo products are intended to facilitate the creation of media-rich three dimensional environments and especially to take advantage of the power of the industry standard Virtual Reality Modeling Language (VRML) developed by Silicon Graphics.

MARKETING, SALES AND DISTRIBUTION

     The Company sells its products through its own direct sales force and through several indirect channels. In fiscal 1996 direct sales accounted for approximately half of the Company's product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. The Company serves smaller international markets through distributors.

     The principal indirect channels through which the Company operates are the following:

     _       VARS, or value added resellers, are software companies that develop or customize their proprietary software specifically for use with the special graphics hardware of the Company's workstations. VARs purchase workstations from the Company or its North American distributor, incorporate their applications software and resell the systems to end-users.

     _       VADS, or value added dealers, are typically direct sales
          organizations that sell primarily into a single vertical market and incorporate appropriate specialized third-party software with the Company's hardware for sale to their customers.

     _       OEM ("original equipment manufacturer") customers generally are computer systems vendors that customize applications software for use on the Company's workstations and sell turnkey systems under the OEM's product name. OEMs also provide independent marketing, service and support programs to their customers. The Company's principal OEMs include Tandem Computers Incorporated and Siemens Nixdorf AG.

     _       SYSTEMS INTEGRATORS include Silicon Graphics systems in much larger systems customized for use by the federal government and large commercial clients.

     Information with respect to international operations and export sales may be found on page 60 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference. See also "Risks That Affect Our Business" below. Although no customer accounted for 10% or more of the Company's total revenues for fiscal 1996, 1995 or 1994, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results.

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

     The Company typically provides a standard "return to factory" hardware warranty against defects in materials and workmanship for periods of up to one year.


RESEARCH AND DEVELOPMENT

     The Company's research and development program is directed principally toward maintaining and enhancing the Company's competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing its computing architectures, MIPS RISC microprocessors, graphics subsystems, VLSI technology, compiler software, operating system, applications software and development tools. Simultaneously, the Company seeks to develop new ways in which to increase product reliability, reduce manufacturing costs and improve product development lead times.


     During fiscal 1996, 1995 and 1994, the Company spent approximately $353 million, $248 million and $191 million, respectively, on research and development. Those amounts represented 12.1%, 11.1% and 12.4%, respectively, of revenues.

MANUFACTURING

     The Company's manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. All products are subjected to substantial environmental stress and electronic testing prior to shipment to customers. The Company primarily manufactures and ships its products from its main facility in Mountain View, California and the Cray

Research facility in Chippewa Falls, Wisconsin. The Company also has a European manufacturing and support center near Neuchatel, Switzerland.

     The Company continually evaluates the allocation of manufacturing activities among the Company's own operations and those of suppliers and subcontractors. This allocation may be affected by fluctuations in the volume of business, geopolitical, economic and technological developments and other factors.


     The Company attempts to utilize standard parts and components available from multiple vendors rather than to integrate its manufacturing operations vertically. The Company believes that there are a number of competent vendors for most of the parts and components used in its system products. In certain circumstances, despite the availability of multiple sources, the Company may select a single source or a very limited number of sources in order to maintain quality or price control or to develop a more strategic relationship with the supplier.

     Reliance on single or limited source vendors involves several risks, including the possibility of a shortage of certain key components that meet the Company's product specifications and reduced control over delivery schedules, manufacturing yields, quality and costs. These issues tend to be especially acute in the early or "ramp-up" stage as the Company attempts to reach volume production of new products. In particular, the Company is dependent on a limited number of semiconductor manufacturers with state of the art fabrication facilities. During fiscal 1996, for example, the Company was dependent on a single supplier, NEC, for the great majority of its requirements of MIPS R10000 microprocessors, a dependency that will continue through at least the first half of fiscal 1997 until a second source begins volume production. Other components for which the Company currently does not have multiple sources include certain application-specific integrated circuits ("ASICs"). These are currently obtained from IBM, LSI Logic, Motorola, VLSI Technology and Toshiba. Components available from limited sources include floating point coprocessors and certain memory circuits.

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

     Many of the Company's suppliers are located outside the United States, especially in Japan. The prices of parts from these suppliers have been and may be affected significantly by such factors as protectionist measures and changes in currency exchange rates between the United States and other countries. In addition, changes in the availability of certain memory chips (DRAMs, SRAMs and VRAMs) have caused, and in the future may cause, significant changes in their prices.

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

     The Company's principal competition has historically come from other workstation and computer system manufacturers and, to a lesser extent, from graphics subsystem and terminal vendors and graphics integrated circuit manufacturers. The principal workstation and computer manufacturers that compete in the Company's markets are Digital Equipment, Hewlett Packard, IBM and Sun Microsystems. The Company is facing increasing competition at the lowest end of the workstation market from systems based on personal computer technologies such as the Windows NT operating system, Intel microprocessors and graphics acceleration cards.

     In the high end of the supercomputer market, the Company faces competition from IBM as well as from NEC, Hitachi and Fujitsu. In the applications software market and certain other emerging markets the Company's principal competitor is Microsoft.

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

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. Other than in the Cray Research business, the Company has short delivery cycles and as a result generally does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis that its revenue will continue to grow, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of large Cray systems may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

The Company's results have followed a seasonal pattern, with stronger sequential growth in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers. Sales of Cray Research systems generally reflect sequential growth from quarter-to-quarter through the calendar year.

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

PRODUCT DEVELOPMENT AND INTRODUCTION The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. The Company plans to introduce several new product families in the first half of fiscal 1997, including products that will replace virtually the entire current product line. A number of risks are inherent in this process.

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

Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. In order to minimize product transition issues, the Company often announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. In the case of the Cray Research product line, new products are generally announced well in advance of availability, due to the longer sales cycle for these systems. The Company's results could be adversely affected by such factors as development delays, quality or yield problems experienced by suppliers, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new products. On September 25, 1996 the Company announced that its revenues for the first quarter of fiscal 1997 would be only slightly higher than for the same period in the prior year and that its net income for that period would be materially below expectations. The results for the quarter are attributable, at least in part, to customer anticipation of new high-end and desktop products that the Company plans to introduce in October 1996.

COMPETITION The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most of the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional UNIX workstation rivals and Cray's traditional supercomputing competitors, but also from new sources including the personal computer industry. In particular, during fiscal 1996 the Company experienced increasing competition at the lowest end of its business from workstations based upon the Intel Pentium microprocessor, Microsoft's Windows NT operating system, and a variety of 3-D graphics acceleration cards. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

VOLUME STRATEGY The Company believes that its long-term success is dependent on achieving substantial increases in unit volumes over the next several years. The Company has created a new business unit, the Silicon Desktop Group, with the charter of implementing a comprehensive strategy for increasing volumes of desktop products, including new product development, greater emphasis on lower-cost manufacturing and the strengthening of indirect distribution channels. Risks associated with this strategy include:

     - increased direct competition with the personal computer industry, portions of which have been seeking to move upmarket to compete with low-end workstations (see "Competition");
     - the impact of lower gross margins, to the extent not mitigated by savings in distribution costs and other operating expenses; and
     - the extent to which the Company is able to adapt its manufacturing and service philosophies to the demands of higher volumes and lower costs.

ACQUISITION OF CRAY RESEARCH The acquisition of Cray Research will require, among other things, integration of the Cray Research organization, business infrastructure and product offerings with those of the Company in a way that enhances the performance of the combined business. The challenges posed by the acquisition include the management of a business with a different approach to product design, manufacturing and sales and service, the development of a consolidated product road map from a number of incompatible products and the integration of several geographically separated research and development centers. The success of this process will be significantly influenced by the Company's ability to retain key management, sales, and research and development personnel. The integration process will also require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company.

There are several other aspects of Cray Research's business that are different from the Company's current business and may affect the operations of the combined business:

     - Government agencies and research institutions represent a major customer group for Cray Research products. As a result of the acquisition, a greater percentage of the Company's revenue will be derived from sales to such customers, whose purchasing decisions may be adversely affected by reductions or changes in government spending.
     - International sales of Cray Research's products are more likely to be subject to export licensing constraints than international sales of the Company's current products.
     - Cray Research derives most of its revenue from the sale of a small number of large systems, which generally have a longer sales cycle. Revenue for these systems is recognized at customer acceptance rather than upon shipment. Cray Research's results for any period are significantly influenced by the number and mix of systems accepted and whether a system is sold or leased. Changes affecting even a small number of systems can have significant financial implications.
     - At June 30, 1996, the combined Company's backlog was $572 million, representing orders scheduled to ship during fiscal 1997. This backlog primarily consists of orders for Cray Research T90 and T3E systems, which only recently had their first commercial shipments.

IMPACT OF GOVERNMENT CUSTOMERS A significant portion of the Company's revenue is derived from sales to the U.S. government, either directly by the Company or through system integrators and other resellers. This proportion will increase as the result of the Cray Research acquisition. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience. In the second quarter of fiscal 1996, for example, the Company's results were adversely affected by purchasing slowdowns related to the federal government budget impasse.

GLOBAL FINANCIAL MARKET RISKS The Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates and interest rates. The Company's hedging policy attempts to mitigate some of these risks, based on management's best judgment of the appropriate tradeoffs among risk, opportunity and expense. The Company regularly reviews its overall hedging policies, and it continually monitors its hedging activities to ensure that they are consistent with policy and appropriate and effective in light of changing market conditions. Management may as part of this review determine at any time to change its hedging policies. However, it is important to recognize that the Company's risk management activities are not comprehensive, and that there can be no assurance that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates.

Because more than half of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results can be significantly affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company is primarily exposed to changes in exchange rates on the Swiss franc, British pound, Japanese yen, German mark and French franc. When the U.S. dollar strengthens against these currencies, the value (as expressed in U.S. dollars) of non-U.S. dollar-based sales and costs decrease. The opposite happens when the U.S. dollar weakens. Because the Company is a net receiver of currencies other than the U.S. dollar, it benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, a strengthening of the U.S. dollar tends to affect negatively the Company's revenue and gross margins.

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales and intercompany receivables, the Company regularly hedges certain of these net exposures. Historically, the Company has not sought to hedge future revenues. However, as a result of the Cray Research acquisition, the Company is continuing Cray Research's policy of entering into foreign exchange forward contracts that hedge firmly committed Cray Research backlog. Currently, these hedges extend through December 1999. Beginning in fiscal 1997, the Company also expects to hedge a portion of anticipated quarterly revenues from international operations. The Company utilizes foreign currency forward contracts to hedge non-U.S. dollar intercompany receivables. The Company has generally not hedged capital expenditures, investments in subsidiaries or inventory purchases. However, because the Company procures inventory and its international operations incur expenses in local currencies, the financial effects of fluctuations in the U.S. dollar values of non-U.S. dollar-based transactions frequently mitigate or tend to offset each other on a consolidated basis.

The Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and marketable investments as well as interest paid on its borrowings. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into an interest rate swap transaction intended to better match the Company's fixed rate interest expense on its zero coupon convertible subordinated debentures with the floating-rate interest income on its cash equivalents and marketable investments.

OTHER RISKS OF INTERNATIONAL OPERATIONS The Company's results could also be negatively affected by such factors as changes in trade protection measures, longer accounts receivable collection patterns, or natural disasters. The Company's sales to foreign customers also are subject to export regulations, with sales of some of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

MANAGEMENT INFORMATION SYSTEMS The Company replaced its United States information management system in the third quarter of fiscal 1996 with a comprehensive system used to manage the entire revenue cycle, including order administration, billing and collection, as well as manufacturing and finance. The Company expects that the system will provide operational efficiencies and support future growth. However, as the system has been in operation for a relatively short period, there remains a risk of functional or performance difficulties, particularly if the system is extended to the Company's international operations and to the Cray Research business.

DEVELOPMENT AND ACCEPTANCE OF MIPS RISC ARCHITECTURE Most of the Company's system products incorporate microprocessors based upon the Company's MIPS RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies. The Company believes that the continued development and broad acceptance of the MIPS architecture are critical to its future success.

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

EMPLOYEES The Company's future success depends in part on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand.

BUSINESS DISRUPTION The Company's corporate headquarters, including most of its research and development operations and manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is predominantly self-insured for losses and business interruptions of this kind.

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

EMPLOYEES

     As of June 30, 1996, the Company had approximately 10,485 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company believes that its employee relations are good.

CORPORATE DATA

     The Company was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. The Company acquired MIPS Computer Systems, Inc. through a merger in June 1992, and acquired Alias Research Inc. and Wavefront Technologies, Inc. through mergers in June 1995. The Company recently acquired Cray Research, Inc. through a merger effective June 30, 1996.

ITEM 2.   PROPERTIES

     The Company believes that, while it currently has or is developing sufficient facilities to conduct its operations during fiscal 1997, it will continue to acquire both leased and owned facilities throughout the world as its business requires. The Company's corporate offices and its primary research and development and manufacturing operations are located in Mountain View, California. The Company leases twelve adjacent buildings comprising a total of approximately 726,500 square feet under leases terminating during 2000 through 2005. The Company owns 7.5 acres near its Mountain View headquarters, on which a 112,000 square foot headquarters building for its sales organization was completed in fiscal 1995. The Company also leases sixteen other buildings near its Mountain View headquarters, comprising approximately 736,000 square feet. The Company also has leased 22 acres of land near its other facilities in Mountain View on which a four-building, 500,000 square foot general office complex is being constructed to be leased to the Company for occupancy in fiscal 1997.

     As a result of the acquisition of Cray Research, the Company also owns manufacturing, research and development and service facilities comprising approximately 747,000 square feet in Chippewa Falls, Wisconsin and manufacturing, research and development, sales and administrative facilities comprising 479,300 square feet in Eagan, Minnesota. The Company has vacated and intends to sell a general and administrative and sales office comprising approximately 118,900 square feet in Mendota Heights, Minnesota. The Company's computing services operation leases approximately 100,100 square feet in Minneapolis.

     The Company's European manufacturing and support center near Neuchatel, Switzerland is located in a facility owned by the Company, consisting of approximately 75,000 square feet An additional facility comprised of approximately 60,000 square feet is under construction and due for occupancy in January 1997.

     The Company also leases sales, service and administrative offices worldwide.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is defending the lawsuits described below. The Company believes that it has good defenses to the claims in each of these lawsuits and is defending each of them vigorously.

     The Company is defending a securities class action lawsuit and a derivative suit filed in U.S. District Court for the Northern District of California in January and March, 1996. These suits allege that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from October to December 1995. On September 25, 1996, the District Court dismissed the securities class action, while allowing plaintiffs one opportunity to amend their complaint, and dismissed the derivative action with prejudice.

     The Company also is defending securities class action lawsuits involving MIPS Computers Systems, Inc., which the Company acquired in June 1992, and Alias Research Inc., which the Company acquired in June 1995. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. On September 11, 1996, the United States Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in June 1994.
The Company intends to seek rehearing of the Court of Appeals' decision.   The
Alias case, which was filed in the U.S. District Court for the District of Connecticut in 1991, alleges that Alias and certain of its officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. Alias' motion to dismiss the amended complaint is pending.

     The Company also is defending a patent infringement lawsuit filed by Martin Marietta Corp. in the U.S. District Court for the Middle District of Florida in September 1995. The Company has filed a counterclaim seeking to invalidate the principal patent at issue in the lawsuit, and Martin Marietta has requested the U.S. Patent and Trademark Office to re-examine the patent. The District Court has set a trial date for the lawsuit in February 1998.

     The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. Management is not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, management's evaluation of the likely impact of these pending disputes could change in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of September 20, 1996, are as follows:


                                                                                                 Executive
                                                                                                  Officer
     Name               Age                  Position and Principal Occupation                     Since
     ----               ---                  ---------------------------------                     -----
Edward R. McCracken      52        Chairman, Chief Executive Officer and Director                   1984
Robert R. Bishop         53        Chairman, Silicon Graphics World Trade Corporation               1991
                                   and Director, Silicon Graphics, Inc.
Gary L. Lauer            43        Executive Vice President, Worldwide Sales and Marketing,         1988
                                   Silicon Graphics, Inc. and President, Silicon Graphics
                                   World Trade Corporation
Javaid Aziz              44        Senior Vice President, European Field Operations                 1995
Forest Baskett           53        Senior Vice President, Research and Development and              1986
                                   Chief Technology Officer
Ross A. Bott             45        Senior Vice President, Enterprise Technologies                   1996
John E. Bourgoin         50        President, MIPS Technologies, Inc. and Senior Vice               1996
                                   President, Silicon Graphics, Inc.
Kenneth L. Coleman       53        Senior Vice President, Administration                            1987
Robert H. Ewald          48        President, Cray Research, Inc. and Senior Vice President,        1996
                                   Silicon Graphics, Inc.
Stephen Goggiano         43        Senior Vice President, Manufacturing and Customer Service        1989
William M. Kelly         43        Senior Vice President, Silicon Interactive Group, General        1994
                                   Counsel and Secretary
Stanley J. Meresman      49        Senior Vice President, Finance and Chief Financial Officer       1989
David E. Orton           40        Senior Vice President, Scalable Systems Group                    1996
Michael Ramsay           46        Senior Vice President, Silicon Desktop Group                     1987
Teruyasu Sekimoto        57        Senior Vice President, East Asian Field Operations               1995
Dennis P. McBride        44        Vice President, Controller                                       1988
Robert W. Saltmarsh      46        Vice President, Treasurer                                        1996

     Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of the Company.

     Except as set forth below, all of the officers have been associated with the Company in their present positions for more than five years.

     Mr. McCracken became Chairman of the Company in 1994.

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

     Mr. Bott joined the Company in 1993 as Vice President/General Manager of the Company's Network Systems Division. In 1996, he was named Senior Vice President, Enterprise Technologies. Prior to joining the Company, Mr. Bott was Vice President of Advanced Development and chief technical officer at Pyramid Technology.

     John E. Bourgoin joined the Company in 1996 as President of MIPS Technologies, Inc. and Senior Vice President of Silicon Graphics, Inc. Prior to joining the Company, Mr. Bourgoin served as Vice President, Computation Products Group at Advanced Micro Devices, Inc.


     Robert H. Ewald joined the Company in 1996 as a result of the Company's acquisition of Cray Research, Inc. and now serves as President of Cray Research and Senior Vice President of Silicon Graphics, Inc. Prior to the acquisition, Mr. Ewald had been President and Chief Operating Officer of Cray since late 1994. Prior to that, he was Chief Operating Officer of Cray's Supercomputer Operations and in 1993 served as Executive Vice President and General Manager, Supercomputer Operations. During 1991 through 1993, Mr. Ewald was Cray's Executive Vice President, Development.

     Mr. Goggiano joined the Company in 1989 as Director of Operations, Advanced Systems Division. In 1990, Mr. Goggiano was named Vice President/General Manager, Operations and, in 1993, he was named Senior Vice President. Prior to joining the Company, Mr. Goggiano was Vice President, Manufacturing for Altos Computer Systems.

     Mr. Kelly joined the Company in 1994 as Vice President, Business Development, General Counsel and Secretary. In 1996, Mr. Kelly was named Senior Vice President, Silicon Interactive Group and remains General Counsel and Secretary of the Company. Prior to joining the Company, Mr. Kelly had practiced law since 1978 with the firm of Shearman & Sterling, most recently as co-managing partner of that firm's San Francisco office.

     In 1990, Mr. Orton became Vice President/General Manager of the Advanced Systems Division and in 1996 was named Senior Vice President, Scalable Systems Group.

     Mr. Ramsay was named Vice President/General Manager, Entry Systems Division in 1988, and became Senior Vice President/General Manager, Entry Systems Division in 1991. In 1992, Mr. Ramsay was named Senior Vice President, Visual Systems Group, in 1994, became President of Silicon Studio, Inc. and in 1996 was named Senior Vice President, Silicon Desktop Group.

     Mr. Saltmarsh joined the Company in 1996 as Vice President, Treasurer. In 1994 and 1995, Mr. Saltmarsh served as Chief Financial Officer at Radius, Inc. and prior to that was Vice President of Finance at Apple Computer, Inc.

                                     PART II

     With the exception of the information specifically incorporated by reference from the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report") in Parts I, II and IV of this Form 10-K, the 1996 Annual Report is not to be deemed filed as part of this Report.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Price Range of Common Stock" on page 35 of the Company's 1996 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 34 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 36 through 43 of the Company's 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto and to the section entitled "Quarterly Data" on pages 35 and 44 through 61 of the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1996 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to pages 3 and 4 of the 1996 Proxy Statement under the heading "Proposal No. 1 -- Election of Directors - Directors and Nominees for Director."

     The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to page 9 of the 1996 Proxy Statement under the heading "Executive Officer Compensation - Compliance with Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to page 5 under the headings "Proposal No. 1 - Election of Directors - Compensation Committee Interlocks and Insider Participation" and " - Director Compensation", pages 7 through 9 under the headings "Executive Officer Compensation - Summary Compensation Table", " - Option Grants in Fiscal 1996" and " - Option Exercises in Fiscal Year 1996 and Fiscal Year-End Option Values", pages 10 and 11 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors", and page 12 under the heading "Company Stock Price Performance Graph" of the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The information required by this Item is incorporated by reference to pages 1 and 2 of the 1996 Proxy Statement under the headings "Information Concerning Solicitation and Voting - Record Date and Principal Share Ownership" and
" - Voting and Solicitation" and page 6 of the 1996 Proxy Statement under the heading "Other Information - Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to pages 9 and 10 of the 1996 Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc. and Report of Independent Auditors are incorporated by reference to pages 35 and 44 through 62 of the Registrant's 1996 Annual Report:

          Consolidated Statements of Operations - Years Ended June 30, 1996, 1995 and 1994

          Consolidated Balance Sheets - June 30, 1996 and 1995

          Consolidated Statements of Cash Flows - Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1996, 1995 and 1994

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

Schedule       Description                                       Page
- --------       -----------                                       ----
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

               2.3(20) Agreement and Plan of Merger dated as of February 25, 1996 by and among Silicon Graphics, Inc.,
                              C. Acquisition Corporation and Cray Research, Inc.

               3.1.1(12)      Restated Certificate of Incorporation of the
                              Company.


               3.1.2(18)      Certificate of Designation of the Series E
                              Preferred Stock filed June 13, 1995.

               3.2            Bylaws of the Company, as amended.

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

               4.3(12) Indenture dated November 1, 1993 between the Company and The First National Bank of Boston, as Trustee.

               4.4(15) First Amendment to Rights Agreement dated as of May 2, 1995 between the Company and The First National Bank of Boston.

               9.1(18) Voting and Exchange Trust Agreement between the Company and Montreal Trust Company of Canada dated June 15, 1995.



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

               10.16(18)*     Employee Stock Purchase Plan, as amended as of
                              June 12, 1995.

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

               10.18(10)*     Consulting Agreement dated as of October 25, 1993
                              between the Company and Mark W. Perry.

               10.19(11)*     Non-Qualified Deferred Compensation Plan dated as
                              of September 9, 1994.

               10.20(13)*     Employment Agreement dated February 1, 1995
                              between the Company and Thomas A. Jermoluk.

               10.21(15)*     Employment Agreement dated as of February 13, 1995
                              between the Company and Javaid Aziz.

               10.22(18)*     Letter agreement dated as of July 6, 1995 between
                              the Company and Robert K. Burgess.

               10.23(18)*     Convertible Debenture dated as of February 3, 1993
                              issued to Robert K. Burgess.

               10.24(18)      Ground Lease between Silicon Graphics Real Estate
                              Inc. and the City of Mountain View dated March 7,
                              1995.

               10.25(18)      Agreement for Lease between the Company and
                              Virtual Funding, Limited Partnership dated
                              November 18, 1993.

               10.26(18)      Amendment No. 1 to Agreement for Lease between the
                              Company and Virtual Funding, Limited Partnership dated March 15, 1995.

               10.27(18)      Lease Agreement between the Company and Virtual
                              Funding, Limited Partnership dated November 18,
                              1993.

               10.28(18)      Amendment No. 1 to Lease Agreement between the
                              Company and Virtual Funding, Limited Partnership dated March 15, 1995.

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

               10.30(16)*     Alias Research Inc.'s 1989 Employee Share
                              Ownership Plan Option Agreement.

               10.31(16)*     Alias Research Inc.'s 1990 Employee Share
                              Ownership Plan and standard forms of Option
                              Agreements.

               10.32(16)*     Alias Research Inc.'s 1994 Stock Plan and standard
                              forms of Option Agreements.

               10.33(17)*     Wavefront Technologies, Inc. 1990 Stock Option
                              Plan with standard form of Option Agreement.

               10.34(19)*     Consulting Agreement dated as of December 21, 1995
                              between the Company and Tom Oswold.

               10.35(19)*     Addendum to the Non-Qualified Deferred
                              Compensation Plan (previously filed as Exhibit
                              10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

               10.36(21)*     Consulting Agreement dated as of March 5, 1996
                              between the Company and Wei Yen.

               10.37(21)      Credit Agreement dated as of April 12, 1996.

               10.38(21)*     1996 Supplemental Non-Executive Equity Incentive
                              Plan and form of stock option agreement.

               10.39(22)*     Cray Research, Inc. Amended and Restated 1989
                              Employee Benefit Stock Plan and form of stock option agreement.

               10.40(22)*     Cray Research, Inc. 1989 Non-Employee Directors'
                              Stock Option Plan and form of stock option agreement.

               11.1           Statement of Computation of Per Share Earnings.

               13.1           Excerpts from Annual Report for the year ended
                              June 30, 1996.

               21.1           List of Subsidiaries.

               23.1           Consent of Independent Auditors (see page 27).

               27.1           Financial Data Schedule.

- -------------------------

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

(10) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

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

(16) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60215), which became effective June 14, 1995.

(17) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60213), which became effective June 14, 1995.

(18) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(19) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

(20) Incorporated by reference to exhibits to the Company's Schedule 14D-1, Tender Offer Statement dated February 29, 1996.

(21) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(22) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 333-06403), which became effective June 20, 1996.

     (b)  REPORTS ON FORM 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

TRADEMARKS USED IN THIS FORM 10-K

Silicon Graphics, CHALLENGE, Indigo, Onyx, OpenGL and the Silicon Graphics logo are registered trademarks, and Cosmo, Indigo(2), Indigo(2) IMPACT, Indigo Magic, InfiniteReality, IRIS GL, IRIX, Maya, POWER CHALLENGE, RealityEngine(2) and WebFORCE are trademarks of Silicon Graphics, Inc. Indy is a registered trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark and R10000 are trademarks of MIPS Technologies, Inc. Cray is a registered trademark and Cray J90, Cray T3E and Cray T90 are trademarks of Cray Research, Inc. Alias|Wavefront, Alias Studio, Alias PowerAnimator, and Wavefront Composer are trademarks of Alias|Wavefront, a division of Silicon Graphics Limited.

Pentium is a registed trademark of Intel Corporation. UNIX is a registered trademark licensed exclusively through X/Open Company Limited. Windows NT is a trademark of Microsoft Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILICON GRAPHICS, INC.

                                        By:  /s/ Edward R. McCracken
                                             ------------------------------
                                             Edward R. McCracken
                                             Chairman and Chief Executive
                                             Officer

Dated:  September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                   Title                                    Date
- ----------------------------------------     ----------------------------------------     ------------------

     /s/ Edward R. McCracken                 Chairman, Chief Executive Officer            September 27, 1996
- ----------------------------------------     and Director (Principal Executive
     Edward R. McCracken                     Officer)



                                             Chairman, Silicon Graphics World
- ----------------------------------------     Trade Corporation, and Director
     Robert R. Bishop



     /s/ Stanley J. Meresman                 Senior Vice President, Finance               September 27, 1996
- ----------------------------------------     and Chief Financial Officer
     Stanley J. Meresman                     (Principal Financial Officer)



     /s/ Dennis P. McBride                   Vice President, Controller                   September 27, 1996
- ----------------------------------------     (Principal Accounting Officer)
     Dennis P. McBride



     /s/ Allen F. Jacobson                   Director                                     September 27, 1996
- ----------------------------------------
     Allen F. Jacobson



     /s/ C. Richard Kramlich                 Director                                     September 27, 1996
- ----------------------------------------
     C. Richard Kramlich




     /s/Robert A. Lutz                       Director                                     September 27, 1996
- ----------------------------------------
     Robert A. Lutz



                                              Director
- ----------------------------------------
     James A. McDivitt





             Signature                                   Title                                    Date
- ----------------------------------------     ----------------------------------------     ------------------


     /s/ Lucille Shapiro                     Director                                     September 27, 1996
- ----------------------------------------
     Lucille Shapiro



     /s/ Robert B. Shapiro                   Director                                     September 27, 1996
- ----------------------------------------
     Robert B. Shapiro



     /s/ James G. Treybig                    Director                                     September 27, 1996
- ----------------------------------------
     James G. Treybig


               Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Silicon Graphics, Inc. of our report dated July 19, 1996, included in the 1996 Annual Report to Stockholders of Silicon Graphics, Inc.


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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 File Nos. 33-11703, 33-16529, 33-18717, 33-26003,
33-34919, 33-38536, 33-40879, 33-44305, 33-44333, 33-48890, 33-59098,
33-65190, 033-50999, 033-51275, 33-58017, 33-60213, 33-60215, 333-01211,
333-06403 and 333-08651) pertaining to the Employee Stock Purchase Plan, 1987 Stock Option Plan, 1986 Incentive Stock Option Plan, 1985 Stock Incentive Program, 1984 Incentive Stock Option Plan, 1982 Stock Option Plan, Directors' Stock Option Plan and Subsidiary Stock Agreement, 1993 Long-Term Incentive Stock Plan and the 1996 Supplemental Non-Executive Equity Incentive Plan of Silicon Graphics, Inc.; the 1990 Stock Option Plan of Wavefront Technologies, Inc.; and the 1988 Employee Share Ownership Plan, 1989 Employee Share Ownership Plan, 1990 Employee Share Ownership Plan, and the 1994 Stock Plan of Alias Research Inc. and the Amended and Restated 1989 Employee Benefit Stock Plan and 1989 Non-Employee Directors' Stock Option Plan of Cray Research, Inc. of our report dated July 19, 1996 with respect to the consolidated financial statements of Silicon Graphics, Inc. incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K).



                                             /s/ Ernst & Young LLP

Palo Alto, California
September 27, 1996

                                                                     Schedule II


                             SILICON GRAPHICS, INC.

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                       Additions
                                                        -----------------------------------
                                       Balance at          Charged to                                                     Balance at
                                       Beginning           Costs and                                 Deductions             End of
        Description                    of Period            Expenses              Other              Write-offs             Period
        -----------                    ---------            --------              ------             ----------             ------
Year ended June 30, 1994
   Accounts receivable
   allowances                           $10,875              $3,226                  $0                $(4,609)             $9,492


Year ended June 30, 1995
   Accounts receivable
   allowances                            $9,492             $11,534                  $0                $(7,561)            $13,465

Year ended June 30, 1996
   Accounts receivable
   allowances                           $13,465              $4,292              $6,383*                 $(373)            $23,767


* Acquired Cray Research valuation allowance.