Form 10-Q
period 1996-09-30
SILICON GRAPHICS INC /CA/
filed 1996-11-14
CIK 802301

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.
     For the quarterly period ended SEPTEMBER 30, 1996.

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

                          Yes  X              No ___



     AS OF OCTOBER 31, 1996 THERE WERE 174,930,157 SHARES OF COMMON STOCK
                                 OUTSTANDING.

                            SILICON GRAPHICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                       Page No.
                        PART I - FINANCIAL INFORMATION                 --------

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets                           3

          Condensed Consolidated Statements of Operations                 4

          Condensed Consolidated Statements of Cash Flows                 5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                   7



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              16

Item 4.   Submission of Matters to a Vote of Security Holders.           16

Item 6.   Exhibits and Reports on Form 8-K                               17

Signatures                                                               18

Index to Exhibits                                                        19

TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, CHALLENGE and Onyx are registered trademarks and O2, Origin, Onyx2, Indigo, Indigo2 and POWER CHALLENGE are trademarks of Silicon Graphics, Inc. Indy is a registered trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark and R10000 is a trademark of MIPS Technologies, Inc. Cray is a registered trademark and Cray T3E and Cray T90 are trademarks of Cray Research, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SILICON GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                September 30,   June 30,
ASSETS                                              1996         1996(1)
                                                -------------  ----------
                                                 (unaudited)
Current assets:
 Cash and cash equivalents                      $  245,781     $  257,080
 Short-term marketable investments                  46,546         38,316
 Accounts receivable, net                          821,921        978,874
 Inventories                                       524,632        520,045
 Deferred tax assets                               188,365        198,239
 Prepaid expenses and other current assets         109,868        103,701
                                                -------------  ----------
  Total current assets                           1,937,113      2,096,255

Other marketable investments                       145,782        161,541

Property and equipment, at cost                    835,332        825,359
Accumulated depreciation and amortization         (370,814)      (360,480)
                                                -------------  ----------
  Net property and equipment                       464,518        464,879

Other assets                                       412,204        435,571
                                                -------------  ----------
                                                $2,959,617     $3,158,246
                                                -------------  ----------
                                                -------------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts and notes payable                     $  242,471     $  397,838
 Other current liabilities                         698,611        703,600
                                                -------------  ----------
  Total current liabilities                        941,082      1,101,438

Long-term debt and other                           349,659        381,490

Stockholders' equity:
 Preferred stock                                    16,998         16,998
 Common stock                                          173            173
 Additional paid-in capital.                     1,187,127      1,172,787
 Retained earnings                                 439,067        461,311
 Accumulated translation adjustment and other       25,511         24,049
                                                -------------  ----------
  Total stockholders' equity                     1,668,876      1,675,318
                                                -------------  ----------
                                                $2,959,617     $3,158,246
                                                -------------  ----------
                                                -------------  ----------
(1) The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands except per share amounts)

                                                Three Months Ended September 30,
                                                -------------------------------
                                                          1996(1)     1995
                                                         --------    --------
Product and other revenue                                $623,413    $524,729
Service revenue                                           142,189      70,550
                                                         --------    --------
 Total revenue                                            765,602     595,279

Costs and expenses:
 Cost of product and other revenue                        372,960     234,666
 Cost of service revenue                                   77,735      37,945
 Research and development                                 108,279      72,743
 Selling, general and administrative                      232,167     172,189
 Merger-related expenses                                    2,834         714
                                                         --------    --------
  Total costs and expenses                                793,975     518,257
                                                         --------    --------
Operating (loss) income                                   (28,373)     77,022

Interest and other (expense) income, net                     (818)      6,341
                                                         --------    --------
(Loss) Income before income taxes                         (29,191)     83,363

(Benefit) Provision for income taxes                       (7,590)     25,006
                                                         --------    --------
Net (loss) income                                         (21,601)     58,357

Preferred stock dividend requirement                         (131)        ---
                                                         --------    --------
Net (loss) income available to common stockholders       $(21,732)   $ 58,357
                                                         --------    --------
                                                         --------    --------

Net (loss) income per common share                       $  (0.13)    $  0.33
                                                         --------    --------
                                                         --------    --------

Common shares and common share equivalents used
in the calculation of net (loss) income per common share  172,974     179,236
                                                         --------    --------
                                                         --------    --------

(1) Amounts reflect the operations of Cray Research, acquired by the Company in April 1996.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (In thousands)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            1996(1)          1995
                                                        ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                     $  (21,601)      $  58,357
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
 Depreciation and amortization                            85,652         33,873
 Other                                                    (6,458)        (8,932)
 Changes in operating assets and liabilities:
  Accounts receivable                                     156,953         34,081
  Inventories                                            (19,776)       (21,370)
  Accounts payable                                       (18,649)       (20,330)
  Other assets and liabilities                           (12,334)       (12,829)
                                                        ------------   -----------------
 Total adjustments                                        185,388        (4,493)
                                                        ------------   -----------------
 Net cash provided by operating activities                163,787         62,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (45,589)       (52,816)
Increase in other assets                                 (22,930)       (49,972)
Available-for-sale investments:
 Purchases                                                  (484)      (299,230)
 Sales                                                         29        362,698
 Maturities                                                 8,237          1,000
                                                        ------------   -----------------
 Net cash used in investing activities                   (60,737)       (38,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                           11,625            918
Payments of debt principal                               (138,487)        (3,313)
Sale of common stock                                       12,513         11,879
                                                        ------------   -----------------
 Net cash (used in) provided by financing activities     (114,349)         9,484
                                                        ------------   -----------------

Net increase in cash and cash equivalents                 (11,299)        34,014
Cash and cash equivalents at beginning of period          257,080        307,875
                                                        ------------   -----------------
Cash and cash equivalents at end of period               $245,781       $341,889
                                                        ------------   -----------------
                                                        ------------   -----------------


(1) Amounts reflect the operations of Cray Research, acquired by the Company in April 1996.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS.

During the fourth quarter of fiscal 1996, Silicon Graphics acquired Cray Research in a business combination accounted for under the purchase method.
The operating results of Cray Research were consolidated with those of the Company beginning April 2, 1996. Therefore, the unaudited results of operations and cash flows for fiscal 1997 include the results of the Cray Research business, while the fiscal 1996 results of operations and cash flows do not. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.  INVENTORIES.

Inventories consist of (in thousands):


                                September 30, 1996    June 30, 1996
                                ------------------    -------------
Components and subassemblies         $134,040            $199,441
Work-in-process                       260,252             177,744
Finished goods                         63,197              74,997
Marketing                              67,143              67,863
                                ------------------    -------------
Total inventories                    $524,632            $520,045
                                ------------------    -------------
                                ------------------    -------------

3.  CONTINGENCIES.

The Company is defending a securities class action lawsuit and a derivative suit filed in U.S. District Court for the Northern District of California in January and March, 1996. In September 1996, the District Court dismissed the securities class action, while allowing plaintiffs one opportunity to amend their complaint, and dismissed the derivative action with prejudice. In October 1996, the plaintiffs in the securities class action filed an amended complaint alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions. See Item 1 - Part II for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The matters addressed in this discussion, with the exception of the historical information presented, are forward looking statements involving risks and uncertainties, including the risks discussed under the heading, "Risks That Affect Our Business."

The following tables and discussion present certain financial information on a comparative basis. During the fourth quarter of fiscal 1996, Silicon Graphics acquired Cray Research in a business combination accounted for under the purchase method. The operating results of Cray Research were consolidated with those of the Company beginning April 2, 1996. The Company believes it most meaningful if certain current fiscal year results (revenue, gross margin and operating expenses other than merger-related expense) are compared with pro forma combined fiscal 1996 results. The pro forma fiscal 1996 results combine the Silicon Graphics and Cray Research operations for the respective fiscal periods, excluding the results of the Cray Research Business Systems Division which was sold at the end of fiscal 1996. Certain fiscal 1996 Cray Research amounts have also been reclassified to conform to the current year presentation.

YEAR-TO-YEAR COMPARISONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
-------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                Three Months    Pro Forma Three
                                   Ended             Months
                               September 30,    Ended September 30,
                             ---------------    -------------------
                               1996     1995          1995
                             -------   ------       --------
Product and other revenue     81.4%     88.1%         84.0%
Service revenue                18.6      11.9          16.0
                             -------   ------       --------
Total revenue                100.0%    100.0%        100.0%

Gross margin                   41.1(1)   54.2          50.4

Research and development       14.1      12.2          12.8
expense
Selling, general and           30.3      28.9          28.0
administrative expense
Merger-related expense          0.4       0.1
                             -------   ------
Operating (loss) income       (3.7)      12.9

Interest and other (expense)
income, net                   (0.1)       1.1
                             -------   ------
(Loss) Income before income   (3.8)      14.0
taxes

(Benefit) Provision for
income taxes                  (1.0)       4.2
                             -------   ------
Net (loss) income            (2.8)%      9.8%
                             -------   ------
                             -------   ------
----------
(1) 44.9% before charges for the MIPS R10000-TM- microprocessor replacement program and Cray purchase accounting.

REVENUES BY GEOGRAPHY (PRO FORMA COMBINED IN FISCAL 1996)
--------------------------------------------------------------

                   Three Months Ended September 30,
                   ---------------------------------       Year/Year
                       1996         1995 (Pro Forma)   Increase (Decrease)
                   ------------    -----------------   -------------------
                              (in millions)

United States           $428          $380               13%
Europe                   179           208              (14)%
Rest of World            159           170               (6)%
                   ------------    -----------------
Total revenue           $766          $758                1%
                   ------------    -----------------
                   ------------    -----------------

                   Three Months Ended September 30,
                            1996      1995 (Pro Forma)
                  ------------------- ----------------
                  (as a percentage of total revenue)

United States               56%       50%
Europe                      23%       27%
Rest of World               21%       23%

REVENUE BY PRODUCT LINE (PRO FORMA COMBINED IN FISCAL 1996)
-------------------------------------------------------------------

                                      Three Months Ended September 30,
                                                1996  1995 (Pro Forma)
                                                -----  ---------------
               (as a percentage of product revenue, excluding other revenue)

High-end products (primarily from the POWER
CHALLENGE-TM-, CHALLENGE-Registered Trademark-,
Onyx-Registered Trademark-
and Cray-Registered Trademark- families)          58%       51%

Desktop products (primarily from
the Indy-Registered Trademark-
and Indigo2-TM- families)                         42%       49%
--------------------------------------------------------------------


REVENUE. The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenue, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenue of $766 million for the first quarter of fiscal 1997 was essentially flat compared with the pro forma combined revenue of $758 million for the first quarter of fiscal 1996. Product revenue for Cray systems increased as compared with the same quarter a year ago, while product revenue for Silicon Graphics desktop products decreased. The geographic mix for Silicon Graphics systems was essentially unchanged as compared with the same quarter a year ago, while a much higher proportion of revenue for Cray systems was derived from U.S. customers.

The Company's revenue growth was affected by several factors, including product transition issues. In October 1996, the Company introduced its new Origin-TM-, Onyx2-TM- and O2-TM- product families, based on significantly new architectures. Revenue growth also was affected by a problem in the manufacturing fabrication process for the R10000 microprocessor which the Company believes affected customers' willingness to purchase new systems until the problem was resolved. The Company and NEC, the principal manufacturer for the R10000 microprocessor, have corrected this problem and the Company has initiated a board replacement program for customers with potentially affected systems. All geographies were affected by these factors. Currency changes also depressed international revenue growth rates.

GROSS MARGIN. Gross margin of 41.1% for the first quarter of fiscal 1997 decreased significantly compared with pro forma combined gross margin of 50.4% for the first quarter of fiscal 1996. Without the R10000 microprocessor replacement program and purchase accounting charges described below, proforma gross margin for the first quarter of fiscal 1997 would have been 44.9%. The decrease from the same quarter a year ago is primarily attributable to lower than expected revenue, competitive pricing pressures and the Cray Research purchase accounting and other charges taken in the current period.

Because purchase accounting requires that purchased work-in-process and finished goods inventories be written up to fair value at the time of the acquisition, gross margins in subsequent periods are adversely affected until the purchased inventories are sold to customers. The effect of the write-up was to reduce the first quarter of fiscal 1997 gross margin by approximately $17 million. The Company expects that the continuing effect of the sell-through of this inventory will reduce gross margins by an aggregate of approximately $21 million during the remainder of fiscal 1997. Likewise, purchase accounting does not allow recognition of the gross profit on acquired service contracts. The effect of this was to reduce first quarter gross margin by approximately $2 million. The effect on gross margins during the remainder of fiscal 1997 will be approximately $4 million. The Company also took a charge of approximately $10 million for the estimated cost of the program to replace the R10000 microprocessor boards as noted above. In addition, the first quarter of fiscal 1997 gross margin was adversely affected by the need to provide higher than normal inventory reserves as a result of product transitions.

Gross margins in fiscal 1997 are expected to be lower than in fiscal 1996. A significant reason for this expected decline is the impact of the Cray Research business which has in recent years had lower product and service gross margins than the Silicon Graphics business. The Company expects over time to achieve synergies and implement other changes that will moderate but not eliminate the impact of these differences in Cray Research's business on the combined organization. While the Company expects gross margins to increase gradually over the remainder of fiscal 1997, as new product cost structures improve during the transition to full production volumes, the Company also believes gross margins will continue to be affected by aggressive pricing. In addition, the Company believes that its new O2 desktop workstations will be purchased by some customers who otherwise would purchase the higher-margin Indigo2 family of workstations. The Company is unable to predict the extent of this customer substitution.

OPERATING EXPENSE. The Company has for many years developed its annual operating plans based on target ranges for operating expense as a percentage of total revenue. These target ranges reflect the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the appropriate levels of general and administrative spending. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. This was reflected in the Company's operating expense for the first quarter of fiscal 1997, which was significantly higher as a percentage of revenue than the same quarter a year ago and than the target ranges, principally due to lower than expected revenue.

Merger-related expenses in fiscal 1997 relate to the Cray Research acquisition and consist principally of costs associated with integration of Silicon Graphics and Cray Research information systems, accounting processes and marketing and human resource activities. The Company expects to incur an additional $12 million to $22 million of similar merger-related expenses during the remainder of fiscal 1997.

OPERATING MARGIN. The Company expects operating margins for at least the next two quarters to be significantly below the level of the last few fiscal years in part as the result of the acquisition of Cray Research, which has had much lower gross margins historically than Silicon Graphics. Although the Company expects to achieve revenue synergies from the joint marketing and sale of Silicon Graphics and Cray systems and to achieve expense synergies, these synergies will not be fully realized for several quarters or even longer.

OTHER OPERATING RESULTS. Interest and other (expense) income, net for the first quarter of fiscal 1997 was $(0.8) million compared with $6.3 million for the first quarter of fiscal 1996. The decrease reflects the much smaller invested cash balances following the Cray Research acquisition, as well as the additional interest expense on the 6.125% debentures assumed in the acquisition.

TAXES. The Company's combined federal, state and foreign effective income tax rate for the first quarter of fiscal 1997 was 26%. The tax rate for the same period of fiscal 1996 was 30%. The lower effective tax rate is attributable to the reinstated research tax credit and to proportionately higher earnings in low tax jurisdictions. No provision for residual federal taxes has been made on accumulated undistributed earnings of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations.

As a result of the acquisition by Silicon Graphics, Cray Research experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code and is subject to certain limitations on the utilization of its pre-acquisition net operating loss and tax credit carryforwards. The Company has provided a valuation allowance to offset the deferred tax asset relating to foreign tax credits that may expire prior to utilization due to this annual limitation.
The valuation allowance for deferred tax assets of approximately $60.8 million will be applied to reduce the noncurrent intangible assets related to the acquisition of Cray Research if future tax benefits are subsequently realized.

FINANCIAL CONDITION

At September 30, 1996, cash and cash equivalents and short- and long-term marketable investments totaled $438 million, down from $457 million at June 30, 1996. Operating activities generated $164 million in the first quarter of fiscal 1997 compared with $63 million in the first quarter of fiscal 1996. Despite the loss in the first quarter of fiscal 1997, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable as well as charges that did not use cash, including $19 million of amortization of the write-up of acquired Cray Research inventories and service contracts. Investing activities, other than changes in the Company's marketable investments, consumed $69 million in cash during the first quarter of fiscal 1997, principally for the acquisition of capital equipment. The principal financing activity during the first quarter of fiscal 1997 was the repayment of $137 million in short-term borrowings. The employee stock plans continue to be an additional source of cash.

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $438 million and up to $250 million available under its three-year revolving credit facility. In connection with the acquisition of Cray Research, the Company recorded an accrual for costs of exiting facilities and streamlining duplicative administrative activities. During the first quarter of fiscal 1997, cash outlays for these activities were approximately $6 million. The Company anticipates that cash outlays during the remainder of fiscal 1997 for exit activities will be approximately $29 million.

The Company's cash and marketable investments, along with the credit facility, cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. Other than in the Cray Research business, the Company has short delivery cycles and as a result generally does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of large Cray systems may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

PRODUCT DEVELOPMENT AND INTRODUCTION The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. In October 1996, the Company introduced the new Origin, Onyx2 and O2 product families, replacing a substantial portion of its product line. Product transitions are a recurring part of the Company's business cycle. A number of risks are inherent in this process.

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within the Company as well as teams at outside suppliers of key components such as semiconductor and storage products. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. As the variety and complexity of the Company's product families increase, the process of planning production and inventory levels also becomes more difficult. In addition, the extent to which a new product gains rapid acceptance is strongly affected by the availability of key software applications optimized for the new systems. Although most of the key applications for the Company's new systems are expected to be available in the second quarter, there is no assurance that acceptance of the Company's new systems will not be affected by delays in this process.

Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. The Company often announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. In the case of the Cray Research product line, new products are generally announced well in advance of availability, due to the longer sales cycle for these systems. The Company's results could be adversely affected by such factors as development delays, quality or yield problems experienced by suppliers, variations in product costs, delays in customer purchases of existing products in anticipation of the introduction of new products, and excess inventories of older products and components. The operating results for the quarter ended September 30, 1996 are attributable, at least in part, to customer anticipation of the new high-end and desktop products introduced by the Company in October 1996.

COMPETITION The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most of the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional
UNIX workstation rivals and Cray's traditional supercomputing competitors, but also from new sources including the personal computer industry. In particular, during fiscal 1996 the Company experienced increasing competition at the lowest end of its business from workstations based upon the Intel Pentium microprocessor, Microsoft's Windows NT operating system, and a variety of 3-D graphics acceleration cards. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

VOLUME STRATEGY The Company believes that its long-term success is dependent on achieving substantial increases in unit volumes over the next several years. The Company's Silicon Desktop Group has the charter of implementing a comprehensive strategy for increasing volumes of desktop products, including new product development, greater emphasis on lower-cost manufacturing and the strengthening of indirect distribution channels. Risks associated with this strategy include:

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

In particular, the Company believes that its new O2 desktop workstations will be purchased by some customers who otherwise would purchase the higher-margin Indigo2 family of workstations. The Company is unable to predict the extent of this customer substitution.

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

   - At September 30, 1996, the combined Company's backlog was $473 million, representing orders scheduled to ship during fiscal 1997. This backlog primarily consists of orders for Cray T90-TM- and T3E-TM- systems, which only recently had their first commercial shipments.

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

Because a significant portion of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results can be significantly affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company is primarily exposed to changes in exchange rates on the Swiss franc, British pound, Japanese yen, German mark and French franc. When the U.S. dollar strengthens against these currencies, the value (as expressed in U.S. dollars) of non-U.S. dollar-based sales and costs decrease. The opposite happens when the U.S. dollar weakens. Because the Company is a net receiver of currencies other than the U.S. dollar, it benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, a strengthening of the U.S. dollar tends to affect negatively the Company's revenue and gross margins.

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales and intercompany receivables, the Company regularly hedges certain of these net exposures. Historically, the Company has not sought to hedge future revenues. However, as a result of the Cray Research acquisition, the Company is continuing Cray Research's policy of entering into foreign exchange forward contracts that hedge firmly committed Cray Research backlog. Currently, these hedges extend through December 1999. In addition, beginning in October 1996, the Company commenced hedging a portion of anticipated quarterly revenues from international operations using purchased foreign currency options. The
Company also utilizes foreign currency forward contracts to hedge net non-U.S. dollar monetary assets and liabilities. The Company has generally not hedged capital expenditures, investments in subsidiaries or inventory purchases. However, because the Company procures inventory and its international operations incur expenses in local currencies, the financial effects of fluctuations in the U.S. dollar values of non-U.S. dollar-based transactions frequently mitigate or tend to offset each other on a consolidated basis.

The Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and marketable investments as well as interest paid on its borrowings. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into an interest rate swap transaction intended to better match the Company's fixed rate interest expense on its zero coupon convertible subordinated debentures with the floating-rate interest income on its cash equivalents and marketable investments. The swap expires in November 1996. The Company is constantly evaluating its interest risk management strategy.

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

MANAGEMENT INFORMATION SYSTEMS The Company replaced its United States information management system in the third quarter of fiscal 1996 with a comprehensive system used to manage the entire revenue cycle, including order administration, billing and collection, as well as manufacturing and finance. The Company expects that the system will provide operational efficiencies and support future growth. However, as the system has been in operation for a relatively short period, there remains a risk of functional or performance difficulties, particularly if the system is extended to the Cray Research business and to the Company's international operations.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a securities class action lawsuit (DEANNA BRODY, ET. AL. V. EDWARD R. MCCRACKEN, ET. AL.) and a derivative suit (EDMUND J. JANAS V. EDWARD R. MCCRACKEN, ET. AL.) filed in U.S. District Court for the Northern District of California in January and March 1996. In September 1996, the District Court dismissed the securities class action, while allowing plaintiffs one opportunity to amend their complaint, and dismissed the derivative action with prejudice. On October 18, 1996, the plaintiffs in the securities class action filed an amended complaint alleging that the Company and certain of its officers and directors violated various federal securities laws and California statutes through material misrepresentations and omissions made during the period from September 13 to December 29, 1995. The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on October 30, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders.
     C. Richard Kramlich, Edward R. McCracken, Lucille Shapiro and Robert B. Shapiro were re-elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are Robert R. Bishop, Allen F. Jacobson, Robert A. Lutz, James A. McDivitt and James G. Treybig.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

     1. To elect four Class I Directors of the Company to serve for a three-year term.

          C. RICHARD KRAMLICH:

          For:  148,694,422   Withheld:  886,249

          EDWARD R. MCCRACKEN:

          For:  148,666,662   Withheld:  914,009

          LUCILLE SHAPIRO:

          For:  148,507,334   Withheld:  1,073,337

          ROBERT B. SHAPIRO:

          For:  148,525,293   Withheld:  1,055,378

     2. To approve an amendment increasing the number of shares of Common Stock available for issuance under the Company's Employee Stock Purchase Plan by 8,000,000 shares.

          For:  98,412,498 Against:  5,494,594         Abstain:  488,875

     3. To approve an amendment increasing the number of shares of Common Stock available for issuance under the Company's Directors' Stock Option Plan by 800,000 shares.

          For:  79,663,863 Against:  23,838,017        Abstain:  894,037

     4. To ratify the appointment of Ernst & Young LLP, as independent auditors of the Company for the fiscal year ending June 30, 1997.

          For:  148,730,537      Against:  350,612   Abstain:    499,522

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.16 Employee Stock Purchase Plan, as amended as of October 30, 1996.

     11.1  Statement of Computation of Per Share Earnings.

     27.1  Financial Data Schedule.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996     SILICON GRAPHICS, INC.
                              a Delaware corporation




                              By:  Stanley J. Meresman
                                   -----------------------------
                                   Stanley J. Meresman
                                   Senior Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)




                              By:  Dennis P. McBride
                                   -----------------------------
                                   Dennis P. McBride
                                   Vice President, Controller
                                   (Principal Accounting Officer)

                            SILICON GRAPHICS, INC.

                               INDEX TO EXHIBITS


Exhibit  Description
-------- ------------
 10.16   Employee Stock Purchase Plan, as amended as of October 30, 1996

 11.1    Statement of Computation of Per Share Earnings

 27.1    Financial Data Schedule