Form 10-K/A
period 1996-06-30
SILICON GRAPHICS INC /CA/
filed 1996-12-16
CIK 802301

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------------

                                     FORM 10-K/A
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Fiscal year ended June 30, 1996.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from          to         .
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

                                ----------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes__ X__    No_____

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

            AS OF SEPTEMBER 3, 1996, THE REGISTRANT HAD OUTSTANDING
                       73,158,255 SHARES OF COMMON STOCK.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following documents are incorporated by reference to this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 30, 1996 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (Parts II and IV).

    Part IV, Item 14(a)(3) is hereby amended to include the following exhibits:

      EXHIBITS
      --------

      4.5 Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee.

      4.6 First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company).




                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SILICON GRAPHICS, INC.


                                   By: /S/ William M. Kelly
                                       --------------------------------
                                       William M. Kelly, Senior Vice President,
                                       General Counsel and Secretary

Dated: December 6, 1996