Form 10-K405/A
period 1994-06-30
SILICON GRAPHICS INC /CA/
filed 1997-02-13
CIK 802301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

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

                                ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                      ON WHICH REGISTERED:
     -------------------                      --------------------
Common Stock, $0.001 par value               New York Stock Exchange
Preferred Share Purchase Rights              New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 2, 1994 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $3,464 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

AS OF SEPTEMBER 2, 1994, THE REGISTRANT HAD OUTSTANDING 141,104,197 SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to Parts II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held November 1, 1994 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1994 (Parts II and IV).

     This Amendment No. 1 to the Annual Report on Form 10-K for the period ended June 30, 1994 includes a financial data schedule that has been restated as the result of the June 15, 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc. which have been accounted for as pooling of interests.



     Item 14(a)(3) is hereby amended as follows:

          Exhibits
          --------

          27.1           Restated Financial Data Schedule.




                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SILICON GRAPHICS, INC.


                                     By: /s/ William M. Kelly
                                        ----------------------------------------
                                        William M. Kelly, Senior Vice President,
                                        General Counsel and Secretary

Dated:  February 7, 1997
                --