Form 10-Q/A
period 1994-09-30
SILICON GRAPHICS INC /CA/
filed 1997-02-13
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q/A



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934


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

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1994 includes a financial data schedule that has been restated as the result of the June 15, 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc. which have been accounted for as poolings of interests.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1    Restated Certificate of Incorporation of the Company.

     3.2    Bylaws of the Company, as amended.

     10.52 Directors' Stock Option Plan and form of Stock Option Agreement, as amended as of October 31, 1994.

     11.1   Statement of Computation of Common Shares and Common Share
            Equivalents.

     27.1   Restated Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1994.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 1997                SILICON GRAPHICS, INC.
                                       a Delaware corporation




                                  By:  /s/ William M. Kelly
                                       -----------------------------------------
                                       William M. Kelly
                                       Senior Vice President, General Counsel
                                       and Secretary