Form 10-Q/A
period 1994-12-31
SILICON GRAPHICS INC /CA/
filed 1997-02-13
CIK 802301

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

    This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended December 31, 1994 includes a financial data schedule that has been restated as the result of the June 15, 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc. which have been accounted for as poolings of interests.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    *2.1 Agreement and Plan of Merger and Reorganization, dated as of February 6, 1995, among Silicon Graphics, Inc., S Acquisition Corporation and Wavefront Technologies, Inc.

    *2.2 Agreement and Plan of Acquisition and Arrangement dated as of February 6, 1995 by and among Silicon Graphics, Inc., 1103707 Ontario Inc., Silicon Graphics Manufacturing S.A. and Alias Research Inc.

    10.61 Credit Agreement dated December 31, 1994 between the Company and Bank of America, National Trust and Savings Association.

    10.69 Employment Agreement dated February 1, 1995 between the Company and Thomas A. Jermoluk.

    11.1      Statement of Computation of Common Shares and Common Share
              Equivalents.

    27.1      Amended and Restated Financial Data Schedule.

    *99.1     Press Release dated February 7, 1995.

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
                                  a Delaware corporation




                                  By: /s/ William M. Kelly
                                     --------------------------------
                                       William M. Kelly
                                       Senior Vice President, General Counsel
                                       and Secretary