Form 10-Q/A
period 1995-03-31
SILICON GRAPHICS INC /CA/
filed 1997-02-13
CIK 802301

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-Q/A




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


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

    This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995 includes a financial data schedule that has been restated as the result of the June 15, 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc. which have been accounted for as poolings of interests.


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

Dated:  February 7, 1997                 SILICON GRAPHICS, INC.
                                         a Delaware corporation




                                      By:/s/William M. Kelly
                                          --------------------------------------
                                         William M. Kelly
                                         Senior Vice President, General Counsel
                                         and Secretary