Form 10-K405/A
period 1995-06-30
SILICON GRAPHICS INC /CA/
filed 1997-02-13
CIK 802301

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ----------------

                                     FORM 10-K/A
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended June 30, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 .  For the transition period from     to     .

                            Commission File Number 1-10441

                                SILICON GRAPHICS, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                                   94-2789662
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)

         2011 North Shoreline Boulevard, Mountain View, California 94043-1389
                (Address of principal executive offices and zip code)

         Registrant's telephone number, including area code:  (415) 960-1980
                                   ----------------

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

    This Amendment No. 1 to the Annual Report on Form 10-K for the period ended June 30, 1995 includes a financial data schedule that has been restated as the result of the June 15, 1995 mergers of Silicon Graphics, Inc., Alias Research Inc. and Wavefront Technologies, Inc. which have been accounted for as pooling of interests.



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