Form 10-Q
period 1996-12-31
SILICON GRAPHICS INC /CA/
filed 1997-02-14
CIK 802301

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.
         For the quarterly period ended DECEMBER 31, 1996.

                                          or

-----    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.
         For the transition period from            to            .


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


AS OF JANUARY 31, 1997 THERE WERE 176,394,911 SHARES OF COMMON STOCK
OUTSTANDING.

                                SILICON GRAPHICS, INC.
                            QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets...........................     3

         Condensed Consolidated Statements of Operations.................     4

         Condensed Consolidated Statements of Cash Flows.................     5

         Notes to Condensed Consolidated Financial Statements............     6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition...................     7


                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     15

Item 6.  Exhibits and Reports on Form 8-K...............................     15

Signatures..............................................................     16

Index to Exhibits.......................................................     17


TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, CHALLENGE and Onyx are registered trademarks and O2, Octane, Origin, Onyx2, Indigo, Indigo2 and POWER CHALLENGE are trademarks of Silicon Graphics, Inc. Indy is a registered trademark used under license in the United States, and owned by Silicon Graphics, Inc. in other countries worldwide. MIPS is a registered trademark and R10000 is a trademark of MIPS Technologies, Inc. Cray is a registered trademark and Cray T3E and Cray T90 are trademarks of Cray Research, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and other countries, licensed exclusively through X/Open Company Ltd.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SILICON GRAPHICS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                     December 31,      June 30,
ASSETS                                                                   1996          1996 (1)
------                                                               ------------     ---------
                                                                     (unaudited)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . .          $   291,734    $   257,080
    Short-term marketable investments. . . . . . . . . . .                5,825         38,316
    Accounts receivable, net . . . . . . . . . . . . . . .              833,544        978,874
    Inventories. . . . . . . . . . . . . . . . . . . . . .              600,260        520,045
    Deferred tax assets. . . . . . . . . . . . . . . . . .              187,371        198,239
    Prepaid expenses and other current assets. . . . . . .               78,608        103,701
                                                                    -----------     ----------
         Total current assets. . . . . . . . . . . . . . .            1,997,342      2,096,255

Other marketable investments . . . . . . . . . . . . . . .              146,670        161,541

Property and equipment, at cost. . . . . . . . . . . . . .              850,103        825,359
Accumulated depreciation and amortization. . . . . . . . .             (372,718)      (360,480)
                                                                    -----------     ----------
         Net property and equipment. . . . . . . . . . . .              477,385        464,879

Other assets . . . . . . . . . . . . . . . . . . . . . . .              419,207        435,571
                                                                    -----------     ----------
                                                                     $3,040,604     $3,158,246
                                                                    -----------     ----------
                                                                    -----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts and notes payable . . . . . . . . . . . . . .          $   251,888    $   397,838
    Other current liabilities. . . . . . . . . . . . . . .              698,740        703,600
                                                                    -----------     ----------
         Total current liabilities . . . . . . . . . . . .              950,628      1,101,438

Long-term debt and other . . . . . . . . . . . . . . . . .              403,461        381,490

Stockholders' equity:
    Preferred stock. . . . . . . . . . . . . . . . . . . .               16,998         16,998
    Common stock . . . . . . . . . . . . . . . . . . . . .                  174            173
    Additional paid-in capital . . . . . . . . . . . . . .            1,217,063      1,172,787
    Retained earnings. . . . . . . . . . . . . . . . . . .              425,871        461,311
    Accumulated translation adjustment and other . . . . .               26,409         24,049
                                                                    -----------     ----------
         Total stockholders' equity. . . . . . . . . . . .            1,686,515      1,675,318
                                                                    -----------     ----------
                                                                     $3,040,604     $3,158,246
                                                                    -----------     ----------
                                                                    -----------     ----------

------------
(1) The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                       (In thousands except per share amounts)

                                                                            Three Months                  Six Months
                                                                         Ended December 31,            Ended December 31,
                                                                     -------------------------   ---------------------------
                                                                       1996 (1)          1995       1996 (1)         1995
                                                                     ----------     ----------   ------------     ----------
Product and other revenue. . . . . . . . . . . . . . . . . . . .     $  682,809     $  597,474   $  1,306,222     $1,122,203
Service revenue. . . . . . . . . . . . . . . . . . . . . . . . .        142,503         74,259        284,692        144,809
                                                                     ----------     ----------   ------------     ----------
    Total revenue. . . . . . . . . . . . . . . . . . . . . . . .        825,312        671,733      1,590,914      1,267,012

Costs and expenses:
  Cost of product and other revenue. . . . . . . . . . . . . . .        376,397        291,103        749,357        525,769
  Cost of service revenue. . . . . . . . . . . . . . . . . . . .         80,540         40,253        158,275         78,198
  Research and development . . . . . . . . . . . . . . . . . . .        124,094         80,797        232,373        153,540
  Selling, general and administrative. . . . . . . . . . . . . .        254,348        193,151        486,515        365,340
  Merger-related expenses. . . . . . . . . . . . . . . . . . . .          2,331            561          5,165          1,275
                                                                     ----------     ----------   ------------     ----------
    Total costs and expenses . . . . . . . . . . . . . . . . . .        837,710        605,865      1,631,685      1,124,122
                                                                     ----------     ----------   ------------     ----------
Operating (loss) income. . . . . . . . . . . . . . . . . . . . .        (12,398)        65,868        (40,771)       142,890

Interest (expense) income and other, net . . . . . . . . . . . .         (1,397)         6,699         (2,215)        13,040
                                                                     ----------     ----------   ------------     ----------
(Loss) income before income taxes. . . . . . . . . . . . . . . .        (13,795)        72,567        (42,986)       155,930

(Benefit) provision for income taxes . . . . . . . . . . . . . .         (1,006)        20,214         (8,596)        45,220
                                                                     ----------     ----------   ------------     ----------
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . .        (12,789)        52,353        (34,390)       110,710

Preferred stock dividend requirement . . . . . . . . . . . . . .           (131)            --           (262)            --
                                                                     ----------     ----------   ------------     ----------
Net (loss) income available to common stockholders . . . . . . .     $  (12,920)     $  52,353     $  (34,652)    $  110,710
                                                                     ----------     ----------   ------------     ----------
                                                                     ----------     ----------   ------------     ----------
Net (loss) income per common share . . . . . . . . . . . . . . .       $  (0.07)       $  0.30       $  (0.20)       $  0.62
                                                                     ----------     ----------   ------------     ----------
                                                                     ----------     ----------   ------------     ----------
Common shares and common share
equivalents used in the calculation
of net (loss) income per common share. . . . . . . . . . . . . .        174,926        177,319        173,950        178,268
                                                                     ----------     ----------   ------------     ----------
                                                                     ----------     ----------   ------------     ----------

------------
(1) Amounts include the operations of Cray Research, acquired by the Company in April 1996.


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                    (In thousands)

                                                                   Six Months Ended December 31,
                                                                   -----------------------------
                                                                        1996 (1)        1995
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . .      $ (34,390)    $  110,710
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .        164,585         63,826
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,101           (461)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .        145,329        (28,146)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .       (107,746)       (55,702)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .         (9,232)        (2,407)
     Other assets and liabilities. . . . . . . . . . . . . . . .         19,936        (49,131)
                                                                     ----------     ----------
       Total adjustments . . . . . . . . . . . . . . . . . . . .        216,973        (72,021)
                                                                     ----------     ----------
  Net cash provided by operating activities. . . . . . . . . . .        182,583         38,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . .       (119,135)      (100,811)
Increase in other assets . . . . . . . . . . . . . . . . . . . .        (42,310)       (14,356)
Available-for-sale investments:
  Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,023)      (934,364)
  Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,222        943,470
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . .         38,706         25,160
                                                                     ----------     ----------
  Net cash used in investing activities. . . . . . . . . . . . .       (112,540)       (80,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . .         63,609          1,009
Payments of debt principal . . . . . . . . . . . . . . . . . . .       (140,248)        (5,155)
Sale of common stock . . . . . . . . . . . . . . . . . . . . . .         41,513         40,978
Purchase of common stock . . . . . . . . . . . . . . . . . . . .             --        (43,852)
Cash dividends - preferred stock.. . . . . . . . . . . . . . . .           (263)          (263)
                                                                     ----------     ----------
  Net cash used in financing activities. . . . . . . . . . . . .        (35,389)        (7,283)
                                                                     ----------     ----------
Net increase (decrease) in cash and cash equivalents . . . . . .         34,654        (49,495)
Cash and cash equivalents at beginning of period . . . . . . . .        257,080        307,875
                                                                     ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . .       $291,734       $258,380
                                                                     ----------     ----------
                                                                     ----------     ----------

------------
(1) Amounts include the operations of Cray Research, acquired by the Company in April 1996.


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

2.  INVENTORIES.

Inventories consist of (in thousands):

                                         December 31, 1996     June 30, 1996
                                         -----------------     -------------
    Components and subassemblies              $160,919            $199,441
    Work-in-process                            268,065             177,744
    Finished goods                              77,243              74,997
    Marketing                                   94,033              67,863
                                              --------            --------
    Total inventories                         $600,260            $520,045
                                              --------            --------
                                              --------            --------

3. BORROWINGS.

In December 1996, the Company's subsidiary in Japan entered into long-term borrowing arrangements under which it borrowed 6 billion yen (representing the U.S. dollar equivalent of approximately $52 million) for a period of five years at an interest rate of 2.06% payable quarterly.

4.  CONTINGENCIES.

The Company is defending a securities class action lawsuit filed in U.S. District Court for the Northern District of California in January 1996. In October 1996, the plaintiffs filed an amended complaint alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions.

The Company is also defending a securities class action lawsuit involving MIPS Computer Systems, Inc., which the Company acquired in June 1992. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The Company believes it has good defenses to the claims alleged in this lawsuit and is defending itself vigorously. See Item 1 - Part II for additional information.

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

YEAR-TO-YEAR COMPARISONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
-------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                                     Three Months        Six Months           Pro Forma
                                                    Ended Dec. 31,      Ended Dec. 31,    Ended Dec 31, 1995
                                                  -----------------   ------------------  ------------------
                                                    1996      1995      1996      1995    3 months  6 months
                                                  -------   -------   --------  --------  --------  --------
Product and other revenue. . . . . . . . . . . .    82.7%     88.9%     82.1%     88.6%     86.0%     84.9%
Service revenue. . . . . . . . . . . . . . . . .    17.3      11.1      17.9      11.4      14.0      15.1
                                                   -----     -----     -----     -----     -----     -----
Total revenue. . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%

Gross margin . . . . . . . . . . . . . . . . . .    44.6(1)   50.7      42.9(2)   52.3      47.7      48.7

Research and development . . . . . . . . . . . .    15.0      12.0      14.6      12.1      11.9      12.3
Selling, general & administrative. . . . . . . .    30.8      28.8      30.6      28.8      25.9      26.7
Merger-related expenses. . . . . . . . . . . . .     0.3       0.1       0.3       0.1
                                                   -----     -----     -----     -----
Operating (loss) income. . . . . . . . . . . . .    (1.5)      9.8      (2.6)     11.3

Interest (expense) income and other, net . . . .    (0.2)      1.0      (0.1)      1.0
                                                   -----     -----     -----     -----
(Loss) income before income taxes. . . . . . . .    (1.7)     10.8      (2.7)     12.3

(Benefit) provision for income taxes . . . . . .    (0.1)      3.0      (0.5)      3.6
                                                   -----     -----     -----     -----
Net (loss) income. . . . . . . . . . . . . . . .    (1.5)%     7.8%     (2.2)%     8.7%
                                                   -----     -----     -----     -----
                                                   -----     -----     -----     -----

------------
(1) 46.4% before the effects of Cray purchase accounting adjustments.

(2) 45.7% before charges for the MIPS R10000-TM- microprocessor replacement program and the effects of Cray purchase accounting adjustments.

REVENUES BY GEOGRAPHY (PRO FORMA COMBINED)
--------------------------------------------------------------------------------

                         Three Months                    Six Months
                         Ended Dec. 31,      Year      Ended Dec. 31,     Year
                       ----------------     /Year    -----------------   /Year
($ in millions)          1996      1995     Change     1996      1995    Change
                       -------   -------   --------  -------  --------  --------
United States          $  419    $  377      11%     $  848    $  755      12%
Europe                    232       303     (24)%       411       512     (20)%
Rest of World             174       219     (21)%       332       390     (15)%
                       ------    ------    -----     ------    ------    -----
Total revenue          $  825    $  899      (8)%    $1,591    $1,657      (4)%
                       ------    ------    -----     ------    ------    -----
                       ------    ------    -----     ------    ------    -----

                                              Three Months        Six Months
                                             Ended Dec. 31,      Ended Dec. 31,
                                            ---------------     ----------------
(as a percentage of total revenue)           1996      1995      1996       1995
                                            ------    -----     -----      -----
United States                                 51%       42%       53%       46%
Europe                                        28%       34%       26%       31%
Rest of World                                 21%       24%       21%       23%

REVENUE BY PRODUCT LINE (PRO FORMA COMBINED)
--------------------------------------------------------------------------------

                                              Three Months         Six Months
                                             Ended Dec. 31,      Ended Dec. 31,
(as a percentage of product revenue,        ----------------    ----------------
 excluding other revenue)                    1996      1995      1996      1995
                                            ------    ------    ------    ------
Servers and high performance
computing systems (primarily from
the Origin-TM-, POWER CHALLENGE-TM-,
CHALLENGE-Registered Trademark-,
Onyx-Registered Trademark- and
Cray-Registered Trademark- families)          56%       53%       57%       53%

Workstations (primarily from the
O2-TM-, Indy-Registered Trademark-
and Indigo2-TM- families)                     44%       47%       43%       47%

--------------------------------------------------------------------------------

REVENUE. The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenue, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenue for the second quarter and first six months of fiscal 1997 of $825 million and $1,591 million, respectively, declined compared with the pro forma combined revenue of $899 million and $1,657 million, respectively, for the corresponding periods of fiscal 1996. Product revenue for the Company's servers and high performance computing systems declined 7% compared with the same quarter a year ago, and was essentially flat for the first six months of fiscal 1997 compared with the same period a year ago. Product revenue for the Company's workstations for the second quarter and first six months of fiscal 1997 was 16% and 15% lower, respectively, than for the same periods a year ago.

The decline in the Company's revenue during the second quarter and first six months of fiscal 1997 was primarily the result of product transition issues across a substantial portion of the Company's product line. During the second quarter, the Company introduced its new O2, Origin and Onyx2 product families. Although product bookings for the second quarter were strong, the Company was not able to ship all systems ordered by customers, in part due to the timing of the manufacturing ramp-up for the new systems and in part due to variations in product mix, especially in the server and high-performance computing product families. The Company's second quarter revenue in the "power desktop" market served by the Indigo2 family of workstations was also adversely affected by customer anticipation of the new Octane-TM- workstations announced by the Company in January 1997.
Revenue for the first six months of fiscal 1997 also was affected by a problem in the manufacturing fabrication process for the R10000 microprocessor which was identified and resolved by the Company and NEC, the principal manufacturer for the R10000 microprocessor, in the first quarter. The Company completed a board replacement program in the second quarter of fiscal 1997 for customers with potentially affected systems. Currency changes also depressed international revenue growth rates during both the second quarter and first six months of fiscal 1997.

The Company's consolidated backlog at December 31, 1996 was $757 million, compared with backlog of $473 million at September 30, 1996. A majority of the backlog at December 31, 1996 represented orders scheduled to ship during fiscal 1997.

GROSS MARGIN. Gross margin of 44.6% and 42.9% for the second quarter and first six months of fiscal 1997, respectively, decreased compared with pro forma combined gross margin of 47.7% and 48.7%, respectively, for the corresponding periods of fiscal 1996. Pro forma combined gross margin for the first six months of fiscal 1997 would have been 45.7% without the $10 million in first quarter charges relating to the R10000 microprocessor replacement program and the purchase accounting charges described below. The decline in gross margin is primarily attributable to competitive pricing pressures, manufacturing variances associated with new product introductions and the Cray Research purchase accounting and other charges taken during the first six months of fiscal 1997.

Because purchase accounting requires that purchased work-in-process and finished goods inventories be written up to fair value at the time of the acquisition, gross margins in subsequent periods are adversely affected until the purchased inventories are sold to customers. The effect of the write-up was to reduce gross margin for the second quarter and first six months of fiscal 1997 by approximately $12 million and $29 million, respectively. The Company expects that the continuing effect of the sell-through of this inventory will reduce gross margins by an aggregate of approximately $8 million during the remainder of fiscal 1997. Likewise, purchase accounting does not allow recognition of the gross profit on acquired service contracts. The effect of this was to reduce gross margin for the second quarter and first six months by approximately $2 million and $4 million, respectively. The effect on gross margins during the remainder of fiscal 1997 will be approximately $2 million. In addition, the first quarter of fiscal 1997 gross margin was adversely affected by the need to provide higher than normal inventory reserves as a result of product transitions.

Gross margins in fiscal 1997 are expected to be lower than in fiscal 1996. A significant reason for this expected decline is the impact of the Cray Research business which has in recent years had lower product and service gross margins than the Silicon Graphics business. The Company expects over time to achieve synergy and implement other changes that will moderate but not eliminate the impact of these differences in Cray Research's business on the combined organization. While the Company expects gross margins to increase gradually over the remainder of fiscal 1997 as new product cost structures improve during the transition to full volumes, the Company believes gross margins will continue to be adversely affected by aggressive pricing.

OPERATING EXPENSE. The Company plans its annual operating expenses based on a target percentage range of anticipated revenue. These targets reflect the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the appropriate levels of general and administrative spending. Because most of the Company's operating expenses are relatively fixed in the short term, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. This was reflected in the Company's operating expense for the second quarter and first six months of fiscal 1997, which was significantly higher as a percentage of revenue than the corresponding periods a year ago and the target ranges, principally due to lower than expected revenue.

Merger-related expenses in fiscal 1997 relate to the Cray Research acquisition and consist principally of costs associated with integration of Silicon Graphics and Cray Research information systems, accounting processes and marketing and human resource activities. The Company expects to incur an additional $8 million to $12 million of similar merger-related expenses during the remainder of fiscal 1997.

OTHER OPERATING RESULTS. Interest (expense) income and other, net for the second quarter of fiscal 1997 was $(1.4) million compared with $6.7 million for the second quarter of fiscal 1996. Correspondingly, Interest (expense) income and other, net for the first six months of fiscal 1997 was $(2.2) million compared with $13.0 million for the first six months of fiscal 1996. The changes for both the second quarter and first six months of fiscal 1997 compared with the corresponding periods of fiscal 1996 reflect gains realized in the second quarter and first six months of fiscal 1996 on the Company's cash portfolio that were not realized in the corresponding periods of fiscal 1997, costs associated with the expansion of the Company's economic hedging program, substantially smaller invested cash balances following the Cray Research acquisition and additional interest expense on the 6.125% debentures assumed in the Cray Research acquisition.

TAXES. The Company revised its estimated fiscal year tax rate during the second quarter of fiscal 1997 from 26% to 20%. This revision resulted in a 7% effective tax rate for the second quarter of fiscal 1997. The tax rate for the second quarter and first six months of fiscal 1996 was 28% and 29%, respectively. The lower effective tax rate is primarily attributable to the reinstated U.S. federal research tax credit and to proportionately higher earnings in low tax jurisdictions. No provision for residual federal taxes has been made on accumulated undistributed earnings of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations.

As a result of the acquisition by Silicon Graphics, Cray Research experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code and is subject to certain limitations on the utilization of its pre-acquisition net operating loss and tax credit carryforward. The Company has provided a valuation allowance to offset the deferred tax asset relating to foreign tax credits that may expire prior to utilization due to this annual limitation. The valuation allowance for deferred tax assets of approximately $60.8 million will be applied to reduce the noncurrent intangible assets related to the acquisition of Cray Research if future tax benefits are subsequently realized.

FINANCIAL CONDITION

At December 31, 1996, cash and cash equivalents and short- and long-term marketable investments totaled $444 million, down from $457 million at June 30, 1996. Operating activities generated $183 million during the first six months of fiscal 1997 compared with $39 million during the first six months of fiscal 1996. Despite the net loss during the first six months of fiscal 1997, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable as well as charges that did not use cash, including $33 million of amortization of the write-up of acquired Cray Research inventories and service contracts, offset in part by an increase in inventories. Investing activities, other than changes in the Company's marketable investments, consumed $161 million in cash during the first six months of fiscal 1997, principally for the acquisition of capital equipment. The principal financing activities during the first six months of fiscal 1997 were to repay $137 million in short-term borrowings and to secure 6 billion in long-term yen-denominated borrowings representing the U.S. dollar equivalent of approximately $52 million. The employee stock plans continue to be an additional source of cash.

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $444 million and up to $250 million available under its three-year revolving credit facility. In connection with the acquisition of Cray Research, the Company recorded an accrual for costs of exiting facilities and streamlining duplicate administrative activities. During the first six months of fiscal 1997, cash outlays for these activities were approximately $18 million. The Company anticipates that cash outlays during the remainder of fiscal 1997 for exit activities will be approximately $14 million to $18 million.

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

PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. Other than in the Cray Research business, the Company has short delivery cycles and derives each quarter's revenue predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month. This makes the forecasting of revenue inherently uncertain because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of large Cray systems may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

PRODUCT DEVELOPMENT AND INTRODUCTION The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. In October 1996, the Company introduced the new O2, Origin and Onyx2 product families and in January 1997, introduced the Octane line of workstations, replacing a substantial portion of its current product line. Product transitions are a recurring part of the Company's business cycle. A number of risks are inherent in this process.

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

Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. The Company often announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. In the case of the Cray Research product line, new products are generally announced well in advance of availability, due to the longer sales cycle for these systems.
The Company's results could be adversely affected by such factors as development delays, the release of products to manufacturing late in any quarter, quality or yield problems experienced by suppliers, variations in product costs, delays in customer purchases of existing products in anticipation of the introduction of new products, and excess inventories of older products and components. The operating results for the second quarter and first six months of fiscal 1997 were strongly influenced by product transition issues. These issues may also affect the Company's results for the third quarter as the Company ramps up volume manufacturing of the 02, Origin and Onyx2 products, introduces its new Octane workstation line, and expects to continue to ship significant units in its existing Indigo2 workstation line.

COMPETITION The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most of the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional UNIX workstation rivals and Cray's traditional supercomputing competitors, but also from new sources including the personal computer industry. In particular, the Company is experiencing increasing competition in its desktop business from workstations based upon the Intel Pentium microprocessor, Microsoft's Windows NT operating system, and a variety of 3-D graphics acceleration cards. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

VOLUME STRATEGY The Company believes that its long-term success is dependent on achieving substantial increases in unit volumes over the next several years. The Company's Silicon Desktop Group has the charter of implementing a comprehensive strategy for increasing volumes of workstation products, including new product development, greater emphasis on lower-cost manufacturing and the strengthening of indirect distribution channels. Risks associated with this strategy include:

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

    - At December 31, 1996, the combined Company's backlog was $757 million. Over half of this backlog consists of orders for Cray systems.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a securities class action lawsuit involving MIPS Computer Systems, Inc., which the Company acquired in June 1992. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. On February 4, 1997, the United States Court of Appeals for the Ninth Circuit denied the Company's petition for rehearing of its decision reversing the summary judgment granted in the defendants' favor in June 1994. The Company intends to seek review of this decision by the United States Supreme Court. The Company believes it has good defenses to the claims alleged in this lawsuit and is defending itself vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11.1      Statement of Computation of Per Share Earnings.

    27.1      Financial Data Schedule.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 1997              SILICON GRAPHICS, INC.
                                       a Delaware corporation


                                       By:  /s/ Stanley J. Meresman
                                          -----------------------------------
                                            Stanley J. Meresman
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)


                                       By:  /s/ Dennis P. McBride
                                          -----------------------------------
                                            Dennis P. McBride
                                            Vice President, Controller
                                            (Principal Accounting Officer)

                              SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS


 Exhibit   Description
 -------   -----------
  11.1     Statement of Computation of Per Share Earnings
  27.1     Financial Data Schedule