Form 10-Q
period 1997-03-31
SILICON GRAPHICS INC /CA/
filed 1997-05-15
CIK 802301

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q



(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the quarterly period ended MARCH 31, 1997.

                                          or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the transition period from            to            .




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

                                        Yes /X/        No / /



AS OF APRIL 30, 1997 THERE WERE 177,010,182 SHARES OF COMMON STOCK OUTSTANDING.

                                SILICON GRAPHICS, INC.
                            QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS


                                                                     Page No.
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):


         Condensed Consolidated Balance Sheets . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows . . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements. . . . . . .  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition . . . . . . . . . .  8


                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18





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

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SILICON GRAPHICS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                     March 31,       June 30,
ASSETS                                                 1997          1996(1)
                                                       ----          -------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . . .  $  265,233     $  257,080
   Short-term marketable investments . . . . . . .      30,172         38,316
   Accounts receivable, net. . . . . . . . . . . .     861,683        978,874
   Inventories . . . . . . . . . . . . . . . . . .     674,063        520,045
   Deferred tax assets . . . . . . . . . . . . . .     187,426        198,239
   Prepaid expenses and other current assets . . .      76,729        103,701
                                                    ----------     ----------
      Total current assets . . . . . . . . . . . .   2,095,306      2,096,255

Other marketable investments . . . . . . . . . . .     116,044        161,541

Property and equipment, at cost. . . . . . . . . .     896,468        825,359
Accumulated depreciation and amortization. . . . .    (398,120)      (360,480)
                                                    ----------     ----------
      Net property and equipment . . . . . . . . .     498,348        464,879

Other assets . . . . . . . . . . . . . . . . . . .     422,445        435,571
                                                    ----------     ----------
                                                    $3,132,143     $3,158,246
                                                    ----------     ----------
                                                    ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable. . . . . . . . . . .   $322,686$        397,838
   Other current liabilities . . . . . . . . . . .     710,004        703,600
                                                    ----------     ----------
      Total current liabilities. . . . . . . . . .   1,032,690      1,101,438

Long-term debt and other . . . . . . . . . . . . .     398,335        381,490

Stockholders' equity:
   Preferred stock . . . . . . . . . . . . . . . .      16,998         16,998
   Common stock. . . . . . . . . . . . . . . . . .         176            173
   Additional paid-in capital. . . . . . . . . . .   1,230,715      1,172,787
   Retained earnings . . . . . . . . . . . . . . .     435,425        461,311
   Accumulated translation adjustment and other.        17,805         24,049
      Total stockholders' equity . . . . . . . . .   1,701,118      1,675,318
                                                    ----------     ----------
                                                    $3,132,143     $3,158,246
                                                    ----------     ----------
                                                    ----------     ----------

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

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                       (In thousands except per share amounts)

                                                             Three Months                Nine Months
                                                            Ended March 31,             Ended March 31,
                                                      ---------------------------  -------------------------
                                                        1997 (1)         1996        1997 (1)        1996
                                                        --------         ----        --------        ----
Product and other revenue. . . . . . . . . . . . .     $  768,673     $  595,661   $  2,074,895   $  1,717,864
Service revenue. . . . . . . . . . . . . . . . . .        140,697         81,270        425,389        226,079
                                                       ----------     ----------   ------------   ------------
     Total revenue . . . . . . . . . . . . . . . .        909,370        676,931      2,500,284      1,943,943

Costs and expenses:
     Cost of product and other revenue . . . . . .        435,695        290,294      1,185,052        816,063
     Cost of service revenue . . . . . . . . . . .         81,597         39,783        239,872        117,981
     Research and development. . . . . . . . . . .        121,532         78,006        353,905        231,546
     Selling, general and administrative . . . . .        254,086        195,897        740,601        561,237
     Merger-related expenses . . . . . . . . . . .          2,482            ---          7,647          1,275
                                                       ----------     ----------   ------------   ------------
         Total costs and expenses. . . . . . . . .        895,392        603,980      2,527,077      1,728,102
                                                       ----------     ----------   ------------   ------------

Operating income (loss). . . . . . . . . . . . . .         13,978         72,951       (26,793)        215,841

Interest (expense) income and other, net . . . . .        (2,156)          1,740        (4,371)         14,780
                                                       ----------     ----------   ------------   ------------
Income (loss) before income taxes. . . . . . . . .         11,822         74,691       (31,164)        230,621

Provision (benefit) for income taxes . . . . . . .          1,284         21,660        (7,312)         66,880
                                                       ----------     ----------   ------------   ------------
Net income (loss). . . . . . . . . . . . . . . . .         10,538         53,031       (23,852)        163,741

Preferred stock dividend requirement . . . . . . .          (131)            ---          (394)            ---
                                                       ----------     ----------   ------------   ------------
Net income (loss) available to common
  stockholders . . . . . . . . . . . . . . . . . .      $  10,407      $  53,031    $  (24,246)     $  163,741
                                                       ----------     ----------   ------------   ------------
                                                       ----------     ----------   ------------   ------------

Net income (loss) per common share . . . . . . . .        $  0.06        $  0.31       $  (0.14)       $  0.93
                                                       ----------     ----------   ------------   ------------
                                                       ----------     ----------   ------------   ------------

Common shares and common share
equivalents used in the calculation
of net income (loss) per common share. . . . . . .        184,555        173,545        174,761        176,663
                                                       ----------     ----------   ------------   ------------
                                                       ----------     ----------   ------------   ------------

(1) Amounts include the operations of Cray Research, acquired by the Company in April 1996.

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                    (In thousands)

                                                                         Nine Months Ended March 31,
                                                                         ---------------------------
                                                                            1997(1)         1996
                                                                            -------         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . .     $   (23,852)   $   163,741
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . .         238,982        100,111
    Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,730)         3,368
    Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . . . .         117,191        (71,397)
         Inventories . . . . . . . . . . . . . . . . . . . . . . . .        (186,275)       (81,515)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . .          61,566         13,854
         Other assets and liabilities. . . . . . . . . . . . . . . .          27,724        (15,270)
                                                                         -----------     ----------
            Total adjustments. . . . . . . . . . . . . . . . . . . .         251,458        (50,849)
                                                                         -----------     ----------
    Net cash provided by operating activities. . . . . . . . . . . .         227,606        112,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .        (182,948)      (146,713)
Increase in other assets . . . . . . . . . . . . . . . . . . . . . .         (66,423)       (34,470)
Available-for-sale investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,023)      (999,515)
    Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,222      1,225,918
    Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,258         50,954
                                                                         -----------     ----------
    Net cash (used in) provided by investing activities. . . . . . .        (194,914)        96,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . . .          63,873          1,651
Payments of debt principal . . . . . . . . . . . . . . . . . . . . .        (141,231)       (12,809)
Sale of common stock . . . . . . . . . . . . . . . . . . . . . . . .          53,082         51,909
Purchase of common stock . . . . . . . . . . . . . . . . . . . . . .              --        (76,014)
Cash dividends - preferred stock . . . . . . . . . . . . . . . . . .            (263)          (263)
                                                                         -----------     ----------
    Net cash used in financing activities. . . . . . . . . . . . . .         (24,539)       (35,526)
                                                                         -----------     ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . .           8,153        173,540
Cash and cash equivalents at beginning of period . . . . . . . . . .         257,080        307,875
                                                                         -----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . .      $  265,233     $  481,415
                                                                         -----------     ----------
                                                                         -----------     ----------


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

2.  INVENTORIES.

Inventories consist of (in thousands):

                                               March 31, 1997   June 30, 1996
                                               --------------   -------------
Components and subassemblies                     $  236,589      $ 199,441
Work-in-process                                     270,049        177,744
Finished goods                                       85,303         74,997
Marketing                                            82,122         67,863
                                                 ----------     ----------
Total inventories                                 $ 674,063      $ 520,045
                                                 ----------     ----------
                                                 ----------     ----------

3.  BORROWINGS.

In December 1996, the Company's subsidiary in Japan entered into long-term borrowing arrangements under which it borrowed 6 billion yen (representing the U.S. dollar equivalent of approximately $52 million) for a period of five years at an interest rate of 2.06% payable quarterly.

4.  EARNINGS PER SHARE.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (referred to as basic earnings per share), the dilutive effect of convertible securities and stock options will be excluded. The new requirements are not expected to affect either primary or fully diluted earnings per share for the quarter ended March 31, 1997. The new requirements are expected to increase primary earnings per share by $0.02 but not to affect fully diluted earnings per share for the quarter ended March 31, 1996.

5. STOCK OPTION PLANS.

On April 23, 1997, the Company initiated an option exchange program to allow employees (excluding senior executives) to exchange their out-of-the-money stock options for new options to purchase a smaller number of shares based on exchange ratios ranging from one new option for every 1.25 to 2 canceled options. The new options will have an exercise price equal to the higher of $16.50 or the closing price on May

23, 1997, will vest over the longer of two years or the original vesting schedule and cannot be exercised prior to May 1998. If all eligible options are exchanged under the program, the number of outstanding options will be reduced by about 5 million shares, to approximately 34 million shares.

6.  CONTINGENCIES.

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


YEAR-TO-YEAR COMPARISONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
---------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                                                     Three Months        Nine Months           Pro Forma
                                                                    Ended Mar. 31,      Ended Mar. 31,    Ended Mar. 31, 1996
                                                                  ------------------   ----------------   -------------------
                                                                    1997      1996      1997      1996    3 months  9 months
                                                                    ----      ----      ----      -----   --------  ---------
Product and other revenue. . . . . . . . . . . . . . . . . . . .    84.5%     88.0%     83.0%     88.4%     83.4%     84.4%
Service revenue. . . . . . . . . . . . . . . . . . . . . . . . .    15.5      12.0      17.0      11.6      16.6      15.6
                                                                  -------   -------   -------   -------   -------   -------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%

Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . .    43.1(1)   51.2      43.0(2)   52.0      47.5      48.3

Research and development . . . . . . . . . . . . . . . . . . . .    13.4      11.5      14.2      11.9      13.1      12.5
Selling, general & administrative. . . . . . . . . . . . . . . .    27.9      28.9      29.6      28.9      29.3      27.5
Merger-related expenses. . . . . . . . . . . . . . . . . . . . .     0.3        --       0.3       0.1
                                                                  -------   -------   -------   -------
Operating income (loss). . . . . . . . . . . . . . . . . . . . .     1.5      10.8     (1.1)      11.1

Interest (expense) income and other, net . . . . . . . . . . . .   (0.2)       0.3     (0.2)       0.8
                                                                  -------   -------   -------   -------
Income (loss) before income taxes. . . . . . . . . . . . . . . .     1.3      11.0     (1.3)      11.9

Provision (benefit) for income taxes . . . . . . . . . . . . . .     0.1       3.2     (0.3)       3.4
                                                                  -------   -------   -------   -------
                                                                  -------   -------   -------   -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .     1.2%      7.8%    (1.0)%      8.4%
                                                                  -------   -------   -------   -------
                                                                  -------   -------   -------   -------

_________
(1)  43.8% before the effects of Cray purchase accounting adjustments.
(2) 45.0% before charges for the MIPS R10000-TM- microprocessor replacement program and the effects of Cray purchase accounting adjustments.

REVENUES BY GEOGRAPHY (PRO FORMA COMBINED)

                         Three Months                 Nine Months
                         Ended Mar. 31,      Year     Ended Mar. 31,      Year
                         --------------      /Year   --------------      /Year
($ in millions)          1997      1996     Change    1997     1996      Change
                         ----      ----     ------    -----    -----     ------
United States            $445      $350       27%    $1,292    $1,105      17%
Europe                    236       227        4%       647       739    (12)%
Rest of World             228       211        8%       561       601     (7)%
                         ----      ----      ----    ------    ------    -----
Total revenue            $909      $788       15%    $2,500    $2,445     (2)%
                         ----      ----      ----    ------    ------    -----
                         ----      ----      ----    ------    ------    -----

                                        Three Months             Nine Months
                                       Ended Mar. 31,           Ended Mar. 31,
                                       --------------           --------------
(as a percentage of total revenue)     1997      1996           1997      1996
                                       ----      ----           ----      ----
United States                           49%       44%            52%       45%
Europe                                  26%       29%            26%       30%
Rest of World                           25%       27%            22%       25%


REVENUE BY PRODUCT LINE (PRO FORMA COMBINED)

                                                        Three Months              Nine Months
                                                        Ended Mar. 31,           Ended Mar. 31,
                                                        --------------           --------------
(as a percentage of total revenue)                      1997      1996           1997      1996
 excluding other revenue)                               ----      ----           ----      ----
Servers and high performance computing systems
(primarily from the Origin-TM-, POWER CHALLENGE-TM-,
CHALLENGE-Registered Trademark-, Onyx-Registered
Trademark- and Cray-Registered Trademark- families)      63%       43%            59%      50%

Workstations (primarily from the O2-TM-,
Indy-Registered Trademark- and
Indigo2-TM- families)                                    37%       57%            41%      50%



---------------------------------------------------------------------------

REVENUE. The Company's product and other revenues are derived primarily from shipment of computer system products, with subsystem and software revenue, license fees, and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenue for the third quarter and first nine months of fiscal 1997 of $909 million and $2.5 billion, respectively, increased compared with the pro forma combined revenue of $788 million and $2.4 billion, respectively, for the corresponding periods of fiscal 1996. Product revenue for the Company's servers and high performance computing systems for the third quarter and first nine months of fiscal 1997 grew 71% and 21%, respectively, compared with the same periods a year ago. Product revenue for the Company's workstations for the third quarter and first nine months of fiscal 1997 declined 22% and 18%, respectively, compared with the same periods a year ago.

The increase in the Company's revenue during the third quarter and first nine months of fiscal 1997 was primarily the result of strong sales of the Company's newer products including the O2, Origin 200, Origin 2000 and T3E products, offset in part by a decline in sales of earlier generations of these products. The Company's third quarter revenue in the "power desktop" market served by the Indigo2 and Octane families of workstations was also adversely affected by the release to manufacturing late in the quarter of its new

Octane workstations. Revenue for the first nine months of fiscal 1997 also was affected by a problem in the manufacturing fabrication process for the R10000 microprocessor which was identified and resolved by the Company and NEC, the principal manufacturer for the R10000 microprocessor, in the first quarter. The Company completed a board replacement program in the second quarter of fiscal 1997 for customers with potentially affected systems. Currency changes also depressed international revenue growth rates during both the third quarter and first nine months of fiscal 1997.

The Company's consolidated backlog at March 31, 1997 was $709 million, compared with backlog of $757 million at December 31, 1996. A majority of the backlog at March 31, 1997 represented orders scheduled to ship during the fourth quarter of fiscal 1997.

GROSS MARGIN. Gross margin of 43.1% and 43.0% for the third quarter and first nine months of fiscal 1997, respectively, decreased compared with pro forma combined gross margin of 47.5% and 48.3%, respectively, for the corresponding periods of fiscal 1996. Pro forma combined gross margin for the first nine months of fiscal 1997 would have been 45.0% without the $10 million in first quarter charges relating to the R10000 microprocessor replacement program and the purchase accounting charges described below. The decline in gross margin is primarily attributable to manufacturing variances associated with new product introductions, competitive pricing pressures and the Cray Research purchase accounting and other charges taken during the first nine months of fiscal 1997.


Because purchase accounting requires that purchased work-in-process and finished goods inventories be written up to fair value at the time of the acquisition, gross margins in subsequent periods are adversely affected until the purchased inventories are sold to customers. The effect of the write-up was to reduce gross margin for the third quarter and first nine months of fiscal 1997 by approximately $4 million and $33 million, respectively. The Company expects that the continuing effect of the sell-through of this inventory will reduce gross margins by an aggregate of approximately $3 million during the fourth quarter of fiscal 1997. Likewise, purchase accounting does not allow recognition of the gross profit on acquired service contracts. The effect of this was to reduce gross margin for the third quarter and first nine months by approximately $2 million and $6 million, respectively. The effect on gross margins during the fourth quarter of fiscal 1997 is expected to be immaterial. In addition, the first quarter of fiscal 1997 gross margin was adversely affected by the need to provide inventory reserves as a result of product transitions.

OPERATING EXPENSE. The Company plans its annual operating expenses based on a target percentage range of anticipated revenue. These targets reflect the Company's beliefs about the levels of research and development necessary to develop leading-edge products for its markets, the levels of sales and marketing expenses appropriate to support its channels of distribution and the appropriate levels of general and administrative spending. Because most of the Company's operating expenses are relatively fixed in the short term, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. This was reflected in the Company's operating expense for the first nine months of fiscal 1997, which was higher as a percentage of revenue than the corresponding period a year ago and the target ranges, principally due to lower than expected revenue.

Merger-related expenses in fiscal 1997 relate to the Cray Research acquisition and consist principally of costs associated with integration of Silicon Graphics and Cray Research information systems, accounting processes and marketing and human resource activities. The Company expects to incur an additional $4 million to $6 million of similar merger-related expenses during the fourth quarter of fiscal 1997.

OTHER OPERATING RESULTS. Interest (expense) income and other, net for the third quarter of fiscal 1997 was $(2.2) million compared with $1.7 million for the third quarter of fiscal 1996. Correspondingly, interest (expense) income and other, net for the first nine months of fiscal 1997 was $(4.4) million compared with $14.8 million for the first nine months of fiscal 1996. The changes for both the third quarter and first nine months of fiscal 1997 compared with the corresponding periods of fiscal 1996 reflect substantially smaller invested cash balances following the Cray Research acquisition, interest expense on the

6.125% debentures assumed in the Cray Research acquisition and costs associated with the expansion of the Company's economic hedging program.

TAXES. The Company revised its estimated fiscal year tax rate during the third quarter of fiscal 1997 from 20% resulting in an anticipated 11% effective tax rate for the third and fourth quarters. The tax rate was 29% for both the third quarter and first nine months of fiscal 1996. The lower effective tax rate for fiscal 1997 is primarily attributable to the reinstated U.S. federal research tax credit and to proportionately higher earnings in low tax jurisdictions. No provision for residual federal taxes has been made on accumulated undistributed earnings of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations. In fiscal 1998, the Company expects that the tax rate will return to a level of approximately 26%.

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

FINANCIAL CONDITION

At March 31, 1997, cash and cash equivalents and short- and long-term marketable investments totaled $411 million, down from $457 million at June 30, 1996. Operating activities generated $228 million during the first nine months of fiscal 1997 compared with $113 million during the first nine months of fiscal 1996. Despite the net loss during the first nine months of fiscal 1997, cash flow from operating activities was positive principally due to a decrease in accounts receivable, an increase in account payable, and charges that did not use cash, including $39 million of amortization of the write-up of acquired Cray Research inventories and service contracts, offset in part by a significant increase in inventories. Investing activities, other than changes in the Company's marketable investments, consumed $249 million in cash during the first nine months of fiscal 1997, principally for the acquisition of capital equipment. The principal financing activities during the first nine months of fiscal 1997 were to repay $141 million in short-term borrowings and to secure 6 billion in long-term yen-denominated borrowings representing the U.S. dollar equivalent of approximately $52 million. The employee stock plans continue to be an additional source of cash.

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $411 million and up to $250 million available under its three-year revolving credit facility. In connection with the acquisition of Cray Research, the Company recorded an accrual for costs of exiting facilities and streamlining duplicate administrative activities. During the first nine months of fiscal 1997, cash outlays for these activities were approximately $25 million. The Company anticipates that cash outlays during the remainder of fiscal 1997 for exit activities will be approximately $7 million to $9 million.

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

PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. Other than in the Cray Research business, the Company has short delivery cycles and derives each quarter's revenue predominantly from orders booked and shipped during the third month, and disproportionately in the latter half of that month which makes the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of large Cray systems may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

PRODUCT DEVELOPMENT AND INTRODUCTION The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. In October 1996, the Company announced the new O2, Origin and Onyx2 product families and in January 1997, announced the Octane line of workstations, replacing a substantial portion of its current product line. Product transitions are a recurring part of the Company's business cycle. A number of risks are inherent in this process.

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

Short product life cycles place a premium on the Company's ability to manage the transition from current products to new products. The Company often announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume in the same quarter. In the case of the Cray Research product line, new products are generally announced well in advance of availability, due to the longer sales cycle for these systems. The Company's results could be adversely affected by such factors as development delays, the release of products to manufacturing late in any quarter, quality or yield problems experienced by suppliers, variations in product costs, delays in customer purchases of existing products in anticipation of the introduction of new products, and excess inventories of older products and components. The operating results for the third quarter and first nine months of fiscal 1997 were strongly influenced by product transition issues. These issues may also affect the Company's results for the fourth quarter as the Company ramps up volume manufacturing of its new Octane workstation line.

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

VOLUME STRATEGY The Company believes that its long-term success is dependent on achieving substantial increases in unit volumes over the next several years. The Company's Silicon Desktop Group has the charter of implementing a comprehensive strategy for increasing volumes of workstation products, including new product development, greater emphasis on lower-cost manufacturing and the strengthening of indirect distribution channels. Risks associated with this strategy include:

     - increased direct competition with the personal computer industry, portions of which have been seeking to move up market to compete with low-end workstations (see "Competition");
     - the impact of lower gross margins, to the extent not mitigated by savings in distribution costs and other operating expenses; and
     - the extent to which the Company is able to adapt its manufacturing and service philosophies to the demands of higher volumes and lower costs.

CORPORATE ORGANIZATION In May 1997, the Company announced an internal reorganization of business units and management roles and responsibilities intended to streamline operations within its core businesses and align key resources to focus on growth markets. While the Company believes that the internal reorganization will enhance operational efficiency over time, there is no assurance that the Company's business will not be disrupted in the current quarter.

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

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.41 Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of November 18, 1993.

     10.42 Amendment No. 1 to Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of March 15, 1995.

     10.43 Amendment No. 2 to Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of March 7, 1997.

     10.44 Amendment to the Silicon Graphics, Inc. 1985 Stock Incentive Program dated April 23, 1997.

     10.45 Amendment to the Silicon Graphics, Inc. 1993 Long-Term Incentive Stock Plan dated April 23, 1997.

     10.46 Amendment to the Silicon Graphics, Inc. 1996 Supplemental Non-Executive Equity Incentive Plan dated April 23, 1997.

     10.47 Amendment to the Silicon Graphics, Inc. Amended and Restated 1989 Employee Benefit Stock Plan dated April 23, 1997.

     10.48 Amendment to the Silicon Graphics, Inc. Directors' Stock Option Plan dated April 23, 1997.

     11.1      Statement of Computation of Per Share Earnings.

     27.1      Financial Data Schedule.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  May 14, 1997               SILICON GRAPHICS, INC.
                                        a Delaware corporation




                                   By:    /s/ William M. Kelly
                                      ----------------------------------------
                                          William M. Kelly
                                          Senior Vice President, Corporate
                                          Operations
                                          (Principal Financial Officer)




                                   By:    /s/ Dennis P. McBride
                                      ----------------------------------------
                                          Dennis P. McBride
                                          Vice President, Controller
                                          (Principal Accounting Officer)

                                SILICON GRAPHICS, INC.

                                  INDEX TO EXHIBITS


   Exhibit     Description
   -------     -----------

     10.41 Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of November 18, 1993.

     10.42 Amendment No. 1 to Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of March 15, 1995.

     10.43 Amendment No. 2 to Guaranty from Silicon Graphics, Inc. to Virtual Funding, Limited Partnership dated as of March 7, 1997.

     10.44 Amendment to the Silicon Graphics, Inc. 1985 Stock Incentive Program dated April 23, 1997.

     10.45 Amendment to the Silicon Graphics, Inc. 1993 Long-Term Incentive Stock Plan dated April 23, 1997.

     10.46 Amendment to the Silicon Graphics, Inc. 1996 Supplemental Non-Executive Equity Incentive Plan dated April 23, 1997.

     10.47 Amendment to the Silicon Graphics, Inc. Amended and Restated 1989 Employee Benefit Stock Plan dated April 23, 1997.

     10.48 Amendment to the Silicon Graphics, Inc. Directors' Stock Option Plan dated April 23, 1997.

     11.1      Statement of Computation of Per Share Earnings

     27.1      Financial Data Schedule