Form 10-K
period 1997-06-30
SILICON GRAPHICS INC /CA/
filed 1997-09-29
CIK 802301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1997.

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS               ON WHICH REGISTERED:
------------------------------------  -----------------------------
Common Stock, $0.001 par value              New York Stock Exchange
Preferred Share Purchase Rights             New York Stock Exchange
5 1/4% Senior Convertible Notes             New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 2, 1997 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $3,638 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 AS OF SEPTEMBER 2, 1997, THE REGISTRANT HAD OUTSTANDING 183,154,820 SHARES OF
                                 COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 29, 1997 are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Silicon Graphics is a leader in high-performance computing. The Company's broad range of workstations and graphics servers deliver advanced 3D graphics and computing capabilities for engineering and creative professionals. Silicon Graphics-Registered Trademark- and Cray-Registered Trademark- Research-branded servers are the market leaders in technical computing applications. The Company's highly scalable servers also have a growing presence in the enterprise market, with a particular emphasis on Internet, large corporate data and telecommunications applications.

    The Company's MIPS Group designs and market's the world's highest volume computer RISC microprocessor. The Company also markets applications software targeted at engineering and creative professionals in the digital content creation and manufacturing sectors.

PRODUCTS

    The Company's computer systems range from desktop workstations to servers and supercomputers. Most of these systems are designed around
MIPS-Registered Trademark- RISC microprocessors developed by the Company's MIPS Group and the IRIX-TM- operating system, which is the Company's enhanced version of the UNIX operating system.

GRAPHICS PRODUCTS

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

    O2 The O2-TM- family of entry-level desktop workstations feature advanced 3D graphics and imaging, real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The O2 workstation has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring.

    OCTANE The Octane-TM- family of single and dual processor workstations is designed to provide the strongest graphics and computational capability available in the desktop category, for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, architectural design and professional audio and video production.

    ONYX2 The Onyx2-TM- family of graphics supercomputers uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with these servers include the Onyx2Reality-TM- and InfiniteReality-TM- graphics subsystems. The Onyx2 family is well-suited for applications such as computational chemistry, oil and gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing, visual simulation, medical imaging and chemistry, interactive entertainment and digital film and video production.

    ALIAS--WAVEFRONT The Company's Alias--Wavefront division supplies modeling and animation application software used by creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products include Alias PowerAnimator-TM-, Alias Studio-TM-, and Wavefront Composer-TM-. Alias--Wavefront has also announced the next generation Maya-TM- product architecture, which will be incorporated in products beginning in fiscal 1998. Alias--Wavefront is based in Toronto, Canada with sales offices across North America, Europe and Asia and worldwide distribution.

    COSMO SOFTWARE The Company's Cosmo Software business offers a family of content creation, browsing and management tools for the World Wide Web and intranet markets. The Cosmo-TM- products are intended to facilitate the creation of media-rich 3D environments and especially to take advantage of the power of the industry standard Virtual Reality Modeling Language (VRML) developed by Silicon Graphics. Cosmo Software also develops innovative 3D Web environments under contract for online service customers like Disney Online and Microsoft's MSN.

SERVERS

    ORIGIN200 The Origin200-TM- is a deskside server employing from one to four processors. The Origin200 server is designed for departmental and other workgroup serving applications as well as Web serving.

    ORIGIN2000 The Origin2000-TM- family of high-performance servers is based on the Company's innovative non-uniform memory access (NUMA) architecture, which offers the ability to scale from as few as four to as many as hundreds of processors in the Cray Origin2000 line while maintaining almost linear performance per processor. This "pay as you go" flexibility is highly attractive to customers because it allows them to buy what they need today, add as needed while protecting their investment, and redeploy when conditions change. Key applications in the technical and scientific markets include finite element analysis (to determine the impact of elements like stress and temperature), quantum chemistry calculation, seismic analysis and computational fluid dynamics. Key uses in the enterprise market include data mining (to analyze and organize database information), product data management for manufacturing, and commercial transaction processing. Origin servers also are used as media servers, World Wide Web site servers and file servers.

    The CRAY T3E-TM- highly scalable supercomputing systems employ a highly parallel architecture ranging from 16 to as many as 2,048 processors for a broad range of scientific and industrial applications as diverse as petroleum exploration, aerospace engineering and defense applications.

    VECTOR SYSTEMS The Cray T90-TM- family of supercomputers delivers maximum performance for vectorized supercomputing applications. The large memory bandwidth of T90 systems make them ideal for problems involving huge amounts of data, such as weather and climate modeling and large-scale auto engineering. The Cray J90-TM- family uses low-cost CMOS technology to deliver affordable supercomputing for vectorized applications like molecular modeling, ecosystem simulation, medical imaging and vehicle dynamics simulation.

MIPS RISC MICROPROCESSORS

    The Company's system products, except the Cray T3E and vector families, are based on the MIPS RISC microprocessor architecture. The Company's MIPS RISC microprocessor designs incorporate a general purpose architecture and instruction set designed for high performance over a wide range of applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions. The versatility of the MIPS RISC architecture makes it suitable for computer applications from entry-level desktop systems up to supercomputers.

    MIPS RISC microprocessors are also used in a wide variety of noncomputer applications, including disk drives, printers and copiers and, increasingly, consumer electronics products. Silicon Graphics computers represent only a small percentage of the worldwide consumption of MIPS RISC microprocessors.

    The Company does not manufacture or sell MIPS RISC microprocessors and related devices. It licenses its designs to "semiconductor partners" who manufacture and sell the parts. The Company's current licensees are: Integrated Device Technology, Inc.; LSI Logic Corporation; NEC Corporation; NKK

Corporation; Philips Semiconductor; Quantum Effect Design, Inc. and Toshiba Corporation. The semiconductor partners pay the Company unit royalties based upon sales.

APPLICATIONS SOFTWARE

    Because the Company has historically developed only a very limited set of applications software, its customers must either develop or license from a third party the software necessary to address their needs. The Company maintains active programs to encourage independent software development for its systems, including training, technology support and cooperative marketing. The Company believes that there are currently over 2,500 registered application software programs offered for use on its systems.

MARKETING, SALES AND DISTRIBUTION

    The Company sells its system products through its own direct sales force and through several indirect channels. In fiscal 1997 direct sales accounted for approximately half of the Company's product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. The Company serves smaller international markets through distributors.

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

Many of the Company's resellers are served through Access Graphics, an independent company that functions as a master reseller of the Company's system products.

    Information with respect to international operations and export sales may be found in Note 14 to the Consolidated Financial Statements included in Part II below. See also "Risks That Affect Our Business" below. Although no customer accounted for 10% or more of the Company's total revenues for fiscal 1997, 1996 or 1995, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results.

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

    The Company is currently devoting significant research and development resources to potential systems based on the Windows NT operating system and Intel microprocessors. There are no assurances, however, that such systems will be brought to market, and in any event, the Company does not expect that such systems would account for any material revenue in fiscal 1998.

    During fiscal 1997, 1996 and 1995, the Company spent approximately $479 million, $353 million, and $248 million, respectively, on research and development. Those amounts represented 13.1%, 12.1% and 11.1%, respectively, of revenues.

MANUFACTURING

    The Company's manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. All products are subjected to substantial environmental stress and electronic testing prior to shipment to customers. The Company primarily manufactures and ships its products from its facilities in Mountain View, California, Chippewa Falls, Wisconsin and near Neuchatel, Switzerland.

    The Company continually evaluates the allocation of manufacturing activities among the Company's own operations and those of suppliers and subcontractors. This allocation may be affected by fluctuations in the volume of business, geopolitical, economic and technological developments and other factors.

    Most of the Company's products incorporate components that are available from only one or limited sources. Key components include application specific integrated circuits ("ASICs"), storage products, especially RAID-based products, and certain memory products.

    Reliance on single or limited source vendors involves several risks, including the possibility of a shortage of certain key components that meet the Company's product specifications. Risks also include long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory.

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

COMPETITION

    The computer industry is highly competitive and is characterized by rapid technological advances in both hardware and software development. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/ performance improvements. The principal competitive factors in the Company's market are product features, price/performance, networking capabilities, product quality and reliability, ease of use, capabilities of the system software, availability of applications software, customer support, product availability, corporate reputation and price. The strong competition faced throughout the Company's product line can result in significant discounting from list price.

    The Company's principal competition has historically come from other workstation and computer system manufacturers and, to a lesser extent, from graphics subsystem and terminal vendors and graphics integrated circuit manufacturers. The principal workstation and computer manufacturers that compete in the Company's markets are Compaq Computers, Digital Equipment, Hewlett Packard, IBM and Sun Microsystems. The Company is facing increasing competition at the lowest end of the workstation market from systems based on personal computer technologies such as the Windows NT operating system, Intel microprocessors and graphics acceleration cards. The Company has under development a desktop system that will be based on Intel microprocessors and the Windows NT operating system. There can be no assurance that this system will be introduced or gain commercial acceptance.

    In the high end of the supercomputer market, the Company faces competition from IBM as well as from NEC, Hitachi and Fujitsu. In the applications software market and certain other emerging markets the Company's principal competitor is Microsoft.

    The Company's MIPS RISC microprocessor architecture and technology compete directly with microprocessor products offered by manufacturers of other microprocessor designs, in particular those offered by Intel, IBM, Digital, HP, Motorola and Sun.

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

    The Company's ability to compete may be affected by its ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms. The extent to which U.S. and international intellectual property laws protect the Company's products, and the enforceability of end-user license agreements, have not been fully determined, and the computer industry has seen a substantial increase in litigation with respect to intellectual property matters. Such litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which the Company or its competitors are able to protect their intellectual property or require changes in the design of products which could have an adverse impact on the Company. The Company has several intellectual property lawsuits pending against it today. There can be no assurance that the Company will not be made a party to significant litigation regarding intellectual property matters in the future. See "Legal Proceedings."

EMPLOYEES

    As of June 30, 1997, the Company had approximately 10,930 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company has workers' councils where required by European Union or other applicable laws. The Company believes that its employee relations are good.

CORPORATE DATA

    The Company was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2. PROPERTIES

    The Company believes that, while it currently has or is developing sufficient facilities to conduct its operations during fiscal 1998, it will continue to acquire both leased and owned facilities throughout the world as its business requires. The Company leases sales, service and administrative offices worldwide and has its principal corporate and manufacturing facilities in the following locations:

    CALIFORNIA The Company's corporate offices and its primary research and development and manufacturing operations are located in Mountain View, California, where the Company occupies a total of about 1,832,500 square feet. These facilities include a ten-building campus facility comprising approximately 726,500 square feet, leased by the Company through the years 2000 to 2005; a four-building, 500,000 square foot campus facility completed in fiscal 1997 on 22 acres of leased land in the same area; and a sales headquarters building comprising approximately 112,000 square feet and located on 7.5 acres owned by the Company near its Mountain View headquarters. The Company also leases ten other buildings near its Mountain View headquarters, comprising approximately 490,000 square feet.

    MINNESOTA AND WISCONSIN The Company also owns manufacturing, research and development and service facilities comprising approximately 749,000 square feet in Chippewa Falls, Wisconsin and research and development, sales and administrative facilities comprising 495,000 square feet in Eagan, Minnesota.

    SWITZERLAND The Company's European manufacturing and support center near Neuchatel, Switzerland is located in a facility owned by the Company, consisting of approximately 170,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

    The Company is defending the lawsuits described below. The Company believes that it has good defenses to the claims in each of these lawsuits and is defending each of them vigorously.

    The Company is defending a securities class action lawsuit filed in U.S. District Court for the Northern District of California in January 1996. The suit alleges that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. In May 1996, the District Court dismissed the securities class action with prejudice. The plaintiffs' appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

    The Company also is defending securities class action lawsuits involving MIPS Computer Systems, Inc., which the Company acquired in June 1992, and Alias Research Inc., which the Company acquired in June 1995. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In September 1996, the U.S. Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in

June 1994. The Company's petition for review by the U.S. Supreme Court is pending. The Alias case, which was filed in the U.S. District Court for the District of Connecticut in 1991, alleges that Alias and certain of its officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. Alias' motion to dismiss the amended complaint is pending.

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

    In July 1996, the Company's Cray Research subsidiary filed a petition with the U.S. Department of Commerce and the International Trade Commission alleging that sales of vector supercomputers by Japanese companies violated U.S. anti-dumping laws. In October 1996, NEC filed a lawsuit in the Court of International Trade to prevent the Commerce Department from investigating these anti-dumping claims on the grounds that it was tainted by prejudgment. Cray Research joined this lawsuit as an interested party. In August 1997, the Court of International Trade ruled that the Commerce Department investigation was fair and conducted in compliance with the requirements of the U.S. anti-dumping laws. The Commerce Department has determined that NEC and Fujitsu are illegally dumping vector supercomputers in the U.S. market. In September, 1997, the International Trade Commission ruled that this activity has injured and could cause further injury to the domestic market. As a result of these findings, antidumping duties will be imposed on vector supercomputers imported into the U.S. market by Japanese vendors.

    The U.S. Departments of Commerce and Justice are investigating the Company's compliance with export control laws in connection with sales of its computer systems, including the sale of certain computer systems to a customer in Russia in fiscal 1997.

    The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no actions or it may seek to obtain a license. There can be no assurance in any give case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue.

    Management is not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, management's evaluation of the likely impact of these pending disputes could change in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages are as follows:

                                                                                                                 EXECUTIVE
                                                                                                                  OFFICER
             NAME                    AGE                     POSITION AND PRINCIPAL OCCUPATION                     SINCE
-------------------------------      ---      ----------------------------------------------------------------  -----------
Edward R. McCracken                      53   Chairman, Chief Executive Officer and Director                          1984

Robert H. Ewald                          49   Executive Vice President, Computer Systems                              1996

Gary L. Lauer                            44   Executive Vice President, Worldwide Sales and Marketing, Silicon        1988
                                                Graphics, Inc. and President, Silicon Graphics World Trade
                                                Corporation

John E. Bourgoin                         51   Senior Vice President, Silicon Graphics, Inc. and President,            1996
                                                MIPS Group

Kenneth L. Coleman                       54   Senior Vice President, Customer and Professional Services               1987

William M. Kelly                         44   Senior Vice President, Corporate Operations and Secretary               1994

Dennis P. McBride                        45   Vice President, Controller                                              1988

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

    Mr. McCracken became Chairman of the Company in 1994.

    Mr. Ewald assumed his current responsibilities in 1997. He joined the Company in 1996 as President of Cray Research and a Senior Vice President of the Company. Mr. Ewald was the President and Chief Operating Officer of Cray Research, Inc. from 1994 until 1996, when Cray was acquired by the Company. Prior to that, he was Chief Operating Officer of Cray's Supercomputer Operations and in 1993 served as Executive Vice President and General Manager, Supercomputer Operations. From 1991 through 1993, Mr. Ewald was Cray's Executive Vice President, Development.

    Mr. Lauer joined the Company in 1988 as Vice President, North American Marketing, became Vice President, North American Field Operations in 1989, was named Senior Vice President, North American Field Operations in 1991 and became an Executive Vice President of the Company and the President of Silicon Graphics World Trade Corporation in 1995.

    Mr. Bourgoin joined the Company in 1996 as President of the MIPS Group and a Senior Vice President of the Company. Prior to joining the Company, Mr. Bourgoin served as Vice President, Computation Products Group at Advanced Micro Devices, Inc.

    Mr. Coleman assumed his current responsibilities in 1997. From 1987 to 1997 he served as Senior Vice President, Administration of the Company.

    Mr. Kelly assumed his current responsibilities in 1997 and has served as acting Chief Financial Officer since May 1997. He joined the Company in 1994 as Vice President, Business Development, General Counsel and Secretary. During 1996, Mr. Kelly also served as Senior Vice President, Silicon Interactive Group. Prior to joining the Company, Mr. Kelly had practiced law since 1978 with the firm of Shearman & Sterling, most recently as co-managing partner of that firm's San Francisco office.

    Mr. McBride became Vice President, Controller in 1988. In September 1997, Mr. McBride became Senior Vice President, World Trade Operations.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                          PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol of SGI. The following table sets forth, for the periods indicated, the high, low, and close prices for the Common Stock as reported on the NYSE.

                                               FISCAL 1997                      FISCAL 1996
                                     -------------------------------  -------------------------------
                                        LOW       HIGH       CLOSE       LOW       HIGH       CLOSE
                                     ---------  ---------  ---------  ---------  ---------  ---------
First Quarter......................  $   20.00  $   25.75  $   22.13  $   33.00  $   45.63  $   34.38
Second Quarter.....................      17.88      27.63      25.50      26.88      38.75      27.50
Third Quarter......................      19.25      28.38      19.50      21.25      30.38      25.00
Fourth Quarter.....................      12.63      20.25      15.00      23.13      30.13      24.00

    The Company had 9,829 stockholders of record as of June 30, 1997. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

YEARS ENDED JUNE 30                                    1997         1996(1)          1995           1994           1993
                                                    ----------     ----------     ----------     ----------     ----------
Operating Data
  (in thousands, except per share amounts):
Total revenue.....................................  $3,662,601     $2,921,316     $2,228,268     $1,537,766     $1,132,869
Costs and expenses:
  Cost of revenue.................................   2,022,546      1,482,439      1,032,059        735,388        532,213
  Research and development........................     479,101        353,461        247,678        190,796        143,981
  Selling, general and administrative.............   1,038,313        807,830        619,259        417,753        336,054
  Write-off of acquired in-process technology and
    merger-related expenses.......................      10,757        103,193         22,000             --             --
  Restructuring costs.............................          --             --             --             --            650
                                                    ----------     ----------     ----------     ----------     ----------
Operating income from continuing operations.......     111,884        174,393        307,272        193,829        119,971
Interest and other income (expense), net..........     (13,694)        10,413          9,447          4,779            520
Minority interest in net loss of Cray Research....          --          3,982             --             --             --
                                                    ----------     ----------     ----------     ----------     ----------
Income from continuing operations before income
  taxes...........................................      98,190        188,788        316,719        198,608        120,491
Income from continuing operations.................      78,551        115,037        224,856        141,414         82,803
Net income........................................      78,551        115,037        224,856        141,814         73,540
Income per share:
  Income from continuing operations...............  $     0.43     $     0.65     $     1.28     $     0.86     $     0.53
  Net income......................................  $     0.43     $     0.65     $     1.28     $     0.86     $     0.47
Common and common equivalent shares used in the
  calculation of income per share.................     182,637        175,790        175,435        165,149        154,887
Balance Sheet Data (in thousands):
  Cash, cash equivalents and marketable
    investments...................................  $  374,292     $  456,937     $  780,012     $  604,444     $  208,538
  Working capital.................................   1,229,388        994,817        889,371        645,296        398,053
  Total assets....................................   3,344,592      3,158,246      2,206,619      1,567,052      1,048,294
  Long-term debt and other........................     419,144        381,490        287,267        252,645         56,832
  Stockholders' equity                               1,839,242      1,675,318      1,346,170        937,169        696,649
Statistical Data:
  Number of employees.............................      10,930         10,485          6,308          4,707          4,023
  Revenue/employee (average; in thousands)........  $      343     $      373     $      400     $      346     $      293
  Long-term debt and other/total capitalization...          19%            19%            18%            21%             8%

------------------------

(1) Amounts reflect the April 2, 1996 acquisition of Cray Research, which was accounted for as a purchase. See Notes 2 and 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The matters addressed in this discussion, with the exception of the historical information presented, are forward looking statements involving risks and uncertainties, including the risks discussed under the heading "Risks That Affect Our Business" and elsewhere in this report.

INTRODUCTION

    The following tables and discussion present certain financial information on a comparative basis. The Company's fiscal 1996 results reflect the fourth quarter acquisition of Cray Research in a business combination accounted for under the purchase method. To provide a meaningful comparison of fiscal 1997 and fiscal 1996 results, certain items (revenue, gross margin and operating expenses other than merger-related expense) are presented on a pro forma combined basis (as if the acquisition had occurred at the beginning of fiscal 1996 and excluding the results of the Cray Business Systems Division which was disposed in the first quarter of fiscal 1997) in addition to the actual fiscal 1996 results. Certain fiscal 1996 Cray Research amounts have also been reclassified to conform to the current year presentation.

                                                                FISCAL YEARS ENDED JUNE 30
                                                         ----------------------------------------
OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE                   PRO FORMA
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)                1997        1996         1996      1995
                                                         -----     ---------      -----     -----
Product and other revenue..............................   84.3%       84.7%        87.4%     89.3%
Service revenue........................................   15.7        15.3         12.6      10.7
                                                         -----     ---------      -----     -----
Total revenue..........................................  100.0       100.0        100.0     100.0
Gross margin...........................................   44.8(1)     47.1(1)      49.3(1)   53.7
Research and development expenses......................   13.1        12.3         12.1      11.1
Selling, general & administrative expenses.............   28.3        26.8         27.7      27.8
Write-off of acquired in-process technology and
  merger-related expenses..............................    *           3.0(2)       3.5       1.0
                                                         -----     ---------      -----     -----
Operating margin.......................................    3.1%        4.2%         6.0%     13.8%

------------------------

 *  Less than one percent

(1) Gross margin before Cray Research purchase accounting adjustments would have been 45.9% for fiscal 1997, 47.6% for fiscal 1996 on a pro forma basis and 49.9% for fiscal 1996.

(2) Excludes $22 million of pre-merger Cray Research restructuring charges.

                                                                      FISCAL 1997/         FISCAL 1996/
GROWTH RATES                                                      PRO FORMA FISCAL 1996     FISCAL 1995
                                                                 -----------------------  ---------------
Product and other revenue......................................                 7%                  28%
Service revenue................................................                10%                  55%
Total revenue..................................................                 7%                  31%
Gross profit...................................................                 2%                  20%
Research and development expenses..............................                14%                  43%
Selling, general and administrative expenses...................                13%                  30%

                                                                                                   FISCAL YEAR/YEAR
                                                                                                       INCREASE
                                                              FISCAL YEARS ENDED JUNE 30         ---------------------
                                                         -------------------------------------    1997 VS
REVENUE BY GEOGRAPHY                                              PRO FORMA                         PRO        1996 VS
($ IN MILLIONS)                                           1997      1996        1996     1995    FORMA 1996     1995
                                                         ------   ---------    ------   ------   ----------    -------
United States..........................................  $1,927    $1,582      $1,412   $1,093       22%         29%
Europe.................................................     936     1,034         836      635      (9)%         32%
Rest of World(1).......................................     800       804         673      500     --  %         35%
                                                         ------   ---------    ------   ------      ---        -------
Total revenue..........................................  $3,663    $3,420      $2,921   $2,228        7%         31%
                                                         ------   ---------    ------   ------      ---        -------
                                                         ------   ---------    ------   ------      ---        -------

                                                                FISCAL YEARS ENDED JUNE 30
                                                           ------------------------------------
                                                                    PRO FORMA
(AS A PERCENTAGE OF TOTAL REVENUE)                         1997       1996        1996     1995
                                                           ----     ---------     ----     ----
United States..........................................    53%         46%        48%      49%
Europe.................................................    25%         30%        29%      29%
Rest of World(1).......................................    22%         24%        23%      22%

------------------------

(1) Includes Japan, other Asia/Pacific countries, Canada and Latin America

                                                                FISCAL YEARS ENDED JUNE 30
REVENUE BY PRODUCT LINE                                    ------------------------------------
(AS A PERCENTAGE OF PRODUCT REVENUE, EXCLUDING OTHER                PRO FORMA
REVENUE)                                                   1997       1996        1996     1995
                                                           ----     ---------     ----     ----
Servers (primarily from the Cray, Origin POWER
  Challenge-TM-, and Challenge-Registered Trademark-
  families)............................................    49%         34%        25%      21%
Graphics Systems (primarily from the
  Indy-Registered Trademark-, O2, Octane and Onyx
  families)............................................    51%         66%        75%      79%

REVENUE

    Revenue growth in fiscal 1997 compared with pro forma fiscal 1996 reflected increased shipments of servers as well as increased service revenue supporting a larger installed base, offsetting a decline in graphics systems shipments. The revenue growth rate declined substantially from 31% in fiscal 1996 to 7% in fiscal 1997. However, the 1996 revenue growth rate of 31% includes incremental Cray Research revenue for the fourth quarter of fiscal 1996. Excluding the effect of Cray Research revenue for the fourth quarter of fiscal 1996, the fiscal 1996 growth rate would have been 24%. Factors contributing to the fiscal 1997 decline in the revenue growth rate included the significant product transitions which were not completed until the fourth quarter, as well as softness in international business, particularly in Europe.

    As illustrated by the Company's fiscal 1997 results, the process of completing new products and rapidly bringing them into volume production entails substantial risks. See "Risks That Affect Our Business--Product Development and Introduction."

    The mix of revenue between servers and graphics systems changed significantly in fiscal 1997, an expected result of the Cray Research acquisition. While the Company experienced revenue growth in fiscal 1997 across its server product line, particularly in the high performance segments, graphics systems revenue was down. Server and graphics systems unit volumes increased in each of the years presented. Server product revenue per unit increased and graphics systems revenue per unit decreased in fiscal 1997 compared with pro forma fiscal 1996, while overall product revenue per unit has remained substantially unchanged.

    Service revenue, which is comprised of hardware and software support and maintenance, remained fairly constant as a percentage of total revenue in fiscal 1997 compared with pro forma fiscal 1996. The percentage of service revenue to total revenue in these two periods is higher than that for 1995 due principally to the additional Cray Research installed base.

    While the Company's geographic revenue mix had in recent years been shifting towards its international operations, in fiscal 1997 that trend was reversed, principally due to weakness in European business as compared to prior periods. Revenue from Rest of World, principally Japan, represented approximately 22% of total revenue in fiscal 1997, 24% in pro forma fiscal 1996 and 22% in fiscal 1995. Revenue growth in Japan slowed in fiscal 1997 compared with prior periods partially as a result of a strengthened U.S. dollar. European revenue was also somewhat adversely affected by currency changes.

    The Company's consolidated backlog at June 30, 1997 was $537 million, compared with backlog of $572 million at June 30, 1996.

GROSS MARGIN

    Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Costs associated with non-recurring engineering revenue are recognized in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of the Company's products.

    Silicon Graphics' overall gross margin decreased from 47.1% in pro forma fiscal 1996 to 44.8% in fiscal 1997. The decline was due principally to product transition costs and relatively higher revenue in the U.S. where margins typically are lower as compared with international margins.

    In fiscal 1996, the overall gross margin decreased to 49.3% from 53.7% in fiscal 1995. The decrease was due principally to discounting on product sales resulting from increased competition, as well as the effect of amortization in the fourth quarter of fiscal 1996 of purchase accounting adjustments made to the carrying value of acquired inventory and service contracts.

    The Company's gross margins are affected by a number of factors, including geographic and product mix, and will fluctuate from period to period. The Company expects its gross margins to be higher in fiscal 1998 than in fiscal 1997, following completion of the major product transition in late fiscal 1997. Furthermore, the Cray Research purchase accounting adjustments to inventory and service contracts are now fully amortized and thus will have no further financial statement impact. Gross margins will nonetheless continue to be affected by competitive pricing programs. See "Risks That Affect Our Business."

OPERATING EXPENSE

    Research and development spending in fiscal 1997 increased 14% in absolute dollars compared with pro forma fiscal 1996, as the Company continued its new product development programs. Research and development spending also grew as a percentage of total revenue to 13.1% from 12.3%, largely because the Company failed to achieve its planned revenue. Research and development spending increased 43% in absolute dollars (to $353 million from $248 million) and as a percentage of total revenue (to 12.1% from 11.1%) in fiscal 1996 compared with fiscal 1995. The increase in the amount of expense resulted in part from the inclusion of $30 million of Cray Research expenses in the fourth quarter, as well as spending on projects related to new products introduced in fiscal 1997. Because of the Company's belief that success in its marketplace requires a continuous flow of new products, it expects to continue to increase the dollar amount of research and development spending in fiscal 1998.

    Selling, general and administrative expenses increased 13% in absolute dollars (to $1,038 million from $916 million) and as a percentage of total revenue (to 28.3% from 26.8%) in fiscal 1997 compared with pro forma fiscal 1996. The increase in the amount of expense resulted from costs of new product introductions as well as from direct costs related to the increase in sales personnel during fiscal 1997. Selling, general and administrative expenses increased 30% in absolute dollars (to $808 million from $619 million) and was unchanged as a percentage of total revenue in fiscal 1996 compared with fiscal 1995. The increase in the amount of expense resulted in part from the inclusion of $38 million of Cray Research expenses in the fourth quarter, as well as continued investments in the Company's sales organization. The Company expects selling, general and administrative expenses as a percentage of anticipated revenue in fiscal 1998 to be roughly comparable to the fiscal 1997 level.

IMPACT OF CURRENCY

    The net effect of currency changes was not significant in any of the past three fiscal years, although currency fluctuations have had and can have material impacts on particular quarters.

OTHER OPERATING RESULTS

    ACQUIRED IN-PROCESS TECHNOLOGY The Company recognized a one-time, non-tax deductible charge of $98.2 million in the fourth quarter of fiscal 1996 for in-process technology acquired in the Cray Research merger that had not yet reached technological feasibility and that had no alternative future use.

    MERGER-RELATED EXPENSES Merger-related expenses in fiscal 1997 relate primarily to the Cray Research acquisition and consist principally of costs associated with the integration of Silicon Graphics and Cray Research information systems, accounting processes and marketing and human resource activities. The Company expects to incur an additional $3 million of similar merger-related expenses during fiscal 1998.

    INTEREST EXPENSE Consolidated interest expense increased in fiscal 1997 and in fiscal 1996 principally as a result of borrowings associated with the Cray Research acquisition. The Company does not expect a significant change in the level of interest expense in fiscal 1998.

    INTEREST INCOME AND OTHER, NET Consolidated interest income and other, net for fiscal 1997 decreased 66% compared with fiscal 1996, reflecting lower interest income due to significantly lower average invested cash balances, costs associated with the expansion of the Company's economic hedging program and the write-off of an investment in a software company. Consolidated interest income and other, net for fiscal 1996 increased by 19% over the prior year. This was primarily the result of higher invested cash balances prior to the closing of the Cray Research tender offer on April 2, 1996, offset by the Company's $10 million share of losses in a joint venture. The Company expects interest income and other for fiscal 1998 to increase due to improved cash flows as programs designed to improve asset management are implemented.

    PROVISION FOR INCOME TAXES The consolidated effective tax rate for fiscal 1997 was approximately 20% compared with 39% in fiscal 1996 and 29% in fiscal 1995. The effective tax rate for fiscal 1997 differs from the Federal statutory rate and is lower than in prior periods primarily as a result of the reinstated U.S. federal research tax credit, proportionately higher earnings in low tax jurisdictions, and proportionately higher foreign sales corporation benefits, offset partially by foreign losses for which no benefit has been recorded. The 1996 rate also reflected the impact of the write-off of acquired in-process technology for which there was no tax benefit.

    The Company does not provide for US federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations. The effective tax rate for fiscal 1998 is expected to increase over the fiscal 1997 rate primarily due to proportionately lower anticipated earnings in low tax jurisdictions.

FINANCIAL CONDITION

    The Company's cash position remained substantially unchanged in fiscal 1997. At June 30, 1997, cash, cash equivalents and short- and long-term investments net of short-term borrowings, totaled $330 million, up slightly from $320 million at June 30, 1996.

    Operating activities generated $170 million in fiscal 1997, compared with $212 million in fiscal 1996 and $234 million in fiscal 1995. Fiscal 1997 and 1996 net income was affected by a number of charges that did not use cash: $42 million of reduced gross margin associated with the write-up of acquired Cray Research inventories and service contracts and a $4 million charge for the write-off of an investment in a software company in fiscal 1997 and the $98 million write-off of acquired in-process technology and $18 million of reduced gross margin associated with the write-up of acquired Cray Research inventories in fiscal 1996. The impact of the fiscal 1997 and 1996 charges was somewhat offset by increased deferred tax benefit provisions, as well as, in fiscal 1996, the minority interest in Cray Research loss, which did not provide cash. The growth in fiscal 1997 receivables reflects higher sales levels and longer collection cycles. Inventory grew significantly in fiscal 1997 in support of the product transition as well as to support higher revenue levels. The Company believes its receivables and inventory levels are higher than its operations require and it has commenced programs designed to improve its asset management processes and reduce receivables and inventory levels.

    Investing activities, other than changes in the Company's marketable investments, consumed $301 million in cash during fiscal 1997, compared with $659 million during fiscal 1996 and $127 million during fiscal 1995. Cash outlays for capital expenditures were slightly lower as a percentage of total revenue than in fiscal 1996. Cash outlays for other assets in fiscal 1997 were higher than in prior years and relate principally to spare parts built to support the Company's new products introduced during the year. The fiscal 1996 tender offer for Cray Research used approximately $408 million of cash, net of cash acquired.

    In December 1996, the Company's subsidiary in Japan entered into long-term borrowing arrangements under which it borrowed 6 billion yen ($53 million at the fiscal year-end exchange rate) for a period of five years. In September 1997, the Company exchanged $231 million principal amount of new 5 1/4% Senior Convertible Notes due 2004 (the "Senior Notes") for approximately 98% of its outstanding Zero Coupon Convertible Debentures due 2013 (the "Zero Coupon Debentures"). There was no change in the carrying value of the Company's debt. In each of the past three years the Company's employee stock plans have been an additional source of cash. In October 1995 the Company announced a program to repurchase seven million shares of common stock to manage the dilution created by employee stock plans. Under this program, 2,452,600 shares of common stock were repurchased for $76 million. The Company has not repurchased any shares since it entered into its merger agreement with Cray Research in February 1996.

    At June 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents and marketable investments of $374 million ($330 million, net of short-term borrowings) and up to $250 million available under its three-year revolving credit facility. At this time the Company expects fiscal 1998 capital expenditures to be comparable as a percentage of total revenue to fiscal 1997. In connection with the acquisition of Cray Research the Company also has recorded an accrual of approximately $39 million for exit costs related to exiting facilities and streamlining duplicate administrative activities. During fiscal 1997 cash outlays for these activities were approximately $20 million. Future cash outlays related to exit activities are estimated to be approximately $6 million, most of which are expected to be incurred over the next two years.

    The Company's cash and marketable investments, along with the credit facility, cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry and, accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

    Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

    PERIOD TO PERIOD FLUCTUATIONS The Company's operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for certain large-scale server products. Well over half of each quarter's revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

    PRODUCT DEVELOPMENT AND INTRODUCTION The Company's continued success depends on its ability to develop and rapidly bring to volume production highly differentiated, technologically complex and innovative products. Product transitions are a recurring part of the Company's business. During fiscal 1997, for example, the Company replaced most of its product line, including both graphics and server systems. A number of risks are inherent in this process.

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

    PROCESS RE-ENGINEERING The Company is undertaking a series of programs aimed at redesigning some of its core business processes, including forecasting, supply chain management, order fulfillment and collection of accounts receivable. The goals of these programs include more predictable results of operations, greater quality and customer satisfaction, and improved asset management. The Company believes that the success of these programs is critical to its long-term competitive position. Implementing these changes will require, among other things, enhanced information systems, substantial training and disciplined execution. There can be no assurance that these programs will be implemented successfully, or that disruptions of the Company's operations will not occur in the process.

    COMPETITION The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most of the segments in which the Company operates continue to grow faster than the industry as a whole, the Company is experiencing an increase in competition, and it expects this trend to continue. This competition comes not only from the Company's traditional UNIX workstation rivals and traditional supercomputing competitors, but also from new sources including the personal computer industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

    DESKTOP SYSTEM STRATEGY The Company has under development a desktop system that will be based upon Intel microprocessors and the Windows NT operating system. There can be no assurance that this system will be introduced, and in any event the system will not account for any material revenues in fiscal 1998. Success in this market segment will require that the Company adapt to the very different requirements of this higher volume, lower margin market, including lower-cost manufacturing and distribution, marketing to a broader audience in markets that could extend beyond the Company's traditional markets, and new approaches to customer interface and support. The Company will also be required to manage a complex product transition and to support a product line including multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX/ MIPS-based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product. The Company believes that its future success will depend in significant part on its making the right strategic choices in this market segment and on executing its strategy effectively.

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

    EXPORT REGULATION The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently investigating the Company's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia in fiscal 1997. The Company believes that it has complied in all material respects with all applicable laws and that this matter will be resolved without a significant adverse effect on the Company's business. However, there is no assurance that this matter will not have an unforeseen outcome that could impair the conduct of the Company's business outside the United States.

    The Company's international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

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

    GLOBAL FINANCIAL MARKET RISKS The Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates and interest rates. The Company's hedging policy attempts to reduce some of these risks, based on management's best judgment of the appropriate tradeoffs among risk, opportunity and expense. The Company regularly reviews its overall hedging policies, and it continually monitors its hedging activities to ensure that they are consistent with the Company's policy and are appropriate and effective in light of changing market conditions. Management may as part of this review determine at any time to change its hedging policies. Though the Company intends for its risk management policy to be comprehensive, there are inherent risks which may be only partially offset by the Company's program should there be unfavorable movements in either foreign exchange or interest rates.

    Because a significant portion of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results can be significantly affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company is primarily exposed to changes in exchange rates on the German mark, British pound, Japanese yen, French franc, and Korean won. When the U.S. dollar strengthens against these currencies, the value (as expressed in U.S. dollars) of non-U.S. dollar-based sales and costs decrease. The opposite happens when the U.S. dollar weakens. Because the Company is a net receiver of currencies other than the U.S. dollar, it benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, a strengthening of the U.S. dollar tends to affect negatively the Company's revenue and gross margins.

    The Company's currency hedging program currently involves hedging (i) net non-U.S. dollar monetary assets and liabilities and generally all server backlog where the delivery cycle is expected to exceed three months using currency forward contracts and (ii) a significant portion of anticipated quarterly revenue using currency options which expire within each fiscal quarter. The Company has generally not hedged capital expenditures, investments in subsidiaries or inventory purchases. However, because the Company procures inventory and its international operations incur expenses in local currencies, the financial effects of fluctuations in the U.S. dollar values of non-U.S. dollar-based transactions frequently mitigate or tend to offset each other on a consolidated basis.

    At June 30, 1997, the Company had a notional amount of $296 million in currency forward contracts related to net non-U.S. dollar monetary assets and liabilities and server backlog. Approximately $269 million of such currency forward contracts expire within two months of fiscal year end and all but $8 million expire during fiscal 1998. The currency forward contracts are principally denominated in German marks ($71 million), British pounds ($38 million) and Japanese yen ($36 million), with the remainder distributed across over twenty other currencies. At June 30, 1997, the aggregate fair value of the Company's currency forward agreements was $0.1 million.

    The Company also had $55 million in Japanese yen denominated borrowings, $20 million in Swiss franc denominated borrowings and $4 million in other foreign currency denominated borrowings at June 30, 1997. The aggregate fair value of these borrowings at June 30, 1997 was $79 million.

    The Company's investment securities and substantially all of its debt instruments carry fixed rates of interest over their respective maturity terms. The Company does not currently use derivatives, such as swaps, to alter the interest characteristics of its investment securities or its debt instruments. The Company's investment securities represented 6% of total assets at June 30, 1997. Investment securities aggregating $110 million mature during fiscal 1998 at fixed rates averaging 5.51%, and investment securities aggregating $87 million mature in fiscal 1999 at fixed rates averaging 5.34%. The aggregate fair value of the Company's investment securities at June 30, 1997 equaled its carrying value of $197 million. With respect to its interest bearing liabilities at June 30, 1997, $41 million of the Company's $45 million in short-term borrowings were in reverse repurchase agreements (average rate of 6.10%) that were repaid in July 1997 and all but $20 million of its $380 million in long-term borrowings are at fixed rates (average rate of 4.45%). The aggregate future principle cash flow and fair value of the Company's borrowings at June 30, 1997 were $664 million and $414 million, respectively. The differential between the future cash flow and fair value is primarily attributable to the Company's Zero Coupon Convertible Subordinated Debentures due 2013 with an ultimate maturity value of $455 million and a fair value of $223 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 QUARTERLY DATA
                                  (UNAUDITED)

FISCAL 1997 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               JUNE 30      MARCH 31    DEC. 31     SEPT. 30
                                                                 ------------  ----------  ----------  ----------
Total revenue..................................................  $  1,162,317  $  909,370  $  825,312  $  765,602
Costs and expenses:
  Cost of revenue..............................................       597,622     517,292     456,937     450,695
  Research and development.....................................       125,196     121,532     124,094     108,279
  Selling, general and administrative..........................       297,712     254,086     254,348     232,167
  Merger-related expenses......................................         3,110       2,482       2,331       2,834
                                                                 ------------  ----------  ----------  ----------
Operating income (loss)........................................       138,677      13,978     (12,398)    (28,373)
Interest and other income (expense), net.......................        (9,323)     (2,156)     (1,397)       (818)
                                                                 ------------  ----------  ----------  ----------
Income (loss) before income taxes..............................       129,354      11,822     (13,795)    (29,191)
Net income (loss)..............................................       102,403      10,538     (12,789)    (21,601)

Net income (loss) per share....................................  $       0.56  $     0.06  $    (0.07) $    (0.13)
Common and common equivalent shares used in the calculation of
  income (loss) per share......................................       183,461     184,555     174,926     172,974

FISCAL 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              JUNE 30(1)    MARCH 31    DEC. 31     SEPT. 30
                                                                 ------------  ----------  ----------  ----------
Total revenue..................................................  $    977,373  $  676,931  $  671,733  $  595,279
Costs and expenses:
  Cost of revenue..............................................       548,395     330,077     331,356     272,611
  Research and development.....................................       121,915      78,006      80,797      72,743
  Selling, general and administrative..........................       246,593     195,897     193,151     172,189
  Write-off of acquired in-process technology and
    merger-related expenses....................................       101,918          --         561         714
                                                                 ------------  ----------  ----------  ----------
Operating income (loss)........................................       (41,448)     72,951      65,868      77,022
Interest and other income (expense), net.......................        (4,367)      1,740       6,699       6,341
Minority interest in net loss of Cray Research.................         3,982          --          --          --
                                                                 ------------  ----------  ----------  ----------
Income (loss) before income taxes..............................       (41,833)     74,691      72,567      83,363
Net income (loss)..............................................       (48,704)     53,031      52,353      58,357

Net income (loss) per share....................................  $      (0.30) $     0.31  $     0.30  $     0.33
Common and common equivalent shares used in the calculation of
  income (loss) per share......................................       164,388     173,545     177,319     179,236

------------------------

(1) Amounts reflect the April 2, 1996 acquisition of Cray Research which was accounted for as a purchase.

          See Notes 2 and 3 to the consolidated financial statements.

                              REPORT OF MANAGEMENT

To Our Stockholders:

    The Company's management is responsible for the preparation and integrity of the financial information presented in the accompanying consolidated financial statements. The financial statements were prepared in conformity with generally accepted accounting principles and reflect management's estimates and judgments as required.

    The Company's consolidated financial statements have been audited by Ernst & Young LLP, a firm of independent auditors, whose appointment was approved by the Company's stockholders. Their accompanying report is based on procedures performed in accordance with generally accepted auditing standards, including tests of the accounting records and other auditing procedures as they considered necessary.

    The Company's management maintains a system of internal control and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, transactions are properly executed in accordance with management's authorization, and accounting records may be relied upon for the preparation of financial statements and other financial information. Limitations exist in any system of internal control based upon the recognition that the cost of the systems should not exceed the benefits derived. The system is continuously monitored by direct management review and by internal auditors who conduct a program of audits throughout the Company. Ernst & Young LLP, as part of the audit of the Company's consolidated financial statements, considers that internal control structure to determine the nature, timing, and extent of its audit tests. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed herein.

    The Audit Committee of the Board of Directors, composed solely of directors who are not officers of the Company, is responsible for monitoring and overseeing the quality of the Company's accounting and reporting policies, internal controls and other matters deemed appropriate. Based on the nature of the matters under review, the independent and internal auditors, as well as certain officers and employees, attend all or part of the Audit Committee meetings. The Audit Committee has direct and private access to both internal and external auditors and reviews the performance of Ernst & Young LLP in their audit of the Company's financial statements and evaluates their independence and professional competence.

         [SIG]                                 [SIG]
Edward R. McCracken                            William M. Kelly
CHAIRMAN AND CHIEF EXECUTIVE OFFICER           SENIOR VICE PRESIDENT, CORPORATE OPERATIONS
                                               AND ACTING CHIEF FINANCIAL OFFICER

               [SIG]
Dennis P. McBride
VICE PRESIDENT, CONTROLLER

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors And Stockholders Of Silicon Graphics, Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule noted in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Silicon Graphics, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                [SIG]
Palo Alto, California
July 18, 1997

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      1997        1996(1)         1995
                                                                          ------------  ------------  ------------
Revenue:
  Product and other revenue.............................................  $  3,086,791  $  2,553,128  $  1,989,969
  Service revenue.......................................................       575,810       368,188       238,299
                                                                          ------------  ------------  ------------
    Total revenue.......................................................     3,662,601     2,921,316     2,228,268
Costs and Expenses:
  Cost of product and other revenue.....................................     1,697,277     1,279,742       908,516
  Cost of service revenue...............................................       325,269       202,697       123,543
  Research and development..............................................       479,101       353,461       247,678
  Selling, general and administrative...................................     1,038,313       807,830       619,259
  Write-off of acquired in-process technology and merger related
    expenses............................................................        10,757       103,193        22,000
                                                                          ------------  ------------  ------------
    Total costs and expenses............................................     3,550,717     2,746,923     1,920,996
                                                                          ------------  ------------  ------------
Operating income........................................................       111,884       174,393       307,272

Interest expense........................................................       (24,836)      (22,365)      (18,188)
Interest income and other, net..........................................        11,142        32,778        27,635
Minority interest in net loss of Cray Research..........................            --         3,982            --
                                                                          ------------  ------------  ------------
Income before income taxes..............................................        98,190       188,788       316,719
Provision for income taxes..............................................        19,639        73,751        91,863
                                                                          ------------  ------------  ------------
Net income..............................................................  $     78,551  $    115,037  $    224,856
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income per share....................................................  $       0.43  $       0.65  $       1.28
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Common and common equivalent shares used in the calculation of income
  per share.............................................................       182,637       175,790       175,435

------------------------

(1) Amounts reflect the April 2, 1996 acquisition of Cray Research, which was accounted for as a purchase. See Notes 2 and 3 to the consolidated financial statements.

  The accompanying Notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

AT JUNE 30
(DOLLARS IN THOUSANDS)                                                                      1997          1996
                                                                                        ------------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents...........................................................  $    227,222  $    257,080
  Short-term marketable investments...................................................        60,109        38,316
  Accounts receivable, net of allowance for doubtful accounts of $24,056 in 1997;
    $23,767 in 1996...................................................................     1,131,647       978,874
  Inventories.........................................................................       628,064       520,045
  Deferred tax assets.................................................................       188,617       198,239
  Prepaid expenses and other current assets...........................................        79,935       103,701
                                                                                        ------------  ------------
    Total current assets..............................................................     2,315,594     2,096,255
Other marketable investments..........................................................        86,961       161,541
Property and equipment, net of accumulated depreciation and amortization..............       525,452       464,879
Other assets..........................................................................       416,585       435,571
                                                                                        ------------  ------------
                                                                                        $  3,344,592  $  3,158,246
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings...............................................................  $     44,763  $    136,718
  Accounts payable....................................................................       258,884       261,120
  Accrued compensation................................................................       125,076       103,996
  Income taxes payable................................................................        47,480        59,827
  Accrued merger liabilities..........................................................        27,938        56,251
  Other current liabilities...........................................................       236,214       204,789
  Deferred revenue....................................................................       337,691       273,549
  Current portion of long-term debt...................................................         8,160         5,188
                                                                                        ------------  ------------
    Total current liabilities.........................................................     1,086,206     1,101,438

Long-term debt and other..............................................................       419,144       381,490

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value: issuable in series, 2,000,000 shares authorized;
    shares issued and outstanding: 17,500.............................................        16,998        16,998
  Common stock, $.001 par value, and additional paid-in capital:
    500,000,000 shares authorized; shares issued: 179,033,487 in 1997;
    172,410,082 in 1996...............................................................     1,263,185     1,172,960
  Retained earnings...................................................................       537,238       461,311
  Treasury stock, at cost: 28 shares in 1997; 35,614 shares in 1996...................            --          (867)
  Accumulated translation adjustment and other........................................        21,821        24,916
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     1,839,242     1,675,318
                                                                                        ------------  ------------
                                                                                        $  3,344,592  $  3,158,246
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying Notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       COMMON STOCK
                                                      AND ADDITIONAL                                 ACCUMULATED
THREE YEARS ENDED JUNE 30,       PREFERRED STOCK     PAID-IN CAPITAL                TREASURY STOCK   TRANSLATION       TOTAL
1997                            -----------------  --------------------  RETAINED  ----------------  ADJUSTMENT    STOCKHOLDERS'
(IN THOUSANDS)                  SHARES    AMOUNT    SHARES     AMOUNT    EARNINGS  SHARES  AMOUNTS    AND OTHER       EQUITY
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------
Balance, June 30, 1994........    809    $ 37,796   148,450  $  728,799  $157,619     --   $    --    $ 12,955      $  937,169
  Common stock issued under
    employee stock option and
    purchase plans including
    related tax benefits......     --          --     7,443     108,509       --      --        --          --         108,509
  Conversion of preferred
    stock.....................   (476)    (19,703)      688      19,703       --      --        --          --              --
  Convertible preferred stock,
    Series A preferred
    dividends.................     --          --        --          --   (1,006 )    --        --          --          (1,006)
  Currency translation
    adjustment................     --          --        --          --       --      --        --      25,885          25,885
  Change in unrealized gains
    (losses) on available-
    for-sale securities, net
    of tax....................     --          --        --          --       --      --        --       1,157           1,157
  Net income..................     --          --        --          --  224,856      --        --          --         224,856
  Net transactions of Alias
    and Wavefront from
    February 1, 1994 through
    July 31, 1994 and January
    1, 1994 through June 30,
    1994, respectively........   (316)     (1,095)    3,898      46,289    4,446      --        --         (40)         49,600
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------
Balance, June 30, 1995........     17      16,998   160,479     903,300  385,915      --        --      39,957       1,346,170
  Common stock issued under
    employee stock option and
    purchase plans including
    related tax benefits......     --          --     4,606      72,618  (39,116 ) 2,417    75,147          --         108,649
  Common stock issued for Cray
    Research acquisition......     --          --     7,325     197,042       --      --        --          --         197,042
  Convertible preferred stock,
    Series A preferred
    dividends.................     --          --        --          --     (525 )    --        --          --            (525)
  Treasury stock purchased....     --          --        --          --       --   (2,453) (76,014 )        --         (76,014)
  Currency translation
    adjustment................     --          --        --          --       --      --        --     (12,047)        (12,047)
  Change in unrealized gains
    (losses) on available-
    for-sale securities, net
    of tax....................     --          --        --          --       --      --        --      (2,994)         (2,994)
  Net income..................     --          --        --          --  115,037      --        --          --         115,037
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------
Balance, June 30, 1996(1).....     17      16,998   172,410   1,172,960  461,311     (36 )    (867 )    24,916       1,675,318
  Common stock issued under
    employee stock option and
    purchase plans including
    related tax benefits......     --          --     6,623      90,225   (2,099 )    36       867          --          88,993
  Convertible preferred stock,
    Series A preferred
    dividends.................     --          --        --          --     (525 )    --        --          --            (525)
  Currency translation
    adjustment................     --          --        --          --       --      --        --      (4,303)         (4,303)
  Change in unrealized gains
    (losses) on available-
    for-sale securities, net
    of tax....................     --          --        --          --       --      --        --       1,208           1,208
  Net income..................     --          --        --          --   78,551      --        --          --          78,551
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------
Balance, June 30, 1997........     17    $ 16,998   179,033  $1,263,185  $537,238     --   $    --    $ 21,821      $1,839,242
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------
                                ------   --------  --------  ----------  --------  ------  --------  -----------   -------------

      ------------------------------------

      (1) Amounts reflect the April 2, 1996 acquisition of Cray Research, which was accounted for as a purchase. See Notes 2 and 3 to the consolidated financial statements.

       The accompanying Notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30
(IN THOUSANDS)                                                                1997         1996(1)        1995
                                                                           -----------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $    78,551  $     115,037  $   224,856
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................      354,319        197,836      115,537
  Write-off of acquired in-process technology............................           --         98,208           --
  Changes in deferred tax assets and liabilities.........................      (18,918)       (66,776)       7,912
  Other..................................................................        4,690         (3,050)      34,529
  Changes in operating assets and liabilities (net of effects of Cray
    Research acquisition):
    Accounts receivable..................................................     (152,773)      (202,061)    (222,482)
    Inventories..........................................................     (211,013)       (19,632)    (115,929)
    Accounts payable.....................................................       (2,236)        38,109       71,238
    Other assets and liabilities.........................................      117,614         54,015      117,983
                                                                           -----------  -------------  -----------
        Total adjustments................................................       91,683         96,649        8,788
                                                                           -----------  -------------  -----------
    Net cash provided by operating activities............................      170,234        211,686      233,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investments:
  Purchases..............................................................       (6,036)    (1,006,107)    (575,191)
  Sales..................................................................       16,162      1,232,419      178,928
  Maturities.............................................................       44,274         52,938      209,873
Acquisition of Cray Research, net of cash acquired.......................           --       (408,144)          --
Capital expenditures.....................................................     (214,989)      (188,853)    (147,933)
Increase in other assets.................................................      (86,359)       (62,388)     (23,879)
Net increase in cash and cash equivalents of Alias for the period
  February 1994 to July 1994, and Wavefront for the period January 1994
  to June 1994...........................................................           --             --       44,479
                                                                           -----------  -------------  -----------
    Net cash used in investing activities................................     (246,948)      (380,135)    (313,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt.........................................................      123,807        137,509        2,286
Payments of debt principal...............................................     (153,730)       (24,894)     (16,077)
Sale of common stock.....................................................       77,304         81,578       75,334
Repurchase of common stock...............................................           --        (76,014)          --
Cash dividends-preferred stock...........................................         (525)          (525)      (1,050)
                                                                           -----------  -------------  -----------
    Net cash provided by financing activities............................       46,856        117,654       60,493
                                                                           -----------  -------------  -----------
Net decrease in cash and cash equivalents................................      (29,858)       (50,795)     (19,586)
Cash and cash equivalents at beginning of year...........................      257,080        307,875      327,461
                                                                           -----------  -------------  -----------
Cash and cash equivalents at end of year.................................  $   227,222  $     257,080  $   307,875
                                                                           -----------  -------------  -----------
                                                                           -----------  -------------  -----------

------------------------

(1) Amounts reflect the April 2, 1996 acquisition of Cray Research, which was accounted for as a purchase. See Notes 2 and 3 to the consolidated financial statements.

  The accompanying Notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

    Silicon Graphics, Inc. ("Silicon Graphics" or the "Company") is a leader in high-performance computing. The Company's broad range of workstations and graphics servers deliver advanced 3D graphics and computing capabilities for engineering and creative professionals. Silicon Graphics and Cray Research-branded servers are the market leaders in technical computing applications. The Company's highly scalable servers also have a growing presence in the enterprise market, with a particular emphasis on Internet, large corporate data and telecommunications applications. The Company's products are primarily manufactured in Mountain View, California, Chippewa Falls, Wisconsin and near Neuchatel, Switzerland. The Company distributes its products through its direct sales force, as well as through indirect channels including resellers and distributors. Product and other revenue consists primarily of revenue from system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering ("NRE") contracts. Service revenue results primarily from customer support and maintenance contracts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. The Company acquired Cray Research, Inc. in a merger effected in the fourth quarter of fiscal 1996. The Cray Research operating results were consolidated with those of the Company at April 2, 1996, and the consolidated results reflect a 25% minority interest in the Cray Research operating results for the period from April 2, 1996 through June 30, 1996. The Company acquired Alias Research Inc. ("Alias") and Wavefront Technologies, Inc. ("Wavefront") in mergers effected in the fourth quarter of fiscal 1995. These mergers were accounted for as a pooling of interests and as such, all periods prior to fiscal 1995 were restated. The consolidated financial statements for fiscal 1995 were not restated to adjust Alias's and Wavefront's fiscal year-ends to that of the Company. Thus, fiscal 1995 includes the Company's results of operations and balance sheet data on a June 30 fiscal year basis, Alias' on a January 31 fiscal year basis, and Wavefront's on a calendar year basis. Certain amounts for prior years have been reclassified to conform to current year presentation.

    FOREIGN CURRENCY TRANSLATION The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in stockholders' equity. Currency transaction gains or losses are recognized in current operations and, net of hedging gains or losses, have not been significant to the Company's operating results in any period.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

    CASH EQUIVALENTS AND MARKETABLE INVESTMENTS Cash equivalents consist of high quality money market instruments with original maturities of 90 days or less. Short-term marketable investments consist of high quality money market instruments with original maturities greater than 90 days, but less than one year, and are stated at fair value. Other marketable investments consist primarily of high quality debt securities with maturities greater than one year and less than two years, and are stated at fair value. At June 30, 1997 and 1996, the Company's cash equivalents and marketable investments are all classified as available-for-sale.

    The cost of securities when sold is based upon specific identification. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. Unrealized gains and losses (net of tax) on securities classified as available-for-sale are included in stockholders' equity.

    FAIR VALUES OF FINANCIAL INSTRUMENTS Fair values of cash equivalents and short-term debt approximate cost due to the short period of time to maturity. Fair values of marketable investments, long-term debt, foreign exchange forward contracts and interest swaps are based on quoted market prices or pricing models using current market rates.

    DERIVATIVE FINANCIAL INSTRUMENTS Silicon Graphics uses derivatives to moderate some of its financial market risks including, foreign currency and interest rate market exposures of certain assets, liabilities and other obligations. The Company does not hold or issue any derivative instruments for trading purposes. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The criteria the Company uses to designate an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that hedge firmly committed customer transactions are deferred and recognized in revenue in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that hedge existing assets and liabilities are recognized in interest and other income, net, in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any derivatives not meeting the above criteria would be recognized in income in the current period. The differential between fixed and floating rates to be paid or received on interest rate swaps is accrued and recognized as an adjustment to interest expense over the life of the agreements. The related amount payable or receivable is included in other current assets or accrued liabilities.

    INVENTORIES Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Marketing inventories are stated at cost less depreciation generally based on a two-year life.

    PROPERTY AND EQUIPMENT Property and equipment is stated at cost and depreciation is computed using the straight-line method. Useful lives of two to seven years are used for machinery and equipment and furniture and fixtures; leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The Company's buildings and improvements are depreciated over eight to forty years.

    OTHER ASSETS Included in other assets are intangible assets related to the acquisition of Cray Research in fiscal 1996, and goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991. Amortization of these purchased intangibles and goodwill is provided on a straight-line basis over the respective useful lives of the assets ranging from four to twenty years. Also included in other assets are purchased technologies and spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives ranging from two to ten years, as well as deferred tax assets.

    Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). The adoption of SFAS 121 has not had a material impact upon the Company's financial position or results of operations.

    REVENUE RECOGNITION Product revenue is generally recognized when the product is shipped to the customer and the Company has no additional performance obligations. Sales of certain high performance systems, including most Cray Research-branded systems, are made on the basis of contracts that include acceptance criteria. In these instances, revenue (net of trade-in allowances) is recognized upon acceptance by the customer or independent distributor.

    Initial software fees are recognized when the product has been shipped, provided that the Company has no additional performance obligations. Revenue recognition under technology agreements is dependent on the nature and level of effort required to deliver and/or support the technology transfer. Generally, technology revenue is recognized upon the completion of contract requirements or milestones.

    Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term.

    PRODUCT WARRANTY The Company provides at the time of sale for the estimated cost to warrant its products against defects in materials and workmanship for a period of up to one year.

    ADVERTISING COSTS The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended June 30, 1997, 1996 and 1995 was $42.5 million, $37.5 million and $16.9 million, respectively.

    PER SHARE DATA Primary earnings per share are computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common share equivalents include stock options or warrants using the treasury stock or modified treasury stock method (whichever applies) and, if dilutive, convertible securities on an as-if-converted basis. For the purpose of calculating earnings per share, the Company's convertible preferred stock is considered to be a common stock equivalent. Fully diluted earnings per share are substantially the same as reported earnings per share.

    In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which modifies existing guidance for computing earnings per share and requires the disclosure of basic and diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings available to common stockholders divided by weighted average shares outstanding excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share includes the dilutive effect of these securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the quarter ended December 31, 1997. Had the provisions of SFAS 128 been applied to the Company's results of operations for each of the three years in the period ended June 30, 1997, the Company's basic earnings per share would have been $0.44, $0.70 and $1.44 per share, respectively, and its diluted earnings per share would have been $0.43, $0.65 and $1.26 per share, respectively.

    STOCK COMPENSATION In fiscal 1997, the Company implemented the disclosure requirements of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company will continue to account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and will provide pro forma disclosures of net income and earnings per share as if the fair value basis method prescribed by SFAS 123 had been applied in measuring employee compensation expense.

    RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. BUSINESS COMBINATIONS

    ACQUISITION OF CRAY RESEARCH On April 2, 1996, Silicon Graphics acquired approximately 75% of the outstanding shares of common stock of Cray Research for cash. On June 30, 1996, the Company acquired the remaining outstanding Cray Research shares in a merger by exchanging one share of Silicon Graphics common stock for each remaining share of Cray Research common stock. Silicon Graphics also assumed the outstanding Cray Research employee stock options. The aggregate purchase price (including direct acquisition costs) was approximately $767 million in cash, common stock and the value associated with options to purchase the Company's common stock. The Company has accounted for the acquisition using the purchase method.

    The following is a summary of the purchase price allocation (in millions):

Inventories and service contracts...................................  $   281.5
Property, plant and equipment.......................................      143.7
Intangible assets...................................................       84.3
Accrual for exit costs..............................................      (39.4)
Other assets/liabilities, net.......................................      198.5
Acquired in-process technology......................................       98.2
                                                                      ---------
                                                                      $   766.8
                                                                      ---------
                                                                      ---------

    Intangible assets include $24.5 million of completed technology and an aggregate of $59.8 million for customer lists, trade name and workforce-in-place. Completed technology has been assigned a four-year life, workforce-in-place a five-year life and customer lists and trade name 15-year lives.

    The accrual for exit costs includes only those direct costs related to exiting facilities and operations acquired from Cray Research and does not include any costs related to modifications of the previous Silicon Graphics business. The composition of costs related to the exit activities were as follows (in millions): non-cancelable lease commitments after closure and related costs--$16.6; severance and related costs--$20.5; and other costs--$2.3. Except for approximately $6 million in remaining lease commitments, severance obligations and other assumed obligations, the activities contemplated in the $39.4 million accrual for exit costs have been completed at June 30, 1997. During fiscal 1997, cash outlays related to exit activities were approximately $20 million. The excess of the original accrual for exit costs over the actual amounts incurred and currently expected to be incurred will be amortized over the combined average acquired asset life.

    The $98.2 million allocated to acquired in-process technology was expensed in fiscal 1996 as required under generally accepted accounting principles.

    The unaudited pro forma combined condensed results of operations of the Company for fiscal 1996 and 1995, had the acquisition occurred at the beginning of each fiscal year presented and which eliminates the non-recurring charges, are as follows (in thousands, except per share amounts):

                                                                        1996          1995
                                                                    ------------  ------------
Total revenue.....................................................  $  3,447,480  $  2,955,991
Net income........................................................  $    108,044  $      5,343
Net income per share..............................................  $       0.59  $       0.03

    The unaudited pro forma combined results for fiscal 1996 and 1995 exclude the effects of the write-off of acquired in-process technology and other merger costs of approximately $102 million, as such amounts are non-recurring. In addition to combining the historical results of operations of the two companies, the pro forma calculations include the estimated effect on the Company's historical results of operations from adjustments to the historical carrying values of Cray Research inventories and property, plant and equipment; intangible asset amortization; and loss of interest income as a result of making the acquisition.

    The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the periods indicated, nor is it necessarily indicative of future operating results.

    MERGERS WITH ALIAS AND WAVEFRONT On June 15, 1995, the Company merged with Alias and Wavefront. Alias and Wavefront outstanding common stock was converted to Silicon Graphics common stock at per share rates of .90 and .49, respectively. Silicon Graphics issued 14,100,577 shares in connection with the mergers. The mergers were accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and related notes thereto have been restated to include the results of Alias and Wavefront for all periods presented. Adjustments to combine these entities, consisting primarily of intercompany transactions, were not significant.

    The Company incurred costs in connection with the mergers and consolidation of operations. Included in the accompanying consolidated statement of operations for fiscal 1995 are merger-related expenses totaling approximately $22 million, consisting primarily of charges for transaction and professional fees, personnel severance costs, and elimination of duplicate facilities.

NOTE 4. FINANCIAL INSTRUMENTS

    CASH EQUIVALENTS AND MARKETABLE INVESTMENTS The Company's cash equivalents and marketable investments at June 30, 1997 and 1996 are as follows (in thousands):

                                                                                   GROSS         GROSS
                                                                   AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
JUNE 30, 1997                                                         COST         GAINS        LOSSES     FAIR VALUE
                                                                   ----------  -------------  -----------  ----------
U.S. Treasury securities and obligations of U.S. government
  agencies.......................................................  $  147,235    $       6     $    (904)  $  146,337
Repurchase agreements............................................      35,000           --            --       35,000
Money market funds...............................................      14,400           --            --       14,400
Other............................................................         733           --            --          733
                                                                   ----------        -----    -----------  ----------
Total............................................................     197,368            6          (904)     196,470
Less amounts classified as cash equivalents......................     (49,400)          --            --      (49,400)
                                                                   ----------        -----    -----------  ----------
Total marketable investments.....................................  $  147,968    $       6     $    (904)  $  147,070
                                                                   ----------        -----    -----------  ----------
                                                                   ----------        -----    -----------  ----------
JUNE 30, 1996
U.S. Treasury securities and obligations of U.S. government
  agencies.......................................................  $  203,975    $      --     $  (2,624)  $  201,351
Repurchase agreements............................................      55,500           --            --       55,500
Certificates of deposit and Euro certificates of deposit.........      52,731           --            --       52,731
U.S. commercial paper............................................      15,277           --            --       15,277
Other............................................................         901           --            --          901
                                                                   ----------        -----    -----------  ----------
Total............................................................     328,384           --        (2,624)     325,760
Less amounts classified as cash equivalents......................    (125,903)          --            --     (125,903)
                                                                   ----------        -----    -----------  ----------
Total marketable investments.....................................  $  202,481    $      --     $  (2,624)  $  199,857
                                                                   ----------        -----    -----------  ----------
                                                                   ----------        -----    -----------  ----------

    Realized gains or losses on sales of available-for-sale securities were not significant in fiscal 1997 or 1996. In fiscal 1995, the Company recognized a $7.3 million loss on the sale of its marketable investment in Control Data Systems, Inc.

    The amortized cost and estimated fair value of cash equivalents and marketable investments at June 30, 1997, by contractual maturity, are as follows (in thousands):

                                                                        AMORTIZED   ESTIMATED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
Due in one year or less...............................................  $  110,168  $  109,983
Due after one year through two years..................................      87,200      86,487
                                                                        ----------  ----------
Total.................................................................  $  197,368  $  196,470
                                                                        ----------  ----------
                                                                        ----------  ----------

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK The notional principal amounts of the Company's foreign exchange instruments at June 30, 1997 and 1996 were $296 million and $512 million, respectively. The notional principal amounts of the interest rate swap agreements at June 30, 1997 and 1996 were $0 and approximately $200 million, respectively. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding at year end, and do not represent the amount of the Company's exposure to credit loss or market risk. Credit risk is the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform as agreed at the contracted rates and contracts had to be replaced at rates prevailing at each respective date. The Company controls credit risk through credit approvals, limits and monitoring procedures. Credit rating criteria are similar to those for investments.

    The Company transacts business in various foreign currencies, including the major European currencies and the Japanese yen. The Company has established revenue and balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. The Company uses derivatives in the form of currency forward contracts and currency options in its programs. All currency forward contracts related to recorded transactions expire within two years. All currency forward contracts related to firmly committed customer transactions expire within two and one-half years. All currency options open and close within a fiscal quarter. Deferred gains and losses on contracts related to firm commitments were immaterial at June 30, 1997 and 1996.

    The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. This interest rate swap agreement reflected the gross proceeds of its Zero Coupon Subordinated Debentures (see Note 9). This agreement expired in November 1996.

    FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1997 and 1996 are summarized as follows (in thousands):

                                                        1997                    1996
                                               ----------------------  ----------------------
                                                CARRYING                CARRYING
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                               ----------  ----------  ----------  ----------
Cash and cash equivalents....................  $  227,222  $  227,222  $  257,080  $  257,080
Marketable investments.......................     147,070     147,070     199,857     199,857
Debt instruments.............................     424,958     414,547     443,935     452,708
Currency forward contracts...................       1,004          88       2,400       3,225
Interest rate swap...........................          --          --        (380)     (1,312)

NOTE 5. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments, currency forward contracts and trade receivables. The Company places its investments and transacts its currency forward contracts with high-credit-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty. The Company generally does not require collateral. The credit risk on receivables due from counterparties related to currency forward contracts is immaterial at June 30, 1997 and 1996. The Company performs ongoing credit evaluations of its customers and except in connection with the sales of supercomputers, generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 6. CONCENTRATIONS OF OTHER RISKS

    MATERIALS Most of the Company's products incorporate components that are available from only one or from a limited number of suppliers. Many of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. If the Company were unable to procure certain such components, it could affect the Company's ability to meet demand for its products which would have an adverse effect upon its results.

    INTERNATIONAL OPERATIONS Because approximately half of the Company's revenue is derived from sales outside the United States, and many key components are produced outside the United States, the Company's results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of its international operations are mitigated in part by the Company's foreign exchange hedging program and by the extent to which the Company's sales and manufacturing activities are geographically distributed.

    The Company's sales to foreign customers also are subject to export regulations, with sales of most of the Company's high-end products requiring clearance and export licenses from the U.S. Department of Commerce. These regulations are currently under review by the U.S. government. The Company's export sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products. The Departments of Commerce and Justice are currently reviewing the Company's compliance with the export control regulations in connection with the shipment of several computer systems to a customer in the Russian Federation in fiscal 1997. The Company believes it has complied in all material respects with all applicable laws. However, if the Company's export privileges were limited or denied, the Company's results would be adversely affected.

NOTE 7. INVENTORIES

    Inventories at June 30, 1997 and 1996 are as follows (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Components and subassemblies..........................................  $  235,492  $  199,441
Work-in-process.......................................................     235,426     177,744
Finished goods........................................................      74,519      74,997
Marketing.............................................................      82,627      67,863
                                                                        ----------  ----------
Total inventories.....................................................  $  628,064  $  520,045
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 8. PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 1997 and 1996 are as follows (in thousands):

                                                                         1997         1996
                                                                      -----------  -----------
Land and buildings..................................................  $   120,906  $   115,547
Machinery and equipment.............................................      591,008      507,957
Furniture and fixtures..............................................      108,183       99,332
Leasehold improvements..............................................      120,598      102,523
                                                                      -----------  -----------
                                                                          940,695      825,359
Accumulated depreciation and amortization...........................     (415,243)    (360,480)
                                                                      -----------  -----------
Net property and equipment..........................................  $   525,452  $   464,879
                                                                      -----------  -----------
                                                                      -----------  -----------

NOTE 9. BORROWING ARRANGEMENTS

    SHORT-TERM BORROWINGS Short-term borrowings at June 30, 1997 and 1996 are as follows (in thousands):

                                                                           1997        1996
                                                                         ---------  ----------
Reverse repurchase agreements at 6.10% and 5.37%, respectively, collateralized by marketable investments.............................  $  40,800  $  136,700
Other bank borrowings at 10.5% to 16.5%................................      3,963          --
                                                                         ---------  ----------
Total short-term borrowings............................................  $  44,763  $  136,700
                                                                         ---------  ----------
                                                                         ---------  ----------

    The Company also has an unsecured $250 million revolving credit facility that expires in April 1999. There were no cash borrowings under this facility at June 30, 1997. Interest on borrowings is based upon either a prime rate, LIBOR rate or competitive bid rate at the Company's option. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount. Fees incurred were not material during the last three fiscal years. Covenants governing the credit facility require the maintenance of certain financial ratios. At June 30, 1997, the Company was in compliance with these covenants.

    LONG-TERM DEBT Long-term debt at June 30, 1997 and 1996 is as follows (in thousands):

                                                                                               1997        1996
                                                                                            ----------  ----------
Zero Coupon Convertible Subordinated Debentures due 2013 at 4.15%, net of unamortized discount of $222,370 ($231,731 in 1996).................................................  $  232,630  $  223,269
Convertible Subordinated Debentures due 2011 at 6.125%, net of unamortized discount of
  $16,897 ($17,529 in 1996)...............................................................      65,103      64,471
Swiss Franc mortgage due 2017 at 3.64%, which resets quarterly............................      19,619      13,691
Japanese Yen fixed rate loan due 2001 at 2.06%............................................      52,752          --
Other.....................................................................................      10,090       5,786
                                                                                            ----------  ----------
                                                                                               380,194     307,217
Less amounts due within one year                                                                (8,160)     (5,188)
                                                                                            ----------  ----------
Amounts due after one year................................................................  $  372,034  $  302,029
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    In November 1993, the Company issued Zero Coupon Convertible Subordinated Debentures (the "Zero Coupon Debentures") with an ultimate maturity amount of $455 million. Effective November 2, 1998, the Zero Coupon Debentures will be redeemable at any time, at the option of the Company, at redemption prices equal to the issue price ($439.77 per debenture) plus accrued original issue discount to the date of redemption. At the option of the holder, each Zero Coupon Debenture is convertible into 16.269 shares of common stock of the Company at any time. Also at the option of the holder, the Zero Coupon Debentures will be purchased by the Company on November 2, 1998, November 2, 2003 or November 2, 2008, at purchase prices equal to the issue price plus accrued original issue discount to such purchase date. The Company, at its option, may elect to pay any such purchase price in cash or shares of common stock, or any combination thereof. The Zero Coupon Debentures are redeemable at the option of the holder in the event of the sale of all, or substantially all, of the Company's common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the Nasdaq National Market. See Note 20 regarding the Company's September 1997 exchange of new Senior Convertible Notes for its outstanding Zero Coupon Debentures.

    Related to the Debentures, the Company had a receive fixed, pay floating interest rate swap agreement on a notional amount of $200.1 million that expired in November 1996.

    In connection with the Cray Research acquisition, the Company assumed the Cray Research Convertible Subordinated Debentures. These debentures are convertible into the Company's common stock at a conversion price of $78 per share at any time prior to maturity and may be redeemed at the Company's option at a price of 100%. In 1994 Cray Research repurchased a portion of the debentures with a face value of $23.0 million. The repurchase satisfied the first four required annual sinking fund payments of $5.8 million originally scheduled for the years 1997 through 2000. Remaining annual sinking fund payments of $5.8 million each are scheduled from 2001 to 2010 with a final maturity payment of $24.5 million in 2011.

    Principal maturities of long-term debt at June 30, 1997, are as follows (in millions): 1998--$8.2; 1999--$3.9; 2000--$2.7; 2001--$1.9; 2002--$54.4; and
$309.1, thereafter.

NOTE 10. LEASING ARRANGEMENTS AS LESSOR

    The Company has entered into certain lease arrangements which are accounted for as sales. The net investment in sales-type leases at June 30, 1997 and 1996 is summarized as follows (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Total minimum lease payments receivable...............................  $   31,090  $   43,254
Less unearned interest income.........................................      (3,102)     (4,927)
Net investment in sales-type leases...................................      27,988      38,327
Less current portion included in current receivables..................     (13,526)    (10,443)
                                                                        ----------  ----------
Long-term portion included in other assets............................  $   14,462  $   27,884
                                                                        ----------  ----------
                                                                        ----------  ----------

    Future minimum lease rents on noncancelable sales-type lease agreements at June 30, 1997 are as follows (in millions): 1998--$15.3; 1999--$8.3; 2000--$6.3;
and 2001--$1.2.

NOTE 11. LEASING ARRANGEMENTS AS LESSEE

    The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements.

    Future minimum annual lease payments under operating leases, net of subleases and rental income, at June 30, 1997, were as follows (in millions):
1998--$84.8; 1999--$70.6; 2000--$56.7; 2001--$41.1; 2002-- $32.5; and $218.6,
thereafter. Remaining lease commitments for facilities vacated as a result of the acquisition of Cray Research are included in the preceding payment amounts. Future payments associated with these leases were provided for in the Company's exit cost accrual (see Note 3) and therefore do not represent future operating expenses.

    Aggregate operating lease rent expense was (in millions): $97.7, $76.7 and $49.6, in fiscal 1997, 1996 and 1995, respectively.

    Under one of its lease agreements, the Company is contingently liable for the residual value of five buildings at the end of their lease terms. The lease for one of the buildings expires in 2000 and the lease for an additional four buildings expires in 2002. However, the Company has the option to extend these leases for an additional 35 years after expiration. If at the end of the final lease renewal, or upon the Company's option to terminate the lease at any time, the Company does not purchase the property or arrange a third-party purchase, then the Company would be obligated to the lessor for a guaranteed payment equal to a specified percentage of the lessor's purchase price for the properties. The Company would also be obligated to the lessor for all or some portion of this amount if the price paid by a third party for the property is below a specified percentage of the lessor's purchase price. The total amount related to the five properties, for which the Company would be contingently liable, is approximately $93.4 million at the end of the lease terms.

NOTE 12. STOCKHOLDERS' EQUITY

    PREFERRED STOCK TRANSACTIONS NKK Corporation ("NKK") of Japan, through a wholly-owned U.S. subsidiary, owns 17,500 shares of Series A Convertible Preferred Stock. The preferred stock pays a 3% cumulative annual dividend, has preference upon liquidation in the amount of the purchase price and has aggregate voting rights equivalent to 1,400,000 shares of common stock. The preferred stock is convertible into the common stock of the Company at certain times at the then-current price of the common stock. The preferred stock is perpetual, but is subject to redemption at the option of the Company at certain times if the market price of the common stock is below $8.75 per share.

    STOCK AWARD PLANS The Company has various stock award plans which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees. Incentive stock options are granted at not less than the fair market value on the date of grant; the prices of nonstatutory stock option grants and restricted stock are determined by the board of directors. Under the plans, options and restricted stock generally vest over a fifty-month period from the date of grant. Under one of the plans, the number of shares available for grant or issuance will be automatically increased on July 1, 1997 by a number of shares equal to 3.5% of the total common shares issued and outstanding on the preceding June 30.

    In addition, the Company has a Directors' Stock Option Plan which allows for the grant of nonstatutory stock options to nonemployee directors at not less than the fair market value at the date of grant. Eligible directors are granted an option to purchase 30,000 shares of common stock on the date of their initial election as a director. On November 1 of each year, each eligible director is granted an option to purchase an additional 10,000 shares of common stock. These options generally vest in installments over a four year period. At June 30, 1997, 863,100 shares were available for future option grants under the Directors' Stock Option Plan.

    In fiscal 1997, the Company effected an option exchange program to allow employees (excluding senior executives) to exchange their out-of-the-money stock options for a smaller number of new options at a more favorable exercise price. Under the exchange program, one new option could be obtained for every 1.25 to 2 canceled options. The new options, which have an exercise price equal to $18.875, the fair value on the date of exchange, will vest over the longer of two years or the original vesting schedule and cannot be exercised prior to May 1998. As a result of the exchange, options to purchase 13,554,514 shares were exchanged for options to purchase 10,157,554 shares. At June 30, 1997, 1996 and 1995, outstanding options to purchase 18,346,324, 20,442,299 and 20,025,442 shares, respectively, were exercisable and 303,620, 213,855 and no shares of restricted stock, respectively, were subject to repurchase.

    Activity under all of the stock award plans was as follows:

                                                                                            OUTSTANDING OPTIONS
                                                                                         --------------------------
                                                                                                         WEIGHTED
                                                                            SHARES                        AVERAGE
                                                                           AVAILABLE       NUMBER OF     EXERCISE
THREE YEARS ENDED JUNE 30, 1997                                            FOR GRANT        SHARES         PRICE
                                                                        ---------------  -------------  -----------
Balance at June 30, 1994..............................................       3,384,054      31,297,453   $   10.49
Additional shares authorized for issuance.............................       5,902,569              --
Options granted.......................................................      (6,531,385)      6,531,385   $   28.78
Options exercised.....................................................              --      (5,712,687)  $    7.29
Options forfeited.....................................................         928,870        (928,870)  $   17.55
Restricted shares granted.............................................          (4,740)             --
Plan shares expired...................................................          (1,848)             --
Net transactions of Alias and Wavefront during eliminated periods from
  February 1, 1994 to July 31, 1994 and January 1, 1994 to June 30,
  1994, respectively..................................................      (1,185,384)        787,656   $   13.85
                                                                        ---------------  -------------
Balance at June 30, 1995..............................................       2,492,136      31,974,937   $   14.70
Additional shares authorized for issuance.............................       7,116,758              --
Cray Research options assumed.........................................       2,540,543       3,894,570   $   26.92
Options granted.......................................................      (9,305,575)      9,305,575   $   28.31
Options exercised.....................................................              --      (5,283,368)  $    8.65
Options forfeited.....................................................       1,835,013      (1,835,013)  $   26.91
Restricted shares granted.............................................        (232,500)             --
Restricted shares returned............................................          20,000              --
Plan shares expired...................................................            (160)             --
                                                                        ---------------  -------------
Balance at June 30, 1996..............................................       4,466,215      38,056,701   $   19.53
Additional shares authorized for issuance.............................       6,833,106              --
Options granted.......................................................     (18,817,420)     18,817,420   $   20.49
Options exercised.....................................................              --      (3,703,246)  $   10.47
Options forfeited.....................................................       4,862,813      (4,862,813)  $   26.98
Options canceled......................................................      13,554,514     (13,554,514)  $   27.37
Restricted shares granted.............................................        (209,000)             --
Restricted shares returned............................................          58,900              --
Plan shares expired...................................................              --              --
                                                                        ---------------  -------------
Balance at June 30, 1997..............................................      10,749,128      34,753,548   $   16.92
                                                                        ---------------  -------------
                                                                        ---------------  -------------

    The following table summarizes information about options outstanding at June 30, 1997:

                                    OPTIONS OUTSTANDING
                   ------------------------------------------------------
                                   WEIGHTED-AVERAGE
    RANGE OF        NUMBER OF      CONTRACTUAL LIFE     WEIGHTED-AVERAGE
 EXERCISE PRICES      SHARES          (IN YEARS)         EXERCISE PRICE
-----------------  ------------  ---------------------  -----------------
$ 0.96 - $11.19..     8,014,374              2.8            $    5.98
$11.56 - $18.88..    16,202,084              7.4            $   16.92
$19.10 - $30.38..     9,332,594              7.6            $   24.18
$31.00 - $46.38..     1,204,496              6.8            $   33.56
                   ------------
$ 0.96 - $46.38..    34,753,548              6.3            $   16.92
                   ------------
                   ------------

                         OPTIONS OUTSTANDING
                   -------------------------------
    RANGE OF        NUMBER OF    WEIGHTED-AVERAGE
 EXERCISE PRICES      SHARES      EXERCISE PRICE
-----------------  ------------  -----------------
$ 0.96 - $11.19..     7,931,987      $    5.96
$11.56 - $18.88..     4,946,634      $   13.41
$19.10 - $30.38..     4,744,014      $   23.98
$31.00 - $46.38..       723,689      $   33.76
                   ------------
$ 0.96 - $46.38..    18,346,324      $   13.72
                   ------------
                   ------------

    STOCK PURCHASE PLAN The Company has an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. At June 30, 1997, 14,798,046 shares had been issued under the plan and 6,261,954 shares were reserved for future issuance.

    PRO FORMA INFORMATION The Company has elected to follow APB 25 in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in the Company's financial statements unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in the Company's financial statements for stock-based awards under APB 25 for fiscal 1997 and 1996 was $5.4 million and $4.0 million, respectively.

    Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123. The fair value of options granted in fiscal 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                           EMPLOYEE STOCK OPTIONS     STOCK PURCHASE PLAN
                                                                                             SHARES
                                                          ------------------------  ------------------------
YEARS ENDED JUNE 30                                          1997         1996         1997         1996
                                                          -----------  -----------  -----------  -----------
Expected life (in years)................................        2.7          3.8          0.5          0.5
Risk-free interestrate..................................       6.38%        5.18%        5.45%        5.49%
Volatility..............................................       0.50         0.45         0.57         0.45
Dividend yield..........................................          0%           0%           0%           0%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

    The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 1997 and 1996 was $5.94 and $11.48 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 1997 and 1996 was $20.56 and $29.24 per share, respectively. The weighted average estimated fair value of employee stock options granted at below grant date market prices during fiscal 1997 and 1996 was $13.54 and $16.68 per share, respectively. The weighted average exercise price of employee stock options granted at below grant date market prices during fiscal 1997 and 1996 was $12.56 and $13.44 per share, respectively. The weighted average fair value of restricted stock granted during fiscal 1997 and 1996 was $18.93 and $27.45 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 1997 and 1996 was $7.06 and $15.30 per share, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

YEARS ENDED JUNE 30                                                             1997       1996
                                                                              ---------  ---------
Pro forma net income (loss).................................................  $     (14) $  73,154
Pro forma earnings per share................................................  $      --  $    0.42

    The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.

    STOCKHOLDER RIGHTS PLAN The Company has a stockholder rights plan (the "Rights Plan") which provides existing stockholders with the right to purchase one one-thousandth (0.001) preferred share for each share of common stock held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to certain abusive takeover tactics which are not in the best interests of stockholders.

    STOCK REPURCHASE PROGRAM On October 19, 1995, the Company announced that its board of directors had authorized the repurchase of up to 7.0 million shares of its common stock, either in the open market or in private transactions. The Company has purchased approximately 2.5 million shares since the commencement of the repurchase program at an average price of approximately $31.00 per share. Repurchased shares are available for use under the Company's employee stock plans and for other corporate purposes. The Company suspended its stock repurchases when the agreement to acquire Cray Research was announced in February 1996. Stock repurchases may be resumed at any time.

    COMMON SHARES RESERVED The Company has reserved in the aggregate 60,218,307 shares of common stock issuable upon conversion of all convertible subordinated debentures, as well as shares issuable under its stock award and purchase plans.

NOTE 13. INCOME TAXES

    The components of income from continuing operations before income taxes are as follows (in thousands):

YEARS ENDED JUNE 30                                            1997        1996        1995
                                                             ---------  ----------  ----------
United States..............................................  $  84,508  $  106,176  $  201,131
International..............................................     13,682      82,612     115,588
                                                             ---------  ----------  ----------
                                                             $  98,190  $  188,788  $  316,719
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    The provision for income taxes consists of the following (in thousands):

YEARS ENDED JUNE 30                                             1997        1996       1995
                                                             ----------  ----------  ---------
Federal:
  Current..................................................  $   16,933  $  111,970  $  44,781
  Deferred.................................................       6,026     (49,246)      (733)
State:
  Current..................................................      20,771      13,540      7,761
  Deferred.................................................     (17,796)     (4,299)     4,929
Foreign:
  Current..................................................         853      17,021     31,905
  Deferred.................................................      (7,148)    (15,235)     3,220
                                                             ----------  ----------  ---------
                                                             $   19,639  $   73,751  $  91,863
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to earnings before taxes as follows (in thousands):

YEARS ENDED JUNE 30                                            1997        1996        1995
                                                            ----------  ----------  ----------
Tax at U.S. federal statutory rate........................  $   34,366  $   66,076  $  110,852
State taxes, net of federal tax benefit...................       1,934       6,006       8,249
Earnings subject to foreign taxes at lower rates..........     (16,599)    (33,149)    (18,751)
Income of Foreign Sales Corporation not subject to U.S.
  tax.....................................................      (6,170)     (8,355)     (9,059)
Nondeductible acquired in-process technology..............          --      34,373          --
Research and experimentation credits......................      (7,748)         --      (4,625)
Net operating loss without tax benefit....................       9,140          --          --
Nondeductible professional fees...........................          --          --       2,789
Other.....................................................       4,716       8,800       2,408
                                                            ----------  ----------  ----------
Provision for income taxes................................  $   19,639  $   73,751  $   91,863
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    No provision for residual federal taxes has been made on approximately $241.5 million of accumulated undistributed earnings of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations. The Company has been granted exemptions from tax on income from certain manufacturing operations located outside the U.S. for years through 2006. The cumulative income tax benefits attributable to the tax status of this subsidiary are estimated to be $84.5 million at June 30, 1997.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                                              YEARS ENDED JUNE 30
                                                                       ---------------------------------
                                                                          1997        1996       1995
                                                                       ----------  ----------  ---------
Deferred tax assets:
  Net operating loss carryforwards...................................  $   86,360  $   36,266  $   4,958
  Foreign taxes on unremitted foreign earnings, net of related U.S.
    tax liability....................................................       7,722      23,389      9,418
  General business credit carryforwards..............................       8,970      31,362     16,732
  Foreign tax credit carryforwards...................................      28,629      38,561      1,537
  Depreciation.......................................................      57,675      55,993     15,793
  Inventory valuation................................................      80,354      59,279     21,586
  Nondeductible vacation pay accrual.................................      19,123      14,172      9,382
  Intercompany profit elimination....................................      14,117      10,634     10,690
  Merger expenses....................................................      12,174      51,468      5,456
  Other..............................................................      53,522      43,161      2,895
                                                                       ----------  ----------  ---------
    Subtotal.........................................................     368,646     364,285     98,447
    Valuation allowance..............................................     (59,907)    (60,819)        --
                                                                       ----------  ----------  ---------
  Total deferred tax assets..........................................     308,739     303,466     98,447
Deferred tax liabilities:
  Intangibles........................................................      26,703      40,758         --
  Other..............................................................       6,422       6,012         --
                                                                       ----------  ----------  ---------
    Total deferred tax liabilities...................................      33,125      46,770         --
                                                                       ----------  ----------  ---------
  Total..............................................................  $  275,614  $  256,696  $  98,447
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    At June 30, 1997, the Company had federal net operating loss carryforwards of approximately $215.5 million for United States federal income tax purposes expiring in the years 2005 through 2011. At June 30, 1997, the Company also had general business credit carryovers of approximately $5.4 million for United States federal tax purposes, expiring in the years 1999 through 2010. In addition, the Company had foreign tax credit carryforwards of approximately $28.6 million which expire in the years 1998 through 2001, and a capital loss carryforward of $3.3 million expiring in 2000.

    As a result of the acquisition by Silicon Graphics, Cray Research experienced a "change in ownership" as defined under Section 382 of the Internal Revenue Code and is subject to certain limitations on the utilization of its pre-acquisition net operating loss and tax credit carryforwards. The Company has provided a valuation allowance to offset the deferred tax asset relating to foreign tax credits that may expire prior to utilization due to this annual limitation. The valuation allowance for deferred tax assets of approximately $59.9 million will be applied to reduce the noncurrent intangible assets related to the acquisition of Cray Research if future tax benefits are subsequently realized.

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company, operating in a single industry segment, designs, manufactures and services high-performance computing systems and software. Information regarding operations in different geographic areas is as follows (in thousands):

THREE YEARS ENDED JUNE 30                                                     1997          1996          1995
                                                                          ------------  ------------  ------------
Net sales to unaffiliated customers:
  United States.........................................................  $  1,927,104  $  1,412,137  $  1,093,694
  Europe................................................................       936,184       836,053       635,268
  Rest of World.........................................................       799,313       673,126       499,306
                                                                          ------------  ------------  ------------
    Total net sales.....................................................  $  3,662,601  $  2,921,316  $  2,228,268
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Transfers between geographic areas
  (eliminated in consolidation):
  United States.........................................................  $    750,098  $    698,816  $    485,303
  Europe................................................................        70,731        65,583            --
  Rest of World.........................................................            --            --            --
                                                                          ------------  ------------  ------------
    Total transfers.....................................................  $    820,829  $    764,399  $    485,303
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating income:
  United States.........................................................  $     33,661  $     67,466  $    190,725
  Europe................................................................        56,859       121,049       114,837
  Rest of World.........................................................         8,614       (12,847)       20,877
  Eliminations..........................................................        12,750        (1,275)      (19,167)
Corporate income (loss), net............................................       (13,694)       14,395         9,447
                                                                          ------------  ------------  ------------
    Income before income taxes..........................................  $     98,190  $    188,788  $    316,719
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable assets:
  United States.........................................................  $  2,127,957  $  1,735,411  $    285,332
  Europe................................................................       332,849       478,129       844,816
  Rest of World.........................................................       293,162       280,897       195,296
  Eliminations..........................................................      (224,236)     (310,815)     (113,731)
  Corporate assets......................................................       814,860       974,624       994,906
                                                                          ------------  ------------  ------------
    Total assets........................................................  $  3,334,592  $  3,158,246  $  2,206,619
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    "Europe" includes Europe and the Middle East. Net revenue from sales to unaffiliated customers is based on the location of the customer. Intercompany transfers between geographic areas are accounted for by using the transfer prices in effect for the respective subsidiaries. Operating income and identifiable assets are classified based on the location of the Company's facilities. Corporate assets include cash and cash equivalents, marketable investments, deferred tax assets and certain other assets. Corporate income
(loss), net, is interest and other income (expense), net.

NOTE 15. BENEFIT PLANS

    401(k) RETIREMENT SAVINGS PLAN The Company provides a 401(k) investment plan covering substantially all of its U.S. employees. The plan provides for a minimum 25 percent Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 1997, 1996 and 1995, were $11.0 million, $4.7 million and $13.7 million, respectively.

    DEFERRED COMPENSATION PLAN The Company has a Non-Qualified Deferred Compensation Plan ("The Plan") that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and at June 30, 1997 and 1996, amounted to approximately $5 million and $3 million, respectively. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and Company matching contributions vest as directed by the board of directors. There have been no Company matching contributions to date.

NOTE 16. RELATED PARTY TRANSACTIONS

    The Company has from time to time engaged in significant transactions with related parties in the ordinary course of business. Related parties have included: Northrop Grumman Corporation and Chrysler Corporation, as a director of both Northrop Grumman and Chrysler became a member of the Company's board of directors in fiscal 1996; Tandem Computers, Incorporated, as a director of Tandem is also on the Company's board of directors; Control Data Systems, Inc.
(CDSI) due to the Company's investment in common stock of CDSI through March 31, 1995; and NKK through its indirect ownership of 100% of Series A Convertible Preferred Stock (see Note 12).

    Product and other revenue for the years ended June 30, 1997, 1996 and 1995 included, in the aggregate, sales to related parties in the amount of $77.9 million, $72.9 million and $119.6 million, respectively. Purchases and amounts receivable from and amounts payable to such related parties were immaterial at June 30, 1997, 1996 and 1995.

NOTE 17. STATEMENT OF CASH FLOWS

    Supplemental disclosures of cash flow information (in thousands):

YEARS ENDED JUNE 30                                                       1997        1996       1995
                                                                        ---------  ----------  ---------
Cash paid during the year for:
  Interest............................................................  $  10,200  $    9,600  $   4,600
  Income taxes, net of refunds........................................     29,000     122,000     42,200

    Supplemental schedule of noncash investing and financing activities (in thousands):

YEARS ENDED JUNE 30                                                       1997        1996       1995
                                                                        ---------  ----------  ---------
Tax benefit from stock options........................................  $   6,300  $   23,000  $  31,500
Equipment purchased under capital leases..............................         --         200      4,300
Conversion of preferred stock.........................................         --          --     20,800

NOTE 18. CONTINGENCIES

    The Company is defending the lawsuits described below. The Company believes that it has good defenses to the claims in each of these lawsuits and is defending each of them vigorously.

    The Company is defending a securities class action lawsuit filed in U.S. District Court for the Northern District of California in January 1996. The suit alleges that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. In May 1996, the District Court dismissed the securities class action with prejudice. The plaintiffs' appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

    The Company also is defending securities class action lawsuits involving MIPS Computer Systems, Inc.("MIPS"), which the Company acquired in June 1992, and Alias Research Inc., which the Company acquired in June 1995. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In September 1996, the U.S. Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in

June 1994. The Company's petition for review by the U.S. Supreme Court is pending. The Alias case, which was filed in the U.S. District Court for the District of Connecticut in 1991, alleges that Alias and certain of its officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. Alias' motion to dismiss the amended complaint is pending.

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

NOTE 19. PENDING ACQUISITION

    In May 1997, the Company entered into an agreement, subject to certain conditions to closing, to acquire ParaGraph International, Inc. ("ParaGraph"), a software company, in exchange for cash and shares of the Company's common stock for an aggregate purchase price of approximately $50 million, including direct acquisition costs. The Company will account for the acquisition using the purchase method. Acquired in-process technology is expected to be between $15 million and $20 million. The acquisition is expected to be consummated September 30, 1997.

NOTE 20. DEBT EXCHANGE

    On September 11, 1997, the Company exchanged its newly registered Senior Convertible Notes (the "Senior Notes") due 2004 for approximately 98% of its existing Zero Coupon Debentures pursuant to an exchange offer initiated in August. The Senior Notes pay interest semi-annually at a rate of 5.25% and are convertible into shares of common stock at a conversion price equal to $36.25 per share. The Senior Notes are redeemable at the option of the Company, beginning in 2002, at varying prices based on the year of redemption. The Senior Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of the Company's common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the Nasdaq National Market. The aggregate principal amount of Senior Notes issued in the exchange was $231 million, equal to the accreted value on the exchange offer Expiration Date (September 4, 1997) of each $1,000 principal amount at maturity of the Zero Coupon Debentures tendered in the exchange. Under current generally accepted accounting principles, the exchange does not constitute an extinguishment of debt and, accordingly, as a result of the exchange there will be no change in the carrying value of the Company's debt. The Company recorded a charge of approximately $2.6 million for the Senior Note issuance costs upon closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1997 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth in the 1997 Proxy Statement on pages 3 and 4 under the heading "Proposal No. 1--Election of Directors--Directors and Nominees for Director."

    The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth on page 9 of the 1997 Proxy Statement under the heading "Executive Officer Compensation--Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to information set forth in the 1997 Proxy Statement on page 5 under the headings "Proposal No. 1--Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Director Compensation"; on pages 7 and 8 under the headings "Executive Officer Compensation--Summary Compensation Table", "--Option Grants in Fiscal 1997" and "--Option Exercises in Fiscal Year 1997 and Fiscal Year-End Option Values"; on pages 10 and 11 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors"; and on page 12 under the heading "Company Stock Price Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth in the 1997 Proxy Statement on pages 1 and 2 under the headings "Information Concerning Solicitation and Voting--Record Date and Principal Share Ownership" and "--Voting and Solicitation" and on page 6 under the heading "Other Information--Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth in the 1997 Proxy Statement on pages 9 and 10 under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc., Report of Management and Report of Independent Auditors are included in Part II of this Report:

                                                                                                           PAGE
                                                                                                           -----
Report of Management..................................................................................          21
Report of Ernst & Young LLP, Independent Auditors.....................................................          22
Consolidated Statements of Operations--Years Ended June 30, 1997, 1996 and 1995.......................          23
Consolidated Balance Sheets--June 30, 1997 and 1996...................................................          24
Consolidated Statements of Stockholders' Equity--Years Ended June 30, 1997, 1996
  and 1995............................................................................................          25
Consolidated Statements of Cash Flows--Years Ended June 30, 1997, 1996 and 1995.......................          26
Notes to Consolidated Financial Statements............................................................          27

SUPPLEMENTARY DATA
Quarterly Data (Unaudited)............................................................................          20

    2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

  SCHEDULE     DESCRIPTION                                                                                      PAGE
-------------  --------------------------------------------------------------------------------------------     -----
         II    Valuation and Qualifying Accounts...........................................................         S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

        3.1.1(9)  Restated Certificate of Incorporation of the Company.

        3.1.2(13) Certificate of Designation of the Series E Preferred Stock filed June 13, 1995.

        3.2(16)   Bylaws of the Company, as amended.

        4.1(5)    Amended and Restated Preferred Shares Rights Agreement, dated as of May 6, 1992 between the Company and The First National Bank of Boston, including the
                  Certificate of Designation of Rights, Preferences and Privileges of Series B
                  Participating Preferred Stock, the form of Rights Certificate and the Summary of
                  Rights attached thereto as Exhibits A, B, and C respectively.

        4.4(10)   First Amendment to Rights Agreement dated as of May 2, 1995 between the Company and The First National Bank of Boston.

        4.3(9)    Indenture dated November 1, 1993 between the Company and The First National Bank of Boston, as Trustee.

        4.4(16)   Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers
                  Hanover Trust Company, as Trustee.

        4.5(16)   First Supplemental Indenture dated June 30, 1996 between the Company, Cray
                  Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust
                  Company).

        4.6(20)   Indenture dated as of September 1, 1997 between the Company and State Street
                  Bank and Trust Company of California, N.A., as Trustee.

        9.1(13)   Voting and Exchange Trust Agreement between the Company and Montreal Trust
                  Company of Canada dated June 15, 1995.

       10.1(1)    Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T
                  Information Systems Inc.

       10.2(2)    Software License Agreement dated January 24, 1986, between the Company and AT&T
                  Information Systems Inc.

       10.3(3)    Stock Purchase Agreement dated March 2, 1990 among the Company, NKK Corporation and NKK U.S.A. Corporation.

       10.4(6)    Exchange Agreement dated August 14, 1992 among the Company, NKK Corporation and
                  NKK U.S.A. Corporation.

       10.5(6)    Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents.

       10.6(6)    Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents. (Revised)

       10.7(7)*   Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended as of October 21, 1993.

       10.8*      Loan Agreement dated May 25, 1995 between the Company and Gary L. Lauer.

       10.9*      Promissory Note dated June 18, 1997 issued to the Company by William M. Kelly.

       10.10*     Letter agreement dated May 22, 1997 between the Company and Robert H. Ewald.

       10.11(19)* 1984 Incentive Stock Option Plan, as amended, and amended form of Incentive
                  Stock Option Agreement.

       10.12(9)*  Directors' Stock Option Plan and form of Stock Option Agreement as amended as of
                  October 31, 1994.

       10.13(6)*  1985 Stock Incentive Program.

       10.14(6)*  1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive
                  Stock Option Agreement and Nonstatutory Stock Option Agreement.

       10.15(4)*  1987 Stock Option Plan and form of Stock Option Agreement.

       10.16(15)* Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.

       10.17(7)*  1993 Long-Term Incentive Stock Plan and form of stock option agreement.

       10.18(14)* 1996 Supplemental Non-Executive Equity Incentive Plan and form of stock option agreement.

       10.19(17)* Employee Stock Purchase Plan, as amended as of October 30, 1996.

       10.20(8)*  Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.

       10.21(19)* Addendum to the Non-Qualified Deferred Compensation Plan.

       10.22(14)  Credit Agreement dated as of April 12, 1996 between the Company and Bank of
                  America, National Trust and Savings Association.

       10.23(13)  Ground Lease between Silicon Graphics Real Estate Inc. and the City of Mountain
                  View dated March 7, 1995.

       10.24(13)  Agreement for Lease between the Company and Virtual Funding, Limited Partnership dated November 18, 1993.

       10.25(13)  Amendment No. 1 to Agreement for Lease between the Company and Virtual Funding,
                  Limited Partnership dated March 15, 1995.

       10.26(13)  Lease Agreement between the Company and Virtual Funding, Limited Partnership dated November 18, 1993.

       10.27(13)  Amendment No. 1 to Lease Agreement between the Company and Virtual Funding,
                  Limited Partnership dated March 15, 1995.

       10.28(18)  Guaranty from the Company to Virtual Funding Limited Partnership dated as of
                  November 18, 1993.

       10.29(18)  Amendment No. 1 to Guaranty from the Company to Virtual Funding, Limited
                  Partnership dated as of March 15, 1995.

       10.30(18)  Amendment No. 2 to Guaranty from the Company to Virtual Funding Limited
                  Partnership dated as of March 7, 1997.

       10.31(11)* Alias Research Inc.'s 1988 Employee Share Ownership Plan Option Agreement.

       10.32(11)* Alias Research Inc.'s 1989 Employee Share Ownership Plan Option Agreement.

       10.33(11)* Alias Research Inc.'s 1990 Employee Share Ownership Plan and standard forms of
                  Option Agreements.

       10.34(11)* Alias Research Inc.'s 1994 Stock Plan and standard forms of Option Agreements.

       10.35(12)* Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option
                  Agreement.

       10.36(15)* Cray Research, Inc. 1989 Non-Employee Directors' Stock Option Plan and form of stock option agreement.

       11.1       Statement of Computation of Per Share Earnings.

       21.1       List of Subsidiaries.

       23.1       Consent of Ernst & Young LLP, Independent Auditors.

       27.1       Financial Data Schedule.

------------------------

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

(9) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(10) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(11) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60215), which became effective June 14, 1995.

(12) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60213), which became effective June 14, 1995.

(13) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(14) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(15) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 333-06403), which became effective June 20, 1996.

(16) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the period ended June 30, 1996, as amended.

(17) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(18) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(19) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(20) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-4 (No. 333-32379), which became effective August 7, 1997.

    (b)  REPORTS ON FORM 8-K.

    No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SILICON GRAPHICS, INC.

                                By:           /s/ EDWARD R. MCCRACKEN
                                     -----------------------------------------
                                                Edward R. McCracken
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: September 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman, Chief Executive
   /s/ EDWARD R. MCCRACKEN        Officer and Director
------------------------------    (Principal Executive      September 26, 1997
     Edward R. McCracken          Officer)

     /s/ ROBERT R. BISHOP       Chairman, Silicon Graphics
------------------------------    World Trade Corporation,  September 26, 1997
       Robert R. Bishop           and Director

                                Senior Vice President,
     /s/ WILLIAM M. KELLY         Corporate Operations
------------------------------    (Principal Financial      September 26, 1997
       William M. Kelly           Officer)

    /s/ DENNIS P. MCBRIDE       Vice President, Controller
------------------------------    (Principal Accounting     September 26, 1997
      Dennis P. McBride           Officer)

    /s/ ALLEN F. JACOBSON
------------------------------  Director                    September 26, 1997
      Allen F. Jacobson

   /s/ C. RICHARD KRAMLICH
------------------------------  Director                    September 26, 1997
     C. Richard Kramlich

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ ROBERT A. LUTZ
------------------------------  Director                    September 26, 1997
        Robert A. Lutz

    /s/ JAMES A. MCDIVITT
------------------------------  Director                    September 26, 1997
      James A. McDivitt

     /s/ LUCILLE SHAPIRO
------------------------------  Director                    September 26, 1997
       Lucille Shapiro

    /s/ ROBERT B. SHAPIRO
------------------------------  Director                    September 26, 1997
      Robert B. Shapiro

     /s/ JAMES G. TREYBIG
------------------------------  Director                    September 26, 1997
       James G. Treybig

                                                                     SCHEDULE II

                             SILICON GRAPHICS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                            ADDITIONS
                                                                      ----------------------
                                                         BALANCE AT   CHARGED TO                           BALANCE AT
                                                          BEGINNING    COSTS AND              DEDUCTIONS     END OF
DESCRIPTION                                               OF PERIOD    EXPENSES      OTHER    WRITE-OFFS     PERIOD
-------------------------------------------------------  -----------  -----------  ---------  -----------  -----------
Year ended June 30, 1995
  Accounts receivable allowances.......................   $   9,492    $  11,534   $       0   $  (7,561)   $  13,465

Year ended June 30, 1996
  Accounts receivable allowances.......................   $  13,465    $   4,292   $   6,383*  $    (373)   $  23,767

Year ended June 30, 1997
  Accounts receivable allowances.......................   $  23,767    $   8,427   $       0   $  (8,138)   $  24,056

------------------------

*Acquired Cray Research valuation allowance.