Form 10-K/A
period 1997-06-30
SILICON GRAPHICS INC /CA/
filed 1997-09-30
CIK 802301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Part IV, Item 14(a)(3) is hereby amended to include the following exhibit:

 EXHIBITS
-----------
      23.1   Consent of Ernst & Young LLP, Independent Auditors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SILICON GRAPHICS, INC.

                                By:             /s/ WILLIAM M. KELLY
                                     -----------------------------------------
                                                  William M. Kelly
                                          SENIOR VICE PRESIDENT, CORPORATE
                                                     OPERATIONS

Dated: September 30, 1997