Form 10-Q
period 1997-09-30
SILICON GRAPHICS INC /CA/
filed 1997-11-14
CIK 802301

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


(Mark One)
X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
--  Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1997.
or
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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




      As of October 31, 1997 there were 187,229,469 shares of Common Stock outstanding.

                               SILICON GRAPHICS, INC.
                            QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS

                                                                       PAGE NO.


                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets..............................  3

         Condensed Consolidated Statements of Operations....................  4

         Condensed Consolidated Statements of Cash Flows....................  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis
of Results of Operations and Financial Condition............................  7



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders................  14

Item 6.  Exhibits and Reports on Form 8-K...................................  15

Signatures..................................................................  16

Index to Exhibits...........................................................  17





TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics and Onyx are registered trademarks and O2, Octane, Origin and Onyx2 are trademarks of Silicon Graphics, Inc. in the United States and other countries. MIPS is a registered trademark of MIPS Technologies, Inc. and CRAY is a registered trademark of Cray Research, Inc. in the United States and other countries. UNIX is a registered trademark of The Open Group in the United States and other countries. Windows NT is either a registered trademark or a trademark of Microsoft Corporation in the United States and other countries. Other products and company names mentioned in this report may be the trademarks of their respective owners.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                SILICON GRAPHICS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                   September 30,     June 30,
                                                      1997            1997(1)
                                                      ----            ----
                                                   (unaudited)


ASSETS
Current assets:

    Cash and cash equivalents...................    $  484,605     $  227,222
    Short-term marketable investments...........       115,438         60,109
    Accounts receivable, net....................       694,775      1,131,647
    Inventories.................................       631,011        628,064
    Prepaid expenses and other current assets...       258,086        268,552
                                                    ----------    -----------
         Total current assets...................     2,183,915      2,315,594

Other marketable investments....................        57,208         86,961

Property and equipment, net.....................       520,347        525,452

Other assets....................................       494,697        416,585
                                                    ----------    -----------
                                                    $3,256,167     $3,344,592
                                                    ----------    -----------
                                                    ----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts and notes payable...................   $  201,848     $  303,647
    Other current liabilities....................      767,718        782,559
                                                    ----------    -----------
         Total current liabilities...............      969,566      1,086,206

Long-term debt and other.........................      421,058        419,144

Total stockholders' equity.......................    1,865,543      1,839,242
                                                    ----------    -----------
                                                    $3,256,167     $3,344,592
                                                    ----------    -----------
                                                    ----------    -----------

(1) The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share amounts)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                        1997           1996
                                                        ----           ----

Product and other revenue........................   $  620,696     $  623,413
Service revenue..................................      147,297        142,189
                                                    ----------     ----------
    Total revenue................................      767,993        765,602

Costs and expenses:
    Cost of product and other revenue............      351,660        372,960
    Cost of service revenue......................       86,263         77,735
    Research and development.....................      116,354        108,279
    Selling, general and administrative..........      261,421        232,167
    Write-off of acquired in-process technology
      and merger-related expenses................       19,101          2,834
                                                    ----------     ----------
         Total costs and expenses................      834,799        793,975
                                                    ----------     ----------

Operating loss...................................      (66,806)       (28,373)

Interest and other expense, net..................       (2,307)          (818)
                                                    ----------     ----------
Loss before income taxes.........................      (69,113)       (29,191)

Benefit for income taxes.........................      (13,575)        (7,590)
                                                    ----------     ----------
Net loss.........................................      (55,538)       (21,601)

Preferred stock dividend requirement.............         (131)          (131)
                                                    ----------     ----------
Net loss available to common stockholders........   $  (55,669)    $  (21,732)
                                                    ----------     ----------
                                                    ----------     ----------

Net loss per common share........................     $  (0.31)      $  (0.13)
                                                    ----------     ----------
                                                    ----------     ----------

Common shares used in the calculation of net
  loss per common share..........................      182,160        172,974
                                                    ----------     ----------
                                                    ----------     ----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                SILICON GRAPHICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                    (In thousands)


                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                                  1997             1996
                                                                                  ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.....................................................................   $ (55,538)     $ (21,601)
Adjustments to reconcile net loss to net cash provided by
operating activities:
    Depreciation and amortization............................................      80,009         94,940
      Write-off of acquired in-process technology............................      16,900             --
    Other....................................................................      (4,868)        (6,458)
      Changes in operating assets and liabilities (net of effects of
      ParaGraph acquisition):
       Accounts receivable...................................................     437,699        156,953
       Inventories...........................................................      (9,771)       (26,534)
       Accounts payable......................................................     (59,398)       (18,649)
       Other assets and liabilities..........................................     (10,293)       (12,203)
                                                                                 --------       --------
    Total adjustments........................................................     450,278        188,049
                                                                                 --------       --------
    Net cash provided by operating activities................................     394,740        166,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................     (44,112)       (44,542)
Increase in other assets.....................................................     (65,692)       (26,507)
Acquisition of Paragraph, net of cash acquired...............................         831             --
Available-for-sale investments:
    Purchases................................................................     (25,171)          (484)
    Sales....................................................................          --             29
    Maturities...............................................................          --          8,237
                                                                                 --------       --------
    Net cash used in investing activities....................................    (134,144)       (63,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt.............................................................       5,134         11,625
Payments of debt principal...................................................     (48,444)      (138,487)
Sale of common stock.........................................................      40,228         12,513
Cash dividends - preferred stock.............................................        (131)          (131)
                                                                                 --------       --------
    Net cash used in financing activities....................................      (3,213)      (114,480)
                                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents.........................     257,383        (11,299)
Cash and cash equivalents at beginning of period.............................     227,222        257,080
                                                                                 --------       --------
Cash and cash equivalents at end of period...................................  $  484,605     $  245,781
                                                                                 --------       --------
                                                                                 --------       --------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS.



The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.  BUSINESS COMBINATIONS.

On September 30, 1997, the Company completed its acquisition of ParaGraph International, Inc. ("ParaGraph"), a software company, in exchange for cash and shares of the Company's common stock for an aggregate purchase price of approximately $50 million, including direct acquisition costs. The Company accounted for the acquisition using the purchase method. The following is a summary of the purchase price allocation (in thousands):

    Completed product technology......................  $  3.6
    Assembled workforce...............................     1.1
    Goodwill..........................................    33.9
    Other liabilities, net............................    (5.5)
    Acquired in-process technology....................    16.9
                                                        -------
                                                        $ 50.0
3.  INVENTORIES.

Inventories consist of (in thousands):

                                          September 30, 1997      June 30, 1997
                                          ------------------      -------------
    Components and subassemblies                  $ 247,553         $ 235,492
    Work-in-process                                 193,045           235,426
    Finished goods                                   86,560            74,519
    Marketing                                       103,853            82,627
                                                  ---------         ---------

    Total inventories                             $ 631,011         $ 628,064
                                                  ---------         ---------
                                                  ---------         ---------


4.  PROPERTY AND EQUIPMENT.

                                          September 30, 1997      June 30, 1997
                                          ------------------      -------------
    Property and equipment, at cost               $ 945,088         $ 940,695
    Accumulated depreciation and
     amortization                                  (424,741)         (415,243)
                                                  ---------         ---------

    Net property and equipment                    $ 520,347         $ 525,452
                                                  ---------         ---------
                                                  ---------         ---------


5.  EARNINGS PER SHARE.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard, basic earnings per share is computed as earnings available to common stockholders divided by weighted average shares outstanding excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share includes the dilutive effect of these securities. The new requirements are not expected to affect reported earnings per share for the quarters ended September 30, 1997 and September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The matters addressed in this discussion, with the exception of the historical information presented, are forward looking statements involving risks and uncertainties, including the risks discussed under the heading, "Risks That Affect Our Business."

RESULTS OF OPERATIONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
--------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)


                                                    Three Months
                                                   Ended Sept. 30,
                                               ------------------------
                                                 1997           1996
                                                 ----           ----

Product and other revenue..................       80.8%          81.4%
Service revenue............................       19.2           18.6
                                                ------         ------
Total revenue..............................      100.0%         100.0%

Gross margin...............................       43.0           41.1(1)

Research and development...................       15.2           14.1
Selling, general and administrative........       34.0           30.3
Write-off of acquired in-process
   technology and merger-related expenses..        2.5            0.4
                                                ------         ------
Operating loss.............................       (8.7)          (3.7)

Interest and other expense, net............       (0.3)          (0.1)
                                                ------         ------
Loss before income taxes...................       (9.0)          (3.8)

Benefit for income taxes...................       (1.8)          (1.0)
                                                ------         ------
Net loss...................................       (7.2)%         (2.8)%
                                                ------         ------
                                                ------         ------

_________
(1) 43.6% before the effects of Cray Research purchase accounting adjustments.


REVENUE BY GEOGRAPHY
--------------------------------------------------------------------------------


                                      Three Months Ended September 30,
                                      --------------------------------       Year/Year
($  in millions)                           1997           1996           Increase (Decrease)
                                           ----           ----           -------------------

United States                            $  402         $  428                  (6)%
Europe                                      191            179                   7 %
Rest of World                               175            159                  11 %
                                           ----           ----
Total revenue                            $  768         $  766                   0 %
                                           ----           ----
                                           ----           ----


                                      Three Months Ended September 30,
                                      --------------------------------
                                           1997           1996
                                           ----           ----
(as a percentage of total revenue)

United States                                52%            56%
Europe                                       25%            23%
Rest of World                                23%            21%

REVENUE BY PRODUCT LINE
--------------------------------------------------------------------------------

(as a percentage of product
revenue, excluding other revenue)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                             1997      1996
                                                             ----      ----
Servers (primarily from the CRAY-Registered
Trademark- and Origin-TM- families)                          49%       48%

Graphics Systems (primarily from the
O2-TM-, Octane-TM- and Onyx2-TM- families)                   51%       52%


REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, license fees and non-recurring engineering (NRE) contract payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

Revenue for the first quarter of fiscal 1998 was significantly below Company expectations due in part to a shortfall in the Company's server business, particularily in the United States. The Company's revenue of $768 million for the first quarter of fiscal 1998 was essentially flat compared with revenue of $766 million for the first quarter of fiscal 1997. Product revenue for the Company's servers for the first quarter of fiscal 1998 decreased 2% compared with the same period a year ago. Product revenue for the Company's graphics systems decreased 4% compared with the same period a year ago.

The Company's consolidated backlog at September 30, 1997 was $398 million, compared with backlog of $537 million at June 30, 1997.

GROSS MARGIN. Gross margin of 43.0% for the first quarter of fiscal 1998 increased compared with gross margin of 41.1% for the first quarter of fiscal 1997. Gross margin for the first quarter of fiscal 1997 would have been 43.6% without purchase accounting adjustments related to acquired Cray Research inventory and service contracts of approximately $19 million. Excluding the impact of purchase accounting adjustments, gross margins were down only slightly primarily due to lower than expected revenue, continued competitive pricing pressures and proportionately higher service revenue.

OPERATING EXPENSE. Operating expenses for the first quarter of fiscal 1998 grew 11% compared with the same period a year ago and increased from 44.4% to 49.2% as a percentage of revenue. The increase in expenses as a percentage of revenue resulted from revenue that was well below expectations.

The Company acquired ParaGraph during the first quarter of fiscal 1998. As a result, approximately $17 million of acquired in-process technology was written off in the quarter. Merger-related expenses in fiscal 1998 relate to the acquisitions of ParaGraph and Cray Research. Expenses related to these mergers are not expected to be significant for the remainder of fiscal 1998.

OTHER OPERATING RESULTS. Interest and other expense, net for the first quarter of fiscal 1998 was $2.3 million compared with $0.8 million for the first quarter of fiscal 1997. The increase in expense primarily reflects one-time charges related to fees incurred in connection with the Company's exchange of its newly issued Senior Convertible Notes for its existing Zero Coupon Debentures during the first quarter of fiscal 1998, the write-off of an investment and costs associated with the Company's economic hedging program.

These charges were partially offset by higher interest income attributable to much higher invested cash balances during the quarter and decreased interest expense due to lower average short-term borrowings.

TAXES. The Company's combined federal, state and foreign effective income tax rate for the first quarter of both fiscal 1998 and 1997 was 26%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology in the first quarter of fiscal 1998. No provision for residual federal taxes has been made on accumulated undistributed earnings of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations.

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

FINANCIAL CONDITION

At September 30, 1997, cash and cash equivalents and marketable investments totaled $657 million, up from $374 million at June 30, 1997. Operating activities generated $395 million during the first three months of fiscal 1998 compared with $166 million during the first three months of fiscal 1997. Despite the net loss during the first three months of fiscal 1998, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable and charges that did not use cash, including a $17 million write-off of acquired in-process technology related to the acquisition of ParaGraph. Investing activities, other than changes in the Company's marketable investments, consumed $109 million in cash during the first quarter of fiscal 1998, principally for the acquisition of spare parts in support of the Company's service organization. The principal financing activities during the first quarter of fiscal 1998 included repayment of $41 million in short-term borrowings, offset by proceeds from employee stock option exercises.

As announced in October 1997, the Company is currently implementing a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. The program will include a reduction in workforce that is expected to eliminate 700 to 1,000 positions worldwide, including contractors. The Company expects to take a restructuring charge in the second quarter, the majority of which will be attributable to the workforce reductions. The restructuring actions will be financed through current working capital.

As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $657 million and up to $250 million available under its three-year revolving credit facility. The Company believes that these principal sources of liquidity along with cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

UNCERTAIN OPERATING ENVIRONMENT. The Company is operating in an environment that makes it unusually difficult to predict its future results with any degree of assurance. The Company has implemented changes in its sales and marketing organization and programs in response to the significant revenue shortfall in the first quarter of fiscal 1998, but the impact of these programs is uncertain. In addition, the Company has announced that Edward R. McCracken, its Chairman and Chief Executive Officer, intends to resign once a successor is named, and that Gary L. Lauer, who has run the Company's sales and marketing organizations, has resigned. The Company has implemented an interim management structure in which Robert
H. Ewald, Executive Vice President, Computer Systems, has assumed the role of acting chief operating officer. Nevertheless, uncertainties surrounding key leadership positions may adversely affect the Company's ability to execute effectively and may also affect customers' buying decisions.

RESTRUCTURING PROGRAM. As announced in October 1997, the Company is implementing a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. The Company is seeking to reduce costs in ways that will not have a material impact on revenue levels, but there can be no assurance that these goals will be achieved.

EMPLOYEES. The Company's success depends on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The current uncertainties surrounding the Company have increased the challenges of retaining world-class talent.

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

PROCESS RE-ENGINEERING. The Company is undertaking a series of programs aimed at redesigning some of its core business processes, including forecasting, supply chain management, order fulfillment and collection of accounts receivable. The goals of these programs include more predictable results of operations, greater quality and customer satisfaction, and improved asset management. The Company believes that the success of these programs is critical to its long-term competitive position. Implementing these changes will require, among other things, enhanced information systems, substantial training and disciplined execution. There can be no assurance that these programs will be implemented successfully, or that disruptions of the Company's operations will not occur in the process.

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

DESKTOP SYSTEM STRATEGY. The Company has under development a desktop system that will be based upon Intel microprocessors and the Windows NT operating system. There can be no assurance that this system will be introduced, and in any event the system will not account for any material revenues in fiscal 1998. Success in this market segment will require that the Company adapt to the very different requirements of this higher volume, lower margin market, including lower-cost manufacturing and distribution, marketing to a broader audience in markets that could extend beyond the Company's traditional markets, and new approaches to customer interface and support. The Company will also be required to manage a complex product transition and to support a product line including multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX/MIPS-based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product. The Company believes that its future success will depend in significant part on its making the right strategic choices in this market segment and on executing its strategy effectively.

IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of the Company's revenue is derived from sales to the U.S. government, either directly by the Company or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience.

EXPORT REGULATION. The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently investigating the Company's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia in fiscal 1997. The Company believes that it has complied in all material respects with all applicable laws and that this matter will be resolved without a significant adverse effect on the Company's business. However, there is no assurance that this matter will not have an unforeseen outcome that could impair the conduct of the Company's business outside the United States.

The Company's international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

DEVELOPMENT AND ACCEPTANCE OF MIPS RISC ARCHITECTURE. Most of the Company's system products incorporate microprocessors based upon the Company's MIPS-Registered Trademark- RISC microprocessor architecture. The Company licenses the manufacturing and distribution rights to these microprocessors to selected semiconductor manufacturing companies. The Company believes that the continued development of the MIPS architecture is critical to its success.

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

GLOBAL FINANCIAL MARKET RISKS. The Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates and interest rates. The Company's hedging policy attempts to reduce some of these risks, based on management's best judgment of the appropriate tradeoffs among risk, opportunity and expense. The Company regularly reviews its overall hedging policies, and it continually monitors its hedging activities to ensure that they are consistent with the Company's policy and are appropriate and effective in light of changing market conditions. Management may as part of this review determine at any time to change its hedging policies. Though the Company intends for its risk management policy to be comprehensive, there are inherent risks which may be only partially offset by the Company's program should there be unfavorable movements in either foreign exchange or interest rates.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a securities class action lawsuit involving MIPS Computer Systems, Inc., which the Company acquired in June 1992. The MIPS case, which was filed in the U.S. District Court for the Northern District of California in 1992, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In September 1996, the U.S. Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in June 1994. In October 1997, the defendants' petition for review by the U.S. Supreme Court was denied. The Company believes it has good defenses to the claims alleged in this lawsuit and is defending it vigorously.

The Company also is defending a securities class action lawsuit involving Alias Research Inc., which the Company acquired in June 1995. The Alias case, which was filed in the U.S. District Court for the District of Connecticut in 1991, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. Plaintiffs may decide to appeal this decision. The Company believes it has good defenses to the claims alleged in this lawsuit and is defending it vigorously.

The Company also is defending a patent infringement lawsuit filed by Martin Marietta Corp. in the U.S. District Court for the Middle District of Florida in September 1995. The Company has filed a counterclaim seeking to invalidate the principal patent at issue in the lawsuit and the U.S. Patent and Trademark Office is re-examining the patent at Martin Marietta's request. The Company's motion for summary judgment is pending with the District Court. A trial date for the lawsuit has been set for February 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on October 29, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Robert R. Bishop, Robert A. Lutz, and James A. McDivitt were re-elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are C. Richard Kramlich, Edward
         R. McCracken, Lucille Shapiro, Robert B. Shapiro, Allen F. Jacobson, and James G. Treybig.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

         1. To elect three Class II Directors of the Company to serve for a three-year term.

              ROBERT R. BISHOP:

              For:  158,815,767        Withheld:  2,438,509

              ROBERT A. LUTZ:

              For:  158,661,470        Withheld:  2,121,942

              JAMES A. MCDIVITT:

              For:  158,815,635        Withheld:  2,438,641

         2. To ratify the appointment of Ernst & Young LLP, as independent auditors of the Company for the fiscal year ending June 30, 1998.

              For:  160,421,276        Against:  406,122       Abstain:  426,878

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.37 Two promissory notes dated October 31, 1997 issued to the Company by Robert H. Ewald.

    11.1   Statement of Computation of Per Share Earnings.

    27.1 Financial Data Schedule.

(b) Reports on Form 8-K.

    A current report on Form 8-K dated August 7, 1997 was filed with the Securities and Exchange Commission (the "SEC)" to report under Item 5 of that Form the press release issued to the public on July 24, 1997 regarding the Company's fourth quarter results.

    A current report on Form 8-K dated October 6, 1997 was filed with the SEC to report under Item 5 of that Form the press release issued to the public on October 6, 1997 regarding the Company's expected first quarter results.

    A current report on Form 8-K dated October 10, 1997 was filed with the SEC to report under Item 9 of that Form the issuance of securities pursuant to Regulation S in connection with the acquisition of ParaGraph International, Inc.

    A current report on Form 8-K dated October 31, 1997 was filed with the SEC to report under Item 5 of that Form the press release issued to the public on October 27, 1997 regarding the Company's first quarter results and the press releases issued to the public on October 29, 1997 regarding the intention of the Company's chairman and chief executive officer to resign once a successor is named, the Company's restructuring program and certain other senior management changes.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 13, 1997              SILICON GRAPHICS, INC.
                                              a Delaware corporation


                                       By:     William M. Kelly
                                          ------------------------------------
                                               William M. Kelly
                                               Senior Vice President
                                               (Principal Financial Officer)



                                      By:      Dennis P. McBride
                                         -------------------------------------
                                               Dennis P. McBride
                                               Senior Vice President
                                               (Principal Accounting Officer)

                            SILICON GRAPHICS, INC.

                              INDEX TO EXHIBITS

Exhibit    Description
-------    -----------

  10.37 Two promissory notes dated October 31, 1997 issued to the Company by Robert H. Ewald.

  11.1     Statement of Computation of Per Share Earnings

  27.1     Financial Data Schedule