Form 10-Q
period 1997-12-31
SILICON GRAPHICS INC /CA/
filed 1998-02-17
CIK 802301

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


(Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934.
     For the quarterly period ended DECEMBER 31, 1997.
or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from            to            .

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



                                   (650) 960-1980
                (Registrant's telephone number, including area code)

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

        As of January 30, 1998 there were 187,746,249 shares of Common Stock outstanding.

                               SILICON GRAPHICS, INC.
                           QUARTERLY REPORT ON FORM 10-Q

                                 TABLE OF CONTENTS

                                                                       PAGE NO.
                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets................................3

          Condensed Consolidated Statements of Operations......................4

          Condensed Consolidated Statements of Cash Flows......................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition.....................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................16

Item 2.   Changes in Securities and use of Proceeds...........................16

Item 6.   Exhibits and Reports on Form 8-K....................................16

Signatures....................................................................17

Index to Exhibits.............................................................18




TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, IRIX and Onyx are registered trademarks and O2, Octane, Origin and Onyx2 are trademarks of Silicon Graphics, Inc. in the United States and other countries. MIPS is a registered trademark of MIPS Technologies, Inc. and CRAY is a registered trademark of Cray Research, Inc. in the United States and other countries. UNIX is a registered trademark of The Open Group in the United States and other countries. Windows NT is either a registered trademark or a trademark of Microsoft Corporation in the United States and other countries. Other products and company names mentioned in this report may be the trademarks of their respective owners.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SILICON GRAPHICS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                       December 31,   June 30,
                                                          1997         1997(1)
                                                          ----         ----
                                                       (unaudited)
ASSETS
------
Current assets:

   Cash and cash equivalents. . . . . . . . . . .   $   432,557    $   227,222
   Short-term marketable investments. . . . . . .       197,754         60,109
   Accounts receivable, net . . . . . . . . . . .       722,305      1,131,647
   Inventories. . . . . . . . . . . . . . . . . .       521,696        628,064
   Prepaid expenses and other current assets. . .       247,276        268,552
                                                    -----------    -----------
      Total current assets. . . . . . . . . . . .     2,121,588      2,315,594

Other marketable investments. . . . . . . . . . .        24,331         86,961

Property and equipment, net . . . . . . . . . . .       518,842        525,452

Other assets. . . . . . . . . . . . . . . . . . .       483,314        416,585
                                                    -----------    -----------
                                                    $ 3,148,075    $ 3,344,592
                                                    -----------    -----------
                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

   Accounts and notes payable . . . . . . . . . .  $    162,627   $    303,647
   Other current liabilities. . . . . . . . . . .       738,561        782,559
                                                    -----------    -----------
      Total current liabilities . . . . . . . . .       901,188      1,086,206

Long-term debt and other. . . . . . . . . . . . .       408,559        419,144

Total stockholders' equity. . . . . . . . . . . .     1,838,288      1,839,242
                                                    -----------    -----------
                                                    $ 3,148,075    $ 3,344,592
                                                    -----------    -----------
                                                    -----------    -----------

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


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SILICON GRAPHICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share amounts)


                                                            Three Months                            Six Months
                                                         Ended December 31,                     Ended December 31,
                                                  ------------------------------       ---------------------------------
                                                       1997              1996                1997               1996
                                                       ----              ----                ----               ----
Product and other revenue. . . . . . . . . . . . .$  697,100          $  682,809        $  1,317,796        $  1,306,222
Service revenue. . . . . . . . . . . . . . . . . .   153,665             142,503             300,962             284,692
                                                  ----------          ----------        ------------        ------------
   Total revenue . . . . . . . . . . . . . . . . .   850,765             825,312           1,618,758           1,590,914

Costs and expenses:
  Cost of product and other revenue. . . . . . . .   393,219             376,397             744,879             749,357
  Cost of service revenue. . . . . . . . . . . . .    85,772              80,540             172,035             158,275
  Research and development . . . . . . . . . . . .   117,113             124,094             233,467             232,373
  Selling, general and administrative. . . . . . .   251,262             254,348             512,683             486,515
  Restructuring charges. . . . . . . . . . . . . .    52,553                   -              52,553                   -
  Write-off of acquired in-process technology
   and merger-related expenses . . . . . . . . . .       176               2,331              19,277               5,165
                                                  ----------          ----------        ------------        ------------
    Total costs and expenses . . . . . . . . . . .   900,095             837,710           1,734,894           1,631,685
                                                  ----------          ----------        ------------        ------------

Operating loss . . . . . . . . . . . . . . . . . .   (49,330)            (12,398)           (116,136)            (40,771)

Interest and other income (expense), net . . . . .     1,538              (1,397)               (769)             (2,215)
                                                  ----------          ----------        ------------        ------------
Loss before income taxes . . . . . . . . . . . . .   (47,792)            (13,795)           (116,905)            (42,986)

Income tax benefit . . . . . . . . . . . . . . . .   (16,313)             (1,006)            (29,888)             (8,596)
                                                  ----------          ----------        ------------        ------------
Net loss . . . . . . . . . . . . . . . . . . . . .   (31,479)            (12,789)            (87,017)            (34,390)

Preferred stock dividend requirement . . . . . . .      (131)               (131)               (262)               (262)
                                                  ----------          ----------        ------------        ------------
Net loss available to common stockholders. . . . .$  (31,610)         $  (12,920)         $  (87,279)         $  (34,652)
                                                  ----------          ----------        ------------        ------------
                                                  ----------          ----------        ------------        ------------

Net loss per common share - basic and diluted. . .  $  (0.17)           $  (0.07)           $  (0.47)           $  (0.20)
                                                  ----------          ----------        ------------        ------------
                                                  ----------          ----------        ------------        ------------

Common shares outstanding - basic and diluted. . .   187,874             174,926             185,017             173,950
                                                  ----------          ----------        ------------        ------------
                                                  ----------          ----------        ------------        ------------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SILICON GRAPHICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                   (In thousands)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                         1997           1996
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . .     $ (87,017)     $ (34,390)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .       154,314        187,567
   Write-off of acquired in-process technology. .        16,900             --
   Other. . . . . . . . . . . . . . . . . . . . .         1,504          4,101
   Changes in operating assets and liabilities
   (net of effects of ParaGraph acquisition):
      Accounts receivable . . . . . . . . . . . .       410,170        145,329
      Inventories . . . . . . . . . . . . . . . .        86,876       (126,430)
      Accounts payable. . . . . . . . . . . . . .       (97,946)        (9,232)
      Other assets and liabilities. . . . . . . .       (38,998)        19,936
                                                      ---------      ---------
         Total adjustments. . . . . . . . . . . .       532,820        221,271
                                                      ---------      ---------
      Net cash provided by operating activities .       445,803        186,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . .       (89,258)      (117,041)
Increase in other assets. . . . . . . . . . . . .       (72,569)       (48,702)
Acquisition of Paragraph, net of cash acquired. .           831             --
Available-for-sale investments:
   Purchases. . . . . . . . . . . . . . . . . . .       (77,518)        (6,023)
   Sales. . . . . . . . . . . . . . . . . . . . .         3,000         16,222
   Maturities . . . . . . . . . . . . . . . . . .            --         38,706
                                                      ---------      ---------
   Net cash used in investing activities. . . . .      (235,514)      (116,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt. . . . . . . . . . . . . . . . .        10,822         63,609
Payments of debt principal. . . . . . . . . . . .       (55,319)      (140,249)
Sale of common stock. . . . . . . . . . . . . . .        65,707         41,513
Purchase of common stock. . . . . . . . . . . . .       (25,902)            --
Cash dividends - preferred stock. . . . . . . . .          (262)          (262)
                                                      ---------      ---------
   Net cash used in financing activities. . . . .        (4,954)       (35,389)
                                                      ---------      ---------

Net increase in cash and cash
   equivalents. . . . . . . . . . . . . . . . . .       205,335         34,654
Cash and cash equivalents at beginning of period.       227,222        257,080
                                                      ---------      ---------
Cash and cash equivalents at end of period. . . .     $ 432,557      $ 291,734
                                                      ---------      ---------
                                                      ---------      ---------


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

2.   BUSINESS COMBINATIONS.

On September 30, 1997, the Company completed its acquisition of ParaGraph International, Inc. ("ParaGraph"), a software company, in exchange for cash and shares of the Company's common stock for an aggregate purchase price of approximately $50 million, including direct acquisition costs. The Company accounted for the acquisition using the purchase method. The purchase price was allocated based on an independent valuation. The following is a summary of the purchase price allocation (in millions):

     Completed product technology . . . . . . . . . . . . . . . . . . . .    $  3.6
     Assembled workforce. . . . . . . . . . . . . . . . . . . . . . . . .       1.1
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33.9
     Other liabilities, net . . . . . . . . . . . . . . . . . . . . . . .      (5.5)
     Acquired in-process technology . . . . . . . . . . . . . . . . . . .      16.9
                                                                             ------
                                                                             $ 50.0
                                                                             ------
                                                                             ------

3.   INVENTORIES.
     (in thousands)

                                             December 31, 1997    June 30, 1997
                                             -----------------    -------------
     Components and subassemblies                  $ 210,407        $ 235,492
     Work-in-process                                 144,633          235,426
     Finished goods                                   78,849           74,519
     Marketing                                        87,807           82,627
                                                   ---------        ---------
     Total inventories                             $ 521,696        $ 628,064
                                                   ---------        ---------
                                                   ---------        ---------

4.   PROPERTY AND EQUIPMENT.
     (in thousands)

                                                December 31, 1997    June 30, 1997
                                                -----------------    -------------
     Property and equipment, at cost                 $ 945,859         $ 940,695
     Accumulated depreciation and amortization        (427,017)         (415,243)
                                                      ---------        ---------
     Net property and equipment                       $ 518,842        $ 525,452
                                                      ---------        ---------
                                                      ---------        ---------


5.   RESTRUCTURING CHARGES.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. The Company's restructuring activity in the second quarter consisted primarily of eliminating approximately 800 positions, writing down operating assets, vacating leased facilities and canceling contracts. These actions resulted in an initial charge of $53 million, of which approximately $39 million in cash expenditures and $14 million in non-cash charges were recorded through December 31, 1997. The Company expects that the remaining $32 million accrued balance at December 31, 1997 will result in cash expenditures of approximately $29 million over the next 6 months and will be financed through current working capital. The Company anticipates that there will be further charges during the remainder of fiscal 1998 as it completes its restructuring program.

The following table depicts the restructuring activity through December 31, 1997:

(in thousands)

                                      Total             Spending/          Balance at
Category                      Restructuring Charge       Charges       December 31, 1997
-----------------------------------------------------------------------------------------
Severance and related charges      $  37,828          $  (14,548)          $  23,280
Operating asset reserves               5,887              (2,699)              3,188
Canceled contracts                     3,967              (2,435)              1,532
Vacated facilities                     3,453                 (86)              3,367
Other                                  1,418                (642)                776
                                   ---------           ---------           ---------
                                   $  52,553           $ (20,410)          $  32,143
                                   ---------           ---------           ---------
                                   ---------           ---------           ---------

6.   EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                              Three Months Ended                      Six Months Ended
                                                                          December 31,                          December 31,
                                                                ---------------------------          -----------------------------
                                                                    1997           1996                1997                1996
                                                                    ----           ----                ----                ----
NUMERATOR:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . .     $  (31,479)      $  (12,789)         $  (87,017)       $  (34,390)

   Preferred stock dividends. . . . . . . . . . . . . . . .           (131)            (131)               (262)             (262)
                                                                ----------       ----------           ---------         ---------
   Numerator for basic and diluted earnings per
      share - net loss available to common shareholders . .     $  (31,610)      $  (12,920)         $  (87,279)       $  (34,652)
                                                                ----------       ----------           ---------         ---------
                                                                ----------       ----------           ---------         ---------

DENOMINATOR:

   Denominator for basic and diluted earnings per
      share - weighted-avarage shares . . . . . . . . . . .        187,874          174,926             185,017           173,950
                                                                ----------       ----------           ---------         ---------
                                                                ----------       ----------           ---------         ---------

Net loss per common share - basic and diluted . . . . . . .       $  (0.17)        $  (0.07)           $  (0.47)         $  (0.20)
                                                                ----------       ----------           ---------         ---------
                                                                ----------       ----------           ---------         ---------

Potentially dilutive securities excluded from
   computations because they are anti-dilutive. . . . . . .         10,096           16,585              13,923            33,412
                                                                ----------       ----------           ---------         ---------
                                                                ----------       ----------           ---------         ---------


7.   STOCK REPURCHASE PROGRAM.

On November 14, 1997, the Company announced that its board of directors had extended the stock repurchase program originally authorized in October 1995. The Company originally planned to purchase seven million shares of its common stock under the plan through June 1998. The modified plan permits the purchase of up to 12.5 million shares, either in the open market or in private or option transactions through June 1999. The Company has purchased approximately 4.5 million shares since the commencement of the repurchase program in 1995 at an average price of approximately $23.00 per share. This includes approximately 2 million shares purchased in the quarter ended December 31, 1997 in open market transactions. The Company also has the right through call option contracts to purchase up to 3.5 million shares of its common stock through October 1998. The repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes.

8.   CONTINGENCIES.

The information set forth in Item 1 of Part II of this Quarterly Report is incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Risks That Affect Our Business." The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
-------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                                          Three Months                    Six Months
                                                         Ended Dec. 31,                 Ended Dec. 31,
                                                     -----------------------      ------------------------
                                                       1997           1996           1997           1996
                                                       ----           ----           ----           ----
Product and other revenue . . . . . . . . . . . .     81.9%          82.7%          81.4%          82.1%
Service revenue . . . . . . . . . . . . . . . . .     18.1           17.3           18.6           17.9
                                                     -----          -----          -----          -----
Total revenue . . . . . . . . . . . . . . . . . .    100.0%         100.0%         100.0%         100.0%

Gross margin. . . . . . . . . . . . . . . . . . .     43.7           44.6(1)        43.4           42.9(2)

Research and development. . . . . . . . . . . . .     13.8           15.0           14.4           14.6
Selling, general and  administrative. . . . . . .     29.5           30.8           31.7           30.6
Restructuring charges . . . . . . . . . . . . . .      6.2             --            3.2             --
Write-off of acquired in-process technology
   and merger-related expenses. . . . . . . . . .       --            0.3            1.2            0.3
                                                     -----          -----          -----          -----
Operating loss. . . . . . . . . . . . . . . . . .     (5.8)          (1.5)          (7.2)          (2.6)

Interest and other expense, net . . . . . . . . .       .2           (0.2)            --           (0.1)
                                                     -----          -----          -----          -----
Loss before income taxes. . . . . . . . . . . . .     (5.6)          (1.7)          (7.2)          (2.7)

Benefit for income taxes. . . . . . . . . . . . .     (1.9)          (0.1)          (1.8)          (0.5)
                                                     -----          -----          -----          -----
Net loss. . . . . . . . . . . . . . . . . . . . .     (3.7)%         (1.5)%         (5.4)%         (2.2)%
                                                     -----          -----          -----          -----
                                                     -----          -----          -----          -----

________
(1) 46.4% before the effects of Cray Research purchase accounting adjustments.
(2) 45.0% before the effects of Cray Research purchase accounting adjustments.


REVENUE BY GEOGRAPHY
-------------------------------------------------------------------------------

                                        Three Months                                Six Months
                                        Ended Dec. 31,           Year             Ended Dec. 31,               Year
                                  -----------------------       /Year         ---------------------           /Year
($ in millions)                     1997           1996         Change          1997           1996           Change
                                    ----           ----         ------          ----           ----           ------
United States                     $  413         $  419            (1)%        $  815         $  848            (4)%
Europe                               259            232             12%           450            411             9%
Rest of World                        179            174              3%           354            332             7%
                                  ------         ------            ---         ------         ------           ---
Total revenue                     $  851         $  825              3%        $1,619         $1,591             2%
                                  ------         ------            ---         ------         ------           ---
                                  ------         ------            ---         ------         ------           ---

-------------------------------------------------------------------------------
(as a percentage of total revenue)

                                           Three Months                 Six Months
                                         Ended Dec. 31,                Ended Dec. 31,
                                     -------------------           -------------------
                                     1997           1996           1997           1996
                                     ----           ----           ----           ----
United States                         49%            51%            50%            53%
Europe                                30%            28%            28%            26%
Rest of World                         21%            21%            22%            21%


REVENUE BY PRODUCT LINE
-------------------------------------------------------------------------------
(as a percentage of product revenue, excluding other revenue)

                                                             Three Months       Six Months
                                                            Ended Dec. 31,     Ended Dec. 31,
                                                           ---------------     ---------------
                                                           1997      1996      1997      1996
                                                           ----      ----      ----      ----
Servers (primarily from the CRAY-Registered Trademark-
and Origin-TM-families)                                     51%       46%       50%       47%

Graphics Systems (primarily from the O2-TM-, Octane-TM-
and Onyx2-TM- families)                                     49%       54%       50%       53%


REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, fees and royalty payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenue for the second quarter and first six months of fiscal 1998 of $851 million and $1,619 million, respectively, increased slightly compared with revenue of $825 million and $1,591 million, respectively, for the corresponding periods of fiscal 1997. Revenue growth in Europe was 12% as compared to the same quarter a year ago, or 22% in local currency. The Asian economic crisis accounted for significant year to year reductions in the Company's business in Korea and certain Southeast Asian markets, but did not have the same effect in Japan, which accounts for most of the Company's Asian revenue. As the Asian crisis continues, the Company expects that the Japanese market will reflect regional conditions to a greater extent than was evident in the second quarter.

Product revenue for the Company's servers for the second quarter and first six months of fiscal 1998 increased 11% and 5%, respectively, compared with the same periods a year ago, reflecting year over year increases in the Origin server product line offset by a decline in the Cray supercomputer business. Product revenue for the Company's graphics systems for the second quarter and first six months of fiscal 1998 declined 9% and 7%, respectively, compared with the same periods a year ago. The decline in graphics systems revenue reflected the highly competitive environment in the shrinking UNIX workstation market. The Company believes that the declines in the UNIX workstation and vector supercomputer markets are long-term trends, and that its future success will require that a larger proportion of its revenues come from growing markets.

The Company's consolidated backlog at December 31, 1997 was $393 million, down slightly from backlog of $398 million at September 30, 1997.

GROSS MARGIN. Gross margin of 43.7% and 43.4% for the second quarter and first six months of fiscal 1998, respectively, decreased compared with gross margin of 44.6% and 42.9%, respectively, for the corresponding periods of fiscal 1997. Gross margin for the second quarter and first six months of fiscal 1997 would have been 46.4% and 45.0%, respectively, without purchase accounting adjustments related to acquired Cray Research inventory and service contracts of approximately $14 million and $33 million, respectively. Excluding the impact of purchase accounting adjustments, gross margins were down primarily due to competitive pricing pressures for both graphics systems and servers. The Company believes it will continue to experience margin pressure, particularly in UNIX graphics systems products, for the foreseeable future.

OPERATING EXPENSES (EXCLUDING RESTRUCTURING CHARGES). Operating expenses for the second quarter of fiscal 1998 declined 3% compared with the same period a year ago and decreased from 45.9% to 43.3% as a percentage of revenue. The decrease in absolute dollars resulted from a concerted effort to control spending through more focused project management and a reduction in administrative expenses. Operating expenses for the first six months of fiscal 1998 increased 4% compared with the same period a year ago and increased from 45.2% to 46.1% as a percentage of revenue principally due to the significant revenue shortfall in the first quarter of fiscal 1998. The Company's operating expenses as a proportion of revenue continues to be well above acceptable levels, and will need to be addressed through a combination of continuing expense management and revenue growth.

The Company acquired ParaGraph during the first quarter of fiscal 1998. As a result, approximately $17 million of acquired in-process technology was written off in the first quarter. Merger-related expenses in fiscal 1998 relate to the acquisitions of ParaGraph and Cray Research. Expenses related to these mergers are not expected to be significant for the remainder of fiscal 1998.

RESTRUCTURING CHARGES. The restructuring charges for the second quarter of fiscal 1998 consist principally of severance and related charges, as well as asset write-downs and lease and other contract cancelation charges. The Company anticipates that there will be further charges during the remainder of fiscal 1998 as it completes its restructuring program. For more information, see Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

OTHER OPERATING RESULTS. Interest and other income (expense), net for the second quarter of fiscal 1998 was $1.5 million compared with $(1.4) million for the second quarter of fiscal 1997. The $2.9 million improvement primarily reflects higher interest income attributable to much higher invested cash balances for the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997. Interest and other income (expense), net for the first six months of fiscal 1998 was $(.8) million compared with $(2.2) million for the first six months of fiscal 1997. The $1.4 million improvement primarily reflects higher interest income attributable to much higher invested cash balances and decreased interest expense due to lower average short-term borrowings. Also included in the six month period are one-time charges related to fees incurred in connection with the Company's exchange of its newly issued Senior Convertible Notes for its existing Zero Coupon Debentures during the first quarter of fiscal 1998, as well as the write-off of an investment.

TAXES. The Company's effective tax rate for the first six months of both fiscal 1998 and 1997 was 20%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology in the first quarter of fiscal 1998, and the 38% tax benefit resulting from the $53 million restructuring charge in the second quarter of fiscal 1998. The Company revised its projected effective tax rate during the second quarter of both fiscal 1998 and 1997 from 26% to 20%, and accordingly, the taxes provided in the second quarter of each fiscal year reflect an adjustment to the first quarter. The lower effective tax rate of 20% is primarily attributable to the reinstatement of the U.S. federal research tax credit and to proportionately higher earnings in low tax foreign jurisdictions. No provision for residual federal taxes has been made on accumulated undistributed earnings of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations.

FINANCIAL CONDITION

At December 31, 1997, cash and cash equivalents and marketable investments totaled $655 million, up from $374 million at June 30, 1997. Operating activities generated $446 million during the first six months of fiscal 1998 compared with $187 million during the first six months of fiscal 1997. Despite the net loss during the first six months of fiscal 1998, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable due in part to shorter collection cycles, as well as the effect of charges that did not use cash, including a $17 million write-off of acquired in-process technology related to the acquisition of ParaGraph. Investing activities, other than changes in the Company's marketable investments, consumed $162 million in cash during the first six months of fiscal 1998, principally for the acquisition of capital equipment and spare parts in support of the Company's service organization. The principal financing activities during the first six months of fiscal 1998 included repayment of $45 million in short-term borrowings and the use of $26 million to repurchase shares of the Company's common stock, offset in part by proceeds from employee stock purchase plan issuances and employee stock option exercises.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. For more information, see Note 5 of the Notes to Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. The remaining restructuring charges will be funded through current working capital.

As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $655 million and up to $250 million available under its three-year revolving credit facility. The Company believes that these principal sources of liquidity along with cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

BUSINESS TRANSITION. Two of the principal market sectors in which the Company competes -- UNIX workstations and vector supercompters -- have declined over the past year, and the Company believes that these declines represent long-term trends. The Company's goal is to increase its market share in these sectors and to transition an increasing proportion of its revenues to growing markets, including Windows NT workstations and UNIX-based scalable servers such as the Company's Origin server product family. The Company's ability to grow its revenue over the next several quarters will largely depend on the extent to which growth in the Origin family and (beginning in fiscal 1999) Windows NT workstation products compensates for the expected decline in the other market sectors.

DESKTOP SYSTEM STRATEGY. The Company has under development a desktop system that will be based upon Intel microprocessors and the Windows NT operating system. There can be no assurance that this system will be introduced. In any event the system will not account for any material revenues in fiscal 1998. Success in this market segment will require that the Company adapt to the very different requirements of this higher volume, lower margin market, including lower-cost manufacturing and distribution, marketing to a broader audience in markets that could extend beyond the Company's traditional markets, and new approaches to customer interface and support. The Company will also be required to maintain and extend its customer franchise through a complex product transition and to support a product line including multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX/MIPS-based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product. The Company believes that its future success will depend in significant part on its making the right strategic choices in this market segment and on executing its strategy effectively.

MANAGEMENT TRANSITION. The Company announced on January 23, 1998 that Richard E. Belluzzo has been named Chairman and Chief Executive Officer, succeeding Edward R. McCracken who had previously announced his intention to step down. Although the Company has begun to fill key leadership positions, other key positions, including the chief financial officer and the leadership role in the Company's sales organization, have not yet been filled. Continued uncertainties surrounding the remaining key leadership positions may adversely affect the Company's ability to execute effectively and may also affect customers' buying decisions.

RESTRUCTURING PROGRAM. In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. The Company is seeking to reduce costs in ways that will not have a material impact on revenue levels, but there can be no assurance that these goals will be achieved.

PERIOD TO PERIOD FLUCTUATIONS. The Company's operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for certain supercomputer and large-scale server products. Well over half of each quarter's revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Demand can also be adversely affected by product and technology transition announcements by the Company or its competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

YEAR 2000 COMPLIANCE. Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the year 2000 readiness of the systems used in the operation of its business, many of which are provided by outside suppliers, and the compliance of the computer products and related software, including operating system software, sold by the Company to its customers. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, including a new release of its IRIX operating system, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, or that the new version of the operating system will be implemented by all of the Company's customers. The Company's inability to implement such changes could have an adverse effect on future results of operations.

COMPETITION. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of the Company's competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

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

EXPORT REGULATION. The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Department of Commerce is currently investigating the Company's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia in fiscal 1997. The Company believes that this matter will be resolved without a significant adverse effect on the Company's business. However, there is no assurance that this matter will not have an unforeseen outcome that could impair the conduct of the Company's business outside the United States.

The Company's international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of the Company's products.

INTELLECTUAL PROPERTY. The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available on terms that the Company considers reasonable, or that litigation will ensue. The Company currently has patent infringement lawsuits pending against it. The Company expects that, as the number of hardware and software patents issued continues to increase, and as competition in the markets addressed by the Company intensifies, the volume of these intellectual property claims will also increase.

EMPLOYEES. The Company's success depends on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The current uncertainties surrounding the Company have increased the challenges of retaining world-class talent.

BUSINESS DISRUPTION. The Company's corporate headquarters, including most of its research and development operations and manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake. The Company is not insured for most losses and business interruptions of this kind.

GLOBAL FINANCIAL MARKET RISKS. The Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates and interest rates. The Company's hedging policy attempts to reduce some of these risks, based on management's best judgment of the appropriate tradeoffs among risk, opportunity and expense. The Company regularly reviews its overall hedging policies, and it continually monitors its hedging activities to ensure that they are consistent with the Company's policy and are appropriate and effective in light of changing market conditions. Management may as part of this review determine at any time to change its hedging policies. No such policy can be comprehensive, and the Company remains subject to risks that cannot be hedged effectively, especially in periods of high volatility.

Because a significant portion of the Company's revenue is from sales outside the United States, and many key components are produced outside the United States, the Company's results can be significantly affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company is primarily exposed to changes in exchange rates on the German mark, British pound, Japanese yen, French franc, and Korean won. When the U.S. dollar strengthens against these currencies, the value (as expressed in U.S. dollars) of non-U.S. dollar-based sales and costs decrease. In the second quarter of fiscal 1998 for example, a sharp decline in the value of the Korean won adversely affected the Company's revenues from that country and made hedging prohibitively expensive. The opposite happens when the U.S. dollar weakens. Because the Company is a net receiver of currencies other than the U.S. dollar, it benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, a strengthening of the U.S. dollar tends to affect negatively the Company's revenue and gross margins.

Countries in the Asia Pacific region, including Japan, which accounts for a significant proportion of the Company's business in that region, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a defendant in the following putative class action lawsuits filed in the U.S. District Court for the Northern District of California in December 1997 and January 1998: RONALD L. REISER, ET. AL. V. SILICON GRAPHICS, INC., ET. AL., PHILIP ZOVE, ET. AL. V. SILICON GRAPHICS, ET. AL., JOANNA KERR, ET. AL. V. SILICON GRAPHICS, ET. AL., RAYMOND ALLARD ET. AL.
V. SILICON GRAPHICS, ET. AL., and DAVID CHIU, ET. AL. V. SILICON GRAPHICS, ET. AL. These lawsuits are identical and will likely be consolidated. The Company has also been named in two putative class action lawsuits filed in the California Superior Court for the County of Santa Clara in December, 1997 and January, 1998: RALPH SCALISE ET. AL. V. SILICON GRAPHICS, ET. AL., and JACK FISHBAUM ET. AL. V. SILICON GRAPHICS, ET. AL. Certain current and former executive officers of the Company are also named as defendants in the state and federal suits. The plaintiffs in all lawsuits purport to represent a class of all persons who purchased the Company's common stock between July 24 and October 6, 1997 (the "Class Period"). The complaints in these actions allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the Class Period. The Company believes it has good defenses to the claims alleged in these lawsuits and is defending itself vigorously against these actions.

The Company is also defending a patent infringement lawsuit filed by Martin Marietta Corp. in the U.S. District Court for the Middle District of Florida in September 1995. The Company has filed a counterclaim seeking to invalidate the principal patent at issue in the lawsuit and the U.S. Patent and Trademark Office is re-examining the patent at Martin Marietta's request. The Company's motion for summary judgment is pending with the District Court. A trial date for the lawsuit is currently set for August 1998.

ITEM 2(c).  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 1997, the Company issued 2,934,447 shares (the "Shares") of its common stock, par value $0.001 per share, in a private placement to the stockholders of ParaGraph International, Inc. ("ParaGraph") as consideration for the Company's acquisition of all of the outstanding equity securities of ParaGraph pursuant to an agreement and plan of merger and reorganization dated as of May 14, 1997, as amended, among the Company, ParaGraph, ParaGraph Acquisition Corporation and certain stockholders of ParaGraph. As described in the Company's current report on Form 8-K dated October 10, 1997, 367,232 of the Shares were issued to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act") and the remainder of the shares of Common Stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.7 Form of Employment Continuation Agreement entered into by the Company with its executive officers, as amended and restated as of November 14, 1997.

     10.38 Form of Agreement entered into by the Company with its executive officers, dated as of November 14, 1997.

     10.39 Agreement dated as of December 31, 1997 between the Company and Edward R. McCracken

     10.40 Agreement dated as of January 22, 1998 between the Company and Richard E. Belluzzo.

     27.1      Financial Data Schedule.

(b)  Reports on Form 8-K.

     A current report on Form 8-K dated November 17, 1997 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 5 of that Form the press release issued to the public on November 17, 1997 regarding the Company's stock repurchase program.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 13, 1998     SILICON GRAPHICS, INC.
                              a Delaware corporation


                              By:       William M. Kelly
                                        ------------------------------
                                        William M. Kelly
                                        Senior Vice President
                                        (Principal Financial Officer)



                              By:       Ron Curtola, Jr.
                                        ------------------------------
                                        Ron Curtola, Jr.
                                        (Acting Principal Accounting Officer)

                                SILICON GRAPHICS, INC.

                                  INDEX TO EXHIBITS

EXHIBIT        DESCRIPTION

     10.7 Form of Employment Continuation Agreement entered into by the Company with its executive officers, as amended and restated as of November 14, 1997.

     10.38 Form of Agreement entered into by the Company with its executive officers, dated as of November 14, 1997.

     10.39 Agreement dated as of December 31, 1997 between the Company and Edward R. McCracken

     10.40 Agreement dated as of January 22, 1998 between the Company and Richard E. Belluzzo

     27.1      Financial Data Schedule