Form 10-Q
period 1998-03-31
SILICON GRAPHICS INC /CA/
filed 1998-05-15
CIK 802301

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
        Exchange Act of 1934.
        For the quarterly period ended MARCH 31, 1998.
or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from _________ to __________.


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


As of April 30, 1998 there were 188,789,157 shares of Common Stock outstanding.

                            SILICON GRAPHICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets.........................................  3

           Condensed Consolidated Statements of Operations...............................  4

           Condensed Consolidated Statements of Cash Flows...............................  5

           Notes to Condensed Consolidated Financial Statements..........................  6

Item 2.    Management's Discussion and Analysis
           of Results of Operations and Financial Condition.............................. 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................... 17


                          PART II - OTHER INFORMATION

Item 5.    Other Information............................................................. 18

Item 6.    Exhibits and Reports on Form 8-K.............................................. 18

Signatures............................................................................... 19

Index to Exhibits........................................................................ 20



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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SILICON GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                March 31,      June 30,
                                                   1998        1997(1)
                                               ------------  ------------
                                               (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents..................   $  514,693    $  227,222
  Short-term marketable investments..........      265,938        60,109
  Accounts receivable, net...................      614,557     1,131,647
  Inventories................................      416,417       628,064
  Prepaid expenses and other current assets..      234,494       268,552
                                                ----------    ----------
     Total current assets....................    2,046,099     2,315,594

Other marketable investments.................           --        86,961

Property and equipment, net..................      527,538       525,452

Other assets.................................      451,277       416,585
                                                ----------    ----------
                                                $3,024,914    $3,344,592
                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts and notes payable.................   $  199,540    $  303,647
  Other current liabilities..................      735,354       782,559
                                                ----------    ----------
     Total current liabilities...............      934,894     1,086,206

Long-term debt and other.....................      406,665       419,144

Total stockholders' equity...................    1,683,355     1,839,242
                                                ----------    ----------
                                                $3,024,914    $3,344,592
                                                ==========    ==========


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

                            SILICON GRAPHICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                   (In thousands, except per share amounts)

                                                                     Three Months                           Nine Months
                                                                    Ended March 31,                        Ended March 31,
                                                             -----------------------------          ---------------------------
                                                                  1998            1997                   1998          1997
                                                             --------------  -------------          -------------  ------------

Product and other revenue..............................          $ 552,385        $768,673            $1,870,181       $2,074,895
Service revenue........................................            155,906         140,697               456,868          425,389
                                                                 ---------        --------            ----------       ----------
  Total revenue........................................            708,291         909,370             2,327,049        2,500,284

Costs and expenses:
  Cost of product and other revenue....................            415,222         435,695             1,160,101        1,185,052
  Cost of service revenue..............................             89,060          81,597               261,095          239,872
  Research and development.............................            111,975         121,532               345,442          353,905
  Selling, general and administrative..................            250,917         254,086               763,600          740,601
  Restructuring charges................................             43,795               -                96,348                -
  Merger-related charges...............................               (402)          2,482                18,875            7,647
                                                                 ---------        --------            ----------       ----------
     Total costs and expenses..........................            910,567         895,392             2,645,461        2,527,077
                                                                 ---------        --------            ----------       ----------

Operating (loss) income................................           (202,276)         13,978              (318,412)         (26,793)

Interest and other income (expense), net...............               (267)         (2,156)               (1,036)          (4,371)
                                                                 ---------        --------            ----------       ----------
(Loss) income before income taxes......................           (202,543)         11,822              (319,448)         (31,164)

(Benefit) provision for income taxes...................            (49,974)          1,284               (79,862)          (7,312)
                                                                 ---------        --------            ----------       ----------
Net (loss) income......................................           (152,569)         10,538              (239,586)         (23,852)

Preferred stock dividend requirement...................               (131)           (131)                 (394)            (394)
                                                                 ---------        --------            ----------       ----------

Net (loss) income available to common stockholders.....          $(152,700)       $ 10,407            $ (239,980)      $  (24,246)
                                                                 =========        ========            ==========       ==========

Net (loss) income per common share - basic.............          $   (0.81)       $   0.06            $    (1.29)      $    (0.14)
                                                                 =========        ========            ==========       ==========

Net (loss) income per common share - assuming dilution.          $   (0.81)       $   0.06            $    (1.29)      $    (0.14)
                                                                 =========        ========            ==========       ==========

Common shares outstanding - basic......................            187,643         176,382               185,892          174,761
                                                                 =========        ========            ==========       ==========

Common shares outstanding - assuming dilution..........            187,643         184,555               185,892          174,761
                                                                 =========        ========            ==========       ==========


  The accompanying notes are an integral part of these financial statements.

                            SILICON GRAPHICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (In thousands)

                                                                               Nine Months Ended March 31,
                                                                              -----------------------------
                                                                                   1998           1997
                                                                              --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................      $(239,586)     $ (23,852)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Depreciation and amortization.............................................        230,816        278,103
  Write-off of acquired in-process technology...............................         16,900             --
  Write-off of goodwill and other...........................................         32,537         (7,730)
  Changes in operating assets and liabilities:
     Accounts receivable....................................................        517,918        117,191
     Inventories............................................................        181,059       (219,316)
     Accounts payable.......................................................        (60,221)        61,566
     Other assets and liabilities...........................................        (29,752)        27,855
                                                                                  ---------      ---------
     Total adjustments......................................................        889,257        257,669
                                                                                  ---------      ---------
  Net cash provided by operating activities.................................        649,671        233,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................       (148,903)      (179,807)
Increase in other assets....................................................        (86,200)       (75,644)
Acquisition of ParaGraph, net of cash acquired..............................            831             --
Available-for-sale investments:
  Purchases.................................................................       (181,948)        (6,023)
  Sales.....................................................................         28,000         16,222
  Maturities................................................................         35,222         44,258
                                                                                  ---------      ---------
  Net cash used in investing activities.....................................       (352,998)      (200,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................................         12,965         63,873
Payments of debt principal..................................................        (61,302)      (141,231)
Sale of common stock........................................................         70,792         53,082
Purchase of common stock....................................................        (31,263)            --
Cash dividends - preferred stock............................................           (394)          (394)
                                                                                  ---------      ---------
  Net cash used in financing activities.....................................         (9,202)       (24,670)
                                                                                  ---------      ---------

Net increase in cash and cash equivalents...................................        287,471          8,153
Cash and cash equivalents at beginning of period............................        227,222        257,080
                                                                                  ---------      ---------
Cash and cash equivalents at end of period..................................      $ 514,693      $ 265,233
                                                                                  =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest..................................................................      $  19,000      $   6,500
  Income taxes, net of refunds..............................................      $   7,400      $  17,900


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


2.  BUSINESS COMBINATION.

On September 30, 1997, the Company completed its acquisition of ParaGraph International, Inc. ("ParaGraph"), a software company, in exchange for cash and shares of the Company's common stock for an aggregate purchase price of approximately $50 million, including direct acquisition costs. The Company accounted for the acquisition using the purchase method. The purchase price was allocated based on an independent valuation and consisted principally of acquired in-process technology ($17 million) included in merger-related charges and goodwill ($34 million). For more information, see Note 5 below.


3.  INVENTORIES.
    (in thousands)


                                                             March 31, 1998    June 30, 1997
                                                             --------------    -------------
     Components and subassemblies                               $ 115,268       $ 235,492
     Work-in-process                                              140,829         235,426
     Finished goods                                                79,663          74,519
     Marketing                                                     80,657          82,627
                                                                ---------       ---------
     Total inventories                                          $ 416,417       $ 628,064
                                                                =========       =========


4.  PROPERTY AND EQUIPMENT.
    (in thousands)
                                                             March 31, 1998    June 30, 1997
                                                             --------------    -------------
     Property and equipment, at cost                            $ 945,099       $ 940,695
     Accumulated depreciation and amortization                   (417,561)       (415,243)
                                                                ---------       ---------
     Net property and equipment                                 $ 527,538       $ 525,452
                                                                =========       =========


5.  RESTRUCTURING CHARGES.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. The Company's restructuring activity in fiscal 1998 consisted primarily of eliminating approximately 1,000 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Through March 31, 1998, these actions have resulted in aggregate charges of $96 million, of which approximately $51 million have used or will use cash and $45 million were non-cash charges. The Company expects that the remaining $30 million accrued balance at March 31, 1998 will result in cash expenditures of approximately $25 million over the next six months and will be financed through current working capital. The Company anticipates that there will be further restructuring related charges during the remainder of fiscal 1998.

The following table depicts the fiscal 1998 restructuring activity through March 31, 1998:

                                                      Total             Spending       Balance at
Category                                       Restructuring Charges    /Charges      March 31, 1998
-------------------------------------------------------------------------------------------------------------
(in thousands)
Severance and related charges                           $46,554          $(28,193)         $18,361
Operating asset reserves                                 36,953           (32,755)           4,198
Canceled contracts                                        3,967            (2,416)           1,551
Vacated facilities                                        6,098              (626)           5,472
Other                                                     2,776            (2,610)             166
                                                        -------          --------          -------
                                                        $96,348          $(66,600)         $29,748
                                                        =======          ========          =======

As a result of strategic business decisions by management in the third quarter of fiscal 1998, operating asset reserves include a $31 million charge to write-off purchased intangibles and goodwill associated with the September 1997 acquisition of ParaGraph.

6.  EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended                    Nine Months Ended
                                                                       March 31,                             March 31,
                                                            --------------------------------      -------------------------------
(In thousands, except per share amounts)                          1998             1997                1998             1997
NUMERATOR:                                                  ----------------  --------------      ---------------  --------------
   Net (loss) income..........................................    $(152,569)       $ 10,538            $(239,586)       $(23,852)

   Preferred stock dividends..................................         (131)           (131)                (394)           (394)
                                                                  ---------        --------            ---------        --------

   Numerator for basic and diluted earnings per
     share - net (loss) income available to common
     shareholders.............................................    $(152,700)       $ 10,407            $(239,980)       $(24,246)
                                                                  =========        ========            =========        ========

DENOMINATOR:

   Denominator for basic earnings per
     share - weighted-average shares..........................      187,643         176,382              185,892         174,761

   Effect of dilutive securities:
     Stock options............................................           --           8,173                   --              --
                                                                  ---------        --------            ---------        --------

   Denominator for diluted earnings per share -
     weighted average shares and assumed conversions..........      187,643         184,555              185,892         174,761
                                                                  =========        ========            =========        ========

Net (loss) income per common share - basic....................    $   (0.81)       $   0.06            $   (1.29)       $  (0.14)
                                                                  =========        ========            =========        ========
Net (loss) income per common share - assuming dilution........    $   (0.81)       $   0.06            $   (1.29)       $  (0.14)
                                                                  =========        ========            =========        ========
Potentially dilutive securities excluded from
 computations because they are anti-dilutive..................       10,563           9,142               12,723          17,006
                                                                  =========        ========            =========        ========


7.  COMPLIANCE WITH COVENANTS.

At March 31, 1998, the Company was not in compliance with a financial covenant relating to a $124 million real estate financing arrangement. The Company has obtained a compliance waiver and is seeking to amend the covenant.

8.  STOCK REPURCHASE PROGRAM.

On November 14, 1997, the Company announced that its board of directors had extended the stock repurchase program originally authorized in October 1995.
The modified plan permits the purchase of up to 12.5 million shares, either in the open market or in private or option transactions, through June 1999. The Company has purchased approximately 4.8 million shares since the commencement of the repurchase program in 1995 at an average price of approximately $22.50 per share. This includes approximately 2.3 million shares purchased during the nine months ended March 31, 1998 in open market transactions. The Company also has the right through call option contracts to purchase up to 3.5 million shares of its common stock through October 1998. The repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes.

9.   CONTINGENCIES.

The Company is defending the lawsuits described below. The Company believes that it has good defenses to the claims in each of these lawsuits and is defending each of them vigorously.

The Company is defending putative securities class action lawsuits filed in the U.S. District Court for the Northern District of California (the "Northern District") and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that the Company and certain of its officers made material misrepresentations and omissions during the period from July to October 1997.

The Company is also defending a securities class action lawsuit filed in January 1996 in the Northern District alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The lawsuit was dismissed with prejudice by the District Court in May 1996. The plaintiff's appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

The Company is also defending a securities class action lawsuit involving MIPS Computer Systems, Inc., which the Company acquired in June 1992. The MIPS case, which was filed in 1992 in the Northern District, alleges that MIPS and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In September 1996, the U.S. Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in June 1994. In October 1997, the defendants' petition for review by the U.S. Supreme Court was denied. The case is presently pending before the District Court.

The Company also is defending a securities class action lawsuit involving Alias Research Inc., which the Company acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendant's motion to dismiss the amended complaint was granted. The plaintiffs' appeal to the U.S. Court of Appeals for the Second Circuit is pending.

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

RESULTS OF OPERATIONS
OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
--------------------------------------------------------------------------------
(percentages may not add due to rounding)

                                               Three Months                 Nine Months
                                              Ended March 31,              Ended March 31,
                                         ------------------------      ----------------------
                                             1998         1997            1998        1997
                                         ------------  ----------      ----------  ----------
Product and other revenue..............         78.0%       84.5%           80.4%       83.0%
Service revenue........................         22.0        15.5            19.6        17.0
                                             -------     -------         -------     -------
Total revenue..........................        100.0%      100.0%          100.0%      100.0%

Gross margin...........................         28.8(1)     43.1(2)         38.9(1)     43.0(2)

Research and development...............         15.8        13.4            14.8        14.2
Selling, general and  administrative...         35.4        27.9            32.8        29.6
Restructuring charges..................          6.2          --             4.1          --
Merger-related charges................          (0.1)        0.3             0.8         0.3
                                             -------     -------         -------     -------
Operating (loss) income................        (28.6)        1.5           (13.7)       (1.1)

Interest and other income (expense),
 net...................................           --        (0.2)             --        (0.2)
                                             -------     -------         -------     -------
(Loss) income before income taxes......        (28.6)        1.3           (13.7)       (1.3)

(Benefit) provision for income taxes...         (7.1)        0.1            (3.4)       (0.3)
                                             -------     -------         -------     -------

Net (loss) income......................        (21.5)%       1.2%          (10.3)%      (1.0)%
                                             =======     =======         =======     =======

________
(1) 38.7% and 41.9% for the three month and nine month period, respectively, before a charge related to the Company's refocused supercomputer product roadmap.
(2) 43.8% and 45.0% for the three month and nine month period, respectively, before the effects of Cray Research purchase accounting adjustments.

REVENUE BY GEOGRAPHY
--------------------------------------------------------------------------------

                                             Three Months                               Nine Months
                                            Ended March 31,            Year            Ended March 31,           Year
                                      --------------------------      /Year      --------------------------      /Year
                                          1998          1997         Change          1998          1997         Change
($ in millions)                       ------------  ------------  -------------  ------------  ------------  -------------
United States                             $ 359         $ 445          (19)%        $1,175        $1,292           (9)%
Europe                                      189           236          (20)%           638           647           (1)%
Rest of World                               160           228          (30)%           514           561           (8)%
                                          -----         -----                       ------        ------
Total revenue                             $ 708         $ 909          (22)%        $2,327        $2,500           (7)%
                                          =====         =====                       ======        ======

                                                             Three Months                           Nine Months
                                                            Ended March 31,                        Ended March 31,
                                                    ------------------------------         ------------------------------
                                                         1998            1997                   1998            1997
                                                    --------------  --------------         --------------  --------------
United States                                            51%             49%                    51%             52%
Europe                                                   27%             26%                    27%             26%
Rest of World                                            22%             25%                    22%             22%


REVENUE BY PRODUCT LINE
--------------------------------------------------------------------------------
(as a percentage of product revenue, excluding other revenue)

                                                                  Three Months                        Nine Months
                                                                 Ended March 31,                     Ended March 31,
                                                          ----------------------------        ----------------------------
                                                              1998           1997                 1998           1997
                                                          -------------  -------------        -------------  -------------

Servers (primarily from the CRAY(R) and Origin(TM)
 families)                                                          50%            53%                  50%            49%

Graphics systems (primarily from the O2(TM) Octane(TM)
 and Onyx2(TM) families)                                            50%            47%                  50%            51%


REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, fees and royalty payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

The Company's revenue for the third quarter and first nine months of fiscal 1998 of $708 million and $2,327 million, respectively, declined compared with revenue of $909 million and $2,500 million, respectively, for the corresponding periods of fiscal 1997. Revenue declined across all regions, with significant year to year reductions noted in the Company's business in the United States, as well as in Japan, Korea and certain Southeast Asian markets primarily resulting from overall economic weakness in the Asia Pacific region.

Product revenue for the Company's servers and graphics systems for the third quarter and first nine months of fiscal 1998 declined compared with the same periods a year ago. This decline reflects the effects of strong competition, particularly in the shrinking UNIX workstation market, and declining volumes for Cray supercomputers. The Company believes that the declines in the UNIX workstation and vector supercomputer markets are long-term trends, and that its future success will require that a larger proportion of its revenues come from growing markets. In the near term, the Company's results will be strongly affected by its ability to accelerate revenue growth from its server products. Revenue may also be affected by customer perceptions of the Company's longer-term strategy and its ability to execute the necessary business transitions.
See "Risks That Affect Our Business."

The Company's consolidated backlog at March 31, 1998 was $338 million, down from backlog of $393 million at December 31, 1997.

GROSS MARGIN. Gross margin of 28.8% and 38.9% for the third quarter and first nine months of fiscal 1998, respectively, decreased compared with gross margin of 43.1% and 43.0%, respectively, for the corresponding periods of fiscal 1997. Gross margin for the third quarter and first nine months of fiscal 1998 would have been 38.7% and 41.9%, respectively, without non-recurring charges of approximately $70 million taken in the third quarter related to refocusing the Company's supercomputer product roadmap. Gross margin for the third quarter and first nine months of fiscal 1997 would have been 43.8% and 45.0%, respectively, without purchase accounting adjustments related to acquired Cray Research inventory and service contracts of approximately $6 million and $39 million, respectively. Excluding the impact of non-recurring charges and purchase accounting adjustments, gross margins were down primarily due to competitive pricing pressures noted across all product lines and lower than expected volumes. The Company believes it will continue to experience margin pressure.

OPERATING EXPENSES (EXCLUDING RESTRUCTURING AND MERGER-RELATED CHARGES). Operating expenses for the third quarter of fiscal 1998 declined 3% compared with the same period a year ago but increased from 41.3% to 51.2% as a percentage of total revenue. The decrease in absolute dollars resulted from efforts to control spending through more focused project management and a reduction in selling expenses. As a percent of total revenue, operating expenses increased principally due to the significant revenue shortfall in the third quarter of fiscal 1998. Operating expenses for the first nine months of fiscal 1998 increased slightly compared with the same period a year ago and increased from 43.8% to 47.7% as a percentage of total revenue principally due to the significant revenue shortfall in fiscal 1998. The Company's operating expenses as a proportion of total revenue continues to be well above acceptable levels, and is being addressed through continuing expense management.

RESTRUCTURING CHARGES. The restructuring charges for the third quarter and first nine months of fiscal 1998 consist principally of severance and related charges, as well as asset write-downs and lease and other contract cancellation charges. The Company anticipates that there will be further charges during the remainder of fiscal 1998. For more information, see Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

MERGER-RELATED CHARGES. Included in merger-related charges for the first nine months of fiscal 1998 is a $17 million charge for acquired in-process technology taken in the first quarter in connection with the acquisition of ParaGraph. Other merger-related expenses in fiscal 1998 and 1997 relate to the acquisitions of ParaGraph and Cray Research. Expenses related to these mergers are not expected to be significant for the remainder of fiscal 1998.

OTHER OPERATING RESULTS. Interest and other income (expense), net for the third quarter and first nine months of fiscal 1998 improved $1.9 million and $3.3 million, respectively. This improvement primarily reflects higher interest income attributable to much higher invested cash balances in fiscal 1998 compared with fiscal 1997, offset in part by an increase in costs associated with the Company's currency hedging program and foreign exchange losses on unhedged currencies. Also included in the fiscal 1998 nine month period are one-time charges related to fees incurred in connection with the Company's exchange of its newly issued Senior Convertible Notes for its existing Zero Coupon Debentures during the first quarter of fiscal 1998, as well as the write-off of an investment.

TAXES. The Company's effective tax benefit rate for the first nine months of fiscal 1998 was 28%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology in the first quarter of fiscal 1998, and the 25% tax benefit resulting from the $96 million of restructuring charges taken in the second and third quarters of fiscal 1998. The Company revised its projected effective tax rate during the third quarter of fiscal 1998 from 20% to 28%, and accordingly, the tax benefits recognized in the third quarter reflect an adjustment to the first two quarters. The change in the expected effective tax benefit is primarily attributable to changes in the forecast of operational results for the year, and the Company's decision to not permanently reinvest any current year undistributed earnings of the Company's foreign subsidiaries. No provision for residual federal taxes has been made on accumulated undistributed earnings through fiscal 1997 of certain of the Company's foreign subsidiaries since it is the Company's intention to permanently invest such earnings in foreign operations.

The Company revised its estimated projected effective tax rate in the third quarter of fiscal 1997 from 20%, resulting in an anticipated 11% effective tax rate for the third quarter. The reduction in the 1997 projected effective tax rate was primarily attributable to the reinstatement of the U.S. federal research credit and to proportionately higher earnings in foreign jurisdictions.

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

FINANCIAL CONDITION
-------------------

At March 31, 1998, cash and cash equivalents and marketable investments totaled $781 million, up from $374 million at June 30, 1997. Operating activities generated $650 million during the first nine months of fiscal 1998 compared with $234 million during the first nine months of fiscal 1997. Despite the net loss for the first nine months of fiscal 1998, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable due in part to shorter collection cycles and a reduction in inventory levels, as well as the effect of charges that did not use cash, including the write-off of goodwill of $31 million and acquired in-process technology of $17 million related to the acquisition of ParaGraph. Investing activities, other than changes in the Company's marketable investments, consumed $234 million in cash during the first nine months of fiscal 1998, principally for the acquisition of capital equipment and spare parts. The principal financing activities during the first nine months of fiscal 1998 included the repayment of $61 million in short- and long-term borrowings and the use of $31 million to repurchase shares of the Company's common stock, offset in part by proceeds from employee stock purchase plan issuances and employee stock option exercises.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. For more information, see Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. Restructuring charges have been and will be funded through current working capital.

At March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $781 million and up to $250 million available under its three-year revolving credit facility. The Company believes that these principal sources of liquidity along with cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS
------------------------------

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

BUSINESS TRANSITION. Two of the principal market sectors in which the Company competes -- UNIX workstations and vector supercomputers -- have declined over the past year, and the Company believes that these declines represent long-term trends. The Company's goal is to increase its market share in these sectors and to transition an increasing proportion of its revenues to growing markets, including Windows NT workstations and UNIX-based scalable servers such as the Company's Origin server product family. The Company's ability to grow its revenue over the next several quarters will largely depend on the extent to which growth in the Origin family and (beginning in fiscal 1999) Windows NT workstation products compensates for the expected decline in the other market sectors.

In April 1998 the Company made a series of communications concerning its strategic plans for the next several years. Key elements of the strategy include a focus on the technical and technical enterprise markets, a product roadmap that will over the next several years bring together the Company's vector supercomputer and scalable server families, and an alliance with Intel Corporation that will result in the Company's transition to the Intel microprocessor architecture. While the Company believes that this strategy will result in its return to growth and profitability, the results will not be reflected in the Company's results for the next several quarters, and may not be fully reflected until fiscal 2000.

DESKTOP SYSTEM STRATEGY. The Company has under development a family of desktop systems that will be based upon Intel microprocessors and the Windows NT operating system. There can be no assurance that these systems will be introduced as scheduled in the first half of fiscal 1999, and in any event they will not account for any significant revenues before the latter half of fiscal 1999. Success in this market segment will require that the Company adapt to the very different requirements of this higher volume, lower margin market, including lower-cost manufacturing and distribution, marketing to a broader audience in markets that could extend beyond the Company's traditional markets, and new approaches to customer interface and support. The Company will also be required to maintain and extend its customer franchise through a complex product transition and to support a product line including multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX/MIPS-based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product. The Company believes that its future success will depend in significant part on its making the right strategic choices in this market segment and on executing its strategy effectively.

RESTRUCTURING PROGRAM. In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring long-term profitability to the Company. The Company is seeking to reduce its fiscal 1999 operating expenses by $200 million below the anticipated level of fiscal 1998 operating expenses. The Company is seeking to reduce its costs in ways that will not have a material impact on revenue levels, but there can be no assurance that these goals will be achieved.

PERIOD TO PERIOD FLUCTUATIONS. The Company's operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for supercomputer and certain large-scale server products. Well over half of each quarter's revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Demand can also be adversely affected by product and technology transition announcements by the Company or its competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographical mix, the mix of service and non-recurring engineering revenue, the mix of high-end and desktop products and application software, as well as the mix of configurations within these product categories.

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

Countries in the Asia Pacific region, including Japan, which accounts for a significant proportion of the Company's business in that region, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of product components to the Company, and ultimately, the Company's consolidated results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required under this Item 3 is included in the section above entitled Global Financial Market Risks.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In April 1998, at the request of Richard E. Belluzzo, Chairman and Chief Executive Officer, the Company entered into an amendment to his employment agreement dated as of January 22, 1998 to eliminate the provisions for a supplemental payment in the event that the value of his equity position with the Company did not achieve certain targets over the vesting period. Mr. Belluzzo made this request to more closely align his individual interests with those of the Company's stockholders and employees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.40 Amendment and Waiver dated as of April 20, 1998 to Agreement between the Company and Richard E. Belluzzo.

     27.1  Financial Data Schedule.

(b)  Reports on Form 8-K.

     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1998          SILICON GRAPHICS, INC.
                              a Delaware corporation



                              By:   Steven J. Gomo
                                    -----------------------------------------
                                    Steven J. Gomo
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)

                            SILICON GRAPHICS, INC.


                               INDEX TO EXHIBITS
                               -----------------

Exhibit         Description
-------         -----------

10.40 Amendment and Waiver dated as of April 20, 1998 to Agreement between the Company and Richard E. Belluzzo

27.1            Financial Data Schedule