Form 10-K
period 1998-06-30
SILICON GRAPHICS INC /CA/
filed 1998-09-28
CIK 802301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1998.

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

         Registrant's telephone number, including area code: (650) 960-1980
                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 1, 1998 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $1,461 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 AS OF SEPTEMBER 1, 1998, THE REGISTRANT HAD OUTSTANDING 186,062,597 SHARES OF
                                 COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 27, 1998 are incorporated by reference into Part III, and parts of the registrant's annual report to stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts I, II and IV of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART I

ITEM 1.  BUSINESS

GENERAL

     Silicon Graphics is a leader in high-performance computing. The Company's broad range of visual computing systems deliver advanced 3D graphics and computing capabilities for engineering and creative professionals. Silicon Graphics-Registered Trademark- servers and Cray-Registered Trademark- Research supercomputers are the market leaders in technical computing applications, with a growing presence in strategic business analysis, internet data center and media serving applications.

     The Company's Alias|Wavefront subsidiary markets applications software targeted at engineering and creative professionals in the digital content creation and manufacturing sectors. The Company's MIPS Technologies, Inc. subsidiary designs and licenses RISC processor intellectual property and core technology for the digital consumer and high-end control-oriented embedded markets.

PRODUCTS

     The Company's computer systems range from desktop workstations to servers and supercomputers. Most of these systems are designed around MIPS-Registered Trademark- RISC microprocessors developed by the Company and the IRIX-TM-operating system, which is the Company's enhanced version of the UNIX operating system.

VISUAL COMPUTING PRODUCTS

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

     IRIX-BASED DESKTOP SYSTEMS The O2-TM- family of entry-level desktop workstations feature advanced 3D graphics and imaging, real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The O2 workstation has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring. The Octane-TM- family of single and dual processor workstations is designed to provide the strongest graphics and computational capability available in the desktop category, for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, architectural design and professional audio and video production.

     ADVANCED GRAPHICS SYSTEMS The Onyx2-TM- family of graphics supercomputers uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with these servers include the Onyx2Reality-TM- and InfiniteReality-TM- graphics subsystems. The Onyx2 family is well-suited for applications such as computational chemistry, oil and gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing, visual simulation, medical imaging and chemistry, interactive entertainment and digital film and video production.

     WINDOWS NT-BASED DESKTOP SYSTEMS The Company has announced it will introduce desktop visual computing workstations based on the Microsoft-Registered Trademark- Windows-Registered Trademark- NT operating system and Intel microprocessors in the first half of fiscal 1999. These systems are not expected to provide significant revenue until the second half of fiscal 1999.

     ALIAS/WAVEFRONT The Company's Alias|Wavefront division supplies modeling and animation application software used by creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products run on the Windows NT and IRIX operating systems and include the Maya-TM- family of 3D entertainment products, StudioPaint 3D-TM-, and the Alias Studio-TM- and AutoStudio-TM- industrial design and visualization products. Alias|Wavefront is based in Toronto, Canada with sales offices across North America, Europe and Asia and worldwide distribution.

SERVERS AND SUPERCOMPUTERS

     ORIGIN200 The Origin200-TM- is a deskside server employing from one to four processors. The Origin200 server is designed for departmental and other workgroup serving applications as well as Web serving.

     ORIGIN2000 The Origin2000-TM- family of high-performance servers is based on the Company's innovative cache coherent non-uniform memory access (ccNUMA) architecture, which offers the ability to scale from as few as four to as many as hundreds of processors while maintaining almost linear performance per processor. This "pay as you go" flexibility is highly attractive to customers because it allows them to buy what they need today, add as needed while protecting their investment, and redeploy when conditions change. Key applications in the technical and scientific markets include finite element analysis (to determine the impact of elements like stress and temperature), quantum chemistry calculation, seismic analysis and computational fluid dynamics. The Origin 2000 line is also targeted at certain enterprise segments that have bandwidth and computational requirements similar to those of the technical market. These "technical enterprise" markets include strategic business analysis (data mining to analyze and organize database information), internet data centers and digital asset management.

     The CRAY T3E-TM- highly scalable supercomputing systems employ a highly parallel architecture ranging from 16 to as many as 2,048 processors for a broad range of scientific and industrial applications as diverse as petroleum exploration, aerospace engineering and defense applications.

     VECTOR SYSTEMS The Cray T90-TM- series of supercomputers delivers maximum performance for vectorized supercomputing applications. The large memory bandwidth of T90 systems make them ideal for problems involving huge amounts of data, such as weather and climate modeling and large-scale auto engineering.
The Cray SV1-TM- series introduced in August 1998 uses CMOS technology to deliver scalable supercomputing for vector applications, suitable for use by customers in manufacturing, government, and science and research for new product design, research, weather forecasting, national security and other critical applications.

MIPS RISC MICROPROCESSORS

     The Company's system products, except the Cray T3E and vector supercomputers and the forthcoming Windows NT-based desktop systems, are based on the MIPS-Registered Trademark- RISC microprocessor architecture designed by the Company and its subsidiary MIPS Technologies, Inc. ("MTI"). The MIPS RISC microprocessor designs incorporate a general purpose architecture and instruction set designed for high performance over a wide range of applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions. The versatility of the MIPS
RISC architecture makes it suitable for computer applications from entry-level desktop systems up to supercomputers. However, the Company's computers represent only a small percentage of the worldwide consumption of MIPS RISC microprocessors.

     MIPS RISC microprocessors are also used in a wide variety of noncomputer applications, including disk drives, printers and copiers and, increasingly, in consumer electronics products such as video game systems, set-top boxes, digital cameras, and handheld computing devices running the Microsoft Windows CE operating system. In 1998, the Company organized MTI as an independent company focused on technology development and licensing for the digital consumer and embedded markets. As a result of the initial public offering of MTI shares in July 1998, Silicon Graphics owns about 85% of MTI. Silicon Graphics continues to develop MIPS microprocessors for its own computer systems as part of its computer systems organization.

APPLICATIONS SOFTWARE

     Because the Company has historically developed only a very limited set of applications software, its customers must either develop or license from a third party the software necessary to address their needs. The Company maintains active programs to encourage independent software development for its systems, including training, technology support and cooperative marketing. The Company believes that there are currently over 2,600 registered application software programs offered for use on its systems.

MARKETING, SALES AND DISTRIBUTION

     The Company sells its system products through its own direct sales force and through several indirect channels. In fiscal 1998 direct sales accounted for approximately half of the Company's product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. The Company serves smaller international markets through distributors.

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

     Information with respect to international operations and export sales may be found in Note 15 to the Consolidated Financial Statements incorporated by reference in Part II below. See also "Risks That Affect Our Business" below. Although no customer accounted for 10% or more of the Company's total revenues for fiscal 1998, 1997 or 1996, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results.

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

PROFESSIONAL SERVICES

     The Company believes that its future success, particularly in the server sector, will depend in part on its ability to offer a wider variety of solutions-oriented services, including consulting, custom engineering and systems integration services. The Company's efforts to date in this area have been small in scale and have not materially contributed to revenues. However, the Company expects over time to increase its investment in professional services.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is directed principally toward maintaining and enhancing the Company's competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing its computing architectures, graphics subsystems, compiler software, operating system, applications software and development tools. Simultaneously, the Company seeks to develop new ways in which to increase product reliability, reduce manufacturing costs and improve product development lead times.

     As the evolution to industry-standard instead of proprietary components continues, the Company's ability to focus its research and development investments in areas where it has specific competencies for innovation will become increasingly important. There are no assurances that the Company will be able to sufficiently focus its development efforts or that its investments will yield sufficient differentiation to achieve and sustain a competitive advantage.

     During fiscal 1998, 1997 and 1996, the Company spent approximately $459 million, $479 million, and $353 million, respectively, on research and development. Those amounts represented 14.8%, 13.1%, and 12.1%, respectively, of revenues. The Company is committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenues.

MANUFACTURING

     The Company's manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. All products are subjected to substantial environmental stress and electronic testing prior to shipment to customers.

     The Company primarily manufactures and ships its products from its facilities in Mountain View and Sunnyvale, California, Chippewa Falls, Wisconsin and near Neuchatel, Switzerland. During the latter half of fiscal 1998, the Company reviewed its manufacturing strategy for the next several years and decided to consolidate its manufacturing operations in its existing facilities in two locations: Wisconsin and Switzerland. During calendar 1999, both of these facilities will transition to an exclusive focus on servers, advanced graphics systems and supercomputers. The Company plans to transition the manufacture of its desktop systems to contract manufacturing partners during calendar 1999.

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

     The Company's principal competition has historically come from other workstation and computer system manufacturers and, to a lesser extent, from graphics subsystem and terminal vendors and graphics integrated circuit manufacturers. The principal workstation and computer manufacturers that compete in the Company's markets are Compaq, Dell Computer, Hewlett Packard, IBM and Sun Microsystems. The Company is facing increasing competition at the lowest end of the workstation market from systems based on personal computer technologies such as the

Windows NT operating system, Intel microprocessors and graphics acceleration cards.

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

BUSINESS TRANSITION. Two of the principal market sectors in which the Company competes -- UNIX workstations and vector supercomputers -- have declined over the past year, and the Company believes that these declines represent long-term trends. The Company's goal is to transition an increasing proportion of its revenues to growing markets, including Intel-Registered Trademark--based Windows NT workstations and UNIX based scalable servers such as the Company's Origin server product family. The Company's ability to achieve its revenue objectives over the next several quarters will largely depend on the extent to which growth in the Origin family and (beginning in the second half of fiscal 1999) Windows NT workstation products compensates for the expected decline in the other market sectors.

In April 1998, the Company made a series of announcements concerning its strategic plans for the next several years. Key elements of the strategy include a continued focus on the technical and technical enterprise markets, with a product roadmap that will, over the next several years, merge the Company's vector supercomputer and scalable server families. The Company also announced an alliance with Intel Corporation that will result in the Company's transition to the Intel microprocessor architecture. While the Company believes that its strategies will result in its return to growth and profitability, the effects will not be reflected in any significant way in the Company's results until the latter half of fiscal 1999, and may not be fully reflected until fiscal 2000.

DESKTOP SYSTEM STRATEGY. The Company has under development a family of desktop systems that will be based upon Intel microprocessors and the Windows NT operating system. There can be no assurance that these systems will be introduced as scheduled in the first half of fiscal 1999, and in any event they will not account for any significant revenue before the latter half of fiscal 1999. Success in this market segment will require that the Company adapt to very different requirements: high volume, lower margins, low-cost manufacturing and distribution, marketing to a broader audience, and new approaches to customer interface and support. The Company will also be required to maintain and extend its customer relationships through a complex product transition and to support a product line which includes multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX/MIPS-based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product family. The Company believes that its future success will largely depend on its making the right strategic choices in this market segment and on effective execution.

SERVER STRATEGY. Sustaining growth in the Company's scalable server business is an important element of its strategic plans for the next several years. Sustained growth will require, among other things, adapting to a longer sales cycle and the need to deliver more complete solutions, establishing a presence in emerging enterprise markets in which the Company has not traditionally participated, working effectively with independent software providers to ensure that important applications for the market segments targeted by the Company are available on the Company's platform, and ultimately, managing a successful and timely transition to the Intel architecture.

EXPENSE REDUCTION PROGRAM. During fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with current revenue levels and restoring long-term profitability to the Company. The Company is seeking to further reduce its fiscal 1999 operating expenses significantly below the level of fiscal 1998 operating expenses. As part of this effort, the Company expects, through the elimination of positions and managed hiring, to end fiscal 1999 with approximately 1,000 fewer employees than it had at the end of fiscal 1998. These steps, and generally tighter operating expense controls, are part of an overall program to reduce the Company's expense structure. While the Company's objective is to reduce its costs in ways that will not have a material impact on revenue levels, there can be no assurance that this will be achieved.

DEPENDENCE ON PARTNERS AND SUPPLIERS. The Company's business has always involved close collaboration with partners and suppliers. However, many elements of the Company's current business strategy, including the introduction of Intel-based Windows NT workstations, the longer-term transition to the Intel architecture, and additional outsourcing of manufacturing, will increase the Company's dependence on Microsoft, Intel and other partners, and on its manufacturing partners and other component suppliers. The Company's business could be adversely affected, for example, if Intel or Microsoft fail to meet product release schedules, or if unanticipated quality issues arise with products from these suppliers.

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

Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

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

PROCESS RE-ENGINEERING. The Company is undertaking a series of programs aimed at redesigning some of its core business processes, including forecasting, supply chain management, order fulfillment and collection of accounts receivable. The goals of these programs include more predictable operational performance, lower operating expenses, greater quality and customer satisfaction, and improved asset management. The Company believes that the success of these programs is critical to its long-term competitive position. Implementing these changes will require, among other things, enhanced information systems, substantial training and disciplined execution. There can be no assurance that these programs will be implemented successfully, or that disruptions to the Company's operations will not occur in the process.

PRODUCT DEVELOPMENT AND INTRODUCTION. The Company's continued success depends on its ability to develop and rapidly bring to market highly differentiated, technologically complex and innovative products. Product transitions are a recurring part of the Company's business. A number of risks are inherent in this process.

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal and external manufacturing teams, outside suppliers of key components such as semiconductor and storage products and outsourced manufacturing partners. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. There is no assurance that acceptance of the Company's new systems will not be affected by delays in this process.

Short product life cycles place a premium on the Company's ability to manage the transition to new products. The Company often announces new products in the early part of a quarter, while the product is in the final stages of development, and seeks to manufacture and ship the product in volume during the same quarter. The Company's results could be adversely affected by such factors as development delays, the release of products to manufacturing late in any quarter, quality or yield problems experienced by suppliers, variations in product costs and excess inventories of older products and components. In addition, some customers may delay purchasing existing products in anticipation of new product introductions.

YEAR 2000 COMPLIANCE Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional As for many other companies, the year 2000 computer issue poses a potential risk for the Company both as a user of information systems in the operation of its business and as a supplier of computer systems and related software, including operating system software, to customers.

The Company has completed an assessment of its core business information systems, many of which are provided by outside suppliers, for year 2000 readiness and is extending that review to include a wide variety of other information systems and related business processes used in its operations. The Company plans to have changes to critical systems implemented by the third quarter of calendar 1999 to allow time for testing. Most of the Company's mission critical applications are believed to be year 2000 compliant, including the Company's Oracle information system which was recently upgraded to the most recent version. Although its assessment is ongoing, the Company currently believes that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

The Company is implementing a program to support customer efforts to achieve year 2000 compliance. This program includes encouraging customers and independent software vendors to adopt the Company's recently released IRIX 6.5 operating system, which the Company believes is year 2000 compliant, and additional customer support procedures. The Company also has made available software upgrades for some earlier releases of its IRIX operating system. The Company believes that the hardware systems it expects to support beyond 1999, when running on compliant operating systems, will be year 2000 compliant. The Company's older products may require upgrade or replacement to become year 2000 compliant. The Company believes that it generally is not legally responsible for costs incurred by customers to achieve their year 2000 compliance. However, the Company may experience increasing customer satisfaction costs relating to this issues over the next few years.

The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

The Company expects to complete a preliminary estimate of year 2000 project costs during the first half of fiscal 1999. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

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

EXPORT REGULATION. The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Department of Commerce is currently investigating the Company's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia during fiscal 1997. The Company believes that this matter will be resolved without a significant adverse effect on the Company's business. However, there is no assurance that this matter will not have an unforeseen outcome that could impair the conduct of the Company's business outside the United States.

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

BUSINESS DISRUPTION. The Company's corporate headquarters, including most of its research and development operations and manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant earthquake could materially affect operating results. The Company is not insured for most losses and business interruptions of this kind.

EURO CONVERSION. As with many multinational companies operating in Europe, beginning in January 1999, Silicon Graphics will be affected by the conversion of 11 European currencies into a common business currency, the euro. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products in Europe, where there already exists substantial price transparency, or increase the likelihood of contract cancellations. The Company also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro is expected to reduce the Company's overall currency risk and simplify the Company's currency risk management process, including its use of derivatives to manage that risk. The costs of addressing the euro conversion are not expected to be material and will be charged to operations as incurred.

MARKET RISK. In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, marketable investments, short-term and long-term debt and all derivative financial instruments. Currency forward contracts and currency options constitute the Company's portfolio of derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest risk are computed based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June
30, 1998 and 1997. The market values for foreign exchange risk are computed based on spot rates in effect at June 30, 1998 and 1997. The market values that result from these computations are compared to the market values of these financial instruments at June 30, 1998 and 1997. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analysis at June 30, 1998 and 1997 are as follows:

Interest Rate Risk: A 10% decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $14 million and $3 million, respectively. A 10% increase in the levels of interest rates with all other variables held constant would result in an increase in the fair values of the Company's financial instruments by $12 million and $3 million, respectively.

Foreign Currency Exchange Rate Risk: A 10% movement in levels of foreign currency exchange rates, 20% for Asian currencies, against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $14 million and $44 million, respectively, or an increase in the fair values of the Company's financial instruments by $12 million and $34 million, respectively.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 10,286 full-time employees, as compared to approximately 10,930 at June 30, 1997. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company has workers' councils where required by European Union or other applicable laws. The Company believes that its employee relations are good.

CORPORATE DATA

     The Company was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2.  PROPERTIES

     The Company believes that, while it currently has or is developing sufficient facilities to conduct its operations during fiscal 1999, it will continue to acquire both leased and owned facilities throughout the world as its business requires. The Company leases sales, service and administrative offices worldwide and has its principal corporate and manufacturing facilities in the following locations:

     CALIFORNIA The Company's corporate offices and its primary research and development and manufacturing operations are located in Mountain View, California, where the Company leases or owns a total of about 1,923,000 square feet. These facilities include a ten-building campus facility of about 726,500 square feet, leased by the Company through the years 2000 to 2005; a four-building, 500,000 square foot campus facility completed in fiscal 1997 on 22 acres of leased land in the same area; and a sales headquarters building comprising approximately 112,000 square feet and located on 7.5 acres owned by the Company near its Mountain View headquarters. The Company also leases eleven other buildings near its Mountain View headquarters, comprising approximately 585,000 square feet. The Company is currently developing a general purpose office facility of about

400,000 square feet on leased land in the same area.

     MINNESOTA AND WISCONSIN The Company also owns manufacturing, research and development and service facilities of about 595,000 square feet in Chippewa Falls, Wisconsin and research and development, sales and administrative facilities of about 495,000 square feet in Eagan, Minnesota.

     SWITZERLAND The Company's European manufacturing and support center near Neuchatel, Switzerland is located in a facility owned by the Company, consisting of about 170,000 square feet.

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

     The Company is also defending a securities class action lawsuit filed in January 1996 in the Northern District of California alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The lawsuit was dismissed with prejudice by the District Court in May 1996. The plaintiffs' appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

     The Company is also defending a securities class action lawsuit involving MIPS Computer Systems, Inc., ("MCSI") which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleges that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. In September 1996, the U.S. Court of Appeals for the Ninth Circuit reversed the summary judgment granted in defendants' favor in June 1994. In October 1997, the defendants' petition for review by the U.S. Supreme Court was denied. The case is presently pending before the District Court. A trial date for the lawsuit is currently set for March 1999.

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

     The Company was also defending a patent infringement lawsuit filed by Martin Marietta Corp. in the U.S. District Court for the Middle District of Florida in September 1995. The Company had filed a counterclaim seeking to invalidate the principal patent at issue in the lawsuit and the U.S. Patent and Trademark Office is re-examining the patent at Martin Marietta's request. In July 1998, the lawsuit was dismissed pursuant to a joint notice of settlement.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of July 1, 1998 are as follows:

                                                                              EXECUTIVE
                                                                               OFFICER
      NAME            AGE       POSITION AND PRINCIPAL OCCUPATION               SINCE
      ----            ---       ---------------------------------             ---------
Richard E. Belluzzo    44   Chairman, Chief Executive Officer and Director      1998

Keith H. Watson        43   Executive Vice President, Worldwide Sales and       1998
                            Marketing

Kenneth L. Coleman     55   Senior Vice President, Customer and Professional    1987
                            Services

Steven J. Gomo         46   Senior Vice President, Chief Financial Officer      1998

William M. Kelly       44   Senior Vice President, Corporate Operations and     1994
                            Secretary

Betsy Rafael           37   Vice President, Corporate Controller                1998

     Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of the Company.

     Except as set forth below, all of the officers have been associated with the Company in their present positions for more than five years.

     Mr. Belluzzo was appointed Chairman and Chief Executive Officer of the Company in January 1998. Prior to that, he was employed by the Hewlett-Packard Company for twenty-two years, serving since 1995 as Executive Vice President and General Manager of the computer organization. From 1993 to 1995, Mr. Belluzzo was General Manager of the Computer Products Organization and he served as General Manager of the InkJet Products Group from 1991 to 1993. He was elected a Vice President in 1992 and a Senior Vice President in January 1995.

     Mr. Watson joined the Company in April 1998 as Executive Vice President, Worldwide Sales and Marketing. Prior to joining the Company, he was employed for 19 years by the Hewlett-Packard Company where he served most recently as Vice President and General Manager, Worldwide Commercial Channels Organization. Prior to June 1996, he was General Manager of Asia Pacific in the Computer Products Organization.

     Mr. Coleman assumed his current responsibilities in 1997. From 1987 to 1997 he served as Senior Vice President, Administration of the Company.

     Mr. Gomo joined the Company in February 1998 as Senior Vice President and Chief Financial Officer. Prior to that, he was employed by the Hewlett-Packard Company serving most recently as the General Manager of its InkJet Manufacturing Operations.

     Mr. Kelly assumed his current responsibilities in 1997 and served as acting Chief Financial Officer from May 1997 to February 1998. He joined the Company in 1994 as Vice President, Business Development, General Counsel and Secretary. During 1996, Mr. Kelly also served as Senior Vice President, Silicon Interactive Group. Prior to joining the Company, Mr. Kelly had practiced law since 1978 with the firm of Shearman & Sterling, most recently as co-managing partner of that firm's San Francisco office.

     Ms. Rafael became Vice President, Corporate Controller in May 1998. She joined the Company in November 1994 and served in a variety of capacities in the North American field organization. Prior to joining the Company, Ms. Rafael was employed by Sun Microsystems in the SunService Division.

                                     PART II

     With the exception of the information specifically incorporated by reference from the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") in Parts I, II and IV of this Form 10-K, the 1998 Annual Report is not to be deemed filed as part of this Report.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Price Range of Common Stock" on page 24 of the Company's 1998 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 23 of the Company's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 25 through 34 of the Company's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis - Risks That Affect Our Business - Market Risk" on page 34 of the Company's 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporate by reference to the consolidated financial statements and notes thereto and to the section entitled "Quarterly Data" on pages 24 and 35 through 57 of the Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1998 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth in the 1998 Proxy Statement on pages 3 and 4 under the heading "Proposal No. 1 - Election of Directors - Directors and Nominee for Director."

     The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

     The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth on page 15 of the 1998 Proxy Statement under the heading "Executive Officer Compensation - Compliance with Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to information set forth in the 1998 Proxy Statement on page 5 under the headings "Proposal No. 1 - Election of Directors - Compensation Committee Interlocks and Insider Participation" and "- Director Compensation"; on pages 13 through 15 under the headings "Executive Officer Compensation - Summary Compensation Table", "- Option Grants in Fiscal 1998" and "- Option Exercises in Fiscal Year 1998 and Fiscal Year-End Option Values"; on pages 10 through 12 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors"; and on page 18 under the heading "Company Stock Price Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information set forth in the 1998 Proxy Statement on pages 1 and 2 under the headings "Information Concerning Solicitation and Voting - Record Date and Principal Share Ownership" and "- Voting and Solicitation" and on page 9 under the heading "Other Information - Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information set forth in the 1998 Proxy Statement on pages 15 through 17 under the heading "Certain Transactions."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc., and Report of Independent Auditors are incorporated by reference to pages 24 and 35 through 58 of the Registrant's 1998 Annual Report:

     Consolidated Statements of Operations - Years Ended June 30, 1998, 1997 and 1996

     Consolidated Balance Sheets - June 30, 1998 and 1997

     Consolidated Statements of Cash Flows - Years Ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1998, 1997 and 1996

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

10.6(6) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents. (Revised)

10.7(22)*      Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended and restated
               as of November 14, 1997.

10.8(22)*      Form of Agreement entered into by the Company with its executive officers, dated as of November 14, 1997.

10.9(21)*      Promissory Note dated June 18, 1997 issued to the Company by
               William M. Kelly.

10.10* Consulting Agreement dated June 30, 1998 between the Company and Robert H. Ewald.

10.11(22)*     Agreement dated as of December 31, 1997 between the Company and
               Edward R. McCracken.

10.12(22)*     Agreement dated as of January 22, 1998 between the Company and
               Richard E. Belluzzo.

10.13(23)*     Amendment and Waiver dated as of April 20, 1998 to Agreement between the Company and Richard E. Belluzzo

10.14(19)*     1984 Incentive Stock Option Plan, as amended, and amended form of Incentive Stock Option Agreement.

10.15(9)*      Directors' Stock Option Plan and form of Stock Option Agreement as amended



               as of October 31, 1994.

10.16(6)*      1985 Stock Incentive Program.

10.17(6)*      1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive Stock Option Agreement and Nonstatutory Stock
               Option Agreement.

10.18(4)*      1987 Stock Option Plan and form of Stock Option Agreement.

10.19(15)*     Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.

10.20(7)*      1993 Long-Term Incentive Stock Plan and form of stock option agreement.

10.21(14)*     1996 Supplemental Non-Executive Equity Incentive Plan and form of stock option agreement.

10.22(17)*     Employee Stock Purchase Plan, as amended as of October 30, 1996.

10.23(8)*      Non-Qualified Deferred Compensation Plan dated as of September 9,
               1994.

10.24(19)*     Addendum to the Non-Qualified Deferred Compensation Plan.

10.25(14)      Credit Agreement dated as of April 12, 1996 between the Company and Bank of America, National Trust and Savings Association.

10.26(13)      Ground Lease between Silicon Graphics Real Estate Inc. and the
               City of Mountain View dated March 7, 1995.

10.27(13)      Agreement for Lease between the Company and Virtual Funding,
               Limited Partnership dated November 18, 1993.

10.28(13)      Amendment No. 1 to Agreement for Lease between the Company and
               Virtual Funding, Limited Partnership dated March 15, 1995.

10.29(13)      Lease Agreement between the Company and Virtual Funding, Limited
               Partnership dated November 18, 1993.

10.30(13)      Amendment No. 1 to Lease Agreement between the Company and
               Virtual Funding, Limited Partnership dated March 15, 1995.

10.31(18)      Guaranty from the Company to Virtual Funding Limited Partnership dated as of November 18, 1993.

10.32(18)      Amendment No. 1 to Guaranty from the Company to Virtual Funding,
               Limited Partnership dated as of March 15, 1995.

10.33(18)      Amendment No. 2 to Guaranty from the Company to Virtual Funding
               Limited Partnership dated as of March 7, 1997.

10.34(11)*     Alias Research Inc.'s 1988 Employee Share Ownership Plan Option
               Agreement.

10.35(11)*     Alias Research Inc.'s 1989 Employee Share Ownership Plan Option
               Agreement.

10.36(11)*     Alias Research Inc.'s 1990 Employee Share Ownership Plan and
               standard forms of Option Agreements.

10.37(11)*     Alias Research Inc.'s 1994 Stock Plan and standard forms of
               Option Agreements.

10.38(12)*     Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option Agreement.



10.39(15)*     Cray Research, Inc. 1989 Non-Employee Directors' Stock Option
               Plan and form of stock option agreement.

13.1           Excerpts from Annual Report for the year ended June 30, 1998.

21.1           List of Subsidiaries.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

27.1           Financial Data Schedule.


-----------

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

(20) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-4 (No. 333-32379), which became effective August 7, 1997.

(21) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(22) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997.

(23) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(b)  REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SILICON GRAPHICS, INC.


                                    By: /s/ RICHARD E. BELLUZZO
                                        ----------------------------------------
                                            Richard E. Belluzzo
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: September 25, 1998

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                             DATE
       ---------                          -----                             ----
/s/ Richard E. Belluzzo      Chairman, Chief Executive Officer      September 25, 1998
                             and Director (Principal Executive
                             Officer)

/s/ Robert R. Bishop         Chairman, Silicon Graphics World       September 25, 1998
                             Trade Corporation, and Director

/s/ Steven J. Gomo           Senior Vice President, Finance and     September 25, 1998
                             Chief Financial Officer (Principal
                             Financial Officer)

/s/ Betsy Rafael             Vice President, Corporate Controller   September 25, 1998
                             (Principal Accounting Officer)

    _______________________
    Allen F. Jacobson        Director                               September 25, 1998

/s/ C. Richard Kramlich      Director                               September 25, 1998

/s/ Robert A. Lutz           Director                               September 25, 1998

/s/ James A. McDivitt        Director                               September 25, 1998

    _______________________
    Lucille Shapiro, Ph.D.   Director                               September 25, 1998

/s/ Robert B. Shapiro        Director                               September 25, 1998

/s/ James G. Treybig         Director                               September 25, 1998


                                                                     SCHEDULE II

                               SILICON GRAPHICS, INC.
                         VALUATION AND QUALIFYING ACCOUNTS
                                   (IN THOUSANDS)

                                             ADDITIONS
                                         -----------------
                             BALANCE AT  CHARGED TO                          BALANCE
                             BEGINNING   COSTS AND             DEDUCTIONS   AT END OF
      DESCRIPTION            OF PERIOD    EXPENSES    OTHER    WRITE-OFFS    PERIOD
      -----------            ----------  ----------  -------   ----------   ---------
Year ended June 30, 1996
   Accounts receivable
   allowances                $13,465     $ 4,292     $6,383*   $   (373)    $23,767

Year ended June 30, 1997
   Accounts receivable
   allowances                $23,767     $ 8,427     $    0    $ (8,138)    $24,056

Year ended June 30, 1998
   Accounts receivable
   allowances                $24,056     $   622     $    0    $ (7,215)    $17,463

   Restructuring--operating
   asset reserves            $     0     $37,780     $    0    $(33,560)    $ 4,220

   Charge for impairment of
   long-lived assets         $     0     $46,640     $    0    $(46,640)    $     0

* Acquired Cray Research valuation allowance.