Form 10-Q
period 1998-09-30
SILICON GRAPHICS INC /CA/
filed 1998-11-16
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended SEPTEMBER 30, 1998.

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

     As of October 31, 1998 there were 187,439,699 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets. . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations. . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows. . . . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . . .    6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition . . . . . . . .   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . .   17


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .   18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20



TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, OCTANE and Onyx are registered trademarks and O2, Origin and Onyx2 are trademarks of Silicon Graphics, Inc. CRAY is a registered trademark of Cray Research, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                              September 30,               June 30,
                                                                                  1998                     1998
                                                                                  ----                     ----
                                                                               (unaudited)                  (1)
ASSETS
Current assets:
     Cash and cash equivalents.........................................      $   473,070                $   506,639
     Short-term marketable investments.................................          230,904                    230,081
     Restricted investments............................................           53,207                         --
     Accounts receivable, net..........................................          481,774                    665,420
     Inventories.......................................................          284,125                    322,823
     Prepaid expenses and other current assets.........................          356,605                    340,409
                                                                             -----------                -----------
         Total current assets..........................................        1,879,685                  2,065,372

Property and equipment, net............................................          445,214                    445,420

Other assets...........................................................          509,623                    453,914
                                                                             -----------                -----------
                                                                             $ 2,834,522                $ 2,964,706
                                                                             -----------                -----------
                                                                             -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts and notes payable........................................      $   160,123                $   215,260
     Other current liabilities.........................................          855,514                    881,412
                                                                             -----------                -----------
         Total current liabilities.....................................        1,015,637                  1,096,672

Long-term debt and other...............................................          399,612                    403,522

Stockholders' equity:
     Preferred stock...................................................           16,998                     16,998
     Common stock and additional paid-in capital.......................        1,421,389                  1,407,108
     Retained earnings.................................................           17,915                     65,415
     Treasury stock....................................................          (47,787)                   (25,976)
     Accumulated other comprehensive income............................           10,758                        967
                                                                             -----------                -----------
         Total stockholders' equity....................................        1,419,273                  1,464,512
                                                                             -----------                -----------
                                                                             $ 2,834,522                $ 2,964,706
                                                                             -----------                -----------
                                                                             -----------                -----------


(1) The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except per share amounts)


                                                                 Three Months Ended September 30,
                                                            -------------------------------------------
                                                                   1998                  1997
                                                                   -----                 ----
Product and other revenue............................        $      456,984        $      620,696
Service revenue......................................               159,372               147,297
                                                             --------------        --------------
     Total revenue...................................               616,356               767,993

Costs and expenses:
     Cost of product and other revenue...............               284,189               351,660
     Cost of service revenue.........................                94,551                86,263
     Research and development........................               102,138               116,354
     Selling, general and administrative.............               232,928               261,421
     Other operating expense (1).....................                    --                19,101
                                                             --------------        --------------
         Total costs and expenses....................               713,806               834,799
                                                             --------------        --------------

Operating loss.......................................               (97,450)              (66,806)

Gain on sale of a portion of SGI interest in
   MIPS (2)..........................................                53,963                    --
Interest and other income (expense), net.............                (2,709)               (2,307)
                                                             --------------        --------------
Loss before income taxes ............................               (46,196)              (69,113)

Benefit for income taxes.............................                (2,530)              (13,575)
                                                             --------------        --------------
Net loss.............................................               (43,666)              (55,538)

Preferred stock dividend requirement.................                  (131)                 (131)
                                                             --------------        --------------
Net loss available to common stockholders............        $      (43,797)        $     (55,669)
                                                             --------------        --------------
                                                             --------------        --------------

Net loss per share - basic and diluted...............        $        (0.24)        $       (0.31)
                                                             --------------        --------------
                                                             --------------        --------------

Common shares outstanding - basic and diluted........               186,329               182,160
                                                             --------------        --------------
                                                             --------------        --------------




(1) Consists of a charge for in-process R&D ($17 million) and merger-related expenses

(2) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS")

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                                                 Three Months Ended September 30,
                                                                               ------------------------------------
                                                                                  1998                       1997
                                                                                  ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................      $   (43,666)               $   (55,538)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Depreciation and amortization.....................................           62,995                     80,009
     Write-off of acquired in-process technology.......................               --                     16,900
     Gain on sale of a portion of SGI interest in MIPS.................          (53,963)                        --
     Other.............................................................           27,319                     (4,868)
     Changes in operating assets and liabilities:
       Accounts receivable.............................................          183,646                    437,699
       Inventories.....................................................           40,767                     (9,771)
       Accounts payable................................................          (55,381)                   (59,398)
       Other assets and liabilities....................................          (80,252)                   (10,293)
                                                                             -----------                -----------
         Total adjustments.............................................          125,131                    450,278
                                                                             -----------                -----------
     Net cash provided by operating activities.........................           81,465                    394,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................          (48,583)                   (44,112)
Proceeds from sale of a portion of SGI interest in MIPS................           53,963                         --
Increase in other assets...............................................          (55,110)                   (64,861)
Purchases of restricted investments....................................          (53,207)                        --
Available-for-sale investments:
     Purchases.........................................................          (73,072)                   (25,171)
     Sales.............................................................           27,990                         --
     Maturities........................................................           44,371                         --
                                                                             -----------                -----------
     Net cash used in investing activities.............................         (103,648)                  (134,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt.......................................................              180                      5,134
Payments of debt principal.............................................           (1,279)                   (48,444)
Sale of SGI common stock...............................................            2,303                     40,228
Repurchase of SGI stock................................................          (28,331)                        --
Sale of MIPS common stock..............................................           15,872                         --
Cash dividends - preferred stock.......................................             (131)                      (131)
                                                                             -----------                -----------
     Net cash used in financing activities.............................          (11,386)                    (3,213)
                                                                             -----------                -----------

Net (decrease) increase in cash and cash equivalents...................          (33,569)                   257,383
Cash and cash equivalents at beginning of period.......................          506,639                    227,222
                                                                             -----------                -----------
Cash and cash equivalents at end of period.............................      $   473,070                $   484,605
                                                                             -----------                -----------
                                                                             -----------                -----------



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and MIPS after elimination of significant intercompany transactions and balances. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.   SALE OF INTEREST IN MIPS TECHNOLOGIES, INC.

The public offering of a 14.8% interest in the Company's subsidiary, MIPS, closed on July 6, 1998. Proceeds, net of issuance costs, to the Company and MIPS were $54 million and $16 million, respectively. The accompanying condensed consolidated financial statements include the operations of MIPS on a fully consolidated basis. The publicly held minority interest in the earnings of MIPS for the first quarter of fiscal 1999 ($0.5 million) is included in interest and other income (expense), net in the condensed consolidated statement of operations. The publicly held minority interest in the net assets of MIPS ($3 million) is included in long-term debt and other in the condensed consolidated balance sheet.

3.   INVENTORIES.

Inventories consist of (in thousands):

                                          September 30, 1998     June 30, 1998
                                          ------------------     -------------
     Components and subassemblies             $ 19,202             $114,139
     Work-in-process                           116,220               74,961
     Finished goods                             54,407               47,917
     Demonstration systems                      94,296               85,806
                                              --------            ---------

     Total inventories                        $284,125             $322,823
                                              --------            ---------
                                              --------            ---------

4.   RESTRICTED INVESTMENTS.

Restricted investments consist of short-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name and custodied with a major financial institution.

5.   PROPERTY AND EQUIPMENT.
     (in thousands)

                                          September 30, 1998     June 30, 1998
                                          ------------------     -------------
     Property and equipment, at cost          $ 864,710            $ 865,926
     Accumulated depreciation and
       amortization                            (419,496)            (420,506)
                                              ---------            ---------

     Net property and equipment               $ 445,214            $ 445,420
                                              ---------            ---------
                                              ---------            ---------

6.   SHORT-TERM BORROWINGS

Effective November 5, 1998, the Company elected to terminate its commitment related to an unsecured $250 million revolving credit facility. This facility was unused in fiscal 1998 and 1997.

7.   RESTRUCTURING CHARGES.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with revenue levels and restoring long-term profitability to the Company. The process of developing this program continued during the balance of fiscal 1998 and included a reevaluation of the Company's core competencies, technology roadmap and business model, as well as development of its fiscal 1999 operating plan. The Company's restructuring activity in fiscal 1998 consisted primarily of eliminating approximately 1,700 positions, approximately 1,200 of which were eliminated as of September 30, 1998, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Through September 30, 1998, these actions have resulted in aggregate charges of $144 million, of which approximately $93 million have used or will use cash, and $51 million were non-cash charges. The Company expects that the remaining $44 million accrued balance at September 30, 1998 will result in cash expenditures of approximately $41 million over the next nine months and will be funded from working capital.

The following table depicts the restructuring activity during the first quarter of fiscal 1999:


                                              Balance at           Spending/             Balance at
Category                                     June 30, 1998          Charges          September 30, 1998
-------------------------------------------------------------------------------------------------------
(in thousands)
Severance and related charges                  $  49,403          $ (17,019)             $  32,384
Operating asset reserves                           4,220             (1,556)                 2,664
Canceled contracts                                 2,055               (300)                 1,755
Vacated facilities                                 7,274               (643)                 6,631
Other                                                894               (346)                   548
                                               ---------          ---------              ---------
                                               $  63,846          $ (19,864)             $  43,982
                                               ---------          ---------              ---------
                                               ---------          ---------              ---------

8.   EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                                         Three Months Ended
                                                                            September 30,
                                                                  ----------------------------------
(in thousands, except per share amounts)                                 1998             1997
----------------------------------------------------------------------------------------------------
Net loss                                                              $ (43,666)        $ (55,538)
Less preferred stock dividends                                             (131)             (131)
                                                                      ---------         ---------
Net loss available to common
    stockholders                                                      $ (43,797)        $ (55,669)
                                                                      ---------         ---------
                                                                      ---------         ---------

Weighted average shares outstanding--basic and diluted                  186,329           182,160
                                                                      ---------         ---------
                                                                      ---------         ---------

Net loss per share--basic and diluted                                 $   (0.24)        $   (0.31)
                                                                      ---------         ---------
                                                                      ---------         ---------
Potentially dilutive securities excluded from computations
because they are anti-dilutive                                            9,984            18,045
                                                                      ---------         ---------
                                                                      ---------         ---------

9.   COMPREHENSIVE INCOME.

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") as of the first quarter of fiscal 1999. SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components, however it has no impact on the Company's consolidated financial position or results of operations.

The components of comprehensive income, net of tax, are as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                              ------------------------------
                                                                   1998            1997
--------------------------------------------------------------------------------------------
(in thousands)
Net loss                                                          $ (43,666)     $ (55,538)
Change in unrealized gain on
    available-for-sale investments                                       77            311
Foreign currency translation adjustments                              9,714         (7,918)
                                                                  ---------      ---------
Comprehensive income                                              $ (33,875)     $ (63,145)
                                                                  ---------      ---------
                                                                  ---------      ---------

The components of accumulated other comprehensive income, net of tax, are as follows:

                                                                   Three Months Ended
                                                            ---------------------------------
                                                            September 30, 1998  June 30, 1998
---------------------------------------------------------------------------------------------
(in thousands)
Unrealized gain (loss) on investments                             $      7       $    (70)
Foreign currency translation adjustments                            10,751          1,037
                                                                  --------       --------
Accumulated other comprehensive income                            $ 10,758       $    967
                                                                  --------       --------
                                                                  --------       --------


10.  STOCK REPURCHASE PROGRAM.

The Company's board of directors has authorized the repurchase of up to 22.5 million shares of its common stock in the open market or in private transactions. The Company has entered into a series of transactions to effect the repurchase of its common stock. To date, the Company repurchased approximately 9.7 million shares of its common stock in the open market, of which 2.6 million shares were repurchased in the first quarter of fiscal 1999. In addition, the Company purchased approximately 2.0 million shares of common stock using a forward purchase arrangement during the first quarter of fiscal 1999 under an agreement with an independent third party. Under this forward purchase arrangement, the purchase price will be paid in the next three years at a pre-determined price based on third-party acquisition cost. The timing and method of payment (net-share or full physical settlement) is at the discretion of the Company. At September 30, 1998, the Company also has outstanding sold put obligations covering approximately 1.8 million shares at an average exercise price of $13.17. The put obligations are exercisable only at expiration, with expiration dates in the second quarter of fiscal 1999. Repurchased shares are available for use under the Company's employee stock plans and for other corporate purposes.

11.  CONTINGENCIES.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Quarterly Report on Form 10-Q includes forward looking statements regarding the Company's business, objectives, financial condition and future performance. These forward looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, the benefits expected to result from the transition of our business from declining markets to growth markets, headcount reductions, conversion to the Euro, year 2000 issues and legal proceedings. We have based these forward looking statements on our current expectations about future events. These forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for the Company's products, including expected rates of growth and decline in the Company's current markets; adverse business conditions; changes in customer order patterns; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross margins; continued success in technological advancements and new product introduction, including development and successful introduction of strategic products for specific markets; inability to effectively implement the Company's desktop and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on the Company's partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with year 2000 requirements; risks associated with implementation of the Company's new business practices, processes and information systems; litigation involving intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
--------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                                    Three Months Ended
                                                       September 30,
                                                  -------------------------
                                                      1998         1997
                                                      ----         ----
Product and other revenue.......................      74.1%         80.8%
Service revenue.................................      25.9          19.2
                                                    ------        ------
Total revenue...................................     100.0%        100.0%

Gross margin....................................      38.6          43.0

Research and development........................      16.6          15.2
Selling, general and  administrative............      37.8          34.0
Other operating expense.........................        --           2.5
                                                    ------        ------
Operating loss..................................     (15.8)         (8.7)

Interest and other income (expense), net........       8.3          (0.3)
                                                    ------        ------
Loss before income taxes........................      (7.5)         (9.0)

Benefit for income taxes........................      (0.4)         (1.8)
                                                    ------        ------

Net loss........................................      (7.1)%        (7.2)%
                                                    ------        ------
                                                    ------        ------

REVENUE BY GEOGRAPHY
--------------------------------------------------------------------------------


                                                                                              Year/Year
                                              Three Months Ended September 30,           Increase (Decrease)
                                              --------------------------------           -------------------
($ in millions)                                  1998               1997
                                                 ----               ----
Americas                                          $325               $423                       (23)%
Europe                                             184                191                        (4)%
Rest of World(1)                                   107                154                       (31)%
                                                   ---                ---
Total revenue                                     $616               $768                       (20)%
                                                   ---                ---
                                                   ---                ---


                                              Three Months Ended September 30,
                                              --------------------------------
                                                 1998               1997
                                                 ----               ----
(as a percentage of total revenue)
Americas                                         53%                 55%
Europe                                           30%                 25%
Rest of World(1)                                 17%                 20%

(1) "Rest of World" includes principally Japan and the Asia-Pacific region.

REVENUE BY PRODUCT LINE
--------------------------------------------------------------------------------

                                               Three Months Ended September 30,
(as a percentage of product                    --------------------------------
revenue, excluding other revenue)              1998                        1997
                                               ----                        ----
Servers (primarily from the Origin-TM- and
CRAY-Registered Trademark- families)            53%                         50%

Graphics Systems (primarily from the
O2-TM-, OCTANE-Registered Trademark- and
Onyx2-TM- families)                             47%                         50%

REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, fees and royalty payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance.

Revenue for the first quarter of fiscal 1999 decreased $152 million or 20% compared with the first quarter of fiscal 1998, reflecting a decline in product and other revenue across all product lines and regions, offset somewhat by an increase in service revenue. The effects of strong competition, particularly in the shrinking UNIX-Registered Trademark-workstation market, as well as a weakening vector supercomputer market, were the principal factors contributing to a decline in unit volumes. The effect of the shrinking UNIX workstation market was far less pronounced in Europe compared with other regions. Europe experienced relatively higher growth in customer and professional services as well. The Company believes that the declines in the UNIX workstation and vector supercomputer markets are long-term trends, and that its future success will require that a larger proportion of its revenues come from growing markets including the market for scalable servers such as the Origin family and Windows NT-Registered Trademark- based workstations such as those planned for introduction in the second half of fiscal 1999. See "Risks That Affect Our Business."

The Company's consolidated backlog at September 30, 1998 was $317 million, compared with backlog of $360 million at June 30, 1998.

GROSS MARGIN. Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Cost of service revenue includes all costs incurred in the support and maintenance of the Company's products.

Gross margin of 38.6% for the first quarter of fiscal 1999 declined compared with gross margin of 43.0% for the first quarter of fiscal 1998. This decline is primarily due to competitive pricing pressures noted across all product lines and proportionately higher service revenue, offset in part by a reduction in inventory reserve charges year over year. The Company believes it will continue to experience margin pressure, particularly in its supercomputer and desktop product lines. In particular, the Company's forthcoming windows NT based systems will compete directly in the high-end of the personal computer marketplace in which gross margins are typically well below the average gross margin levels that the Company has historically recorded. See "Risks That Affect Our Business."

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Operating expense for the first quarter of fiscal 1999 declined 11% in absolute dollars compared with the same period a year ago, but increased as a percentage of total revenue from 49.2% to 54.4%. The decrease in absolute dollars resulted from comparatively lower headcount of approximately 1,300 positions and efforts to control spending through more focused project selection and management. As a percentage of total revenue, operating expense increased principally due to the decrease in revenue.

OTHER OPERATING EXPENSE. Other operating expense for the first quarter of fiscal 1998 consists of a $17 million charge for acquired in-process technology recorded in connection with the acquisition of ParaGraph and $2 million of merger-related expenses.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net for the first quarter of fiscal 1999 was $51.3 million compared with ($2.3) million for the first quarter of fiscal 1998. The increase in income primarily reflects a $54 million gain on the sale of a portion of the Company's interest in MIPS, higher interest income attributable to higher invested cash balances and a favorable impact resulting from the Company's balance sheet hedging program. The increase was partially offset by expense associated with the Company's economic hedging program and the write-off of an investment.

TAXES. The Company's effective tax benefit rate for the first quarter of fiscal 1999 was 23%, excluding the impact of the $54 million gain on the sale of a portion of its interest in MIPS. The Company's effective tax benefit rate for the first quarter of fiscal 1998 was 26%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology. The fiscal 1998 and 1999 benefit rates differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At September 30, 1998, the Company had net deferred tax assets of $533 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $1 billion of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

FINANCIAL CONDITION

At September 30, 1998, cash and cash equivalents and marketable and restricted investments totaled $757 million, up from $737 million at June 30, 1998. Included in the September 30, 1998 balance is approximately $53 million of restricted investments that collateralize letters of credit and an equity forward purchase arrangement. Operating activities generated $81 million during the first three months of fiscal 1999 compared with $395 million during the first three months of fiscal 1998. Despite the net loss for the first three months of fiscal 1998, cash flow from operating activities was positive principally due to a significant decrease in accounts receivable due in part to shorter collection cycles and a reduction in inventory levels, offset in part by a reduction in accounts payable. Investing activities, other than changes in the Company's available-for-sale and restricted investments, consumed $50 million in cash during the first three months of fiscal 1998, principally for the acquisition of capital equipment and spare parts and an investment in a computer graphics technology company. This use of cash for investing activities was offset in part by proceeds from the sale of a portion of the Company's interest in MIPS. The principal financing activities during the first three months of fiscal 1999 included the use of $28 million to repurchase shares of the Company's common stock, offset in part by the proceeds from the public offering of MIPS common stock.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. For more information, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. Restructuring charges have been and will be funded through current working capital.

At September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $704 million. The Company believes that these principal sources of liquidity along with cash generated from operations and other resources available to the Company should be adequate to fund the Company's projected cash flow needs. As a result of the Company's strong cash position, it has elected to terminate its $250 million revolving credit facility effective November 5, 1998. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

BUSINESS TRANSITION. Two of the principal market sectors in which the Company competes -- UNIX workstations and vector supercomputers -- have declined over the past year, and the Company believes that these declines represent long-term trends. The Company's goal is to transition an increasing proportion of its revenues to growing markets, including Intel-Registered Trademark- -based Windows NT workstations and UNIX based scalable servers such as the Company's Origin server product family. The Company's ability to achieve its revenue objectives over the next several quarters will largely depend on the extent to which growth in the Origin family and (beginning in the second half of fiscal
1999) Windows NT workstation products compensates for the expected decline in the other market sectors.

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

DESKTOP SYSTEM STRATEGY. The Company has under development a family of desktop systems that will be based upon Intel microprocessors and the Windows NT operating system. These systems are scheduled for introduction in early calendar 1999, and there is no assurance that they will account for significant revenue in the latter half of fiscal 1999. Success in this market segment will require that the Company adapt to very different requirements: high volume, lower margins, low-cost manufacturing and distribution, marketing to a broader audience, and new approaches to customer interface and support. The Company will also be required to maintain and extend its customer relationships through a complex product transition and to support a product line which includes multiple operating systems. In particular, although the Company plans to continue to invest in and support its current line of UNIX for MIPS-Registered Trademark- based workstations, there is a risk that revenue from this business will be materially reduced by the announcement of the new product family. The Company believes that its future success in this market segment will largely depend on its making the right strategic choices and on effective execution.

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

EXPENSE REDUCTION PROGRAM. During fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with current revenue levels and restoring long-term profitability to the Company. The Company is seeking to further reduce its fiscal 1999 operating expenses significantly below the level of fiscal 1998 operating expenses. Through an overall program including the elimination of positions, managed hiring and generally tighter operating expense controls, the Company is seeking to achieve a sustainable reduction in its expense structure. The Company's success in reducing its operating expenses significantly in the first quarter of fiscal 1999 must be maintained through the balance of the fiscal year. While the Company's objective is to reduce its costs in ways that will not have a material impact on revenue levels, there can be no assurance that this will be achieved.

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

PROCESS RE-ENGINEERING. The Company is undertaking a series of programs aimed at redesigning some of its core business processes and related information technology. The goals of these programs include more predictable operational performance, lower operating expenses, greater quality and customer satisfaction, and improved asset management. The Company believes that the success of these programs is critical to its long-term competitive position. Implementing these changes will require, among other things, enhanced information systems, substantial training and disciplined execution. There can be no assurance that these programs will be implemented successfully, or that disruptions to the Company's operations will not occur in the process.

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

YEAR 2000 COMPLIANCE Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As for many other companies, the year 2000 computer issue poses a potential risk for the Company both as a user of information systems in the operation of its business and as a supplier of computer systems and related software, including operating system software, to customers.

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

The Company is implementing a program to support customer efforts to achieve year 2000 compliance. This program includes encouraging customers and independent software vendors to adopt the Company's recently released IRIX
6.5 operating system, which the Company believes is year 2000 compliant, and additional customer support procedures. The Company also has made available software upgrades for some earlier releases of its IRIX operating system. The Company believes that the hardware systems it expects to support beyond 1999, when running on compliant operating systems, will be year 2000 compliant. The Company's older products may require upgrade or replacement to become year 2000 compliant. The Company believes that it generally is not legally responsible for costs incurred by customers to achieve their year 2000 compliance. However, the Company may experience increasing customer satisfaction costs relating to these issues over the next few years.

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

The Company expects to complete a preliminary estimate of year 2000 project costs during the second quarter of fiscal 1999. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

The Year 2000 disclosure set forth above is a "year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure relates to year 2000 processing of the Company or to products or services offered by the Company, is also a "year 2000 readiness disclosure" as defined in the Year 2000 Act.

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

The information required under this Item 3 is included in the section above entitled Market Risk.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on October 27, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Richard E. Belluzzo was elected a Director at the meeting. The Directors whose terms of office continued after the meeting are C. Richard Kramlich, Lucille Shapiro, Robert B. Shapiro, Robert R. Bishop, Robert A. Lutz and James A. McDivitt. Allen F. Jacobson and James G. Treybig did not stand for re-election and the Board adopted an amendment to the bylaws to reduce the number of directors from nine to seven effective October 27, 1998.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

         1. To elect a Class III Director of the Company to serve for a three-year term.

              RICHARD E. BELLUZZO:
              For:  158,757,725                  Withheld:  1,640,210

         2. To approve the adoption of the Company's 1998 Employee Stock Purchase Program.

              For:  82,752,577     Against:  18,254,325     Abstain:  558,541
              Non-vote:  58,832,492

         3. To ratify the appointment of Ernst & Young LLP, as independent auditors of the Company for the fiscal year ending June 30, 1999.

              For:  159,527,244       Against:  558,161      Abstain:  312,530

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.40 Termination letter dated October 28, 1998 from the Company to Bank of America, National Trust and Savings Association.

         10.41 Amendment No. 4 to Guaranty from the Company to Virtual Funding Limited Partnership dated as of August 25, 1998.

         27.1   Financial Data Schedule.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 13, 1998                SILICON GRAPHICS, INC.
                                         a Delaware corporation




                                    By:  Steven J. Gomo
                                       ----------------------------------------
                                         Steven J. Gomo
                                         Senior Vice President and Chief
                                            Financial Officer
                                         (Principal Financial and Accounting
                                            Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------
10.40       Termination letter dated October 28, 1998 from the Company to
            Bank of America, National Trust and Savings Association.

10.41       Amendment No. 4 to Guaranty from the Company to Virtual Funding
            Limited Partnership dated as of August 25, 1998.

27.1        Financial Data Schedule