Form 10-Q
period 1998-12-31
SILICON GRAPHICS INC /CA/
filed 1999-02-16
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934.
         For the quarterly period ended DECEMBER 31, 1998.

or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from     to     .
                                       -----  -----

                         COMMISSION FILE NUMBER 1-10441

                             SILICON GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     94-2789662
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

              As of January 29, 1999 there were 187,604,253
                   shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets........................    3

         Condensed Consolidated Statements of Operations..............    4

         Condensed Consolidated Statements of Cash Flows..............    5

         Notes to Condensed Consolidated Financial Statements.........    6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition.............   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..   18



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................   19

Item 6.  Exhibits and Reports on Form 8-K.............................   19

Signatures  ..........................................................   20

Index to Exhibits  ...................................................   21

TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, OCTANE and Onyx are registered trademarks and O2, Origin, Onyx2, Silicon Graphics 320 and Silicon Graphics 540 are trademarks of Silicon Graphics, Inc. CRAY is a registered trademark of Cray Research, LLC. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            December 31,          June 30,
                                                                                1998              1998 (1)
                                                                            ------------        ------------
                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................      $   435,040         $    506,639
     Short-term marketable investments.................................          262,296              230,081
     Accounts receivable, net..........................................          465,952              665,420
     Inventories.......................................................          254,668              322,823
     Prepaid expenses and other current assets.........................          355,433              340,409
                                                                             -----------          -----------
         Total current assets..........................................        1,773,389            2,065,372

Other marketable investments...........................................           10,017                   --
Restricted investments.................................................           53,211                   --

Property and equipment, net............................................          436,606              445,420

Other assets...........................................................          508,411              453,914
                                                                             -----------          -----------
                                                                             $ 2,781,634          $ 2,964,706
                                                                             -----------          -----------
                                                                             -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................     $    151,027         $    215,260
     Other current liabilities.........................................          817,469              881,412
                                                                             -----------          -----------
         Total current liabilities.....................................          968,496            1,096,672

Long-term debt and other...............................................          402,318              403,522

Stockholders' equity:
     Preferred stock...................................................           16,998               16,998
     Common stock and additional paid-in capital.......................        1,422,083            1,407,108
     Retained earnings (accumulated deficit)...........................           (8,604)              65,415
     Treasury stock....................................................          (28,460)             (25,976)
     Accumulated other comprehensive income............................            8,803                  967
                                                                             -----------          -----------
         Total stockholders' equity....................................        1,410,820            1,464,512
                                                                             -----------          -----------
                                                                             $ 2,781,634          $ 2,964,706
                                                                             -----------          -----------
                                                                             -----------          -----------


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

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months                      Six Months
                                                                  Ended December 31,               Ended December 31,
                                                              ---------------------------     ----------------------------
                                                                   1998           1997              1998           1997
                                                                   ----           -----             ----           ----
Product and other revenue............................         $   516,053    $    697,100     $     973,037  $   1,317,796
Service revenue......................................             168,770         153,665           328,142        300,962
                                                              -----------    ------------     -------------  -------------
     Total revenue...................................             684,823         850,765         1,301,179      1,618,758

Costs and expenses:
     Cost of product and other revenue...............             292,672         393,219           576,861        744,879
     Cost of service revenue.........................             102,301          85,772           196,852        172,035
     Research and development........................              97,179         117,113           199,317        233,467
     Selling, general and administrative.............             222,005         251,262           454,933        512,683
     Other operating expense (1).....................              (8,000)         52,729            (8,000)        71,830
                                                              -----------    ------------     -------------  -------------
         Total costs and expenses....................             706,157         900,095         1,419,963      1,734,894
                                                              -----------    ------------     -------------  -------------

Operating loss ......................................             (21,334)        (49,330)         (118,784)      (116,136)

Gain on sale of a portion of SGI interest in MIPS (2)                  --              --            53,963             --
Interest and other income (expense), net.............              (3,524)          1,538            (6,233)          (769)
                                                              -----------    ------------     -------------  -------------
Loss before income taxes.............................             (24,858)        (47,792)          (71,054)      (116,905)

Income tax benefit...................................              (4,517)        (16,313)           (7,047)       (29,888)
                                                              -----------    ------------     -------------  -------------
Net loss.............................................             (20,341)        (31,479)          (64,007)       (87,017)

Preferred stock dividend requirement.................                (131)           (131)             (262)          (262)
                                                              -----------    ------------     -------------  -------------
Net loss available to common stockholders............         $   (20,472)   $    (31,610)    $     (64,269) $     (87,279)
                                                              -----------    ------------     -------------  -------------
                                                              -----------    ------------     -------------  -------------

Net loss per common share - basic and diluted........         $     (0.11)   $      (0.17)    $       (0.34) $       (0.47)
                                                              -----------    ------------     -------------  -------------
                                                              -----------    ------------     -------------  -------------

Common shares outstanding - basic and diluted........             186,417         187,874           186,373        185,017
                                                              -----------    ------------     -------------  -------------
                                                              -----------    ------------     -------------  -------------

(1) Amount represents a change in previously estimated restructuring costs in the three- and six-month periods ended December 31, 1998. Amount includes an estimated restructuring charge of $53 million in the three- and six-month periods ended December 31, 1997 as well as a $17 million write-off of acquired in-process technology in the six-month period ended December 31, 1997.
(2) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS").

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                         THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                        Six Months Ended December 31,
                                                                        -----------------------------
                                                                           1998                1997
                                                                        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................    $ (64,007)          $ (87,017)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization.....................................      114,219             154,314
  Write-off of acquired in-process technology.......................           --              16,900
  Gain on sale of a portion of SGI interest in MIPS.................      (53,963)                 --
  Other.............................................................       28,850               1,504
  Changes in operating assets and liabilities:
    Accounts receivable.............................................      199,468             410,170
    Inventories.....................................................       60,868              86,876
    Accounts payable................................................      (64,477)            (97,946)
    Other assets and liabilities....................................     (113,686)            (38,998)
                                                                        ---------           ---------
      Total adjustments.............................................      171,279             532,820
                                                                        ---------           ---------
  Net cash provided by operating activities.........................      107,272             445,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................................      (82,961)            (89,258)
Proceeds from sale of a portion of SGI interest in MIPS.............       53,963                  --
Increase in other assets............................................      (51,093)            (71,738)
Purchases of restricted investments.................................     (106,418)                 --
Proceeds from the maturities of restricted investments..............       53,207                  --
Available-for-sale investments:
  Purchases.........................................................     (250,212)            (77,518)
  Sales.............................................................      107,740               3,000
  Maturities........................................................      100,531                  --
                                                                        ---------           ---------
  Net cash used in investing activities.............................     (175,243)           (235,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt....................................................        4,935              10,822
Payments of debt principal..........................................      (10,703)            (55,319)
Sale of SGI common stock............................................       21,874              65,707
Repurchase of SGI common stock......................................      (35,344)            (25,902)
Sale of MIPS common stock...........................................       15,872                  --
Cash dividends - preferred stock....................................         (262)               (262)
                                                                        ---------           ---------
  Net cash used in financing activities.............................       (3,628)             (4,954)
                                                                        ---------           ---------

Net (decrease) increase in cash and cash equivalents................      (71,599)            205,335
Cash and cash equivalents at beginning of period....................      506,639             227,222
                                                                        ---------           ---------
Cash and cash equivalents at end of period..........................    $ 435,040           $ 432,557
                                                                        ---------           ---------
                                                                        ---------           ---------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                         THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and MIPS, a majority owned subsidiary, after elimination of significant intercompany transactions and balances. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.       SALE OF INTEREST IN MIPS TECHNOLOGIES, INC.

The public offering of a 14.8% interest in the Company's subsidiary, MIPS, closed on July 6, 1998. Proceeds, net of issuance costs, to the Company and MIPS were $54 million and $16 million, respectively. The accompanying condensed consolidated financial statements include the operations of MIPS on a fully consolidated basis. The publicly held minority interest in the earnings of MIPS for the second quarter ($0.6 million) and first six months of fiscal 1999 ($1.1 million) is included in interest and other income (expense), net in the condensed consolidated statement of operations. The publicly held minority interest in the net assets of MIPS ($3.3 million) is included in long-term debt and other in the condensed consolidated balance sheet.

On January 14, 1999, the Company announced its intention to undertake a recapitalization of MIPS. The recapitalization plan is intended to permit a multi-step divestiture of the Company's ownership interest in MIPS, with the divestiture currently expected to be complete by September 30, 2000, subject to market and other conditions, including obtaining a favorable tax ruling as to the tax-free status of the ultimate divestiture. The reduction of the Company's equity position in MIPS is expected to occur through secondary market sales and other transactions. See "Risks That Affect Our Business."

3.       INVENTORIES.

Inventories consist of (in thousands):

                                                  December 31, 1998   June 30, 1998
                                                  -----------------   -------------
         Components and subassemblies                 $  9,691           $114,139
         Work-in-process                               110,992             74,961
         Finished goods                                 50,209             47,917
         Demonstration systems                          83,776             85,806
                                                      --------           --------
                                                      $254,668           $322,823
                                                      --------           --------
                                                      --------           --------

4.       RESTRICTED INVESTMENTS.

Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

5.       PROPERTY AND EQUIPMENT.
         (in thousands)

                                                         December 31, 1998    June 30, 1998
                                                         -----------------    -------------
         Property and equipment, at cost                    $ 854,819           $ 865,926
         Accumulated depreciation and amortization           (418,213)           (420,506)
                                                            ---------           ---------
         Property and equipment, net                        $ 436,606           $ 445,420
                                                            ---------           ---------
                                                            ---------           ---------

6.       SHORT-TERM BORROWINGS.

Effective November 5, 1998, the Company elected to terminate its commitment for an unsecured $250 million revolving credit facility. This facility was unused in fiscal 1999, 1998 and 1997.

7.       RESTRUCTURING CHARGES.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with revenue levels and restoring long-term profitability to the Company. The process of developing this program continued during the balance of fiscal 1998 and included a reevaluation of the Company's core competencies, technology roadmap and business model, as well as development of its fiscal 1999 operating plan. The Company's restructuring activity in fiscal 1998 consisted primarily of eliminating approximately 1,700 positions, approximately 1,300 of which were eliminated as of December 31, 1998, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Through December 31, 1998, these actions have resulted in aggregate charges of $144 million, excluding the adjustment noted below, of which approximately $80 million have used or will use cash, and $64 million were non-cash charges. The Company expects that the remaining $23 million accrued balance at December 31, 1998 will result in cash expenditures of approximately $20 million over the next six months and $3 million will be funded from working capital.

At December 31, 1998, the Company lowered its estimate of the total costs associated with restructuring activity and recorded an adjustment of $8 million. The adjustment primarily reflected lower than estimated severance and related charges attributable to higher than expected attrition, as well as lower per person costs. To a lesser extent, estimated costs of contract cancellations and operating asset reserves were also adjusted.

The following table depicts the restructuring activity during the first six months of fiscal 1999:

                                    Balance at                                    Adjustments:     Balance at
Category                             June 30,             Expenditures             Increase/      December 31,
                                       1998           Cash         Non-cash       (Decrease)         1998
--------------------------------    ----------     ----------     ----------      ----------      ------------
(in thousands)
Severance and related charges        $ 49,403      $ (23,351)     $    (184)      $ (12,000)       $ 13,868
Operating asset reserves                4,220             --         (6,422)          5,416           3,214
Canceled contracts                      2,055           (139)            --          (1,916)             --
Vacated facilities                      7,274         (2,478)          (203)             --           4,593
Other                                     894           (317)            --             500           1,077
                                    ----------     ----------     ----------      ----------      ------------
                                     $ 63,846      $ (26,285)     $  (6,809)      $  (8,000)       $ 22,752
                                    ----------     ----------     ----------      ----------      ------------
                                    ----------     ----------     ----------      ----------      ------------

8.       EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                   Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                                ------------------------------------------------------
(in thousands, except per share amounts)           1998           1997            1998         1997
------------------------------------------------------------------------------------------------------
Net loss                                        $(20,341)      $(31,479)       $(64,007)     $(87,017)
Less preferred stock dividends                      (131)          (131)           (262)         (262)
                                                --------       --------        --------      --------

Net loss available to common stockholders       $(20,472)      $(31,610)       $(64,269)     $(87,279)
                                                --------       --------        --------      --------
                                                --------       --------        --------      --------
Weighted average shares
 outstanding--basic and diluted                  186,417        187,874         186,373       185,017
                                                --------       --------        --------      --------
                                                --------       --------        --------      --------

Net loss per share - basic and diluted          $  (0.11)      $  (0.17)       $  (0.34)     $  (0.47)
                                                --------       --------        --------      --------
                                                --------       --------        --------      --------
Potentially dilutive securities excluded from
 computations because they are anti-dilutive      10,691         10,787          10,219        14,601
                                                --------       --------        --------      --------
                                                --------       --------        --------      --------

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

The components of comprehensive income, net of tax, are as follows:

                                               Three Months Ended            Six Months Ended
                                                  December 31,                 December 31,
                                            ----------------------------------------------------
(in thousands)                                 1998          1997           1998          1997
------------------------------------------------------------------------------------------------
Net loss                                    $(20,341)     $(31,479)      $(64,007)     $(87,017)
Change in unrealized gain on
 available-for-sale investments                   11           115             88           426
Foreign currency translation adjustments      (1,966)       (2,927)         7,748       (10,845)
                                            --------      --------       --------      --------
Comprehensive income                        $(22,296)     $(34,291)      $(56,171)     $(97,436)
                                            --------      --------       --------      --------
                                            --------      --------       --------      --------

The components of accumulated other comprehensive income, net of tax, are as follows:

                                                December 31,     June 30,
(in thousands)                                      1998           1998
-------------------------------------------------------------------------
Unrealized gain (loss) on investments              $   18        $  (70)
Foreign currency translation adjustments            8,785         1,037
                                                   ------        ------
Accumulated other comprehensive income             $8,803        $  967
                                                   ------        ------
                                                   ------        ------

10.      STOCK REPURCHASE PROGRAM.

The Company's board of directors has authorized the repurchase of up to 22.5 million shares of its common stock in the open market or in private transactions. The Company has entered into a series of transactions to effect the repurchase of its common stock. Pursuant to this authorization, the Company has repurchased approximately 10.3 million shares of its common stock in the open market, of which 3.2 million shares were repurchased during the first six months of fiscal 1999. In addition, the Company is committed to purchase approximately 6.0 million shares of common stock pursuant to a forward purchase arrangement with an independent third party. Under this forward purchase arrangement, the purchase price will be paid in the next three years at a pre-determined price based on the third-party acquisition cost. The timing and method of payment (net-share or full physical settlement) is at the discretion of the Company. Included in the 6 million shares of common stock under the forward purchase arrangement were sold put obligations covering approximately 1.8 million shares at an average exercise price of $13.17 that expired and were exercised in the second quarter of fiscal 1999. Repurchased shares are available for use under the Company's employee stock plans and for other corporate purposes.

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

The Company is also defending a securities class action lawsuit involving MIPS Computer Systems, Inc., ("MCSI") which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleges that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The parties to this case reached an agreement to settle the case and signed a memorandum of understanding in December 1998; a Stipulation of Settlement will be presented to the Court shortly. The settlement is subject to final approval of the Court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

This Quarterly Report on Form 10-Q includes forward-looking statements regarding the Company's business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, the benefits expected to result from the transition of our business from declining markets to growth markets, headcount reductions, conversion to the Euro, year 2000 issues and legal proceedings. We have based these forward-looking statements on our current expectations about future events.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for the Company's products, including expected rates of growth and decline in the Company's current markets; adverse business conditions; changes in customer order patterns; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross margins; continued success in technological advancements and new product introduction, including development and successful introduction of strategic products for specific markets; inability to effectively implement the Company's desktop and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on the Company's partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with year 2000 requirements; risks associated with implementation of the Company's new business practices, processes and information systems; litigation involving intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future or otherwise.

RESULTS OF OPERATIONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
-------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)

                                                         Three Months                   Six Months
                                                      Ended December 31,            Ended December 31,
                                                    ------------------------     -------------------------
                                                       1998         1997            1998         1997
                                                       ----         ----            ----         ----

Product and other revenue.........................      75.4%        81.9%          74.8%       81.4%
Service revenue...................................      24.6         18.1           25.2        18.6
                                                       -----        -----          -----       -----
Total revenue.....................................     100.0%       100.0%         100.0%      100.0%

Gross margin......................................      42.3         43.7           40.5        43.4

Research and development..........................      14.1         13.8           15.3        14.4
Selling, general and administrative...............      32.4         29.5           35.0        31.7
Other operating expense...........................      (1.2)         6.2           (0.6)        4.4
                                                       -----        -----          -----       -----
Operating loss....................................      (3.1)        (5.8)          (9.1)       (7.2)

Interest and other income (expense), net..........      (0.5)         0.2            3.7          --
                                                       -----        -----          -----       -----
Loss before income taxes..........................      (3.6)        (5.6)          (5.4)       (7.2)

Income tax benefit................................      (0.6)        (1.9)          (0.5)       (1.8)
                                                       -----        -----          -----       -----

Net loss..........................................      (3.0)%       (3.7)%         (4.9)%      (5.4)%
                                                       -----        -----          -----       -----
                                                       -----        -----          -----       -----

------------------------------------------------------------------------------

REVENUE BY GEOGRAPHY
------------------------------------------------------------------------------

                                             Three Months                          Six Months
                                          Ended December 31,        Year        Ended December 31,        Year
                                      ---------------------------  /Year   -------------------------     /Year
($ in millions)                           1998          1997       Change        1998         1997       Change
                                          ----          ----       ------        ----         ----       ------

Americas                              $    365       $    446       (18)%     $   691       $   869       (20)%
Europe                                     212            259       (18)%         396           450       (12)%
Rest of World (1)                          108            146       (26)%         214           300       (29)%
                                      --------       --------                 -------       -------
Total revenue                         $    685       $    851       (20)%     $ 1,301       $ 1,619       (20)%
                                      --------       --------                 -------       -------
                                      --------       --------                 -------       -------

REVENUE BY GEOGRAPHY
-------------------------------------------------------------------------------
(as a percentage of total revenue)

                                                             Three Months                       Six Months
                                                          Ended December 31,                Ended December 31,
                                                      ---------------------------       ---------------------------
                                                          1998          1997                1998          1997
                                                          ----          ----                ----          ----

Americas                                                   53%           53%                 53%           54%
Europe                                                     31%           30%                 30%           28%
Rest of World (1)                                          16%           17%                 17%           18%

(1)      "Rest of World" includes principally Japan and the Asia-Pacific region


REVENUE BY PRODUCT LINE
-------------------------------------------------------------------------------
(as a percentage of product revenue, excluding other revenue)

                                                                     Three Months                    Six Months
                                                                  Ended December 31,             Ended December 31,
                                                               -------------------------      -------------------------
                                                                  1998         1997              1998         1997
                                                                  ----         ----              ----         ----

Servers (primarily from the CRAY-Registered Trademark-
and Origin-Registered Trademark- families)                         52%          52%               53%          51%

Graphics systems (primarily from the O2-TM-,
Octane-Registered Trademark- and Onyx2-TM-
families)                                                          48%          48%               47%          49%


REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, fees and royalty payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance and professional services revenue.

Revenue for both the second quarter and first six months of fiscal 1999 declined 20% compared with the corresponding periods of fiscal 1998. Product and other revenue for the second quarter of fiscal 1999 declined compared with the corresponding period of fiscal 1998, primarily due to strong competition in the shrinking UNIX-Registered Trademark- workstation market as well as a weakening vector supercomputer market, offset in part by growth in the Company's high-end graphics business. Product and other revenue for the first six months of fiscal 1999 declined compared with the corresponding period of fiscal 1998 reflecting a decline across all product lines and regions primarily within the UNIX workstation and vector supercomputer markets. Scalable server product revenue declined to a much lesser degree than UNIX workstation and vector supercomputer product revenue and increased in the Americas and Europe for both the second quarter and first six months of fiscal 1999 compared with the corresponding periods of fiscal 1998. Service revenue increased for both the second quarter and first six months of fiscal 1999 compared with the corresponding periods of fiscal 1998 reflecting increased demand across all regions, particularly in the Americas and Europe. The increase in service revenue is primarily due to growth of the Company's professional services business coupled with a slight increase in revenue generated from support and maintenance.

The Company believes that the decline in the UNIX workstation and vector supercomputer markets are long-term trends, and that its future success will require that a larger proportion of its revenue come from growing markets including the market for scalable servers, such as the Origin family, and Windows NT-Registered Trademark- based workstations, such as its Visual Workstations introduced in January 1999. See "Risks That Affect Our Business."

The Company's consolidated backlog at December 31, 1998 was $366 million, compared with backlog of $317 million at September 30, 1998.

GROSS MARGIN. Cost of product and other revenue includes costs related to product shipments comprising materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Cost of service revenue includes all costs incurred in the support and maintenance of the Company's products, as well as costs to deliver professional services.

Gross margin of 42.3% and 40.5% for the second quarter and first six months of fiscal 1999, respectively, declined compared with gross margin of 43.7% and 43.4%, respectively, for the corresponding periods of fiscal 1998. This decline is primarily due to competitive pricing pressures noted across all product lines and proportionately higher service revenue, offset in part by favorable foreign currency effects year over year. The Company believes it will continue to experience margin pressure, particularly in its supercomputer and desktop product lines. In particular, the Visual Workstations will compete directly in the high-end of the personal computer marketplace in which gross margins are typically well below the average gross margin levels that the Company has historically recorded. See "Risks That Affect Our Business."

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). In absolute dollars, operating expense for the second quarter and first six months of fiscal 1999 declined 13% and 12%, respectively, compared with the corresponding periods a year ago, but increased as a percentage of total revenue from 43.3% to 46.6% and from 46.1% to 50.3%, respectively. The decrease in absolute dollars resulted from comparatively lower headcount of approximately 1,000 positions and other expense control measures. As a percentage of total revenue, operating expense increased principally due to the decrease in revenue.

OTHER OPERATING EXPENSE. Other operating expense for the second quarter and first six months of fiscal 1999 represents a change in previously estimated restructuring costs. For the second quarter and first six months of fiscal 1998 other operating expense includes an estimated restructuring charge of $53 million. Also included in the first six months of fiscal 1998 is a $17 million charge for acquired in-process technology recorded in connection with the acquisition of ParaGraph and $2 million of merger-related expense. For more information regarding the Company's restructuring activity, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in
Part I of this Quarterly Report.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net for the second quarter of fiscal 1999 was ($3.5) million compared with $1.5 million for the second quarter of fiscal 1998. The year over year change primarily reflects an increase in foreign exchange option premium costs and a settlement of the securities class action lawsuit that SGI was defending as a successor in interest to MIPS Computer Systems, Inc.
(MCSI). Increases in expense were offset in part by a reduction in costs associated with the Company's economic hedging program and a favorable impact resulting from the Company's balance sheet hedging program. Interest and other income (expense), net for the first six months of fiscal 1999 was $47.7 million compared with ($0.8) million for the first six months of fiscal 1998. The year over year change primarily reflects a $54 million gain on the sale of a portion of the Company's interest in MIPS, higher interest income attributable to higher invested cash balances, a reduction in costs associated with the Company's economic hedging program and a favorable impact resulting from the Company's balance sheet hedging program. These favorable impacts were partially offset by an increase in foreign exchange option premium costs, the write-off of an investment and settlement of the MCSI lawsuit.

TAXES. The Company's effective tax benefit rate for the first six months of fiscal 1999 was 23%, excluding the impact of the $54 million gain on the sale of a portion of its interest in MIPS in the first quarter of fiscal 1999 and an $8 million change in previously estimated restructuring costs in the second quarter of fiscal 1999, which were tax effected at 38%. The Company's effective tax benefit rate for the first six months of fiscal 1998 was 20%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology in the first quarter of fiscal 1998 and the 38% tax benefit resulting from the $53 million restructuring charge in the second quarter of fiscal 1998. The fiscal 1998 and 1999 benefit rates, excluding the impact of the MIPS gain and change in estimated restructuring costs in fiscal 1999 and the in-process technology and restructuring charges in fiscal 1998, differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At December 31, 1998, the Company had net deferred tax assets of $541 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $1 billion of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

FINANCIAL CONDITION

At December 31, 1998, cash and cash equivalents and marketable and restricted investments totaled $761 million, up from $737 million at June 30, 1998. Included in the December 31, 1998 balance is approximately $53 million of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement. Operating activities generated $107 million during the first six months of fiscal 1999 compared with $446 million during the first six months of fiscal 1998. Despite the net loss for the first six months of fiscal 1999, cash flow from operating activities was positive principally due to a decrease in accounts receivable, due in part to shorter collection cycles, and a reduction in inventory levels due to improved inventory management, including outsourcing of certain manufacturing activities. Investing activities, other than changes in the Company's available-for-sale and restricted investments, consumed $80 million in cash during the first six months of fiscal 1999, principally for the acquisition of capital equipment and spare parts and an investment in a computer graphics technology company. The use of cash for investing activities was offset, in part, by proceeds from the sale of a portion of the Company's interest in MIPS. The principal financing activities during the first six months of fiscal 1999 included the use of $35 million to repurchase shares of the Company's common stock, offset by proceeds from employee stock purchase plan issuances, employee stock option exercises and proceeds from the public offering of MIPS common stock.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing operating expenses more in line with the current environment and restoring profitability to the Company's operations. For more information, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. Restructuring charges have been, and will be funded, through current working capital.

On January 14, 1999, the Company announced its intention to undertake a recapitalization of MIPS. The recapitalization plan is intended to permit a multi-step divestiture of the Company's ownership interest in MIPS with the divestiture expected to be complete by September 30, 2000, subject to market and other conditions, including the receipt of a ruling from the IRS confirming the tax-free status of the ultimate distribution. The reduction of the Company's equity position in MIPS is expected to occur through secondary market sales and other transactions. For more information, see "Risks That Affect Our Business."

At December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $707 million. The Company believes that these principal sources of liquidity, along with cash generated from operations and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. As a result of the Company's strong cash position throughout fiscal 1999, it terminated its $250 million revolving credit facility in November 1998. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

Silicon Graphics operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

BUSINESS TRANSITION. Two of the principal market sectors in which the Company competes -- UNIX workstations and vector supercomputers -- have declined over the past year, and the Company believes that these declines represent long-term trends. The Company's goal is to transition an increasing proportion of its revenues to growing markets, including Intel-Registered Trademark--based workstations and servers and UNIX based scalable servers such as the Company's Origin server product family. The Company also has announced a product roadmap that will, over the next several years, merge the Company's vector supercomputer and scalable server families and ultimately transition the Company's products to the Intel microprocessor architecture. This is a long-term transition, and although some benefits are currently being realized it could take until well into fiscal 2000 or beyond before the Company has achieved its desired business model. The Company's ability to achieve its revenue objectives over the next several quarters will largely depend on the extent to which growth in the Origin family and Windows NT Visual Workstation products compensates for the expected decline in the other market sectors.

DESKTOP SYSTEM STRATEGY. The Company has announced a family of desktop systems, the Silicon Graphics 320-Registered Trademark- and 540-Registered Trademark- Visual Workstations, based upon Intel microprocessors and the Windows NT operating system. The Silicon Graphics 320 system began commercial shipments in February 1999, with the Silicon Graphics 540 system scheduled for introduction in the June quarter. There is no assurance that they will achieve the desired levels of market acceptance, will be available in sufficient quantities to meet demand or will account for significant revenue in the latter half of fiscal 1999.

Success in this market segment requires that the Company adapt to very different requirements: high volume, lower margins; managing an outsourced model for manufacturing, distribution, and support; and marketing to higher volume segments in which the Company has not historically participated. The Company will depend on a combination of its existing channels and on newly-established channel relationships to distribute its products in this market segment, with accompanying uncertainty as to how long it will take these new channels to ramp to desired volumes. The Company is also investing in a significant marketing and advertising campaign for the new products, the results of which will not be immediately apparent. The Company will also be required to maintain and extend its customer relationships through a complex product transition and to support a product line which includes multiple operating systems.

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

The Company is also engaged in a transition from its traditional business of supporting its own proprietary UNIX operating systems, IRIX and UNICOS, to supporting additional operating systems such as Windows NT and Linux. The Company believes that this strategy will position it favorably in growth markets, including the market for 32-bit Intel-based servers. A successful transition to this model will require the Company to make effective resource allocation choices and successfully manage a complex set of support and strategic relationships.

EXPENSE REDUCTION PROGRAM. The Company's success in reducing its operating expenses significantly in the first half of fiscal 1999 must be maintained through the balance of the fiscal year. While the Company's objective is to reduce its costs in ways that will not have a material impact on revenue levels, there can be no assurance that this will be achieved.

DEPENDENCE ON PARTNERS AND SUPPLIERS. The Company's business has always involved close collaboration with partners and suppliers. However, many elements of the Company's current business strategy, including the introduction of Intel-based Windows NT workstations, the longer-term transition to the Intel architecture, additional outsourcing of manufacturing, and establishing significant new distribution channels will increase the Company's dependence on Microsoft, Intel and other partners, and on its manufacturing partners and other component suppliers. The Company's business could be adversely affected, for example, if Intel or Microsoft fail to meet product release schedules, if new channels do not ramp to desired levels or if unanticipated quality issues arise with products from these suppliers.

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

The Company's results have followed a seasonal pattern, with stronger sequential growth in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers. Although these trends are expected to continue in fiscal 1999, they are expected to be mitigated to some extent in the third quarter by the introduction of the Visual Workstation line.

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

YEAR 2000 COMPLIANCE. Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As for many other companies, the year 2000 computer issue poses a potential risk for the Company as a user of information systems in the operation of its business, as a supplier of computer systems and related software, including operating system software, to customers, and as a customer of other organizations whose operations may be affected by Year 2000 compliance issues.

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

The Company is implementing a program to support customer efforts to achieve year 2000 compliance. This program includes encouraging customers and independent software vendors to adopt the latest update to its IRIX operating system, which the Company believes is year 2000 compliant, and additional customer support procedures. The Company also has made available software upgrades for some earlier releases of its IRIX operating system. The Company believes that the hardware systems it expects to support beyond 1999, when running on compliant operating systems, will be year 2000 compliant. The Company's older products may require upgrade or replacement to become year 2000 compliant. There can be no assurance that the Company's current products do not contain undetected errors or defects associated with year 2000 functions that may result in material costs to the Company. The Company believes that it generally is not legally responsible for costs incurred by customers to achieve their year 2000 compliance. However, the Company may experience increasing customer satisfaction costs relating to these issues, including potential litigation expenses, over the next few years.

The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. These include not just suppliers of components but also the Company's outsourcing partners in manufacturing and support and even suppliers of basic utilities. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

Certain of the costs associated with the Company's internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) cannot effectively be isolated from other operating expenses, since investing in new systems is both an ordinary cost of doing business and a means to year 2000 compliance. Our current estimates indicate the total costs to insure year 2000 compliance will not be material. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time. The information regarding year 2000 issues provided in this Form 10-Q is based on the Company's current assessment of ongoing activities and is subject to change as the Company continuously monitors these activities. The Company is currently evaluating the need for contingency plans associated with potential year 2000 problems.

The Year 2000 disclosure set forth above is a "year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure related to year 2000 processing of the Company or to products or services offered by the Company, is also a "year 2000 readiness disclosure" as defined in the Year 2000 Act.

INVESTMENT IN MIPS SUBSIDIARY. The value of the Company's interest in its MIPS Technologies, Inc. subsidiary is determined principally by factors outside the Company's control and may fluctuate significantly from time to time. There is no assurance that the Company's interest in MIPS will increase in value or maintain its current level. The Company's ability to realize the value of this interest through a series of divestiture transactions over time is also subject to a number of conditions outside of the Company's control, including the receipt of a favorable ruling from the IRS as to the tax-free status of the ultimate divestiture. There can be no assurance that the Company will be successful in fully realizing the value of the MIPS interest on a tax and market efficient basis.

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

EURO CONVERSION. As with many multinational companies operating in Europe, Silicon Graphics is affected by the conversion of 11 European currencies into the euro beginning in January 1999. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products in Europe, where there already exists substantial price transparency, or increase the likelihood of contract cancellations. The Company also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro is expected to reduce the Company's overall currency risk and simplify the Company's currency risk management process, including its use of derivatives to manage that risk. The costs of addressing the euro conversion are not expected to be material and will be charged to operations as incurred.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a securities class action lawsuit involving MIPS Computer Systems, Inc., ("MCSI") which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleges that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The parties to this case reached an agreement to settle the case and signed a memorandum of understanding in December 1998; a Stipulation of Settlement will be presented to the Court shortly. The settlement is subject to final approval of the Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  February 12, 1999                SILICON GRAPHICS, INC.
                                         a Delaware corporation



                                By:      Steven J. Gomo
                                    -------------------------------------------
                                         Steven J. Gomo
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS

Exhibit             Description
-------             -----------
27.1                Financial Data Schedule