Form 10-Q
period 1999-03-31
SILICON GRAPHICS INC /CA/
filed 1999-05-18
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934. For the quarterly period ended MARCH 31, 1999.

or

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934. For the transition period from      to     .

                         COMMISSION FILE NUMBER 1-10441

                             SILICON GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         94-2789662
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

          1600 AMPHITHEATRE PKWY., MOUNTAIN VIEW, CALIFORNIA 94043-1351
               (Address of principal executive offices)      (Zip Code)

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

               As of April 30, 1999 there were 188,774,262 shares
                            of Common Stock outstanding.

SILICON GRAPHICS, INC.

                                           QUARTERLY REPORT ON FORM 10-Q

                                                 TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets................................................................    3

         Condensed Consolidated Statements of Operations......................................................    4

         Condensed Consolidated Statements of Cash Flows......................................................    5

         Notes to Condensed Consolidated Financial Statements.................................................    6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition.....................................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................................   19

                                            PART II - OTHER INFORMATION

Item 1   Legal Proceedings....................................................................................   20

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   20

Signatures  ..................................................................................................   21

Index to Exhibits  ...........................................................................................   22


TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, OCTANE, Onyx, O2 and IRIX are registered trademarks and Origin and Onyx2 are trademarks of Silicon Graphics, Inc. CRAY and UNICOS are registered trademarks of Cray Research, LLC. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              SILICON GRAPHICS, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                       March 31,                   June 30,
                                                                         1999                      1998 (1)
                                                                      -----------                -----------
                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents....................................     $  343,967                $   506,639
     Short-term marketable investments............................        156,786                    230,081
     Accounts receivable, net.....................................        488,099                    665,420
     Inventories..................................................        241,338                    322,823
     Prepaid expenses and other current assets....................        368,781                    340,409
                                                                      -----------                -----------
         Total current assets.....................................      1,598,971                  2,065,372


Restricted investments............................................        167,771                         --

Property and equipment, net.......................................        392,586                    445,420

Other assets......................................................        579,063                    453,914
                                                                      -----------                -----------
                                                                      $ 2,738,391                $ 2,964,706
                                                                      -----------                -----------
                                                                      -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................    $   176,533                $   215,260
     Other current liabilities....................................        820,220                    881,412
                                                                      -----------                -----------
         Total current liabilities................................        996,753                  1,096,672

Long-term debt and other..........................................        392,466                    403,522

Stockholders' equity:
     Preferred stock..............................................         16,998                     16,998
     Common stock and additional paid-in capital..................      1,422,811                  1,407,108
     Retained earnings (accumulated deficit)......................        (51,473)                    65,415
     Treasury stock...............................................        (41,149)                   (25,976)
     Accumulated other comprehensive income.......................          1,985                        967
                                                                      -----------                -----------
         Total stockholders' equity...............................      1,349,172                  1,464,512
                                                                      -----------                -----------
                                                                      $ 2,738,391                $ 2,964,706
                                                                      -----------                -----------
                                                                      -----------                -----------

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

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (In thousands, except per share amounts)

                                                                      Three Months                      Nine Months
                                                                     Ended March 31,                  Ended March 31,
                                                               --------------------------       --------------------------
                                                                 1999              1998             1999            1998
                                                                 ----              ----             ----            ----
Product and other revenue............................          $ 454,733        $ 552,385       $ 1,427,770     $ 1,870,181
Service revenue......................................            164,442          155,906           492,584         456,868
                                                               ---------        ---------       -----------      ----------
     Total revenue...................................            619,175          708,291         1,920,354       2,327,049

Costs and expenses:
     Cost of product and other revenue...............            256,740          415,222           833,601       1,160,101
     Cost of service revenue.........................            102,896           89,060           299,748         261,095
     Research and development........................             93,331          111,975           292,648         345,442
     Selling, general and administrative.............            215,574          250,917           670,507         763,600
     Other operating expense (1).....................             (6,000)          43,393           (14,000)        115,223
                                                               ---------        ---------       -----------      ----------
         Total costs and expenses....................            662,541          910,567         2,082,504       2,645,461
                                                               ---------        ---------       -----------      ----------

Operating loss ......................................            (43,366)        (202,276)         (162,150)       (318,412)

Gain on sale of a portion of SGI interest in MIPS (2)                 --               --            53,963              --
Interest and other income (expense), net.............             (7,358)            (267)          (13,591)         (1,036)
                                                               ---------        ---------       -----------      ----------
Loss before income taxes.............................            (50,724)        (202,543)         (121,778)       (319,448)

Income tax benefit...................................            (10,767)         (49,974)          (17,814)        (79,862)
                                                               ---------        ---------       -----------      ----------
Net loss.............................................            (39,957)        (152,569)         (103,964)       (239,586)

Preferred stock dividend requirement.................               (131)            (131)             (394)           (394)
                                                               ---------        ---------       -----------      ----------
Net loss available to common stockholders............          $ (40,088)      $ (152,700)     $   (104,358)     $ (239,980)
                                                               ---------        ---------       -----------      ----------
                                                               ---------        ---------       -----------      ----------
Net loss per common share - basic and diluted........          $   (0.21)       $   (0.81)     $      (0.56)     $    (1.29)
                                                               ---------        ---------       -----------      ----------
                                                               ---------        ---------       -----------      ----------
Common shares outstanding - basic and diluted........            186,685          187,643           186,477         185,892
                                                               ---------        ---------       -----------      ----------
                                                               ---------        ---------       -----------      ----------

(1) Amount represents a change in previously estimated restructuring costs in the three- and nine-month periods ended March 31, 1999. Amount primarily represents an estimated restructuring charge in the three- and nine-month periods ended March 31, 1998 as well as a write-off of acquired in-process technology in the nine-month period ended March 31, 1998.

(2) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS")

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                               (In thousands)

                                                                                  Nine Months Ended March 31,
                                                                              -----------------------------------
                                                                                 1999                      1998
                                                                              ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................         $(103,964)                $(239,586)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization.....................................         165,994                   230,816
     Write-off of acquired in-process technology.......................              --                    16,900
     Gain on sale of a portion of SGI interest in MIPS.................         (53,963)                       --
     Other.............................................................          14,365                    32,537
     Changes in operating assets and liabilities:
       Accounts receivable.............................................         177,321                   517,918
       Inventories.....................................................          72,423                   181,059
       Accounts payable................................................         (38,971)                  (60,221)
       Other assets and liabilities....................................        (125,721)                  (29,752)
                                                                              ---------                 ---------
         Total adjustments.............................................         211,448                   889,257
                                                                              ---------                 ---------
     Net cash provided by operating activities.........................         107,484                   649,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................        (113,462)                 (148,903)
Proceeds from sale of a portion of SGI interest in MIPS................          53,963                        --
Increase in other assets...............................................         (88,102)                  (85,369)
Purchases of restricted investments....................................        (244,186)                       --
Proceeds from the maturities of restricted investments.................          76,415                        --
Available-for-sale investments:
     Purchases.........................................................        (341,724)                 (181,948)
     Sales.............................................................         197,740                    28,000
     Maturities........................................................         217,511                    35,222
                                                                              ---------                 ---------
     Net cash used in investing activities.............................        (241,845)                 (352,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt.......................................................           7,446                    12,965
Payments of debt principal.............................................         (21,858)                  (61,302)
Sale of SGI common stock...............................................          38,665                    70,792
Repurchase of SGI common stock.........................................         (68,042)                  (31,263)
Sale of MIPS common stock..............................................          15,872                        --
Cash dividends - preferred stock.......................................            (394)                     (394)
                                                                              ---------                 ---------
     Net cash used in financing activities.............................         (28,311)                   (9,202)
                                                                              ---------                 ---------

Net (decrease) increase in cash and cash equivalents...................        (162,672)                  287,471
Cash and cash equivalents at beginning of period.......................         506,639                   227,222
                                                                              ---------                 ---------
Cash and cash equivalents at end of period.............................       $ 343,967                 $ 514,693
                                                                              ---------                 ---------
                                                                              ---------                 ---------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS.

                            SILICON GRAPHICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and MIPS, a majority-owned subsidiary, after elimination of significant intercompany transactions and balances. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.  SALE OF INTEREST IN MIPS TECHNOLOGIES, INC.

The initial public offering of a 14.8% interest in the Company's subsidiary, MIPS, closed on July 6, 1998. Proceeds, net of issuance costs, to the Company and MIPS were $54 million and $16 million, respectively. The accompanying condensed consolidated financial statements include the operations of MIPS on a fully consolidated basis. The publicly held minority interest in the earnings of MIPS for the third quarter ($1.6 million) and first nine months ($2.7 million) of fiscal 1999 is included in interest and other income (expense), net in the condensed consolidated statement of operations. The publicly held minority interest in the net assets of MIPS ($4.9 million) is included in long-term debt and other in the condensed consolidated balance sheet.

In April 1999, the outstanding common stock of MIPS was recapitalized into Class A and Class B Common Stock to permit a multi-step divestiture of the Company's ownership interest in MIPS. On May 13, 1999, the Company and MIPS commenced a public offering of 6,000,000 shares of the Class A Common Stock of MIPS owned by SGI at an offering price to the public of $34.50 per share. SGI has granted the underwriters of the offering a 30-day option to purchase up to 900,000 additional shares of MIPS Class A Common Stock to cover overallotments, if any. After the offering, SGI will own approximately 69% of the total outstanding shares of Class A and Class B Common Stock of MIPS (67% if the undewriters' overallotment option is exercised in full). As previously announced, SGI currently intends to dispose of its remaining interest in MIPS in one or more transactions through public or private offerings, in a dividend or other distribution to SGI stockholders, in an exchange offer for outstanding shares of SGI's Common Stock, or other transactions. The timing and form of any further disposition by SGI of its MIPS stock is subject to the terms of a 90-day lock-up agreement between SGI and the underwriters, as well as market and other conditions. SGI has announced that it expects its divestiture of its interest in MIPS to be completed in the first half of fiscal 2001. See "Risks That Affect Our Business."

3. INVENTORIES.

Inventories consist of (in thousands):

                                              March 31, 1999     June 30, 1998
                                              --------------     -------------
         Components and subassemblies           $    5,728         $  114,139
         Work-in-process                           109,993             74,961
         Finished goods                             37,124             47,917
         Demonstration systems                      88,493             85,806
                                                ----------         ----------

                                                $ 241,338         $ 322,823
                                                ----------         ----------
                                                ----------         ----------

4. RESTRICTED INVESTMENTS.

Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

5.       PROPERTY AND EQUIPMENT.
         (in thousands)

                                                                March 31, 1999             June 30, 1998
                                                                --------------             -------------
         Property and equipment, at cost                          $ 838,103                 $ 865,926
         Accumulated depreciation and amortization                 (445,517)                  (420,506)
                                                                  ---------                 ----------
         Property and equipment, net                              $ 392,586                 $ 445,420
                                                                  ---------                 ----------
                                                                  ---------                 ----------

6.       INVESTMENT IN WAM!NET INC.

In March 1999, SGI entered into a series of agreements with WAM!NET Inc.
(WNI). WNI is a private company providing digital networking service that integrates high-speed digital file transfer with high-bandwidth data applications intended to improve production workflow in time-sensitive, data-critical industries such as the graphics arts, entertainment and medical imaging. Pursuant to those agreements, SGI acquired a minority interest in WNI preferred stock in exchange for $35 million in cash and title to the Company's campus facility in Eagan, Minnesota valued at $40 million. SGI will account for its investment using the cost method. The two companies also have entered into preferred provider arrangements whereby WNI and SGI each agreed to purchase hardware, software and service from each other over a four-year period beginning January 1, 1999.

7.       SHORT-TERM BORROWINGS.

In November 1998, the Company terminated its commitment for an unsecured $250 million revolving credit facility. This facility was not used in fiscal 1999 or 1998.

8.       RESTRUCTURING CHARGES.

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with revenue levels and restoring long-term profitability to the Company. The process of developing this program continued during the balance of fiscal 1998 and included a reevaluation of the Company's core competencies, technology roadmap and business model, as well as development of its fiscal 1999 operating plan. The Company's restructuring activity in fiscal 1998 consisted primarily of eliminating approximately 1,700 positions, approximately 1,400 of which were eliminated as of March 31, 1999, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Through March 31, 1999, these actions have resulted in aggregate charges of $144 million, excluding the adjustment noted below, of which approximately $75 million have used or will use cash, and $69 million were non-cash charges. The Company expects that the remaining $10 million accrued balance at March 31, 1999 will result primarily in cash expenditures and will be financed through working capital.

In the second and third quarters of fiscal 1999, the Company revised its estimate of the total costs associated with the program described above. As a result, a cumulative adjustment of approximately $14 million has been recorded in fiscal 1999. The adjustment primarily reflects lower than estimated severance and related charges attributable to higher than expected attrition, as well as lower per person costs. To a lesser extent, estimated costs of contract cancellations, operating asset reserves and exiting certain facilities were also adjusted.

The following table depicts the restructuring activity during the first nine months of fiscal 1999:

                                           Balance at     Adjustments:                                   Balance at
Category                                    June 30,        Increase/              Expenditures           March 31,
                                              1998         (Decrease)          Cash         Non-cash         1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands)
Severance and related charges               $ 49,403       $ (15,500)        $(26,296)       $  (184)       $ 7,423
Operating asset write-down                         -           4,216                -         (4,216)             -
Canceled contracts                             2,055          (1,916)            (139)             -              -
Vacated facilities                             7,274          (1,300)          (3,541)          (203)         2,230
Other                                            894             500             (611)             -            783
                                            --------       ---------         --------        -------        -------
                                            $ 59,626       $ (14,000)        $(30,587)       $(4,603)       $10,436
                                            --------       ---------         --------        -------        -------
                                            --------       ---------         --------        -------        -------

9.       EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                             Three Months Ended               Nine Months Ended
                                                                  March 31,                       March 31,
                                                       -------------------------------- -------------------------------
(in thousands, except per share amounts)                    1999             1998            1999            1998
------------------------------------------------------ ---------------- --------------- --------------- ---------------
Net loss                                                   $ (39,957)      $ (152,569)     $ (103,964)     $ (239,586)
Less preferred stock dividends                                  (131)            (131)           (394)           (394)
                                                           ---------       ----------      ----------      ----------
Net loss available to common stockholders                  $ (40,088)      $ (152,700)     $ (104,358)     $ (239,980)
                                                           ---------       ----------      ----------      ----------
                                                           ---------       ----------      ----------      ----------
Weighted average shares
    outstanding--basic and diluted                           186,685          187,643         186,477         185,892
                                                           ---------       ----------      ----------      ----------
                                                           ---------       ----------      ----------      ----------
Net loss per share - basic and diluted                     $   (0.21)      $    (0.81)     $    (0.56)     $    (1.29)
                                                           ---------       ----------      ----------      ----------
                                                           ---------       ----------      ----------      ----------
Potentially dilutive securities excluded from
    computations because they are anti-dilutive               15,770           11,115          12,113          13,359
                                                           ---------       ----------      ----------      ----------
                                                           ---------       ----------      ----------      ----------

10.      COMPREHENSIVE INCOME.

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

The components of comprehensive income, net of tax, are as follows:

                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                     March 31,
                                                   ------------------------------ -----------------------------
(in thousands)                                         1999            1998           1999           1998
-------------------------------------------------- -------------- --------------- -------------- --------------
Net loss                                               $ (39,957)    $ (152,569)     $ (103,964)    $ (239,586)
Change in unrealized gain on                                                                  -
    available-for-sale investments                           (93)           120              (6)           546
Foreign currency translation adjustments                  (6,725)        (3,628)          1,023        (14,473)
                                                       ---------     ----------      ----------     ----------
Comprehensive income                                   $ (46,775)    $ (156,077)     $ (102,947)    $ (253,513)
                                                       ---------     ----------      ----------     ----------
                                                       ---------     ----------      ----------     ----------

The components of accumulated other comprehensive income, net of tax, are as follows:

                                                                    March 31,           June 30,
(in thousands)                                                        1999                1998
-------------------------------------------------------------- ------------------ ------------------
Unrealized gain (loss) on investments                               $    (75)           $   (70)
Foreign currency translation adjustments                               2,060              1,037
                                                                    --------            -------
Accumulated other comprehensive income                              $  1,985            $   967
                                                                    --------            -------
                                                                    --------            -------


11.      STOCK REPURCHASE PROGRAM.

The Company's board of directors has authorized a program to repurchase up to
27.5 million shares of its common stock in open market or in private transactions, option or other forward transactions and other potential methods. In the third quarter of fiscal 1999, the Company bought or agreed to buy approximately 6.2 million shares under this program, including shares covered by an equity forward purchase arrangement with an independent counterparty. At March 31, 1999, the Company had outstanding commitments to buy an aggregate of approximately 12.2 million shares of common stock under its equity forward purchase arrangement, including obligations that were transferred from previous put contracts. Under this arrangement, the purchase price will be paid within the next three years at a pre-determined price based on the third-party's acquisition cost. The timing and method of payment (net-share or full physical settlement) is at the discretion of the Company. The purchase commitment under the equity forward is secured in part by collateral, reflected in the Company's financial statements as restricted investments. Repurchased shares are available for use under the Company's employee stock plans and for other corporate purposes. At March 31, 1999, approximately 3.0 million shares remained available for purchase by the Company under this program.

12.      CONTINGENCIES.

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

The Company is also defending a securities class action lawsuit involving MIPS Computer Systems, Inc., ("MCSI") which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleges that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The parties to this case reached an agreement to settle the case in December 1998, the terms of which were reflected in a Stipulation of Settlement filed with the Court in January 1999. Under the settlement agreement, the defendants have agreed to establish a $15 million escrow fund that shall be administered to pay the representative plaintiffs' costs and attorney fees, to notify and certify members of the class and to pay the claims of class members. The settlement amount was largely covered by insurance. The settlement agreement provides for release of all parties' claims in connection with the class action and is subject to final approval of the Court.

The Company also is defending a securities class action lawsuit involving Alias Research Inc., which the Company acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April
1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The defendants' petition for rehearing en banc with the U.S.
Court of Appeals is pending.

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

We undertake no obligation to publicly update or revise any forward looking statements, whether changes occur as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

OPERATING ITEMS AS A PERCENTAGE OF TOTAL REVENUE
----------------------------------------------------------------------------------------------------------
(PERCENTAGES MAY NOT ADD DUE TO ROUNDING)
                                                         Three Months                  Nine Months
                                                        Ended March 31,              Ended March 31,
                                                    ------------------------     -------------------------
                                                       1999         1998            1999         1998
                                                       ----         ----            ----         ----
Product and other revenue.........................      73.4%        78.0%          74.3%         80.4%
Service revenue...................................      26.6         22.0           25.7          19.6
                                                      ------       ------         ------        ------
Total revenue.....................................     100.0%       100.0%         100.0%        100.0%

Gross margin......................................      41.9         28.8           41.0          38.9

Research and development..........................      15.1         15.8           15.2          14.8
Selling, general and  administrative..............      34.8         35.4           34.9          32.8
Other operating expense...........................      (1.0)         6.1           (0.7)          5.0
                                                      ------       ------         ------        ------
Operating loss....................................      (7.0)       (28.6)          (8.4)        (13.7)

Interest and other income (expense), net..........      (1.2)          --            2.1            --
                                                      ------       ------         ------        ------
Loss before income taxes..........................      (8.2)       (28.6)          (6.3)        (13.7)

Income tax benefit................................      (1.7)        (7.1)          (0.9)         (3.4)
                                                      ------       ------         ------        ------

Net loss..........................................      (6.5)%      (21.5)%         (5.4)%       (10.3)%
                                                      ------       ------         ------        ------
                                                      ------       ------         ------        ------
----------------------------------------------------------------------------------------------------------

REVENUE BY GEOGRAPHY
----------------------------------------------------------------------------------------------------------
                                     Three Months                          Nine Months
                                   Ended March 31,          Year          Ended March 31,           Year
                              ---------------------------   /Year   -------------------------      /Year
($ in millions)                   1999          1998       Change        1999         1998        Change
                                  ----          ----       ------        ----         ----        ------
Americas                      $    329       $    382       (14)%    $  1,019      $  1,252       (19)%
Europe                             163            190       (14)%         560           639       (12)%
Rest of World (1)                  127            136        (6)%         341           436       (22)%
                              --------       --------                --------      --------
Total revenue                 $    619       $    708       (13)%    $  1,920      $  2,327       (17)%
                              --------       --------                --------      --------
                              --------       --------                --------      --------

REVENUE BY GEOGRAPHY
----------------------------------------------------------------------------------------------------------
(as a percentage of total revenue)
                                                Three Months                      Nine Months
                                              Ended March 31,                   Ended March 31,
                                         ---------------------------       ---------------------------
                                             1999          1998                1999          1998
                                             ----          ----                ----          ----
Americas                                     53%           54%                 53%           54%
Europe                                       26%           27%                 29%           27%
Rest of World (1)                            21%           19%                 18%           19%

(1) "Rest of World" includes principally Japan and the Asia-Pacific region

REVENUE BY PRODUCT LINE
----------------------------------------------------------------------------------------------------------
(as a percentage of product revenue, excluding other revenue)

                                                     Three Months                   Nine Months
                                                   Ended March 31,                Ended March 31,
                                               -------------------------      -------------------------
                                                  1999         1998              1999         1998
                                                  ----         ----              ----         ----
Servers (primarily from the
CRAY-Registered Trademark- and Origin-TM-
families)                                         49%          51%               52%          51%

Graphics systems (primarily from the
O2-Registered Trademark-, Octane-Registered
Trademark- and Onyx2-TM-families)                 51%          49%               48%          49%

REVENUE. The Company's product and other revenue are derived primarily from shipment of computer system products, with subsystem and software revenue, fees and royalty payments comprising the remainder. Service revenue is comprised of hardware and software support and maintenance and professional services revenue.

Revenue for both the third quarter and first nine months of fiscal 1999 declined 13% and 17%, respectively, compared with the corresponding periods of fiscal 1998. Product and other revenue for the third quarter of fiscal 1999 declined compared with the corresponding period of fiscal 1998, primarily due to strong competition in the shrinking UNIX-Registered Trademark- workstation market, a weakening vector supercomputer market and lower than anticipated scalable server product revenue. While sales of the Company's new Silicon Graphics-Registered Trademark- 320 visual workstation systems, which began shipping in the third quarter of fiscal 1999, had a modestly positive effect on the year over year quarterly comparison, they fell short of the Company's expectations, delivering only about half of the revenue the Company had hoped to achieve from this new product line in the third quarter. The Company believes that several factors contributed to the slow ramp of Visual Workstation sales, including yield issues as volume production was initiated and start-up issues with the Company's new build to order process for this product. These factors also affected the delivery of field demo and evaluation units needed to generate product demand. The Company has moderated its revenue expectations for this product line in light of the third quarter performance. Product and other revenue for each product line in the first nine months of fiscal 1999 declined compared with the corresponding period of fiscal 1998 reflecting a decline across all existing product lines and all regions. These year over year declines were sharper in the UNIX workstation and vector supercomputer product revenues than in scalable server product revenue for both the third quarter and first nine months of fiscal 1999. However, revenues from the Company's scalable server systems also fell short of the Company's expectations, due principally to competitive issues and the ongoing transition to an industry-oriented solutions selling model. Service revenue increased for both the third quarter and first nine months of fiscal 1999 compared with the corresponding periods of fiscal 1998, across all regions. The increase in service revenue is primarily due to growth of the Company's professional services business coupled with a slight increase in revenue generated from support and maintenance.

The Company believes that the decline in the UNIX workstation and vector supercomputer markets are long-term trends, and that its future success will require that a larger portion of it revenue come from growing markets, including the market for scalable servers and Intel-based workstations and
servers.   See "Risks That Affect Our Business."

The Company's consolidated backlog at March 31, 1999 was $390 million, compared with backlog of $366 million at December 31, 1998.

GROSS MARGIN. Cost of product and other revenue includes costs related to product shipments comprising materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Cost of service revenue includes all costs incurred in the support and maintenance of the Company's products, as well as costs to deliver professional services.

Gross margin of 41.9% and 41.0 % for the third quarter and first nine months of fiscal 1999, respectively, increased compared with gross margin of 28.8% and 38.9%, respectively, for the corresponding periods of fiscal 1998. Gross margin for the third quarter and first nine months of fiscal 1998 would have been 38.7% and 41.9%, respectively, without non-recurring charges of approximately $70 million taken in the third quarter related to refocusing the Company's supercomputer product roadmap. Excluding the impact of non-recurring charges, gross margin for the third quarter of fiscal 1999 increased 3.2 points compared with the corresponding period of fiscal 1998, primarily due to higher-margin product configurations within both the scalable server and graphics workstation families, offset in part by proportionately higher service revenue. Excluding the impact of non-recurring charges, gross margin for the first nine months of fiscal 1999 declined slightly compared with the corresponding period of fiscal 1998, primarily due to competitive pricing pressures and proportionately higher service revenue.

The Company believes it will continue to experience margin pressure, particularly in its supercomputer and desktop product lines. In particular, the Silicon Graphics 320 visual workstation competes directly in the high-end of the personal computer marketplace in which gross margins are typically well below the average gross margin levels that the Company has historically recorded. See "Risks That Affect Our Business."

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Compared with the corresponding periods a year ago, operating expense for the third quarter and first nine months of fiscal 1999 declined 15% and 13%, respectively, and declined as a percentage of total revenue from 51.2% to 49.9% for the third quarter of fiscal 1999. The decrease in operating expense resulted from comparatively lower headcount of approximately 1,300 positions and other expense control measures. As a percentage of total revenue, operating expenses increased from 47.7% to 50.2% for the first nine months of fiscal 1999 compared with the same period a year ago primarily due to the decrease in revenue.

OTHER OPERATING EXPENSE. Other operating expense for the third quarter and first nine months of fiscal 1999 represents a change in previously estimated restructuring costs. For the third quarter and first nine months of fiscal 1998 other operating expense includes an estimated restructuring charge of $96 million. Also included in the first nine months of fiscal 1998 is a $17 million charge for acquired in-process technology recorded in connection with the acquisition of ParaGraph and $2 million of merger-related expense. For more information regarding the Company's restructuring activity, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net for the third quarter of fiscal 1999 was ($7.4) million compared with ($.3) million for the third quarter of fiscal 1998. The year over year change primarily reflects a partial write-off of an investment and the minority interest in MIPS, offset in part by a reduction in costs associated with the Company's economic hedging program. Interest and other income (expense), net for the first nine months of fiscal 1999 was $40.4 million compared with ($1.0) million for the first nine months of fiscal 1998. The year over year change primarily reflects a $54 million gain on the sale of a portion of the Company's interest in MIPS in the intial public offering and higher interest income attributable to higher invested cash balances. These favorable impacts were partially offset by the write-off of certain of the Company's investments and the settlement of the securities class action lawsuit that SGI was defending as a successor in interest to MIPS Computer Systems, Inc. (MCSI).

TAXES. The Company's effective tax benefit rate for the first nine months of fiscal 1999 was 23%, excluding the impact of the $54 million gain on the sale of a portion of its interest in MIPS in the first quarter of fiscal 1999 and a $14 million aggregate change in previously estimated restructuring costs taken in the second and third quarters of fiscal 1999, which were tax effected at 38%. The Company's effective tax benefit rate for the first nine months of fiscal 1998 was 28%, excluding the impact of the $17 million non-deductible write-off of acquired in-process technology in the first quarter of fiscal 1998 and the 25% tax benefit resulting from the $96 million restructuring charges in the second and third quarters of fiscal 1998. The fiscal 1998 and 1999 benefit rates, excluding the impact of the MIPS gain and change in estimated restructuring costs in fiscal 1999 and the in-process technology and restructuring charges in fiscal 1998, differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At March 31, 1999, the Company had net deferred tax assets of $527 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $1 billion of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted taxable income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

FINANCIAL CONDITION

At March 31, 1999, cash and cash equivalents and marketable and restricted investments totaled $669 million, down from $737 million at June 30, 1998. Included in the March 31, 1999 balance is approximately $168 million of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement. Operating activities generated $107 million during the first nine months of fiscal 1999 compared with $650 million during the first nine months of fiscal 1998. Despite the net loss for the first nine months of fiscal 1999, cash flow from operating activities was positive principally due to a decline in accounts receivable, due in part to shorter collection cycles, and a reduction in inventory levels due to improved inventory management, including outsourcing of certain manufacturing activities. Investing activities, other than changes in the Company's available-for-sale and restricted investments, consumed $148 million in cash during the first nine months of fiscal 1999, principally for the acquisition of capital equipment and spare parts, a portion of the investment in WAM!NET Inc. and an investment in a computer graphics technology company. The use of cash for investing activities was partially offset by proceeds from the sale of a portion of the Company's interest in MIPS. Financing activities used $28 million during the first nine months of fiscal 1999 compared with $9 million during the first nine months of fiscal of 1998. The principal financing activities during the first nine months of fiscal 1999 included the use of $68 million to repurchase shares of the Company's common stock and $22 million in principal payments on outstanding debt. The use of cash for financing activities was partially offset by proceeds from employee stock purchase plan issuances, employee stock option exercises, the issuance of new debt and proceeds from the public offering of MIPS common stock.

On May 13, 1999, the Company and MIPS commenced a public offering of 6,000,000 shares of the Class A Common Stock of MIPS owned by SGI at an offering price to the public of $34.50 per share. SGI has granted the underwriters of the offering a 30-day option to purchase up to 900,000 additional shares of MIPS Class A Common Stock to cover overallotments, if any.

After the offering, SGI will own approximately 69% of the total outstanding shares of Class A and Class B Common Stock of MIPS (67% if the underwriters' overallotment option is exercised in full). As previously announced, SGI currently intends to dispose of its remaining interest in MIPS in one or more transactions through public or private offerings, in a dividend or other distribution to SGI stockholders, in an exchange offer for outstanding shares of SGI's Common Stock, or other transactions. The timing and form of any further disposition by SGI of its MIPS stock is subject to the terms of a 90-day lock-up agreement between SGI and the underwriters, as well as market and other conditions. SGI has announced that it expects its divestiture of its interest in MIPS to be completed in the first half of fiscal 2001. See "Risks That Affect Our Business."

At March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents and marketable investments of $501 million. The Company believes that these principal sources of liquidity, along with cash generated from operations, the expected proceeds of the MIPS offering, and other resources available to the Company, should be adequate to fund the Company's projected cash flow needs. The Company believes that the level of financial resources is an important competitive factor in the computer industry, and accordingly, may elect to raise additional capital through debt or equity financing in anticipation of future needs.

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

DESKTOP SYSTEM STRATEGY. The Company has announced a family of desktop systems, the Silicon Graphics 320 and Silicon Graphics 540 visual workstations, based upon Intel microprocessors and the Windows NT operating system. The Silicon Graphics 320 system began commercial shipments in February 1999; the Silicon Graphics 540 system is scheduled for introduction in the June quarter. There is no assurance that these systems will be introduced as scheduled, will achieve the desired levels of market acceptance or will be available in sufficient quantities to meet demand. Revenues in the third quarter for the Silicon Graphics 320 system were below the Company's original expectations due in part to production ramp and other distribution issues, and the Company has modified its revenue expectations accordingly. Although the Silicon Graphics 540 is expected to be introduced in the June quarter, the Company does not expect it to account for significant revenue in fiscal 1999.

Success in this market segment requires that the Company adapt to very different requirements: high volume, lower margins; managing an outsourced model for manufacturing, distribution and support; and marketing to higher volume segments in which the Company has not historically participated. The Company will depend on a combination of its existing channels and on newly-established channel relationships to distribute its products in this market segment, with accompanying uncertainty as to how long it will take these new channels to ramp to desired volumes. The Company is also investing in a significant marketing and advertising campaign for the new products, the results of which will not be immediately apparent. The Company will also be required to maintain and extend its customer relationships through a complex product transition and to support a product line which includes multiple operating systems.

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

The Company is also engaged in a transition from its traditional business of supporting its own proprietary UNIX operating systems, IRIX-Registered Trademark- and UNICOS-Registered Trademark-, to supporting additional operating systems such as Windows NT and Linux. The Company believes that this strategy will position it favorably in growth markets, including the market for 32-bit Intel-based servers. A successful transition to this model will require the Company to make effective resource allocation choices and successfully manage a complex set of support and strategic relationships.

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

The Company is implementing a program to support customer efforts to achieve year 2000 compliance. This program includes encouraging customers and independent software vendors to adopt the latest update to its IRIX and UNICOS operating system, which the Company believes is year 2000 compliant, and additional customer support procedures. The Company also has made available software upgrades for some earlier releases of its IRIX operating system. The Company believes that the hardware systems it expects to support beyond 1999, when running on compliant operating systems, will be year 2000 compliant. The Company's older products may require upgrade or replacement to become year 2000 compliant. There can be no assurance that the Company's current products do not contain undetected errors or defects associated with year 2000 functions that may result in material costs to the Company. The Company believes that it generally is not legally responsible for costs incurred by customers to achieve their year 2000 compliance. However, the Company may experience increasing customer satisfaction costs relating to these issues, including potential litigation expenses, over the next few years.

The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. These include not just suppliers of components but also the Company's outsourcing partners in manufacturing support and even suppliers of basic utilities. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

Certain of the costs associated with the Company's internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) cannot effectively be isolated from other operating expenses, since investing in new systems is both an ordinary cost of doing business and a means to ensure year 2000 compliance. Our current estimates indicate the total costs to insure year 2000 compliance will not be material. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time. The information regarding year 2000 issues provided in this Form 10-Q is based on the Company's current assessment of ongoing activities and is subject to change as the Company continuously monitors these activities. The Company is currently evaluating the need for contingency plans associated with potential year 2000 problems.

The Year 2000 disclosure set forth above is a "year 2000 readiness disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

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

EXPORT REGULATION. The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently conducting civil and criminal investigations into the Company's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia during fiscal 1997. The Company believes that these matters will be resolved without a significant adverse effect on the Company's business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of the Company's business.

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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is defending a securities class action lawsuit involving MIPS Computer Systems, Inc., ("MCSI") which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleges that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The parties to this case reached an agreement to settle the case in December 1998, the terms of which were reflected in a Stipulation of Settlement filed with the Court in January 1999. Under the settlement agreement, the defendants have agreed to establish a $15 million escrow fund that shall be administered to pay the representative plaintiffs' costs and attorneys fees, to notify and certify members of the class and to pay the claims of class members. The settlement amount was largely covered by insurance. The settlement agreement provides for release of all parties' claims in connection with the class action and is subject to final approval of the Court.

The Company also is defending a securities class action lawsuit involving Alias Research Inc., which the Company acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April 1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The defendants' petition for rehearing en banc with the U.S. Court of Appeals is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.42 (1)  1998 Employee Stock Purchase Plan.

         27.1       Financial Data Schedule.

--------------
(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 333-76445), which became effective April 16, 1999.

(b)      Reports on Form 8-K.

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999          SILICON GRAPHICS, INC.
                              a Delaware corporation

                              By:      Steven J. Gomo
                                  ------------------------------
                                       Steven J. Gomo
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                            SILICON GRAPHICS, INC.

                              INDEX TO EXHIBITS

Exhibit             Description
-------             -----------

27.1                Financial Data Schedule