Form 10-K
period 1999-06-30
SILICON GRAPHICS INC /CA/
filed 1999-09-28
CIK 802301

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                        -------------

                                          FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1999.
[___] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to __________________.

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

              1600 Amphitheatre Parkway, Mountain View, California 94043-1351
                    (Address of principal executive offices and zip code)

            Registrant's telephone number, including area code: (650) 960-1980

                                        -------------

             Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                NAME OF EACH EXCHANGE
            -------------------                 ON WHICH REGISTERED:
                                               ---------------------
       Common Stock, $0.001 par value          New York Stock Exchange
      Preferred Share Purchase Rights          New York Stock Exchange
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 1, 1999 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $1,605 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    AS OF SEPTEMBER 1, 1999, THE REGISTRANT HAD OUTSTANDING 182,872,109 SHARES OF COMMON STOCK.

                  DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 27, 1999 are incorporated by reference into
Part III, and parts of the registrant's annual report to stockholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts I, II and IV of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Silicon Graphics is a leader in high-performance computing. The Company's broad range of visual computing systems deliver advanced 3D graphics and computing capabilities for engineering and creative professionals.
SGI-TM- servers and supercomputers are the market leaders in technical computing applications, with a growing presence in strategic business analysis, internet data center and media serving applications.

    The Company's Alias|Wavefront subsidiary markets applications software targeted at engineering and creative professionals in the digital content creation and manufacturing sectors. The Company's MIPS Technologies, Inc. subsidiary designs and licenses RISC processor intellectual property and core technology for the digital consumer and high-end control-oriented embedded markets.

PRODUCTS

    The Company's computer systems range from desktop workstations to servers and supercomputers. Most of these systems are designed around MIPS-Registered Trademark- RISC microprocessors developed by the Company and the IRIX-Registered Trademark- operating system, which is the Company's enhanced version of the UNIX-Registered Trademark- operating system. Over the next several years, the Company plans to introduce new generations of its products based on the Intel-Registered Trademark- microprocessor architecture and the Linux-TM- and Windows NT-Registered Trademark- operating systems.

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

    DESKTOP SYSTEMS The Company offers the 02-Registered Trademark- and Octane-Registered Trademark- families of desktop workstations based on the MIPS microprocessor architecture and the IRIX operating system, and in the second half of fiscal 1999, introduced the Visual Workstation family of desktop workstations based on the Intel microprocessor architecture and the Windows NT operating system. The O2 family of entry-level desktop workstations features advanced 3D graphics and imaging, real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The O2 workstation has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring. The Octane family of single and dual processor workstations is designed to provide the strongest graphics and computational capability available in the desktop category, for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, architectural design and professional audio and video production. The Visual Workstation family is designed to provide key functionality for the digital content creation and graphics enthusiast markets.

    ADVANCED GRAPHICS SYSTEMS The Onyx2-TM- family of graphics supercomputers uses multiple microprocessors and sophisticated graphics subsystems to handle the most demanding visual computing tasks. Graphics subsystems available with these servers include the Onyx2Reality-TM- and InfiniteReality-Registered Trademark- graphics subsystems. The Onyx2 family is well-suited for applications such as computational chemistry, oil and gas research, molecular modeling, global weather modeling, structural dynamics, fluid dynamics, image processing, visual simulation, medical imaging and chemistry, interactive entertainment and digital film and video production.

    ALIAS/WAVEFRONT The Company's Alias/Wavefront subsidiary supplies modeling and animation application software used by creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products run on the Windows NT and IRIX operating systems and include the Maya-Registered Trademark- family of 3D entertainment products, StudioPaint 3D-TM-, and the Alias Studio-TM- and AutoStudio-TM- industrial design and visualization products. Alias/Wavefront is based in Toronto, Ontario with sales offices across North America, Europe and Asia and worldwide distribution.

SERVERS AND SUPERCOMPUTERS

    ORIGIN200 The Origin-TM-200 is a deskside server employing from one to four processors. The Origin200 server is designed for departmental and other workgroup serving applications as well as Web serving.

    ORIGIN2000 The Origin-TM-2000 family of high-performance servers is based on the Company's innovative cache coherent non-uniform memory access (ccNUMA) architecture, which offers the ability to scale from as few as four to as many as hundreds of processors while maintaining almost linear performance per processor. This "pay as you go" flexibility is highly attractive to customers because it allows them to buy what they need today, add as needed while protecting their investment, and redeploy when conditions change. Key applications in the technical and scientific markets include finite element analysis (to determine the impact of elements like stress and temperature), quantum chemistry calculation, seismic analysis and computational fluid dynamics. The Origin2000 line is also targeted at certain enterprise segments that have bandwidth and computational requirements similar to those of the technical market. These "technical enterprise" markets include strategic business analysis (data mining to analyze and organize database information), internet data centers and digital asset management.

    SGI1000 FAMILY In August 1999, the Company introduced a new family of server products, the SGI-TM-1000 server family. This server family utilizes 32-bit Intel microprocessors and will include projects ranging from a two-microprocessor rack-optimized server, to a four-microprocessor workgroup and applications server, to powerful eight-microprocessor database servers.

    SGI1400 The SGI-TM-1400M and the SGI-TM-1400L are the first products in the new SGI1000 server family. These servers use four microprocessors and ship with either Microsoft-Registered Trademark- Windows NT or Linux as their operating system.

    The CRAY T3E-TM- high scalable supercomputing systems employ a highly parallel architecture ranging from 16 to as many as 2,048 processors for a broad range of scientific and industrial applications as diverse as petroleum exploration, aerospace engineering and defense applications.

    VECTOR SYSTEMS The Cray T90-TM- series of supercomputers delivers maximum performance for vectorized supercomputing applications. The large memory bandwidth of T90 systems make them ideal for problems involving huge amounts of data, such as weather and climate modeling and large-scale auto engineering. The Cray SV1-TM- series introduced in August 1998 uses CMOS technology to deliver scalable supercomputing for vector applications, suitable for use by customers in manufacturing, government, and science and research for new product design, research, weather forecasting, national security and other critical applications. In August 1999, the Company announced its intention to establish arrangements to transition its Cray-branded line of supercomputers to a strategic partner that will assume the further development and distribution of this product line.

MIPS RISC MICROPROCESSORS

    Many of the Company's system products are based on the MIPS RISC microprocessor architecture designed by the Company and its subsidiary MIPS Technologies, Inc. ("MTI"). The MIPS RISC microprocessor designs incorporate a general purpose architecture and instruction set designed for high performance over a wide range of applications. The MIPS RISC microprocessor designs make efficient use of instruction "pipelining" techniques and proprietary compilers, allowing significant performance gains to be realized by optimizing the tradeoff between compiler and microprocessor functions. The versatility of the MIPS RISC architecture makes it suitable for computer applications from entry-level desktop systems up to supercomputers. However, the Company's computers represent only a small percentage of the worldwide consumption of MIPS RISC microprocessors.

    MIPS RISC microprocessors are also used in a wide variety of noncomputer applications, including disk drives, printers and copiers and, increasingly, in consumer electronics products such as video game systems, set-top boxes, digital cameras, and handheld computing devices running the Microsoft Windows CE operating system. In 1998, the Company organized MTI as an independent company focused on technology development and licensing for the digital consumer and embedded markets. As a result of the initial public offering of MTI shares in July 1998, and a secondary offering in May 1999, Silicon Graphics now owns about 65% of MTI. Silicon Graphics continues to develop MIPS RISC microprocessors for its own computer systems as part of its computer systems organization.

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


MARKETING, SALES AND DISTRIBUTION

    The Company sells its system products through its own direct sales force and through several indirect channels. In fiscal 1999 direct sales accounted for approximately half of the Company's product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. The Company serves smaller international markets through distributors.

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

    Information with respect to international operations and export sales may be found in Note 16 to the Consolidated Financial Statements incorporated by reference in Part II below. See also "Risks That Affect Our Business" below. Although no customer accounted for 10% or more of the Company's total revenues for fiscal 1999, 1998 or 1997, a significant reduction or delay in sales to major customers could adversely affect the Company's operating results

CUSTOMER SERVICE AND SUPPORT

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

    During fiscal 1999, 1998 and 1997, the Company spent approximately $380 million, $459 million, and $479 million, respectively, on research and development. Those amounts represented 13.8%, 14.8%, and 13.1%, respectively, of revenues. The Company is committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenues.

MANUFACTURING

    The Company's manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. Products are subjected to substantial environmental stress and electronic testing prior to shipment to customers.

    The Company primarily manufactures and ships its products from its facilities in Chippewa Falls, Wisconsin and near Neuchatel, Switzerland. Both of these facilities focus on servers, advanced graphics systems and supercomputers; the Company plans to transition the manufacture of its desktop systems to contract manufacturing partners during calendar 1999.

    The Company continually evaluates the allocation of manufacturing activities among the Company's own operations and those of suppliers and subcontractors. This allocation may be affected by fluctuations in the volume of business, geopolitical, economic and technological developments and other factors. The Company is actively outsourcing significant manufacturing activities to companies that are able to manufacture at a lower cost.

    Most of the Company's products incorporate components that are available from only one or limited sources. Key components include application specific integrated circuits ("ASICs"), storage products, especially RAID-based products, and certain memory products. The Company's present strategy is to move toward components that are readily available from a greater number of sources; however, such a transition may take a period of time to complete.

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

    BUSINESS TRANSITION. One of the principal market sectors in which the Company competes -- supercomputers -- has declined over the past few years, and the Company believes that this decline represents a long-term trend. The Company's goal is to generate an increasing proportion of its revenue from growing markets, including Intel-based servers and UNIX-based scalable servers such as its Origin server product family. The Company has announced a product roadmap that will, over the next five years, shift its products to the Intel microprocessor architecture. To further accelerate this transition, the Company announced in August 1999 its intention to establish arrangements to transition its Visual Workstation line of Windows NT-based workstations and its Cray-branded line of supercomputers to strategic partners who will assume the further development and distribution of these product lines. The result of these alliances and planned restructured operations will be a smaller revenue base and workforce in fiscal 2000, with the goal of returning to sustainable profitability. This is a long-term transition, and although some benefits are currently being realized, it could take until well into fiscal 2000 or beyond before the Company has achieved its desired business model. The Company's ability to achieve its revenue objectives in fiscal 2000 will largely depend on the successful implementation of these alliances and related restructuring activities in early fiscal 2000 with minimal disruption, and on growth in the server business. There is no assurance that the Company will successfully complete the strategic alliances and related restructuring activities required to achieve its fiscal 2000 objectives.

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

    EXPENSE REDUCTION PROGRAM. During fiscal 1999, the Company reduced its operating expenses by about $240 million from the level of fiscal 1998 operating expenses. In August 1999, the Company announced and began to implement a restructuring program aimed at bringing its expenses more in line with expected revenue levels resulting from its refocused business operations and restoring long-term profitability. As part of this effort, the Company expects, through the anticipated transfer of businesses to partners, the elimination of positions and managed hiring, to end fiscal 2000 with about 1/3 fewer employees than was the case at the end of fiscal 1999. These steps, and generally tighter operating expense controls, are part of an overall program to reduce the Company's expense structure by approximately $300 million in fiscal 2000. While the objective is to reduce the Company's costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

    DEPENDENCE ON PARTNERS AND SUPPLIERS. The Company's business has always involved close collaboration with partners and suppliers. However, many elements of the Company's current business strategy, including the longer-term transition to the Intel architecture and additional outsourcing of manufacturing, will increase the Company's dependence on Intel and other partners, and on its manufacturing partners and other component suppliers. The Company's business could be adversely affected, for example, if Intel fails to meet product release schedules, or if unanticipated quality issues arise with products from suppliers.

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

    PROCESS RE-ENGINEERING. The Company has undertaken a series of programs aimed at redesigning some of its core business processes, including forecasting, supply chain management, order fulfillment and collection of accounts receivable. The goals of these programs include more predictable operational performance, lower operating expenses, greater quality and customer satisfaction, and improved asset management. The Company believes that the success of these programs is critical to its long-term competitive position. In the past year the Company has seen the number of turns of inventory increase significantly and obtained improved efficiencies which have decreased the costs of goods sold. Continued implemention of these changes will require, among other things, enhanced information systems, substantial training and disciplined execution. There can be no assurance that these programs will be implemented successfully, or that disruptions to the Company's operations will not occur in the process.

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

    Certain of the costs associated with our internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) cannot effectively be isolated from other operating expenses, since investing in new systems is both an ordinary cost of doing business and a means to ensure year 2000 compliance. The Company's current estimates indicate the total costs to insure year 2000 compliance will not be material. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time. The information regarding year 2000 issues provided herein is based on the Company's current assessment of ongoing activities and is subject to change as the Company monitors these activities. The Company is currently developing appropriate contingency plans for potential year 2000 problems.

    The Year 2000 disclosure set forth above is "year 2000 readiness disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

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

    IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of the Company's revenue is derived from sales to the U.S. government, either directly by the Company or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience. A portion of the Company's business requires security clearances from the United States government. The Company is presently discussing appropriate measures to maintain its clearances in light of the fact that Mr. Robert Bishop, who was appointed as Chief Executive Officer in the fall of 1999, is not a United States citizen. Any disruption or limitations in the Company's ability to do business with the United States government could have an adverse impact on the Company.

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

    To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest risk are computed based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 1999 and 1998. The market values for foreign exchange risk are computed based on spot rates in effect at June 30, 1999 and 1998. The market values that result from these computations are compared to the market values of these financial instruments at

June 30, 1999 and 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

    The results of the sensitivity analysis at June 30,1999 and 1998 are as follows:

    Interest Rate Risk:. A percentage point decrease in the level of interest rates with all other variables held constant would result in a decrease in the aggregate fair value of our financial instruments by $14 million at both June 30, 1999 and 1998. A percentage point increase in the level of interest rates with all other variables held constant would result in an increase in the aggregate fair value of our financial instruments by $13 million and $12 million, respectively.

    Foreign Currency Exchange Rate Risk: A 10% decrease in levels of foreign currency exchange rates, 20% for Asian currencies, against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $8 million at June 30,1999, and a decrease in the fair values of our financial instruments by $14 million at June 30, 1998. A 10% increase in levels of foreign currency exchange rates, 20% for Asian currencies, would result in a decrease in the fair values of our financial instruments by $3 million at June 30, 1999, and an increase in the fair values of our financial instruments by $12 million at June 30, 1998. The change in the relative sensitivity of the fair market value of foreign currency exchange rates in fiscal 1999 compared with fiscal 1998 is primarily driven by the volume of systems shipped and billed in U.S. dollars by our Swiss manufacturing subsidiary which operates in local functional currency.

EMPLOYEES

    As of June 30, 1999, the Company had approximately 9,191 full-time employees, as compared to approximately 10,286 at June 30, 1998. During fiscal 2000, the Company expects the number of employees to be reduced by about 1/3 in order to bring the Company down to the appropriate size for the forecasted revenue and income. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The Company has never had a work stoppage, and no employees are represented by a labor union. The Company has workers' councils where required by European Union or other applicable laws. The Company believes that its employee relations are good.

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

         CALIFORNIA The Company's corporate offices and its primary research and development operations are located in Mountain View, California, where the Company leases or owns a total of about 1,668,000 square feet. These facilities include a ten-building campus facility of about 727,000 square feet, leased by the Company through the years 2000 to 2005; a four-building, 518,000 square foot campus located on 22 acres of leased land in the same area; and a sales headquarters building comprising approximately 126,000 square feet and located on 7.5 acres owned by the Company near its Mountain View headquarters. The Company also leases six other buildings near its

Mountain View headquarters, comprising approximately 306,000 square feet. The Company is currently developing a general purpose office facility of about 400,000 square feet on leased land in the same area; this new facility will replace the ten-building campus facility as those buildings go off lease.

    MINNESOTA AND WISCONSIN The Company also owns manufacturing, research and development and service facilities of about 595,000 square feet in Chippewa Falls, Wisconsin. In March of 1999, the Company sold its research and development, sales and administrative facilities of about 495,000 square feet in Eagan, Minnesota, to Wam!Net. The sale to Wam!Net included a lease-back of 325,796 square feet of the facility for a period of five years. The sale also included an investment by the Company in Wam!Net and a preferred provider agreement whereby Wam!Net and the Company agreed to purchase hardware, software and service from each other over a four-year period beginning January 1, 1999.

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

    The Company is also defending a securities class action lawsuit filed in January 1996 in the Northern District of California alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The lawsuit was dismissed with prejudice by the District Court in May 1996. On July 2, 1999, the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal.

    The Company also is defending a securities class action lawsuit involving Alias Research Inc., which the Company acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April of 1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The U.S. Court of Appeals denied defendants' petition for rehearing en banc.

    The Company has settled a securities class action lawsuit involving MIPS Computer Systems, Inc. ("MCSI"), which the Company acquired in June 1992. The MCSI case, which was filed in 1992 in the Northern District of California, alleged that MCSI and certain of its officers and directors made material misrepresentations and omissions during the period from January to October of 1991. The parties to this case reached an agreement to settle the case in December 1998, the terms of which were reflected in a Stipulation of Settlement filed with the Court in January 1999. Under the settlement agreement, the defendants have agreed to establish a $15 million escrow fund that shall be administered to pay the representative plaintiffs' costs and attorneys' fees, to notify and certify members of the class and to pay the claims of the class members. The settlement amount was largely covered by insurance. The settlement agreement provides for release of all parties' claims in connection with the class action and is subject to final approval of the Court.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of September 1999 are as follows:


           NAME                                                                                  EXECUTIVE
           ----              AGE                POSITION AND PRINCIPAL OCCUPATION                 OFFICER
                             ---                ---------------------------------                  SINCE
                                                                                                 ---------


Robert R. Bishop              56   Chairman, Chief Executive Officer and Director                   1991
Kurt Akeley                   41   Senior Vice President and Chief Technology Officer               1999
Kenneth L. Coleman            56   Senior Vice President, Global Sales, Service & Marketing         1987

Steven J. Gomo                47   Senior Vice President, Chief Financial Officer                   1998

William M. Kelly              45   Senior Vice President, Corporate Operations and Secretary        1994

John R. Vrolyk                47   Senior Vice President, Computer Systems Business Unit            1998

Sandra M. Escher              39   Vice President and General Counsel                               1999

Betsy Rafael                  38   Vice President, Corporate Controller                             1998

         Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of the Company.

    Except as set forth below, all of the officers have been associated with the Company in their present positions for more than five years.

             Mr. Bishop was appointed Chairman and Chief Executive Officer of the Company in the fall of 1999. From July 1995 to February 1999, he was the Chairman of the Board of Silicon Graphics World Trade Corporation. Prior to July 1995, Mr. Bishop served as President of Silicon Graphics World Trade Corporation, a position he had held since July 1986.

    Mr. Akeley was appointed Senior Vice President, Chief Technology Officer in September 1999. Mr. Akeley co-founded the Company in 1982 and has been Vice President and Chief Engineer since 1990.

    Mr. Coleman was appointed Senior Vice President, Global Sales, Service and Marketing in June of 1999. Between 1997 and 1999, he was Senior Vice President, Customer and Professional Services From 1987 to 1997 he served as Senior Vice President, Administration of the Company.

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

    Mr. Vrolyk was appointed Senior Vice President, Computer Systems Business Unit in October 1998. He joined the Company in April 1997 as Vice President/General Manager of the Light Client Division and in January 1998 became the Vice President/General Manager of the Server and Supercomputer Business. Prior to joining the Company, he was Vice President/General Manager of the DDS Workgroup and Impact Group at Xerox Corporation.

    Ms. Escher was appointed Vice President and General Counsel in April
1999. She joined the Company in July 1993 as Securities Counsel and served as the Director of Corporate Legal Services between September 1996 and April 1999.

         Ms. Rafael became Vice President, Corporate Controller in May 1998. She joined the Company in November 1994 and served in a variety of capacities in the North American field organization. Prior to joining the Company, Ms. Rafael was employed by Sun Microsystems in the SunService Division.

                                   PART II

         With the exception of the information specifically incorporated by reference from the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report") in Parts I, II and IV of this Form 10-K, the 1999 Annual Report is not to be deemed filed as part of this Report.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The information required by this Item is incorporated by reference to the section entitled "Price Range of Common Stock" on page 12 of the Company's 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 10 of the Company's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 13 through 22 of the Company's 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis - Risks That Affect Our Business - Market Risk" on pages 21 and 22 of the Company's 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto and to the section entitled "Quarterly Data" on pages 23 through 44 and 11 of the Company's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

    Certain information required by Part III is omitted from this Report in that the Company has filed its definitive proxy statement pursuant to Regulation 14A (the "1999 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth in the 1999 Proxy Statement on pages 3 and 4 under the heading "Proposal No. 1 Election of Directors - Directors and Nominee for Director."

    The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth on pages 12 and 13 of the 1999 Proxy Statement under the heading "Executive Officer Compensation -Compliance with Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to information set forth in the 1999 Proxy Statement on pages 5 and 6 under the headings "Proposal No. 1 - Election of Directors - Compensation Committee Interlocks and Insider Participation" and "- Director Compensation"; on pages 11 and 12 under the headings "Executive Officer Compensation - Summary Compensation Table", "- Option Grants in Fiscal 1999" and "Option Exercises in Fiscal Year 1999 and Fiscal Year-End Option Values"; on pages 9 and 10 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors"; and on page 14 under the heading "Company Stock Price Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth in the 1999 Proxy Statement on pages 1 and 2 under the headings "Information Concerning Solicitation and Voting - Record Date and Principal Share Ownership" and "- Voting and Solicitation" and on page 8 under the heading "Other Information - Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth in the 1999 Proxy Statement on page 13 under the heading "Certain Transactions."

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS. The following consolidated financial statements and supplementary information of Silicon Graphics, Inc., and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference to pages 11 and 23 through 45 of the Registrant's 1999 Annual
Report:

         Consolidated Statements of Operations - Years Ended June 30, 19989 1998 and 1997

         Consolidated Balance Sheets - June 30, 1999 and 1998

         Consolidated Statements of Cash Flows - Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1999, 1998 and 1997

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

         SCHEDULE      DESCRIPTION                              PAGE
              II       Valuation and Qualifying Accounts        S-1

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

4.2(10) First Amendment to Rights Agreement dated as of May 2, 1995 between the Company and The First National Bank of Boston.

4.3(16)           Indenture dated February 1, 1986 between Cray Research,
                  Inc. and Manufacturers Hanover Trust Company, as Trustee.

4.4(16) First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank
                  (formerly Manufacturers Hanover Trust Company).

4.5(20) Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California,
                  N.A., as Trustee.

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

10.6(6) Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents. (Revised)

10.8(22) Form of Agreement entered into by the Company with its executive officers, dated as of November 14, 1997.

10.9(21)*         Promissory Note dated June 18, 1997 issued to the Company
                  by William M. Kelly.

10.10(19)*        1984 Incentive Stock Option Plan, as amended, and amended
                  form of Incentive Stock Option Agreement.

10.11(9)*         Directors' Stock Option Plan and form of Stock Option
                  Agreement as amended as of October 31, 1994.

10.12(6)*         1985 Stock Incentive Program.

10.13(6)*         1986 Incentive Stock Option Plan, as amended, and amended
                  forms of Incentive Stock Option Agreement and Nonstatutory
                  Stock Option Agreement.

10.16(7)*         1993 Long-Term Incentive Stock Plan and form of stock
                  option agreement.

10.17(14)*        1996 Supplemental Non-Executive Equity Incentive Plan and
                  form of stock option agreement, as amended

10.18(17)*        Employee Stock Purchase Plan, as amended as of October 30,
                  1996.

10.19(23)*        1998 Employee Stock Purchase Plan

10.20(8)*         Non-Qualified Deferred Compensation Plan dated as of
                  September 9, 1994.

10.21(19)*        Addendum to the Non-Qualified Deferred Compensation Plan.

10.22(11)*        Alias Research Inc.'s 1988 Employee Share Ownership Plan
                  Option Agreement.

10.23(11)*        Alias Research Inc.'s 1989 Employee Share Ownership Plan
                  Option Agreement.

10.24(11)*        Alias Research Inc.'s 1990 Employee Share Ownership Plan
                  and standard forms of Option Agreements.

10.25(11)*        Alias Research Inc.'s 1994 Stock Plan and standard forms of
                  Option Agreements.

10.26(12)*        Wavefront Technologies, Inc. 1990 Stock Option Plan with
                  standard form of Option Agreement.

10.27(15)*        Cray Research, Inc. 1989 Non-Employee Directors' Stock
                  Option Plan and form of stock option agreement.

13.1              Excerpts from Annual Report for the year ended June 30,
                  1999.

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

(23)     Incorporated by reference to exhibits to the Company's Quarterly
         Report on Form 10-Q for the period ended March 31, 1999.

(b)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed during the quarter ended
         June 30, 1999.

TRADEMARKS USED IN THE FORM 10-K

    Silicon Graphics, InfiniteReality, IRIX, O2, Octane and Onyx are registered trademarks, Onyx2, Onyx2Reality, Origin, and SGI are trademarks, of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. Cray is a registered trademark and Cray T3E, Cray T90 and Cray SV1 are trademarks of Cray Research, L.L.C. Alias is a registered trademark, and Alias/Wavefront, Alias Studio, Alias StudioPaint 3D and Alias AutoStudio are trademarks, of Alias/Wavefront, a division of Silicon Graphics Limited. Maya is a registered trademark of Silicon Graphics, Inc., and exclusively used by Alias/Wavefront, a division of Silicon Grpahics Limited.

    UNIX is a registered trademark licensed exclusively through X/Open Company Limited. Microsoft, Windows and Windows NT are registered trademarks of Microsoft Corporation. Intel is a registered trademark of Intel Corp. Linux is a trademark of Linus Torvalds in the U.S. and other countries.

                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 27, 1999         SILICON GRAPHICS, INC.


                                   By: /S/ ROBERT R. BISHOP
                                       ------------------------------
                                           Robert R. Bishop
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                                   TITLE                                   DATE
/S/  ROBERT R. BISHOP                  Chairman, Chief Executive Officer and       September 27, 1999
--------------------------
Robert R. Bishop                       Director (Principal Executive Officer)


/S/  STEVEN J. GOMO                    Senior Vice President, Finance and Chief    September 27, 1999
--------------------------             Financial Officer (Principal Financial
Steven J. Gomo                         and Accounting Officer)


/S/  C. RICHARD KRAMLICH               Director                                    September 27, 1999
--------------------------
C. Richard Kramlich


/S/  ROBERT A. LUTZ                    Director                                    September 27, 1999
--------------------------
Robert A. Lutz


/S/  JAMES A. MCDIVITT                 Director                                    September 27, 1999
--------------------------
James A. McDivitt


/S/ LUCILLE SHAPIRO, PH.D.             Director                                    September 27 1999
--------------------------
Lucille Shapiro, Ph.D.


/S/ ROBERT B. SHAPIRO                  Director                                    September 27, 1999
--------------------------
Robert B. Shapiro

                                                                   Schedule II

                                SILICON GRAPHICS, INC.

                          Valuation and Qualifying Accounts
                                    (in thousands)

                                                                       Additions            Deductions
                                                               -------------------------- --------------
                                                   Balance at     Charged to                              Balance at
                                                    Beginning      Costs and                Write-offs/       End of
                  DESCRIPTION                       of Period       Expenses       Other          Other       Period
                                                 ------------- -------------- ----------- -------------- ------------
Year ended June 30, 1997
     Accounts receivable allowance                $  23,767      $   8,427    $        0       $  (8,138)    $ 24,056
     Warranty reserve                             $  18,946      $  26,361    $        0       $ (27,358)    $ 17,949
     Deferred tax asset allowance                 $  60,819      $   8,228    $        0       $       0     $ 69,047

Year ended June 30, 1998
     Accounts receivable allowance                $  24,056      $     622    $        0       $  (7,215)    $ 17,463
     Warranty reserve                             $  17,949      $  42,110    $        0       $ (27,327)    $ 32,732
     Deferred tax asset allowance                 $  69,047      $  62,528    $   10,600(1)    $ (51,470)(2) $ 90,705

Year ended June 30, 1999
    Accounts receivable allowance                 $  17,463      $     351    $        0       $  (2,407)    $ 15,407
    Warranty Reserve                              $  32,732      $  36,111    $    9,945(3)    $ (40,168)    $ 38,620
    Deferred tax asset allowance                  $  90,705      $  13,511    $   11,439(1)    $ (10,291)    $105,364


(1) Reserve of paid-in capital benefits relate to stock option activity

(2) Reduction in valuation allowance resulting in an adjustment to purchased intangibles from the Cray acquisition.

(3) Reclassification from other accrual accounts