Form 10-Q
period 1999-09-30
SILICON GRAPHICS INC /CA/
filed 1999-11-15
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30,
         1999.
or

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


                          YES       X            NO
                                ---------          --------

         As of October 29, 1999 there were 183,802,924 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets..................................................................  3

         Condensed Consolidated Statements of Operations........................................................  4

         Condensed Consolidated Statements of Cash Flows........................................................  5

         Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition......................................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................  17


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................................  18

Item 6.  Exhibits and Reports on Form 8-K......................................................................  18

Signatures  ...................................................................................................  19

Index to Exhibits  ............................................................................................  20




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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30,           June 30,
                                                                       1999                1999 (1)
                                                                   ------------          -----------
                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..................................  $   391,896           $   571,117
     Short-term marketable investments ..........................      146,745               117,026
     Accounts receivable, net ...................................      410,981               582,383
     Inventories ................................................      201,022               195,181
     Prepaid expenses and other current assets ..................      376,508               381,326
                                                                   -----------           -----------
         Total current assets ...................................    1,527,152             1,847,033


Restricted investments ..........................................      101,502                94,226

Property and equipment, net .....................................      464,343               380,768

Other assets ....................................................      563,579               466,230
                                                                   -----------           -----------
                                                                   $ 2,656,576           $ 2,788,257
                                                                   ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................  $   156,127           $   192,974
     Other current liabilities ..................................      899,015               784,079
                                                                   -----------           -----------
         Total current liabilities ..............................    1,055,142               977,053

Long-term debt and other ........................................      388,416               387,005

Stockholders' equity:
     Preferred stock ............................................       16,998                16,998
     Common stock and additional paid-in capital ................    1,425,920             1,421,028
     Retained earnings (accumulated deficit) ....................     (123,647)               92,449
     Treasury stock .............................................     (115,318)             (104,633)
     Accumulated other comprehensive income .....................        9,065                (1,643)
                                                                   -----------           -----------
         Total stockholders' equity .............................    1,213,018             1,424,199
                                                                   -----------           -----------
                                                                   $ 2,656,576           $ 2,788,257
                                                                   ===========           ===========


(1) The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except per share amounts)


                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                 1999                1998
                                                                 ----                ----

Product and other revenue .................................   $ 425,001           $ 456,984
Service revenue ...........................................     160,202             159,372
                                                              ---------           ---------
     Total revenue ........................................     585,203             616,356

Costs and expenses:
     Cost of product and other revenue ....................     312,178             284,189
     Cost of service revenue ..............................     129,085              94,551
     Research and development .............................      85,350             102,138
     Selling, general and administrative ..................     228,360             232,928
     Other operating expense (1) ..........................     144,538                  --
                                                              ---------           ---------
         Total costs and expenses .........................     899,511             713,806
                                                              ---------           ---------

Operating loss ............................................    (314,308)            (97,450)

Gain on sale of a portion of SGI interest in MIPS(2) ......          --              53,963
Interest and other income (expense), net ..................      (4,019)             (2,709)
                                                              ---------           ----------
Loss before income taxes ..................................    (318,327)            (46,196)

Benefit for income taxes ..................................    (105,426)             (2,530)
                                                              ---------           ----------
Net loss ..................................................    (212,901)            (43,666)

Preferred stock dividend requirement ......................        (131)               (131)
                                                              ---------           ----------
Net loss available to common stockholders .................   $(213,032)          $ (43,797)
                                                              =========           ==========

Net loss per share - basic and diluted ....................   $   (1.17)          $   (0.24)
                                                              =========           ==========

Common shares outstanding - basic and diluted .............     181,924              186,329
                                                              =========           ==========

(1)      Amount represents a charge for estimated restructuring costs.

(2) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS")





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                      1999                1998
                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................  $(212,901)          $ (43,666)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization ..............................     54,483              62,995
     Gain on sale of a portion of SGI interest in MIPS ..........         --             (53,963)
     Restructuring ..............................................    144,538                  --
     Other ......................................................    (92,605)             27,319
    Changes in operating assets and liabilities:
       Accounts receivable ......................................    171,402             183,646
       Inventories ..............................................    (11,880)             40,767
       Accounts payable .........................................    (36,847)            (55,381)
       Other assets and liabilities .............................      8,254             (80,252)
                                                                   ---------           ---------
         Total adjustments ......................................    237,345             125,131
                                                                   ---------           ---------
    Net cash provided by operating activities ..................      24,444              81,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ............................................   (154,462)            (48,583)
Proceeds from sale of a portion of SGI interest in MIPS .........         --              53,963
Increase in other assets ........................................        157             (55,110)
Purchases of restricted investments .............................   (101,502)            (53,207)
Proceeds from the maturities of restricted investments ..........     94,226                  --
Available-for-sale investments:
     Purchases ..................................................    (41,620)            (73,072)
     Sales ......................................................         --              27,990
     Maturities .................................................     12,005              44,371
                                                                   ---------           ---------
     Net cash used in investing activities ......................   (191,196)           (103,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt ................................................         --                 180
Payments of debt principal ......................................     (1,859)             (1,279)
Sale of SGI common stock ........................................     13,941               2,303
Repurchase of SGI common stock ..................................    (24,420)            (28,331)
Sale of MIPS common stock .......................................         --              15,872
Cash dividends - preferred stock ................................       (131)               (131)
                                                                   ---------           ---------
     Net cash used in financing activities ......................    (12,469)            (11,386)
                                                                   ---------           ---------

Net decrease in cash and cash equivalents .......................   (179,221)            (33,569)
Cash and cash equivalents at beginning of period ................    571,117             506,639
                                                                   ---------           ---------
Cash and cash equivalents at end of period ......................  $ 391,896           $ 473,070
                                                                   =========           =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                             SILICON GRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.       INVENTORIES.

Inventories consist of (in thousands):

                                                           September 30, 1999         June 30, 1999
                                                           ------------------         -------------
         Components and subassemblies                           $ 33,404                  $ 19,988
         Work-in-process                                          82,169                    71,406
         Finished goods                                           25,650                    41,694
         Demonstration systems                                    59,799                    62,093
                                                                --------                  --------
                                                                $201,022                  $195,181
                                                                ========                  ========

3.       RESTRICTED INVESTMENTS.

Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

4.       PROPERTY AND EQUIPMENT.
         (in thousands)

                                                           September 30, 1999       June 30, 1999
                                                           ------------------       -------------
         Property and equipment, at cost                      $ 1,095,087           $   980,819
         Accumulated depreciation and amortization               (630,744)             (600,051)
                                                              -----------           -----------

         Property and equipment, net                          $   464,343           $   380,768
                                                              ===========           ===========

5.       RESTRUCTURING AND RELATED CHARGES.

In the second quarter of fiscal 1998, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. This restructuring program was broad-based and covered virtually all aspects of our products, operations and processes. The process of developing this program included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 1999 operating plan. During the first quarter of fiscal 2000, there were no changes in estimated restructuring costs associated with the fiscal 1998 actions and we paid $1 million in severance and related costs.

During the first quarter of fiscal 2000, we announced and began to implement additional restructuring actions with the objective to reduce our overall operating expense levels for fiscal 2000 by approximately $250 million from the fiscal 1999 levels. These actions resulted in aggregate charges of $145 million. The charges included $62 million for the elimination of approximately 1,100 positions in essentially all of our functions and locations. As of September 30, 1999, we had separation agreements with approximately 600 individuals and plan to reach agreement with substantially all the additional individuals by December 31, 1999. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services are expected to be paid by June 30, 2000. We also recorded operating asset write downs of $26.5 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silcon Graphics-Registered Trademark- 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contact cancellation charges associated with the above actions totaled $8.5 million. Our plan also requires vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through 2004. We estimate this action will require ongoing lease payments of $26 million until subleases can be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million of put-back and exit costs. We expensed $4.1 million for professional services fees directly related to the restructuring plan, which were provided prior to September 30,1999. Management has determined the fair values associated with the recovery of all assets affected by the above actions and accordingly has recorded non-cash asset write-downs of $38 million. The remainder of the actions have or will result in cash expenditures of $107 million.

In addition to the actions noted above as a result of our decision to end of life our Silicon Graphics 320 and 540 visual workstations, we charged directly to cost of product and other revenue approximately $40 million for third party manufacturing contract cancellations and purchase commitments, and $20 million for excess product inventory and demonstration inventory. We also charged $20 million to cost of service revenue for unrecoverable future support costs.

The following table depicts the restructuring activity during the first three months of fiscal 2000:


Category                               Balance at                           Expenditures            Balance at
                                     June 30, 1999     Additions        Cash        Non-cash      Sept. 30, 1999
----------------------------------------------------------------------------------------------------------------
(in thousands)
Severance and related charges          $   5,218      $  61,675      $ (10,823)     $       -        $  56,070
Operating asset write-down                     -         26,584              -        (26,584)               -
Canceled contracts                             -          8,468            (46)             -            8,422
Vacated facilities                         1,049         43,666           (898)       (11,157)          32,660
Other                                      2,166          4,145         (1,936)             -            4,375
                                       ---------      ---------      ---------      ---------        ---------
                                       $   8,433      $ 144,538      $ (13,703)     $ (37,741)       $ 101,527
                                       =========      =========      =========      =========        =========

6.       EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                                 Three Months Ended
                                                                    September 30,
                                                          --------------------------------
(in thousands, except per share amounts)                    1999                1998
------------------------------------------------------------------------------------------

Net loss                                                   $(212,901)           $ (43,666)
Less preferred stock dividends                                  (131)                (131)
                                                           ---------            ---------

Net loss available to common stockholders                  $(213,032)           $ (43,797)
                                                           =========            =========

Weighted average shares
  outstanding-basic and diluted                              181,924              186,329
                                                           =========            =========

Net loss per share - basic and diluted                     $   (1.17)           $   (0.24)
                                                           =========            =========

Potentially dilutive securities excluded from
  computations because they are anti-dilutive                 12,087                9,984
                                                           =========            =========

7.       COMPREHENSIVE INCOME.

The components of comprehensive income, net of tax, are as follows:

                                                                    Three Months Ended
                                                                       September 30,
                                                              -----------------------------
(in thousands)                                                    1999               1998
-------------------------------------------------------------------------------------------

Net loss                                                      $(212,901)          $ (43,666)
Change in unrealized gain on available-for-sale
    investments                                                      91                  77
Change in unrealized gain on derivative instruments
    designated and qualifying as cash flow hedges                   606                  --
Foreign currency translation adjustments                         10,011               9,714
                                                              ---------           ---------
Comprehensive income                                          $(202,193)          $ (33,875)
                                                              =========           =========

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

                                                                      September 30,      June 30, 1999
(in thousands)                                                           1999
------------------------------------------------------------------------------------------------------

Unrealized gain (loss) on available-for-sale investments               $     (27)           $    (118)
Unrealized gain (loss) on derivative instruments designated
    and qualifying as cash flow hedges                                       606                   --
Foreign currency translation adjustments                                   8,486               (1,525)
                                                                       ---------            ---------
Accumulated other comprehensive income                                 $   9,065            $  (1,643)
                                                                       =========            =========

8. DERIVATIVE FINANCIAL INSTRUMENTS

ACCOUNTING POLICY - On July 1, 1999, we adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's fair value is immediately recognized in earnings.

The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the forward-to-forward rate comparison for currency forward contracts which makes same-currency hedges perfectly effective. For currency option contracts, the effectiveness is measured on an intrinsic basis using only the current spot rate and the strike price for both the currency option contract (either put or call option) and the underlying transaction. The result of this is that same-currency hedges are perfectly effective. All time value and volatility changes are deemed ineffective and are immediately recognized in earnings.

RISK MANAGEMENT - In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivatives to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and commitments related to customer transactions. We do not use derivatives for trading purposes.

CASH FLOW HEDGES - Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The net gain recognized in accumulated other comprehensive income as of September 30, 1999 was $0.6 million. The effect on earnings for the three month period ended September 30, 1999 relating to the ineffectiveness of hedging activities was not material. Based on the fluid nature our risk management strategy and the ongoing assessment and reassessment of required hedging activities, we currently cannot reasonably estimate the amount in accumulated other comprehensive income as of September 30, 1999 which will be reclassified into earnings within the next twelve months.

ACCUMULATED DERIVATIVE GAINS OR LOSSES - The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by us during the period from July 1, 1999 through September 30, 1999 (in thousands):

 Cumulative effect of adopting SFAS 133         $     0
                                                -------
 Reclassified into earnings from other
    comprehensive income, net                   $  (960)
                                                -------
 Changes in fair value of derivatives, net      $ 1,566
                                                -------
 Accumulated derivative gain included in
    other comprehensive income                  $   606
                                                -------

9.       SEGMENT INFORMATION.

SGI is a market leader in technical computing, offering powerful servers, supercomputers and visual workstations. We have three reportable segments:
Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. We evaluate performance and allocates resources to each of these segments based on profit or loss from operations before interest and taxes.

In addition to the aforementioned reportable segments, expenses of the sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias|Wavefront and our majority-owned subsidiary MIPS, a designer of high-performance processors and related intellectual property, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

Information on reportable segments is as follows (in thousands):

                                                                             Three Months Ended September 30,
                                                                                          Visual               Global
                                                                      Servers          Workstations           Services
-----------------------------------------------------------------------------------------------------------------------
1999:
Revenue from external customers                                      $ 214,893           $ 160,035           $ 166,084
Segment profit (loss)                                                $ (56,586)          $(113,710)          $  (6,546)
Significant  item:
 Non-recurring charges for contract cancellations and
       inventory and future support costs related to the
       Silicon Graphics 320 and 540 visual workstation               $      --           $ (65,790)          $ (19,750)

-----------------------------------------------------------------------------------------------------------------------
1998:
Revenue from external customers                                      $ 259,205           $ 148,991           $ 167,068
Segment profit (loss)                                                $ (64,121)          $ (60,334)          $  25,104
Significant noncash items:
   Asset valuation adjustments                                       $      --           $  (6,000)          $      --

-----------------------------------------------------------------------------------------------------------------------

Reconciliation to SGI as reported (in thousands):

                                                               3 Months Ended September 30,
                                                              ------------------------------
                                                                   2000            1999
--------------------------------------------------------------------------------------------
REVENUE:
Total reportable segments                                     $  541,012         $ 575,264
Other                                                             44,191            41,092
                                                              ----------         ---------
Total SGI consolidated                                        $  585,203         $ 616,356
                                                              ==========         =========

OPERATING PROFIT (LOSS):
Total reportable segments                                     $ (176,842)        $ (99,351)
Other                                                              7,072             1,901
Restructuring                                                   (144,538)               --
                                                              ----------         ---------
Total SGI consolidated                                        $ (314,308)        $ (97,450)
                                                              ==========         =========


10.      CONTINGENCIES.

We are defending the lawsuits described below. We believe we have good defenses to the claims in each of these lawsuits and we are defending each of them vigorously.

We are defending putative securities class action lawsuits filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. The U.S. District Court is considering plaintiffs' motion for a voluntary dismissal of the case without prejudice and defendants' motion for partial summary judgment. Discovery is proceeding in the California Superior Court case.

We are also defending a securities class action lawsuit filed in January 1996 in the Northern District of California alleging that SGI and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995. The lawsuit was dismissed with prejudice by the District Court in May 1996. In July, 1999, the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal and in October 1999, the same court declined to rehear the case. The plaintiffs are considering whether they will petition the U.S. Supreme Court to consider this case.

We are also defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and certain of its former officers and directors made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April 1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The U.S. Court of Appeals has denied defendants' petition for rehearing.

We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on SGI's financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our business transition objectives, anticipated headcount reductions, year 2000 issues and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our visual workstation and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on our partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with year 2000 requirements; risks associated with implementation of our new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

We undertake no obligation to publicly update or revise any forward looking statements, whether changes occur as a result of new information, future events or otherwise. The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including business transition, year 2000 compliance and other risks discussed under the heading "Risks That Affect Our Business" and elsewhere in this report. Our actual results may differ significantly from the results discussed in the forward-looking statements.

INTRODUCTION

The first quarter of fiscal 2000 was a quarter of significant transition and disappointing operating results. On August 10, 1999 we announced a series of strategic changes including the following:

     A new direction for our Visual Workstation product line, as a result of which going forward we will work with partners in the Intel-based workstation segment to deliver more industry-standard products as compared to the unique architecture of the original Silicon Graphics 320 and 540 visual workstations.

     Our decision to move our Cray-Registered Trademark-branded vector supercomputer product line into a separate business unit and to seek a partnership to assume the operation of that business.

     An increased focus on delivering broadband solutions for media serving and other emerging internet applications.

     A restructuring of operations to bring our operating expenses more in line with current revenues, including the elimination of over 1,000 positions worldwide.

The uncertainty caused by these announcements, both within our company and in the customer base, was compounded by the unexpected resignation on August 23, 1999 of Richard Belluzzo, our Chairman and CEO. Under the leadership of his successor, Robert Bishop, we have been working to implement the announced strategic changes and to stabilize the company and our customer relationships. However, the short-term impact on bookings and revenues was significantly negative in our first quarter of fiscal 2000.


RESULTS OF OPERATIONS                            Three Months Ended
                                                     September 30,
----------------------------------------------------------------------
$ in millions                                    1999            1998
----------------------------------------------------------------------
Total revenue                                 $   585         $   616
Cost of revenue                                   441             379
----------------------------------------------------------------------
Gross profit                                      144             238
Gross profit margin                             24.6%           38.6%
Total operating expenses                          458             335
----------------------------------------------------------------------
Operating loss                                   (314)            (97)
Other income (expense)                             (4)             51
----------------------------------------------------------------------
Loss before income taxes                         (318)            (46)
----------------------------------------------------------------------
Net loss                                      $  (213)        $   (44)
----------------------------------------------------------------------
Net loss per share - basic and diluted        $ (1.17)        $ (0.24)
----------------------------------------------------------------------

REVENUE

Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. The server segment's products include the Onyx2-TM-, Origin-TM- and Cray product families. The Visual Workstation segment's products include the O2-Registered Trademark-, Octane-Registered Trademark- and Silicon Graphics 320 and 540 visual workstations.

Revenue for the first quarter of fiscal 2000 decreased $31 million or 5% compared with the first quarter of fiscal 1999. This decrease reflects a decline in our Origin brand scalable server business, as well as the continuing trends in the declining vector supercomputer and UNIX-Registered Trademark- workstation markets which are part of our Server and Visual Workstation segments, respectively.

The following table presents total revenue by reportable segment.

                              Three Months Ended
                                 September 30,
-----------------------------------------------------
$ in millions                  1999           1998
-----------------------------------------------------
Servers                        $  215         $  259
% of total revenue             37%            42%
Visual Workstations            $  160         $  149
% of total revenue             27%            24%
Global Services                $  166         $  167
% of total revenue             28%            27%
Other                          $   44         $   41
% of total revenue             8%             7%
-----------------------------------------------------

Server revenue for the first quarter of fiscal 2000 decreased $44 million or 17% compared with the first quarter of fiscal 1999. The decrease reflects the continuing trend in the declining vector supercomputer market coupled with lower revenue within our Origin brand scalable server business reflecting market uncertainty with regard to our recent reorganization. The decreases were offset in part by modest year over year growth in our Onyx-Registered Trademark- supercomputer revenue.

Visual Workstation revenue for the first quarter of fiscal 2000 increased $11 million or 7% compared with the first quarter of fiscal 1999. Sales of our UNIX workstation product continued to shrink year over year. This decline was partially offset by sales of our Silicon Graphics 320 and 540 visual workstation systems, but in fact the sales performance of these products continued to be disappointing. In light of this performance and the transition to more industry-standard Windows NT-Registered Trademark-based products reflected in the strategic announcements on August 10, we recorded a charge in the first quarter of fiscal 2000 anticipating the end of life of the Silicon Graphics 320 and 540 products. See "Gross Profit Margin" and "Other Operating Expenses."

Global Services revenue, which is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales, remained approximately flat year over year.

Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our applications software subsidiary, Alias|Wavefront, and MIPS Technologies, our majority-owned subsidiary that develops and markets microprocessors and related intellectual property.

Total revenue by geographic area was as follows (in millions):

                          Three Months Ended
                             September 30,
-----------------------------------------------
Area                       1999       1998
-----------------------------------------------
Americas                   $351       $326
Europe                      150        184
Rest of World                84        106
-----------------------------------------------
Total revenue              $585       $616
-----------------------------------------------

Geographic revenue as a percentage of total revenue was as follows:

                          Three Months Ended
                             September 30,
------------------------------------------------
Area                       1999        1998
------------------------------------------------
Americas                    60%         53%
Europe                      26%         30%
Rest of World               14%         17%
------------------------------------------------

As a percentage of revenue, a larger portion of our revenue is being generated in the Americas, primarily the United States where our Onyx server business grew year over year and where our UNIX workstation business has been stable despite the shrinking market for this product line.

Our consolidated backlog at September 30, 1999 was $333 million compared with $376 million at June 30, 1999.

GROSS PROFIT MARGIN

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Costs associated with non-recurring engineering revenue are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services.

Our overall gross profit margin decreased to 24.6% in the first quarter of fiscal 2000 compared with 38.6% in the first quarter of fiscal 1999. Gross profit margin for the first quarter of fiscal 2000 included non-recurring charges related to our Silicon Graphics 320 and 540 visual workstations. We charged cost of product and other revenues approximately $40 million for third party manufacturing contract cancellations and purchase commitments and $20 million for excess product and demonstration inventory. We also charged $20 million to cost of service revenue for future unrecoverable support costs. Without these charges, our gross profit margin for the first quarter of fiscal 2000 would have been 39.2%, an increase of 0.6 percentage points year over year. We have been able to maintain a fairly consistent gross profit margin by consolidation and outsourcing of certain manufacturing operations and continued improvements in manufacturing efficiencies and procurement practices. Fairly consistent gross profit margins have been maintained despite continuing pricing pressures in both the Server and Visual Workstation segments, as well as in our Global Services business, specifically in the professional services area as we continue to incur disproportionate costs to ramp the business.

OPERATING EXPENSES

                                            Three months ended
                                              September 30,
$ in millions                           1999              1998
--------------------------------------------------------------------
Research and development                $85              $102
% of total revenue                      14.6%            16.6%
Selling, general and administrative     $228             $233
% of total revenue                      39.0%            37.8%
Other                                   $145             $ --
% of total revenue                      24.7%              --
--------------------------------------------------------------------

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Operating expense for the first quarter of fiscal 2000 declined 6% in absolute dollars and, as a percentage of total revenue, from 54.4% to 53.6% compared with the first quarter of fiscal 1999. The decrease in operating expense resulted from comparatively lower headcount of approximately 1,100 positions and other expense control measures, including more focused research and development project spending and management. We believe that these operating expense levels continue to be higher than appropriate given current revenue levels, and accordingly during Q1 took a series of restructuring actions to reduce further our operating expenses. Our objective is to reduce our overall operating expense levels for fiscal 2000 by approximately $250 million from the fiscal 1999 levels.

OTHER OPERATING EXPENSE. In the second quarter of fiscal 1998, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. This restructuring program was broad based and covered virtually all aspects of our products, operations and processes. The process of developing this program included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 1999 operating plan. During the first quarter of fiscal 2000, there were no changes in estimated restructuring costs associated with the fiscal 1998 actions and we paid $1 million in severance and related costs.

During the first quarter of fiscal 2000, we announced and began to implement additional restructuring actions with the objective to reduce our overall operating expense levels for fiscal 2000 by approximately $250 million from the fiscal 1999 levels. These actions resulted in aggregate charges of $145 million. The charges included $62 million for the elimination of approximately 1,100 positions in essentially all of our functions and locations. As of September 30, 1999, we had separation agreements with approximately 600 individuals and plan to reach agreement with substantially all the additional individuals by December 31, 1999. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services are expected to be paid by June 30, 2000. We also recorded operating asset write downs of $26.5 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silcon Graphics 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contact cancellation charges associated with the above actions totaled $8.5 million. Our plan also requires vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through 2004. We estimate this action will require ongoing lease payments of $26 million until subleases can be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million of put-back and exit costs. We expensed $4.1 million for professional services fees directly related to the restructuring plan, which were provided prior to September 30,1999. Management has determined the fair values associated with the recovery of all assets affected by the above actions and accordingly has recorded non-cash asset write-downs of $38 million. The remainder of the actions have or will result in cash expenditures of $107 million.

INTEREST AND OTHER

INTEREST EXPENSE Interest expense for the first quarter of fiscal 2000 remained relatively consistent compared with the first quarter of fiscal 1999.

INTEREST INCOME AND OTHER, NET Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, the 34% minority interest in the earnings of MIPS and other non-operating items. Interest income and other, net for the first quarter of fiscal 2000 decreased $56 million compared with the first quarter of fisal 1999. Interest income on our cash investments decreased slightly year over year due to lower cash balances. The decrease in interest and other income, net for the first quarter of fiscal 2000 was primarily due to a $54 million gain on the sale of a portion of our interest in MIPS recorded in the first quarter of fiscal 1999. We did not sell any portion of our remaining interest in MIPS in the first quarter of fiscal 2000.

TAXES The effective tax benefit rate for the first quarter of fiscal 2000 was 23%, excluding the impact of the $86 million related to the Silicon Graphics 320 and 540 visual workstation product line and the $145 million charge for estimated restructuring costs, which were tax effected at 37%. The effective tax benefit rate for the first quarter of fiscal 1999 was also 23%, excluding the impact of the $54 million gain on the sale of a portion of our interest in MIPS, which was taxed at 38%. The fiscal 2000 and 1999 benefit rates, excluding the charges related to the Silicon Graphics 320 and 540 products and estimated restructuring charges in fiscal 2000 and the impact of the MIPS gain in fiscal 1999, differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At September 30, 1999, we had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $712 million. A valuation allowance of $117 million and deferred tax liability of $38 million offset the gross deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate approximately $1.2 billion of future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income, including income from the planned divestiture of our interest in MIPS. However, there can be no assurance that we will achieve our expectations of future income. Therefore, on a quarterly basis, we will evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances.


FINANCIAL CONDITION

At September 30, 1999, cash and cash equivalents and marketable and restricted investments totaled $640 million, down from $782 million at June 30, 1999. Included in the September 30, 1999 and June 30, 1999 balances are approximately $102 million and $94 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement.

Operating activities generated $24 million during the first quarter of fiscal 2000 compared with $81 million during the first quarter of fiscal 1999. Despite the net loss for the first quarter of fiscal 2000, cash flow from operating activities was positive. The positive operating cash flow was principally due to a decrease in accounts receivable due in part to lower revenue levels. Operating cash flows were also positively impacted by the fact that the $86 million charge related to the Silicon Graphics 320 and 540 products and the $145 million charge for estimated restructuring costs consumed only $12 million in the first quarter of fiscal 2000. These charges are expected to result in cash outlays of approximately $159 million, the majority of which will occur over the remainder of fiscal 2000 and will be funded through current working capital. For more information regarding our restructuring activity, see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report. Cash flow from operating activities was negatively impacted by the increase in deferred tax assets that did not provide cash.

Investing activities, other than changes in our available-for-sale and restricted investments, consumed $154 million in cash during the first quarter of fiscal 2000 compared with $50 million in the first quarter of fiscal 1999. The principal investing activity in the first quarter of fiscal 2000 is attributable to our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement.

Financing activities used $12 million during the first quarter of fiscal 2000 compared with $11 million during the first quarter of fiscal of 1999. The principal financing activities during the first quarter of fiscal 2000 included the use of $24 million to repurchase shares of our common stock, offset in part by proceeds from employee stock option exercises.

At September 30, 1999, our principal sources of liquidity included cash and cash equivalents and marketable investments of $539 million. We believe that these principal sources of liquidity, along with cash generated from operations, the expected proceeds from future MIPS offerings, and other resources available to us, should be adequate to fund our projected cash flow needs. We believe that the level of financial resources is an important competitive factor in the computer industry, and accordingly, we may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

BUSINESS TRANSITION. We are in the process of implementing strategic changes affecting all of our major businesses. The principal changes include the following:

     WORKSTATION BUSINESS. We are managing a long-term decline in our Unix workstation business by reducing our overall investment in this product line while continuing to introduce new product generations based on higher performance MIPS microprocessors and, late in fiscal 1999, a next generation graphics architecture. We are also managing a transition in our Intel-based workstation product line from the unique architecture of the Silicon Graphics 320 and 540 Visual Workstations to more industry standard architectures. Our objective in both cases is to participate in important sectors of the market while scaling our investment appropriately based on the opportunity presented.

     SERVER BUSINESS. We have announced a product roadmap that will, over the next five years, shift our products to the Intel microprocessor architecture. This will include a long-term transition from our MIPS microprocessor / IRIX operating system family of scalable servers to a family of Intel and Linux based servers. This transition will involve our supporting both product families indefinitely in order to provide flexibility and support to our customers.

     SUPERCOMPUTERS. The vector supercomputer market, in which our Cray-branded products compete, has declined over the past few years, and we believe that this decline represents a long-term trend. We have moved our Cray activities into a separate business unit and are seeking partners to assume the operation of this business.

All of these transitions are part of a long-term plan to return to growth and sustained profitability. In the short term, however, the transitions have created uncertainty among employees, customers and partners, which negatively affected operations in the first quarter of fiscal 2000 and which we believe will continue to have a negative effect in the second quarter. There can be no assurance that we will manage these transitions in a way that will allow us to recover from the disruptions experienced in the first quarter of fiscal 2000.

EXPENSE REDUCTION PROGRAM. During fiscal 1999, we reduced our operating expenses by about $240 million from the level of fiscal 1998 operating expenses. In August 1999, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with expected revenue levels resulting from our refocused business operations and restoring long-term profitability. As part of this effort, we expect, through the anticipated transfer of businesses to partners, the elimination of positions and managed hiring, to end fiscal 2000 with about 1/3 fewer employees than was the case at the end of fiscal 1999. These steps, and generally tighter operating expense controls, are part of an overall program to reduce our expense structure by about $250 million from fiscal 1999 operating levels. While our objective is to reduce our costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

DEPENDENCE ON PARTNERS AND SUPPLIERS. Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term transition to the Intel architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, or if unanticipated quality issues arise with products from suppliers.

EMPLOYEES. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent and we are currently experiencing higher rates of attrition, particularly in Mountain View, California and in certain functions, including technical personnel. We have initiated aggressive hiring and retention programs to attract and retain key employees but there is no assurance that these programs will offset our increased rates of attrition in the near term.

PRODUCT DEVELOPMENT AND INTRODUCTION. Our continued success depends on our ability to develop and rapidly bring to market highly differentiated, technologically complex and innovative products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal and external manufacturing teams, outside suppliers of key components such as semiconductor and storage products and outsourced manufacturing partners. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that acceptance of our new systems will not be affected by delays in this process. As described above, we are currently experiencing increased employee attrition rates in certain geographies and functions. Our ability to successfully attract and retain key technical, marketing and management personnel in a competitive hiring environment has a direct impact on our ability to maintain our product development timetables.

Short product life cycles place a premium on our ability to manage the transition to new products. We often announce new products in the early part of a quarter while the product is in the final stages of development, and seek to manufacture and ship the product in volume during the same quarter. Our results could be adversely affected by such factors as development delays, the release of products to manufacturing late in any quarter, quality or yield problems experienced by suppliers, variations in product costs and excess inventories of older products and components. In addition, some customers may delay purchasing existing products in anticipation of new product introductions.

PERIOD TO PERIOD FLUCTUATIONS. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for supercomputer and certain large-scale server products. Well over half of each quarter's revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

Our results have typically followed a seasonal pattern, with stronger sequential growth in the second and fourth fiscal quarters, reflecting the buying patterns of our customers. However, we expect this seasonality to be offset in the second quarter of this fiscal year by customer uncertainty regarding the effects of the year 2000 transition and our own company's business transition.

Our stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance.

YEAR 2000 COMPLIANCE. Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As for many other companies, the year 2000 computer issue poses a potential risk for SGI as a user of information systems in the operation of its business, and as a supplier of computer systems and related software, including operating system software, to customers.

We have completed an assessment of our core business information systems, many of which are provided by outside suppliers, for year 2000 readiness as well an assessment of a wide variety of other information systems and related business processes used in our operations. Our mission critical applications are believed to be year 2000 compliant, including the Oracle information system which was recently upgraded to the most recent version.

We continue to implement our program to support customer efforts to achieve year 2000 compliance. This program includes encouraging customers and independent software vendors to adopt our most recently released IRIX 6.5 operating system, which we believe is year 2000 compliant, and additional customer support procedures. We also have made available software upgrades for some earlier releases of the IRIX operating system. We believe that the hardware systems we expect to support beyond 1999, when running on compliant operating systems, will be year 2000 compliant. Our older products may require upgrade or replacement to become year 2000 compliant. We believe that we generally are not legally responsible for costs incurred by customers to achieve their year 2000 compliance. However, we may experience increasing customer satisfaction costs relating to these issues over the next few years.

We have assessed the possible effect on our operations of the year 2000 readiness of critical suppliers of products and services. Our reliance on our key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on us.

Certain of the costs associated with our internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) cannot effectively be isolated from other operating expenses, since investing in new systems is both an ordinary cost of doing business and a means to ensure year 2000 compliance. Our current estimates indicate the total costs to insure year 2000 compliance will not be material. We believe that we are unlikely to experience a material adverse impact on our financial condition or results of operations due to year 2000 compliance issues. However, since year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on us is not known at this time. The information regarding year 2000 issues provided in this Quarterly Report on Form 10-Q is based on our current assessment of ongoing activities and is subject to change as we continuously monitor these activities. We are currently monitoring and implementing appropriate contingency plans for potential year 2000 problems.

The Year 2000 disclosure set forth above is "year 2000 readiness disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

COMPETITION. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources and, in some segments, a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience. A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that Mr. Robert Bishop, who was appointed Chief Executive Officer in the fall of 1999, is not a United States citizen. However, these arrangements are subject to customer review and approval and periodic review by the Defense Security Service of the Department of Defense. Any disruption or limitation in our ability to do business with the United States government could have an adverse impact on SGI.

EXPORT REGULATION. Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with the sale of several computer systems to a customer in Russia during fiscal 1997. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business outside the United States.

Our international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

INTELLECTUAL PROPERTY. We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or may seek to obtain a license. In any given case there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of these intellectual property claims will also increase.

BUSINESS DISRUPTION. Our corporate headquarters, including most of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant earthquake could materially affect operating results. We are not insured for most losses and business interruptions of this kind.

MARKET RISK. In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. We regularly assesses these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required under this Item 3 is included in the section above entitled Market Risk.

                           PART II - OTHER INFORMATION


IITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) SGI held its Annual Meeting of Stockholders on October 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) SGI's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Robert R. Bishop, C. Richard Kramlich, Lucille Shapiro and Robert B. Shapiro were re-elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are Robert A. Lutz and James A. McDivitt. The Board adopted an amendment to the bylaws to reduce the number of directors from seven to six effective August 23, 1999.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

         1. To elect two Class I Directors of SGI to serve for a three-year term and to elect two Class III directors to serve for a two-year term.

                  CLASS I DIRECTORS:                                   CLASS III DIRECTORS:

                  C. RICHARD KRAMLICH:                                 ROBERT R. BISHOP:
                  For:  159,536,318       Withheld:  2,755,948         For:  159,585,358       Withheld:  2,706,908

                  LUCILLE SHAPIRO, PH.D.:                              ROBERT B. SHAPIRO:
                  For:  159,374,814       Withheld:  2,917,452         For:  154,058,776       Withheld:  8,233,490

         2. To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 30, 2000.

                  For:  161,339,716       Against:  486,800            Abstain:  465,750

         3. To consider and vote on a stockholder proposal concerning the annual election of the entire Board of Directors.

                  For:  84,635,510        Against:  19,696,286         Abstain:  1,153,062     Non-vote:  56,807,408

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.28 Master Termination Agreement between Virtual Funding, Limited Partnership and the Company dated September 27, 1999.

         27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 11, 1999           SILICON GRAPHICS, INC.
                                    a Delaware corporation



                                    By:  Steven J. Gomo
                                        -----------------------------------
                                         Steven J. Gomo
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit             Description
-------             -----------

10.28 Master Termination Agreement between Virtual Funding, Limited Partnership and the Company dated
                    September 27, 1999.

27.1                Financial Data Schedule