Form 10-Q
period 1999-12-31
SILICON GRAPHICS INC /CA/
filed 2000-02-15
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
         Exchange Act of 1934. For the quarterly period ended DECEMBER 31, 1999.

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

                                  YES X   NO
                                      -     ---


      As of January 28, 2000 there were 184,191,059 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                           PAGE NO.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets..................................................................  3

         Condensed Consolidated Statements of Operations........................................................  4

         Condensed Consolidated Statements of Cash Flows........................................................  5

         Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2.  Management's Discussion and Analysis

         of Results of Operations and Financial Condition......................................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................  21

Item 6.  Exhibits and Reports on Form 8-K......................................................................  21

Signatures  ...................................................................................................  22

Index to Exhibits  ..............................................................................................23





TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, Octane, Onyx, O2, IRIX and Onyx2 are registered trademarks and SGI and Origin are trademarks of Silicon Graphics, Inc. Cray is a registered trademark and Cray T90 is a trademark of Cray Research, LLC. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds used by permission.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               December 31,               June 30,
                                                                                  1999                    1999 (1)
                                                                                  ----                    --------
                                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................      $   357,037               $    571,117
     Short-term marketable investments.................................          126,126                    117,026
     Accounts receivable, net..........................................          420,387                    582,383
     Inventories.......................................................          210,001                    195,181
     Prepaid expenses and other current assets.........................          370,667                    381,326
                                                                             -----------               ------------
         Total current assets..........................................        1,484,218                  1,847,033


Restricted investments.................................................          125,302                     94,226

Property and equipment, net............................................          474,412                    380,768

Other assets...........................................................          820,470                    466,230
                                                                             -----------               ------------
                                                                             $ 2,904,402               $  2,788,257
                                                                             ===========               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................      $   176,794               $    192,974
     Other current liabilities.........................................          845,923                    784,079
                                                                             -----------               ------------
         Total current liabilities.....................................        1,022,717                    977,053

Long-term debt and other...............................................          381,164                    387,005

Stockholders' equity:
     Preferred stock...................................................           16,998                     16,998
     Common stock and additional paid-in capital.......................        1,433,569                  1,421,028
     Retained earnings (accumulated deficit)...........................         (127,907)                    92,449
     Treasury stock....................................................          (86,363)                  (104,633)
     Accumulated other comprehensive income............................          264,224                     (1,643)
                                                                             -----------               ------------
         Total stockholders' equity....................................        1,500,521                  1,424,199
                                                                             -----------               ------------
                                                                             $ 2,904,402               $  2,788,257
                                                                             ===========               ============



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

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except per share amounts)


                                                                     Three Months                      Six Months
                                                                  Ended December 31,               Ended December 31,
                                                              ----------------------------    -----------------------------
                                                                  1999           1998               1999           1998
                                                                  ----           ----               ----           ----

Product and other revenue............................         $   478,246    $   516,053      $     903,247  $     973,037
Service revenue......................................             169,947        168,770            330,149        328,142
                                                              -----------    -----------      -------------  -------------
     Total revenue...................................             648,193        684,823          1,233,396      1,301,179

Costs and expenses:
     Cost of product and other revenue...............             267,161        292,672            579,339        576,861
     Cost of service revenue.........................             122,510        102,301            251,595        196,852
     Research and development........................              78,607         97,179            163,957        199,317
     Selling, general and administrative.............             183,487        222,005            411,847        454,933
     Other operating expense (1).....................            (16,000)        (8,000)            128,538        (8,000)
                                                              -----------    -----------      -------------  -------------
         Total costs and expenses....................             635,765        706,157          1,535,276      1,419,963
                                                              -----------    -----------      -------------  -------------

Operating income (loss) .............................              12,428       (21,334)          (301,880)      (118,784)

Gain on sale of a portion of SGI interest in MIPS (2)                  --             --                 --         53,963
Interest and other income (expense), net.............               2,165        (3,524)            (1,854)        (6,233)
                                                              -----------    -----------      -------------  -------------
Income (loss) before income taxes....................              14,594       (24,858)          (303,734)       (71,054)

Income tax provision (benefit).......................               5,513        (4,517)           (99,914)        (7,047)
                                                              -----------    -----------      -------------  -------------
Net income (loss)....................................               9,081       (20,341)          (203,820)       (64,007)

Preferred stock dividend requirement.................               (131)          (131)              (262)          (262)
                                                              -----------    -----------      -------------  -------------
Net income (loss) available to common stockholders...         $    8,950     $  (20,472)      $   (204,082)  $    (64,269)
                                                              ===========    ===========      =============  =============

Net income (loss) per common share - basic and diluted        $      0.05    $    (0.11)      $      (1.12)  $      (0.34)
                                                              ===========    ===========      =============  =============

Common shares outstanding - basic...................              182,789        186,417            182,357        186,373
                                                              ===========    ===========      =============  =============
Common shares outstanding - diluted..................             183,143        186,417            182,357        186,373
                                                              ===========    ===========      =============  =============



(1) Amount represents a change in previously estimated restructuring costs in the three-month period ended December 31, 1999 and a net charge for estimated restructuring costs in the six-month period ended December 31, 1999. Amount represents a change in previously estimated restructuring costs in the three- and six-month periods ended December 31, 1998.
(2) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS").



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                                                  Six  Months Ended December 31,
                                                                                  ------------------------------
                                                                                  1999                       1998
                                                                                  ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................      $  (203,820)                 $ (64,007)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization.....................................           96,320                    114,219
     Gain on sale of a portion of SGI interest in MIPS.................               --                    (53,963)
     Restructuring.....................................................          128,538                     (8,000)
     Other.............................................................          (97,053)                    28,850
      Changes in operating assets and liabilities:
       Accounts receivable.............................................          161,996                    199,468
       Inventories.....................................................          (22,082)                    60,868
       Accounts payable................................................          (16,180)                   (64,477)
       Other assets and liabilities....................................          (27,406)                  (105,686)
                                                                             -----------                ------------
         Total adjustments.............................................          224,133                    171,279
                                                                             -----------                ------------
     Net cash provided by operating activities.........................           20,313                    107,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................         (195,397)                   (82,961)
Proceeds from sale of a portion of SGI interest in MIPS................               --                     53,963
Increase in other assets...............................................            2,046                    (51,093)
Restricted investments
  Purchases ...........................................................         (184,602)                  (106,418)
  Maturities...........................................................          153,526                     53,207
Available-for-sale investments:
  Purchases............................................................          (41,620)                  (250,212)
  Sales................................................................               --                    107,740
  Maturities...........................................................           32,573                    100,531
                                                                              ----------               ------------
     Net cash used in investing activities.............................         (233,474)                  (175,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt.......................................................               --                      4,935
Payments of debt principal.............................................          (11,668)                   (10,703)
Sale of SGI common stock...............................................           35,431                     21,874
Repurchase of SGI common stock.........................................          (24,420)                   (35,344)
Sale of MIPS common stock..............................................               --                     15,872
Cash dividends - preferred stock.......................................             (262)                      (262)
                                                                             -----------                 -----------
     Net cash used in financing activities.............................             (919)                    (3,628)
                                                                             -----------                 -----------

Net decrease in cash and cash equivalents..............................         (214,080)                   (71,599)
Cash and cash equivalents at beginning of period.......................          571,117                    506,639
                                                                             -----------                -----------
Cash and cash equivalents at end of period.............................       $  357,037                 $  435,040
                                                                             ===========                ===========


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

2.       INVENTORIES.


Inventories consist of (in thousands):


                                                               DECEMBER 31, 1999           JUNE 30, 1999
                                                               -----------------           -------------
         Components and subassemblies                           $    40,883                $   19,988
         Work-in-process                                             84,549                    71,406
         Finished goods                                              33,188                    41,694
         Demonstration systems                                       51,381                    62,093
                                                                -----------                ----------

                                                                $   210,001                $  195,181
                                                                ===========                ==========


3.       RESTRICTED INVESTMENTS.


Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

4.       PROPERTY AND EQUIPMENT.
         (in thousands)


                                                               DECEMBER 31, 1999           JUNE 30, 1999
                                                               -----------------           -------------
         Property and equipment, at cost                        $ 1,103,823                 $ 980,819
         Accumulated depreciation and amortization                 (629,411)                 (600,051)
                                                                   ---------                ----------

         Property and equipment, net                              $ 474,412                 $ 380,768
                                                                  =========                 =========


5.       OTHER ASSETS.

Included in other assets at December 31, 1999, is our investment in VA Linux Systems, Inc. ("VA Linux") carried at a market value of $268 million. SGI currently holds 1.3 million shares of VA Linux Common Stock that are subject to a short-term lock-up. The carrying value of our investment is subject to fluctuation based on the market value of the VA Linux stock price at our reporting date. The unrealized gain on this investment is included as a component of comprehensive income.

6.       RESTRUCTURING AND RELATED CHARGES.


In the second quarter of fiscal 1998, we announced and began to implement a broad-based restructuring program that covered virtually all aspects of our products, operations and processes. During the first six months of fiscal 2000, there were no changes in estimated restructuring costs associated with the fiscal 1998 actions and we paid approximately $1 million in severance and related costs associated with the fiscal 1998 actions.

During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. The charges included $66 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units anticipated, prepaid license agreements and other intangible assets associated with the anticipated end of life of our

Silicon Graphics-Registered Trademark- 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. Our plan also required vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this action would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second quarter of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $16 million. The adjustment primarily reflects lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. The adjustment also reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Our revised estimate of the number of involuntary employee terminations associated with the fiscal 2000 restructuring activity is 900. As of December 31, 1999, approximately 750 of the estimated 900 positions have been eliminated. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services, are expected to be paid by June 30, 2000. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining facilities related accrual balance of $22 million at December 31, 1999 will result in cash expenditures through fiscal 2004.

The following table depicts the restructuring activity during the first six months of fiscal 2000:


Category                       Balance at                   Expenditures          Adjustments       Balance at
(in thousands)               June 30, 1999  Additions     Cash      Non-cash  Increase/(Decrease)  Dec. 31, 1999
---------------------------- ------------- ---------- ----------- ----------- ------------------- -------------
Severance & related charges    $   5,218     $ 65,820 $ (47,085)     $    --          $  (1,844)      $ 22,109

Operating aset write-downs            --       26,584         --    (26,584)                  --            --

Canceled contracts                    --        8,468    (4,570)          --             (3,898)            --

Vacated facilities                 1,049       43,666    (3,049)    (11,157)             (8,730)        21,779

Other                              2,166           --        339          --             (1,528)           977
                             ------------- ---------- ----------- ----------- ------------------- -------------
                              $    8,433     $144,538  $(54,365)   $(37,741)          $ (16,000)      $ 44,865


7.       EARNINGS PER SHARE.


The following table sets forth the computation of basic and diluted income
(loss) per share:


                                                             Three Months Ended                Six Months Ended
                                                                December 31,                     December 31,
                                                       -------------------------------- -------------------------------
(in thousands, except per share amounts)                    1999             1998            1999            1998
------------------------------------------------------ ---------------- --------------- --------------- ---------------
Net income (loss)                                       $      9,081      $   (20,341)     $ (203,820)     $  (64,007)
Less preferred stock dividends                                  (131)            (131)           (262)           (262)
                                                        -------------     ------------     -----------     -----------

Net income (loss) available to common stockholders      $      8,950      $   (20,472)     $ (204,082)     $  (64,269)
                                                        =============     ============     ===========     ===========

Weighted average shares outstanding--basic                   182,789          186,417         182,357         186,373
Employee stock options and restricted shares                     354               --              --              --
                                                        -------------     ------------     -----------     -----------
Weighted average shares outstanding--diluted                 183,143          186,417         182,357         186,373
                                                        =============     ============     ===========     ===========
Net income (loss) per share - basic and diluted         $       0.05      $     (0.11)     $    (1.12)     $    (0.34)
                                                        =============     ============     ===========     ===========
Potentially dilutive securities excluded from
    computations because they are anti-dilutive                8,578           10,691          10,856          10,219
                                                        =============     ============     ===========     ===========

8.       COMPREHENSIVE INCOME.


The components of comprehensive income, net of tax, are as follows:


                                                          Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                     ----------------------------- ------------------------------
(in thousands)                                           1999           1998            1999           1998
---------------------------------------------------- -------------- -------------- --------------- --------------
Net income (loss)                                       $    9,081      $ (20,341)    $ (203,820)      $ (64,007)
Change in unrealized gain on available-for-sale
    investments                                            262,628             11        262,718              88
Change in unrealized gain on derivative instruments
    designated and qualifying as cash flow hedges           (1,095)            --           (488)             --
Foreign currency translation adjustments                    (6,374)        (1,966)         3,636           7,748
                                                       -------------  -------------        -----       ---------
Comprehensive income                                    $  264,240      $ (22,296)    $   62,046       $ (56,171)
                                                       =============  =============   ===========      ==========

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

                                                                        September 30,       June 30,
(in thousands)                                                               1999             1999
---------------------------------------------------------------------- ----------------- ---------------
Unrealized gain (loss) on available-for-sale investments                      $ 262,601         $ (118)
Unrealized gain (loss) on derivative instruments designated
    and qualifying as cash flow hedges                                            (488)              --
Foreign currency translation adjustments                                          2,111         (1,525)
                                                                             ----------       ---------
Accumulated other comprehensive income (loss)                                $ 264,224        $ (1,643)
                                                                             ==========       =========


9.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

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

The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the forward-to-forward rate comparison for currency forward contracts which makes same-currency hedges perfectly effective. For currency option contracts, the effectiveness is measured on an intrinsic basis using only the current spot rate and the strike price for both the currency option contract (either a put or call option) and the underlying transaction. The result of this is that same-currency hedges are perfectly effective. All time value and volatility changes are deemed ineffective and are immediately recognized in earnings.

RISK MANAGEMENT - In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivatives to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and for commitments related to customer transactions. We do not use derivatives for trading purposes.

CASH FLOW HEDGES - Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The net loss recognized in accumulated other comprehensive income as of December 31, 1999 was $0.5 million. The effect on earnings for the six month period ended December 31, 1999 relating to the ineffectiveness of hedging activities was not material. The amount in accumulated other comprehensive income as of December 31, 1999 will be reclassified into earnings within the next twelve months.

ACCUMULATED DERIVATIVE GAINS OR LOSSES - The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by us during the period from July 1, 1999 through December 31, 1999 (in thousands):


         Cumulative effect of adopting SFAS 133                      $    --
         Reclassified into earnings from other
            comprehensive income, net                                $  (377)
         Changes in fair value of derivatives, net                   $  (111)
         Accumulated derivative loss included in
            other comprehensive income                               $  (488)



10.       SEGMENT INFORMATION.


SGI has three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. We evaluate performance for each of these segments based on profit or loss from operations before interest and taxes.

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

Information on reportable segments is as follows (in thousands):


                                                    Three Months Ended December 31,               Six Months Ended December,
                                                                  Visual       Global                       Visual        Global
                                                   Servers     Workstations   Services      Servers      Workstations    Services
------------------------------------------------------------------------------------------------------------------------------------
1999:
Revenue from external customers                   $ 273,484     $ 141,320     $ 180,556     $ 488,377     $ 301,355     $ 346,640
Segment profit (loss)                             $ (32,488)    $  12,079     $     434     $ (89,074)    $(101,631)    $  (6,112)
Significant  items:
 Non-recurring charges for contract
   cancellations and inventory and future
    support costs related to the Silicon
    Graphics 320 and 540 visual workstations      $      --     $  18,000     $  (3,300)    $      --     $ (47,790)    $ (23,050)
Vector supercomputer warranty-related
    charges                                       $ (15,300)    $      --     $      --     $ (15,300)    $      --     $      --
----------------------------------------------    ---------     ---------     ---------     ---------     ---------     ---------

----------------------------------------------    ---------     ---------     ---------     ---------     ---------     ---------
1998:
Revenue from external customers                   $ 309,760     $ 152,240     $ 175,836     $ 568,965     $ 301,231     $ 342,904
Segment profit (loss)                             $  (2,770)    $ (57,000)    $  30,513     $ (66,891)    $(117,334)    $  55,617
Significant noncash items:
   Asset valuation adjustments                    $      --     $      --     $      --     $      --     $  (6,000)    $      --

----------------------------------------------    ---------     ---------     ---------     ---------     ---------     ---------


Reconciliation to SGI as reported (in thousands):


                                                           Three Months Ended           Six Months Ended
                                                              December 31,                December 31,
                                                       ---------------------------------------------------------
                                                           1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------------
REVENUE:
Total reportable segments                            $   595,360     $   637,836     $ 1,136,372     $ 1,213,100
Other                                                     52,833          46,987          97,024          88,079
                                                     ===========     ===========     ===========     ===========
Total SGI consolidated                               $   648,193     $   684,823     $ 1,233,396     $ 1,301,179
                                                     ===========     ===========     ===========     ===========

OPERATING PROFIT (LOSS):
Total reportable segments                            $   (19,975)    $   (29,257)    $  (196,817)    $  (128,608)
Other                                                     16,403             (77)         23,475           1,824
Restructuring                                             16,000           8,000        (128,538)          8,000
                                                     -----------     -----------     -----------     -----------
Total SGI consolidated                               $    12,428     $   (21,334)    $  (301,880)    $  (118,784)
                                                     ===========     ===========     ===========     ===========



11.      CONTINGENCIES.

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

The securities class action lawsuit filed in January 1996 in the Northern District of California alleging that SGI and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995, was dismissed with prejudice by the District Court in May 1996. In July, 1999, the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal and in October 1999, the same court declined to rehear the case. The determination of the Ninth Circuit became final in January 2000 and the dismissal is now a final order.

We are also defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April 1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The U.S. Court of Appeals has denied defendants' petition for rehearing. The case has been remanded to the U.S. District Court and is proceeding through discovery.

The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business - Export Regulation."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

MANAGEMENT'S DISCUSSION AND ANALYSIS
This Quarterly Report on Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our business transition objectives, anticipated headcount reductions, year 2000 issues and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events.
In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates,"
"believes," "estimates," "predicts," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

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


RESULTS OF OPERATIONS                             Three Months Ended        Six Months Ended
(NUMBERS MAY NOT ADD DUE TO ROUNDING)                December 31,             December 31,
----------------------------------------------- ---------- ------------ ------------ ------------
$ in millions                                       1999          1998        1999          1998
----------------------------------------------- ---------- ------------ ------------ ------------
Total revenue                                     $   648     $    685     $  1,233      $ 1,301
Cost of revenue                                       390          395          831          774
----------------------------------------------- ---------- ------------ ------------ ------------
Gross profit                                          259          238          402          238
Gross profit margin                                 39.9%        42.3%        32.6%        40.5%
Total operating expenses                              246          311          704          646
----------------------------------------------- ---------- ------------ ------------ ------------
Operating income (loss)                                12         (21)        (302)        (119)
Other income (expense)                                  2          (4)          (2)           48
----------------------------------------------- ---------- ------------ ------------ ------------
Income (loss) before income taxes                      15         (25)        (304)         (71)
----------------------------------------------- ---------- ------------ ------------ ------------
Net income (loss)                                  $    9     $   (20)      $ (204)      $  (64)
=============================================== ========== ============ ============ ============
Net  income  (loss)  per  share  -  basic  and     $ 0.05     $ (0.11)      $(1.12)      $(0.34)
diluted
=============================================== ========== ============ ============ ============


REVENUE


Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's products include the Silicon Graphics-Registered Trademark-Onyx2-Registered Trademark-, Origin-TM-, SGI-TM- 1000 server family and Cray-Registered Trademark- product families. The Visual Workstation segment's products include the Silicon Graphics-Registered Trademark- 02-Registered Trademark-, Silicon Graphics-Registered Trademark- Octane-Registered Trademark- and Silicon Graphics 320 and 540 visual workstations.

Revenue for both the second quarter and first six months of fiscal 2000 decreased 5% or $37 million and $68 million, respectively, compared with the corresponding periods of fiscal 1999. These decreases reflect the continuing decline in our UNIX workstation market which is part of our visual workstation segment, as well as a decline in our Origin brand scalable server and vector supercomputer businesses, which are both part of our server segment.

The following table presents total revenue by reportable segment .


                             Three Months Ended         Six Months Ended
                                December 31,              December 31,
------------------------- ------------------------- -------------------------
$ in millions             1999         1998         1999         1998
------------------------- ------------ ------------ ------------ ------------
Servers                   $  273       $  310       $  488       $  569
% of total revenue        42%          45%          40%          44%
Visual Workstations       $  141       $  152       $  301       $  301
% of total revenue        22%          22%          24%          23%
Global Services           $  181       $  176       $  347       $  343
% of total revenue        28%          26%          28%          26%
Other                     $   53       $   47       $   97       $   88
% of total revenue         8%          7%           8%           7%
------------------------- ------------ ------------ ------------ ------------


Server revenue for the second quarter and first six months of fiscal 2000 decreased $36 million, or 12%, and $81 million, or 14%, respectively, compared with the corresponding periods of fiscal 1999. The decreases reflect the continuing trend in the declining vector supercomputer market coupled with lower revenue within our Origin brand scalable server business.
Modest declines in Silicon Graphics-Registered Trademark- Onyx-Registered Trademark- server revenue were also noted during the second quarter and first six months of fiscal 2000 compared with the corresponding periods of fiscal 1999.

Visual Workstation revenue for the second quarter of fiscal 2000 decreased $11 million or 7%, but remained relatively flat for the first six months of fiscal 2000, compared with the corresponding periods of fiscal 1999. Sales of our UNIX workstation product continued to shrink year over year. This decline was partially offset by better than expected sales of our Silicon Graphics 320 and 540 visual workstation systems which are being transitioned to more industry-standard Windows NT-Registered Trademark- based products. In light of this transition, we recorded a net charge during the first six months of fiscal 2000 anticipating the end of life of the Silicon Graphics 320 and 540 products. See "Gross Profit Margin" and "Operating Expenses."

Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Global Services revenue increased slightly for both the second quarter and first six months of fiscal 2000 primarily reflecting an increase in professional services revenue offset by a slight decline in our traditional customer support revenue.

Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our applications software subsidiary, Alias|Wavefront, and MIPS Technologies, our majority-owned subsidiary that develops and markets microprocessor-related intellectual property.

Total revenue by geographic area was as follows (in millions):


                      Three Months Ended      Six Months Ended
                         December 31,           December 31,
-------------------- ---------------------- ----------------------
Area                   1999        1998        1999       1998
-------------------- ----------- ---------- ---------- -----------
Americas                $345        $365       $696       $691
Europe                   171         212        321        396
Rest of World            132         108        216        214
-------------------- ----------- ---------- ---------- -----------
Total revenue           $648        $685       $1,233     $1,301
==================== =========== ========== ========== ===========


Geographic revenue as a percentage of total revenue was as follows:


                      Three Months Ended      Six Months Ended
                         December 31,           December 31,
-------------------- ---------------------- ----------------------
Area                 1999        1998       1999       1998
-------------------- ----------- ---------- ---------- -----------
Americas             53%         53%        56%        53%
Europe               26%         31%        26%        30%
Rest of World        21%         16%        18%        17%
-------------------- ----------- ---------- ---------- -----------


As a percentage of revenue, a larger portion of our revenue is being generated in the Americas, primarily the United States, where our UNIX workstation business has been stable despite the shrinking market for this product line. Sales of our Origin servers were also strong in Japan for both the second quarter and first six months of fiscal 2000 compared with the corresponding periods of fiscal 1999 which accounted for the slight increase as a percentage of total revenue for the "Rest of World" geographic region.

Our consolidated backlog at December 31, 1999 was $286 million compared with $333 million at September 30, 1999.

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

Gross margin of 39.9% and 32.6% for the second quarter and first six months of fiscal 2000, respectively, declined compared with gross margin of 42.3% and 40.5%, respectively, for the corresponding periods of fiscal 1999. Gross profit margin for the second quarter and first six months of fiscal 2000 included certain adjustments related to our Silicon Graphics 320 and 540 visual workstations. During the first quarter of fiscal 2000 we charged cost of product and other revenues approximately $53 million for third party manufacturing contract cancellations and purchase commitments and $13 million for excess product and demonstration inventory. We also charged $20 million to cost of service revenue for future unrecoverable support costs. During the second quarter of fiscal 2000 we sold more Silicon Graphics 320 and 540 visual workstations than we had anticipated selling when we provided our first quarter charges. We believe the higher than anticipated sales had a favorable impact of approximately $18 million on product margins. Offsetting this favorable impact on product gross margin was a $3 million charge to service gross margin for additional unrecoverable support costs associated with the higher than anticipated sales of Silicon Graphics 320 and 540 visual workstations as well as an additional $15 million charge for estimated warranty related costs associated with the Cray T90-TM-vector supercomputer product line. Without these adjustments, our gross profit margin for the second quarter and first six months of fiscal 2000 would have been 40.0% and 39.4%, respectively, representing a decrease of 2.3 and 1.1 percentage points, respectively, compared with the corresponding periods of fiscal 1999. We have been able to maintain a fairly consistent gross profit margin by consolidation and outsourcing of certain manufacturing operations and continued improvements in manufacturing efficiencies and procurement practices.


OPERATING EXPENSE                     Three months ended      Six months ended
(numbers may not add due to rounding)    December 31,           December 31,
------------------------------------- ----------------------- ----------------------
$ in millions                           1999        1998        1999        1998
------------------------------------- ----------- ----------- ----------- ----------
Research and development                $  79       $  97       $ 164       $ 199
% of total revenue                      12.1%       14.2%       13.3%       15.3%
Selling, general and administrative     $ 183       $ 222       $ 412       $ 455
% of total revenue                      28.3%       32.4%       33.4%       35.0%
Other                                   $ (16)      $ (8)       $ 129       $ (8)
% of total revenue                      (2.5%)      (1.2%)      10.4%       (0.6%)
------------------------------------- ----------- ----------- ----------- ----------


OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Operating expense for the second quarter and first six months of fiscal 2000 declined 18% and 12%, respectively, in absolute dollars and, as a percentage of total revenue, from 46.7% to 40.4% and from 50.3% to 46.6%, respectively, compared with the corresponding periods of fiscal 1999. The decrease in operating expense resulted from comparatively lower headcount of approximately 1,500 positions and other expense control measures, including more focused research and development project spending and management. We do not currently expect to undertake significant actions to further reduce our operating expenses from the second quarter expense levels during the balance of fiscal 2000.

OTHER OPERATING EXPENSES. During the first quarter of fiscal 2000, we announced and began to implement restructuring actions with the objective to reduce our overall operating expense levels for fiscal 2000 by approximately $250 million from the fiscal 1999 levels. These actions resulted in aggregate charges of $145 million. The charges included $66 million for the elimination of approximately 1,100 positions in essentially all of our functions and locations. We also recorded operating asset write downs of $26.5 million for fixed assets and evaluation units, prepaid license agreements and other intangibles assets associated with the end of life of our Silicon Graphics 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. Our plan also required vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this action would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second quarter of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activity and recorded an adjustment of $16 million. The adjustment primarily reflects lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. The adjustment also reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Our revised estimate of the number of involuntary employee terminations associated with the fiscal 2000 restructuring activity is 900. As of December 31, 1999, approximately 750 of the estimated 900 positions have been eliminated. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services are expected to be paid by June 30, 2000. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining facilities related accrual balance of $22 million at December 31, 1999 will result in cash expenditures through fiscal 2004.

INTEREST AND OTHER


INTEREST EXPENSE Interest expense for the second quarter and first six months of fiscal 2000 decreased 25% and 19%, respectively, compared with the corresponding periods of fiscal 1999 principally due to a reduction in long-term borrowings of approximately $20 million year over year.

INTEREST INCOME AND OTHER, NET Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, the 34% minority interest in the earnings of MIPS and other non-operating items. Interest income and other, net for the second quarter of fiscal 2000 increased $6 million compared with the second quarter of fiscal 1999 principally due to a favorable mark-to-market fluctuation of anticipated transactions under our hedging program and a gain recognized on the partial retirement of debt. The decrease in interest and other income, net for the first six months of fiscal 2000 compared with the first six months of fiscal 1999 was primarily due to a $54 million gain on the sale of a portion of our interest in MIPS recorded in the first quarter of fiscal 1999. We did not sell any portion of our remaining interest in MIPS during the first six months of fiscal 2000.

TAXES. The Company's effective tax benefit rate for the first six months of fiscal 2000 was 23%, excluding the impact of the $71 million year-to-date charge related to the Silicon Graphics 320 and 540 visual workstation product line, the impact of the $15 million charge related to the Cray T90 product line and the $129 million year-to-date charge for estimated restructuring costs, which were tax effected at 37%. The Company's effective tax benefit rate for the first six months of fiscal 1999 was also 23%, excluding the impact of the $54 million gain on the sale of a portion of its interest in MIPS in the first quarter of fiscal 1999 and an $8 million change in previously estimated restructuring costs in the second quarter of fiscal 1999, which were tax effected at 38%. The fiscal 2000 and 1999 benefit rates, excluding the charges related to the Silicon Graphics 320 and 540 products, the Cray T90 product line and estimated restructuring charges in fiscal 2000 and the impact of the MIPS gain and change in previously estimated restructuring charges in fiscal 1999, differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At December 31, 1999, we had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $706 million. A valuation allowance of $118 million and deferred tax liability of $38 million offset the gross deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate approximately $1.2 billion of future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income, including income from the planned divestiture of our interest in MIPS. However, there can be no assurance that we will achieve our expectations of future income. Therefore, on a quarterly basis, we will evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances.

FINANCIAL CONDITION

At December 31, 1999, cash and cash equivalents and marketable and restricted investments totaled $608 million, down from $782 million at June 30, 1999. Included in the December 31, 1999 and June 30, 1999 balances are approximately $125 million and $94 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement.

Operating activities generated $20 million during the first six months of fiscal 2000 compared with $107 million during the first six months of fiscal 1999. Despite the net loss for the first six months of fiscal 2000, cash flow from operating activities was positive. The positive operating cash flow was principally due to a decrease in accounts receivable attributable to lower revenue levels and continued improved collections. Positive operating cash flows were partially offset by approximately $54 million in cash payments fo-severance, contractual obligations and facilities obligations related to restructuring activities. These activities are expected to result in future cash outlays of approximately $45 million, the majority of which will occur over the remainder of fiscal 2000 and will be funded through current working capital. Cash flow from operating activities was also negatively impacted by the increase in deferred tax assets, included in other adjustments to reconcile net loss to net cash.

Investing activities, other than changes in our available-for-sale and restricted investments, consumed $193 million in cash during the first six months of fiscal 2000 compared with $80 million during the first six months of fiscal 1999. The principal investing activity during the first six months of fiscal 2000 was our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement.

Financing activities used $1 million during the first six months of fiscal 2000 compared with $4 million during the first six months of fiscal of 1999. The principal financing activities during the first six months of fiscal 2000 included the use of $24 million to repurchase shares of our common stock and $12 million to retire debt, offset in part by proceeds from employee stock purchase plan issuances and employee stock option exercises.

At December 31,1999, our principal sources of liquidity included cash and cash equivalents and marketable investments of $483 million. We believe that these principal sources of liquidity, along with cash generated from operations and other resources available to us, should be adequate to fund our projected cash flow needs. We believe that the level of financial resources is an important competitive factor in the computer industry, and accordingly, we may elect to raise additional capital through debt or equity financing in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS


SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

BUSINESS TRANSITION. We are in the process of implementing strategic changes affecting all of our major businesses. The principal changes include the following:

         WORKSTATION BUSINESS. We are managing a long-term decline in our Unix workstation business by reducing our overall investment in this product line while continuing to introduce new product generations based on higher performance MIPS-Registered Trademark- microprocessors and, late in fiscal 2000, a next generation graphics architecture. We are also managing a transition in our Intel-Registered Trademark--based workstation product line from the unique architecture of the Silicon Graphics 320 and 540 Visual Workstations to more industry standard architectures. Our objective in both cases is to participate in important sectors of the market while scaling our investment appropriately based on the opportunity presented.

         SERVER BUSINESS. We have announced a product roadmap that will, over the next five years, shift our products to the Intel microprocessor architecture. This will include a long-term transition from our MIPS microprocessor / IRIX-Registered Trademark- operating system family of scalable servers to a family of Intel and Linux-Registered Trademark- based servers. This transition will involve our supporting both product families indefinitely in order to provide flexibility and support to our customers.

         SUPERCOMPUTERS. THE VECTOR SUPERCOMPUTER MARKET, IN WHICH OUR CRAY-BRANDED PRODUCTS COMPETE, has declined over the past few years, and we believe that this decline represents a long-term trend. We have moved our Cray activities into a separate business unit and are seeking partners to assume the operation of this business.

All of these transitions are part of a long-term plan to return to growth and sustained profitability. In the short term, however, the transitions have created uncertainty among employees, customers and partners, which negatively affected operations in the first half of fiscal 2000. There can be no assurance that we will introduce the new products required for these transitions as planned, successfully migrate our customer and partner base to the new products or otherwise manage these transitions in a way that will allow us to recover from the disruptions experienced in the first part of fiscal 2000.

EXPENSE REDUCTION PROGRAM. During fiscal 1999, we reduced our operating expenses by about $240 million from the level of fiscal 1998 operating expenses. In August 1999, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with expected revenue levels resulting from our refocused business operations and restoring long-term profitability. As part of this effort, we expect, through the anticipated transfer of businesses to partners, the elimination of positions and managed hiring, to end fiscal 2000 with about 1/3 fewer employees than was the case at the end of fiscal 1999. These steps, and generally tighter operating expense controls, are part of an overall program to reduce our expense structure. Our original objective in this process was to reduce fiscal 2000 operating expenses by about $250 million from fiscal 1999 operating levels. However, we feel that the revenue impact of the full complement of these expense cuts could be significant and currently do not expect to implement changes during the balance of fiscal 2000 to reduce our operating expenses below their second quarter level. While our objective is to reduce our costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

DEPENDENCE ON PARTNERS AND SUPPLIERS. Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term transition to the Intel architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, or if unanticipated quality issues arise with products from suppliers. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

EMPLOYEES. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent and we are currently experiencing higher rates of attrition, particularly in Mountain View, California and in certain functions, including technical personnel. We have initiated aggressive hiring and retention programs to attract and retain key employees, but there is no assurance that these programs will offset our increased rates of attrition in the near term.

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

PERIOD TO PERIOD FLUCTUATIONS. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for supercomputer and certain large-scale server products. A little over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

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

YEAR 2000 COMPLIANCE. As generally defined, the year 2000 issue includes not only problems which could have arisen when we moved from 1999 to 2000, but also includes any problems which may arise on February 29, 2000 ("Leap Day"). Leap Year occurs every four years, except for years ending in 00, in which case it does not occur unless the year is divisible by 400. Some computer systems and software do not recognize that the year 2000 is a Leap Year which could create problems with date-dependent data. Although we experienced no material problems related to the date change to January 1, 2000, in either our suppliers or our products, the year 2000 issue remains a risk until after February 29, 2000.

Certain of the costs associated with our internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) could not effectively be isolated from other operating expenses, since investing in new systems is both an ordinary cost of doing business and a means to ensure year 2000 compliance. Our current estimates indicate the total costs incurred to insure year 2000 compliance were not material. We believe that we are unlikely to experience a material adverse impact on our financial condition or results of operations due to year 2000 compliance issues. However, since year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on us is not known at this time. The information regarding year 2000 issues provided in this Quarterly Report on Form 10-Q is based on our current assessment of ongoing activities and is subject to change as we continuously monitor these activities. We are currently monitoring and implementing appropriate contingency plans for potential year 2000 problems.

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

EXPORT REGULATION. Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business outside the United States.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The securities class action lawsuit filed in January 1996 in the Northern District of California alleging that SGI and certain of its officers and directors made material misrepresentations and omissions during the period from September to December 1995 was dismissed with prejudice by the District Court in May 1996. In July 1999, the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal and in October 1999, the same court declined to rehear the case. The determination of the Ninth Circuit became final in January 2000 and the dismissal is now a final order.

We are also defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. In October 1997, the defendants' motion to dismiss the amended complaint was granted. In April 1999, the U.S. Court of Appeals for the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court for the District of Connecticut. The U.S. Court of Appeals has denied defendants' petition for rehearing. The case has been remanded to the U.S. District Court and is proceeding through discovery.

The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business - Export Regulation."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  February 11, 2000         SILICON GRAPHICS, INC.
                                     a Delaware corporation

                                     By:    Betsy Rafael
                                        ----------------------------------
                                            Betsy Rafael

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