Form 10-Q
period 2000-03-31
SILICON GRAPHICS INC /CA/
filed 2000-05-15
CIK 802301

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934. For the quarterly period ended MARCH 31, 2000.

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

As of April 28, 2000 there were 184,805,112 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets..................................................................  3

         Condensed Consolidated Statements of Operations........................................................  4

         Condensed Consolidated Statements of Cash Flows........................................................  5

         Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition......................................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................  20

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................................  21

Item 6.  Exhibits and Reports on Form 8-K......................................................................  21

Signatures  ...................................................................................................  22

Index to Exhibits  ............................................................................................  23

TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, Octane, Onyx, O2, IRIX and Onyx2 are registered trademarks and SGI and Origin are trademarks of Silicon Graphics, Inc. Cray is a registered trademark and Cray T90 is a trademark of Tera Computer Company. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds used by permission.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,       June 30,
                                                                                  2000           1999(1)
                                                                              -----------    -----------
                                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ............................................   $   380,776    $   571,117
     Short-term marketable investments ....................................         6,288        117,026
     Accounts receivable, net .............................................       358,625        582,383
     Inventories ..........................................................       184,339        195,181
     Deferred tax assets ..................................................       255,659        243,867
     Prepaid expenses and other current assets ............................       130,189        137,459
                                                                              -----------    -----------
         Total current assets .............................................     1,315,876      1,847,033


Restricted investments ....................................................       125,304         94,226

Property and equipment, net ...............................................       472,533        380,768

Other assets ..............................................................       602,380        466,230
                                                                              -----------    -----------
                                                                              $ 2,516,093    $ 2,788,257
                                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................   $   145,980    $   192,974
     Accrued compensation .................................................        84,683        104,362
     Deferred revenue .....................................................       314,548        308,281
     Other current liabilities ............................................       319,985        371,436
                                                                              -----------    -----------
         Total current liabilities ........................................       865,196        977,053

Long-term debt and other ..................................................       381,143        387,005

Stockholders' equity:
     Preferred stock ......................................................        16,998         16,998
     Common stock and additional paid-in capital ..........................     1,440,534      1,421,028
     Retained earnings (accumulated deficit) ..............................      (154,801)        92,449
     Treasury stock .......................................................       (70,493)      (104,633)
     Accumulated other comprehensive income (loss) ........................        37,516         (1,643)
                                                                              -----------    -----------
         Total stockholders' equity .......................................     1,269,754      1,424,199
                                                                              -----------    -----------
                                                                              $ 2,516,093    $ 2,788,257
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


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months                     Nine Months
                                                                    Ended March 31,                 Ended March 31,
                                                               --------------------------    --------------------------
                                                                 2000           1999              2000           1999
                                                               -----------    -----------    -----------    -----------
Product and other revenue ..................................   $   400,330    $   454,733    $ 1,303,577    $ 1,427,770
Service revenue ............................................       163,357        164,442        493,506        492,584
                                                               -----------    -----------    -----------    -----------
     Total revenue .........................................       563,687        619,175      1,797,083      1,920,354

Costs and expenses:

     Cost of product and other revenue .....................       212,159        256,740        791,498        833,601
     Cost of service revenue ...............................       115,165        102,896        366,760        299,748
     Research and development ..............................        69,564         93,331        233,521        292,648
     Selling, general and administrative ...................       185,197        215,574        597,044        670,507
     Other operating expense (1) ...........................       (17,677)        (6,000)       110,861        (14,000)
                                                               -----------    -----------    -----------    -----------
         Total costs and expenses ..........................       564,408        662,541      2,099,684      2,082,504
                                                               -----------    -----------    -----------    -----------

Operating loss .............................................          (721)       (43,366)      (302,601)      (162,150)

Loss on sale of Cray product line (2) ......................       (20,837)            --        (20,837)            --
Gain on sale of a portion of SGI interest in MIPS (3) ......            --             --             --         53,963
Interest and other income (expense), net ...................        (1,723)        (7,358)        (3,577)       (13,591)
                                                               -----------    -----------    -----------    -----------
Loss before income taxes ...................................       (23,281)       (50,724)      (327,015)      (121,778)

Benefit for income taxes ...................................        (5,148)       (10,767)      (105,062)       (17,814)
                                                               -----------    -----------    -----------    -----------
Net loss ...................................................       (18,133)       (39,957)      (221,953)      (103,964)

Preferred stock dividend requirement .......................          (131)          (131)          (394)          (394)
                                                               -----------    -----------    -----------    -----------
Net loss available to common stockholders ..................   $   (18,264)   $   (40,088)   $  (222,347)   $  (104,358)
                                                               ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted ..............   $     (0.10)   $     (0.21)   $     (1.22)   $     (0.56)
                                                               ===========    ===========    ===========    ===========


Common shares outstanding - basic and diluted ..............       183,826        186,685        182,847        186,477
                                                               ===========    ===========    ===========    ===========


(1) Amount represents a change in previously estimated restructuring costs in the three-month period ended March 31, 2000 and a net charge for estimated restructuring costs in the nine-month period ended March 31, 2000. Amount represents a change in previously estimated restructuring costs in the three- and nine-month periods ended March 31, 1999.
(2)  Relates to the sale of the Cray product line to Tera Computer Company
     [See Note 3].
(3) Relates to the initial public offering of a minority interest in the Company's subsidiary, MIPS Technologies, Inc. ("MIPS").


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                       Nine Months Ended March 31,
                                                                           2000         1999
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................   $(221,953)   $(103,964)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ...................................     132,758      165,994
        Gain on sale of a portion of SGI interest in MIPS ............          --      (53,963)
        Loss on sale of Cray product line.............................      20,837           --
        Restructuring ................................................     110,861      (14,000)
        Changes in deferred tax assets................................    (142,463)     (22,852)
        Other ........................................................       8,506       37,217
        Changes in operating assets and liabilities (net of effects of sale of Cray product line):
           Accounts receivable .......................................     223,758      177,321
           Inventories ...............................................     (22,042)      72,423
           Accounts payable ..........................................     (46,994)     (38,971)
           Other assets and liabilities ..............................     (98,515)    (111,721)
                                                                         ---------    ---------
              Total adjustments ......................................     186,706      211,448
                                                                         ---------    ---------
        Net cash (used in) provided by operating activities ..........     (35,247)     107,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................................    (231,400)    (113,462)
Proceeds from sale of a portion of SGI interest in MIPS ..............          --       53,963
Increase in other assets .............................................     (16,129)     (88,102)
Restricted investments
       Purchases .....................................................    (244,406)    (244,186)
       Maturities ....................................................     213,328       76,415
Available-for-sale investments:
       Purchases .....................................................     (43,982)    (341,724)
       Sales .........................................................          --      197,740
       Maturities ....................................................     154,831      217,511
                                                                         ---------    ---------
Net cash used in investing activities ................................    (167,758)    (241,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt .....................................................       1,894        7,446
Payments of debt principal ...........................................     (13,884)     (21,858)
Sale of SGI common stock .............................................      49,468       38,665
Repurchase of SGI common stock .......................................     (24,420)     (68,042)
Sale of MIPS common stock ............................................          --       15,872
Cash dividends - preferred stock .....................................        (394)        (394)
                                                                         ---------    ---------
      Net cash provided by (used in) financing activities ............      12,664      (28,311)
                                                                         ---------    ---------

Net decrease in cash and cash equivalents ............................    (190,341)    (162,672)
Cash and cash equivalents at beginning of period .....................     571,117      506,639
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $ 380,776    $ 343,967
                                                                         =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Certain amounts for the prior year have been reclassified to conform to current year presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending September 30, 2000. At the current time, we have not determined the effect this change will have on our financial statements. However, management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations.

3.   SALE OF CRAY PRODUCT LINE.

On March 31, 2000, we completed the sale of our Cray-Registered Trademark-product line to Tera Computer Company ("Tera"). We received approximately $15 million in cash, a $36 million promissory note due in three equal quarterly installments beginning June 30, 2000 and 1 million shares of unregistered Tera common stock, valued at approximately $6.5 million at March 31, 2000. As a result of this transaction, approximately 750 employees transferred to Tera. In the event the promissory note is not paid in full by December 31, 2000, an additional $5 million in cash will become payable to us. Based upon the March 31, 2000 carrying value of the Cray product line and estimated costs and expenses expected to be incurred in connection with the transaction, we anticipate that we will record an overall gain of approximately $15 million from the transaction. However, the accompanying condensed consolidated financial statements include a pre-tax loss on the transaction of approximately $21 million because we will account for the promissory note proceeds when the cash payments are received. The anticipated overall gain is subject to adjustment (if any) based on the final determination of the net asset value of the assets sold and the liabilities assumed at March 31, 2000. Following is a summary of the assets sold and liabilities assumed by Tera:

(in millions)                                                              March 31, 2000
------------------------------------------------------------------------- -----------------
Inventories, net                                                                    $ 27.6
Property and equipment, net                                                            9.8
Spare parts                                                                           29.0
Other assets                                                                           8.4
Product warranty and other accrued liabilities                                       (32.4)
                                                                          -----------------
                                                                                    $ 42.4
                                                                          =================


4.   INVENTORIES.

(in thousands):                                                           March 31, 2000  June 30, 1999
--------------------------------------------------------------------------------------------------------
Components and subassemblies                                                    $ 49,693       $ 19,988
Work-in-process                                                                   47,481         71,406
Finished goods                                                                    35,369         41,694
Demonstration systems                                                             51,796         62,093
                                                                         ---------------- --------------

                                                                               $ 184,339      $ 195,181
                                                                         ================ ==============

5.   RESTRICTED INVESTMENTS.

Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

6.   PROPERTY AND EQUIPMENT.

(in thousands)                                                            March 31, 2000  June 30, 1999
--------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                               $1,063,707      $ 980,819
Accumulated depreciation and amortization                                       (591,174)      (600,051)

                                                                         ---------------- --------------
Property and equipment, net                                                    $ 472,533      $ 380,768
                                                                         ================ ==============


7.   OTHER ASSETS.

(in thousands):                                                           March 31, 2000  June 30, 1999
--------------------------------------------------------------------------------------------------------
Net long-term deferred tax assets                                              $ 229,640      $ 126,562
Investments                                                                      176,540         82,561
Spare parts                                                                      117,206        157,539
Software licenses, goodwill and other                                             78,994         99,568
                                                                         ---------------- --------------

                                                                               $ 602,380      $ 466,230
                                                                         ================ ==============

Included in Investments at March 31, 2000, is our investment in VA Linux Systems, Inc. ("VA Linux") carried at a market value of $78 million. SGI currently holds 1.3 million shares of VA Linux Common Stock that are subject to a short-term lock-up. The carrying value of our investment is subject to fluctuation based on the market value of the VA Linux stock price at our reporting date. The unrealized gain on this investment is included as a component of comprehensive income.

8.   RESTRUCTURING AND RELATED CHARGES.

In the second quarter of fiscal 1998, we announced and began to implement a broad-based restructuring program that covered virtually all aspects of our products, operations and processes. During the first nine months of fiscal 2000, we paid approximately $2 million in severance and related costs and costs to vacate facilities associated with the fiscal 1998 actions.

We determined that the remaining accrual associated with the fiscal 1998 restructuring activities was deemed unnecessary and recorded an adjustment of approximately $7 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs. To a lesser extent, estimated costs of contract cancellations and to exit certain facilities were also adjusted.

During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. These charges included $66 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the anticipated end of life of our Silicon Graphics-Registered Trademark- 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. Our plan also required vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this action would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second and third quarters of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $27 million has been recorded in fiscal 2000. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflects our new senior management's approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Our revised estimate of the number of involuntary employee terminations associated with the fiscal 2000 restructuring activity is 900. As of March 31, 2000, approximately 850 of the estimated 900 positions have been eliminated. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services, are expected to be paid by June 30, 2000. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining facilities related accrual balance of $4 million at March 31, 2000 is expected to result in cash expenditures through fiscal 2004.

The following table depicts the restructuring activity during the first nine months of fiscal 2000:

Category                       Balance at                   Expenditures          Adjustments      Balance at
(in thousands)               June 30, 1999 Additions     Cash      Non-cash   Increase/(Decrease) Mar. 31, 2000
---------------------------- ------------- ---------- ----------- ----------- ------------------- -------------
Severance & related charges    $   5,218     $ 65,820   $(53,081)   $     --          $  (5,877)      $ 12,080

Operating asset write-downs           --       26,584         --     (26,584)                --             --

Canceled contracts                    --        8,468     (4,570)         --             (3,898)            --

Vacated facilities                 1,049       43,666     (9,662)    (11,157)           (19,869)         4,027

Other                              2,166           --      1,867          --             (4,033)            --
                             ------------- ---------- ----------- ----------- ------------------- -------------
                               $   8,433     $144,538   $(65,446)   $(37,741)         $ (33,677)      $ 16,107

9.   EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                           Three Months Ended        Nine Months Ended
                                                                March 31,                 March 31,
                                                         ----------------------    ----------------------
(in thousands, except per share amounts)                    2000        1999         2000         1999
-------------------------------------------------------  ---------    ---------    ---------    ---------
Net loss                                                 $ (18,133)   $ (39,957)   $(221,953)   $(103,964)
Less preferred stock dividends                                (131)        (131)        (394)        (394)
                                                         ---------    ---------    ---------    ---------

Net loss available to common stockholders                $ (18,264)   $ (40,088)   $(222,347)   $(104,358)
                                                         =========    =========    =========    =========

Weighted average shares outstanding--basic and diluted     183,826      186,685      182,847      186,477
                                                         =========    =========    =========    =========

Net loss per share - basic and diluted                   $   (0.10)   $   (0.21)   $   (1.22)   $   (0.56)
                                                         =========    =========    =========    =========

Potentially dilutive securities excluded from
    computations because they are anti-dilutive              9,232       15,770       10,364       12,113
                                                         =========    =========    =========    =========

10.   COMPREHENSIVE INCOME.

The components of comprehensive loss, net of tax, are as follows:

                                                         Three Months Ended        Nine Months Ended
                                                              March 31,                 March 31,
                                                      ----------------------    ----------------------
(in thousands, except per share amounts)                 2000        1999         2000         1999
----------------------------------------------------  ---------    ---------    ---------    ---------
Net  loss                                             $ (18,133)   $ (39,957)   $(221,953)   $(103,964)
Change in unrealized gain on available-for-sale
    investments                                        (215,621)         (93)      47,097           (6)
Change in unrealized gain on derivative instruments
    designated and qualifying as cash flow hedges         1,943           --        1,455           --
Foreign currency translation adjustments                (13,030)      (6,725)      (9,394)       1,023
                                                      ---------    ---------    ---------    ---------
Comprehensive loss                                    $(244,841)   $ (46,775)   $(182,795)   $(102,947)
                                                      =========    =========    =========    =========


The components of accumulated other comprehensive income (loss), net of tax, are as follows:

                                                                          March 31,         June 30,
(in thousands)                                                               2000             1999
---------------------------------------------------------------------- ----------------- ---------------

Unrealized gain (loss) on available-for-sale investments                       $ 46,980        $  (118)
Unrealized gain (loss) on derivative instruments designated
    and qualifying as cash flow hedges                                            1,455             --
Foreign currency translation adjustments                                        (10,919)        (1,525)
                                                                               --------        -------
Accumulated other comprehensive income (loss)                                  $ 37,516        $(1,643)
                                                                               ========        =======

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

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

The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the forward-to-forward rate comparison for currency forward contracts which makes same-currency hedges perfectly effective. For currency option contracts, the effectiveness is assessed based on changes in the option's intrinsic value plus the effect of discounting. As a result, the change in the volatility value of the contract is excluded from the assessment of hedge effectiveness and immediately recognized in earnings. All other changes in the value of the derivative are deferred in Other Comprehensive Income (OCI) until the underlying transaction materializes.

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

CASH FLOW HEDGES - Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The net gain recognized in accumulated other comprehensive income as of March 31, 2000 was $1.5 million. The effect on earnings for the nine-month period ended March 31, 2000 relating to the ineffectiveness of hedging activities was not material. The amount in accumulated other comprehensive income as of March 31, 2000 will be reclassified into earnings within the next twelve months.

Accumulated Derivative Gains or Losses - The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by us during the period from July 1, 1999 through March 31, 2000 (in thousands):

Cumulative effect of adopting SFAS 133                            $    --
Reclassified into earnings from other comprehensive income, net   $ 3,864
Changes in fair value of derivatives, net                         $(2,409)
Accumulated derivative gain included in other comprehensive
   income                                                         $ 1,455

12.  SEGMENT INFORMATION.

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

Information on reportable segments is as follows (in thousands):

                                             Three Months Ended March 31,            Nine Months Ended March 31,
----------------------------------------  ------------------------------------- ------------------------------------
                                                          Visual       Global                   Visual      Global
                                             Servers   Workstations   Services     Servers   Workstations  Services
----------------------------------------  ------------ ------------ ----------- ------------ ------------ ----------
2000:
Revenue from external customers            $ 229,305    $ 108,343    $ 172,920   $ 717,682    $ 409,698    $ 519,560
Segment profit (loss)                      $ (45,078)   $ (10,663)   $  19,342   $(134,152)   $(112,294)   $  13,230
Significant  items:
 Non-recurring charges for contract
    cancellations and inventory and
    future support costs related to the
    Silicon Graphics 320 and 540 visual
    workstations                           $      --    $   2,537    $   2,100   $      --    $ (45,253)   $ (20,950)
 Supercomputer warranty-related
    charges                                $      --    $      --    $      --   $      --    $      --    $ (15,300)
----------------------------------------   ---------    ---------    ---------   ---------    ---------    ---------

----------------------------------------   ---------    ---------    ---------   ---------    ---------    ---------
1999:
Revenue from external customers            $ 234,368    $ 153,426    $ 171,042   $ 803,333    $ 454,657    $ 513,946
Segment profit (loss)                      $ (35,293)   $ (57,723)   $  28,925   $(102,184)   $(175,057)   $  84,542
Significant noncash items:
   Asset valuation adjustments             $      --    $      --    $      --   $      --    $  (6,000)   $      --
----------------------------------------   ---------    ---------    ---------   ---------    ---------    ---------

Reconciliation to SGI as reported (in thousands):

                                                               Three Months Ended           Nine Months Ended
                                                                    March 31,                    March 31,
                                                           --------------------------    --------------------------
                                                               2000          1999           2000          1999
---------------------------------------------------------- -----------    -----------    -----------    -----------
REVENUE:
Total reportable segments                                  $   510,568    $   558,836    $ 1,646,940    $ 1,771,936
Other                                                           53,119         60,339        150,143        148,418
                                                           -----------    -----------    -----------    -----------
Total SGI consolidated                                     $   563,687    $   619,175    $ 1,797,083    $ 1,920,354
                                                           ===========    ===========    ===========    ===========

OPERATING LOSS:
Total reportable segments                                  $   (36,399)   $   (64,091)   $  (233,216)   $  (192,699)
Other                                                           18,001         14,725         41,476         16,549
Restructuring                                                   17,677          6,000       (110,861)        14,000
                                                           -----------    -----------    -----------    -----------
Total SGI consolidated                                     $      (721)   $   (43,366)   $  (302,601)   $  (162,150)
                                                           ===========    ===========    ===========    ===========

13.  CONTINGENCIES.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

MANAGEMENT'S DISCUSSION AND ANALYSIS
This Quarterly Report on Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our business transition objectives, anticipated headcount reductions and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

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

We undertake no obligation to publicly update or revise any forward looking statements, whether changes occur as a result of new information, future events or otherwise. The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including business transition and other risks discussed under the heading "Risks That Affect Our Business" and elsewhere in this report. Our actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS                             Three Months Ended       Nine Months Ended
(NUMBERS MAY NOT ADD DUE TO ROUNDING)                 March 31,                March 31,
----------------------------------------------- ----------------------- -------------------------
$ in millions                                       2000          1999        2000          1999
----------------------------------------------- ---------- ------------ ------------ ------------
Total revenue                                    $   564      $   619       $ 1,797      $ 1,920
Cost of revenue                                      327          360         1,158        1,133
----------------------------------------------- ---------- ------------ ------------ ------------
Gross profit                                         236          260           639          787
Gross profit margin                                 41.9%        41.9%         35.5%        41.0%
Total operating expenses                             237          303           941          949
----------------------------------------------- ---------- ------------ ------------ ------------
Operating loss                                        (1)         (43)         (303)        (162)
Other income (expense)                               (22)          (7)          (24)          40
----------------------------------------------- ---------- ------------ ------------ ------------
Loss before income taxes                             (23)         (51)         (327)        (122)
----------------------------------------------- ---------- ------------ ------------ ------------
Net loss                                         $   (18)     $   (40)      $  (222)     $  (104)
----------------------------------------------- ---------- ------------ ------------ ------------
Net loss per share - basic and diluted           $ (0.10)     $ (0.21)      $ (1.22)     $ (0.56)
----------------------------------------------- ---------- ------------ ------------ ------------

REVENUE

Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's products include the Silicon Graphics-Registered Trademark- Onyx2-Registered Trademark-, Origin-TM-, SGI-TM-1000 server family and Cray product families. The Visual Workstation segment's products include the Silicon Graphics-Registered Trademark- 02-Registered Trademark-, Silicon Graphics-Registered Trademark- Octane-Registered Trademark- and Silicon Graphics 320 and 540 visual workstations.

Revenue for the third quarter and first nine months of fiscal 2000 decreased 9% and 6%, respectively, or $55 million and $123 million, respectively, compared with the corresponding periods of fiscal 1999. These decreases reflect the continuing decline in our UNIX workstation market, which is part of our visual workstation segment, as well as a decline in our Origin brand scalable server and supercomputer businesses, which are both part of our server segment.

The following table presents total revenue by reportable segment.

(numbers may not add due    Three Months Ended        Nine Months Ended
to rounding)                     March 31,                  March 31,
------------------------- ------------------------- -------------------------
$ in millions                2000         1999         2000         1999
------------------------- ------------ ------------ ------------ ------------
Servers                        $ 229        $ 234        $ 718        $ 803
% of total revenue                41%          38%          40%          42%
Visual Workstations            $ 108        $ 154        $ 410        $ 455
% of total revenue                19%          25%          23%          23%
Global Services                $ 173        $ 171        $ 519        $ 514
% of total revenue                31%          27%          29%          27%
Other                          $  53        $  60        $ 150        $ 148
% of total revenue                 9%          10%           8%           8%
------------------------- ------------ ------------ ------------ ------------

Server revenue for the third quarter and first nine months of fiscal 2000 decreased $5 million, or 2%, and $86 million, or 11%, respectively, compared with the corresponding periods of fiscal 1999. The decrease primarily reflects lower revenue within our Origin brand scalable server business due to a mature product line that is scheduled to be replaced in early fiscal 2001, coupled with the continuing trend in the declining supercomputer market. We believe both our Origin and Onyx server revenue were adversely impacted by manufacturing process issues that delayed delivery of our R12000 400 megahertz processors. We are now receiving shipments of these processors. For the first nine months of fiscal 2000, the Cray product line, including product and service revenue, represented less than 10% of total revenue. On March 31, 2000, SGI completed a sale of its Cray product line. Modest declines in Silicon Graphics-Registered Trademark- Onyx-Registered Trademark-server revenue were also noted during the third quarter and first nine months of fiscal 2000 compared with the corresponding periods of fiscal 1999.

Visual Workstation revenue for the third quarter and first nine months of fiscal 2000 decreased $45 million, or 29%, and $45 million, or 10%, respectively, compared with the corresponding periods of fiscal 1999. Sales of our UNIX workstation products continued to shrink year over year. During the first nine months of fiscal 2000, this decline was partially offset by sales of our Silicon Graphics 320 and 540 visual workstation systems which are being transitioned to more industry-standard Windows NT-Registered Trademark--based products. In light of this transition, we recorded a net charge during the first nine months of fiscal 2000 anticipating the end of life of the Silicon Graphics 320 and 540 products. See "Gross Profit Margin" and "Operating Expenses."

Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Global Services revenue increased slightly for both the third quarter and first nine months of fiscal 2000 primarily reflecting an increase in professional services revenue offset by a slight decline in our traditional customer support revenue.

Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our applications software subsidiary, Alias|Wavefront, and MIPS Technologies, our majority-owned subsidiary that develops and markets microprocessor-related intellectual property.

Total revenue by geographic area was as follows (in millions):

                      Three Months Ended      Nine Months Ended
                           March 31,              March 31,
-------------------- ---------------------- ----------------------
Area                    2000        1999       2000       1999
-------------------- ----------- ---------- ---------- -----------
Americas             $  306      $  329     $   1,002  $   1,019
Europe                  115         163           436        560
Rest of World           143         127           359        341
-------------------- ----------- ---------- ---------- -----------
Total revenue        $  564      $  619     $   1,797  $   1,920
-------------------- ----------- ---------- ---------- -----------

Geographic revenue as a percentage of total revenue was as follows:

                      Three Months Ended      Nine Months Ended
                           March 31,              March 31,
-------------------- ---------------------- ----------------------
Area                    2000        1999       2000       1999
-------------------- ----------- ---------- ---------- -----------
Americas                 54%         53%        56%        53%
Europe                   21%         26%        24%        29%
Rest of World            25%         21%        20%        18%
-------------------- ----------- ---------- ---------- -----------

As a percentage of revenue, a larger portion of our revenue is being generated in the Americas, primarily the United States, where our UNIX workstation business has been relatively stable despite the shrinking market for this product line. In addition, European revenue has suffered a disproportionate decline in fiscal 2000 compared with the other geographic regions. Sales of our Origin servers were also strong in Japan for both the third quarter and first nine months of fiscal 2000 compared with the corresponding periods of fiscal 1999 which accounted for the slight increase as a percentage of total revenue for the "Rest of World" geographic region.

Excluding the Cray product line, our consolidated backlog at March 31, 2000 was $240 million compared with $247 million at December 31, 1999.

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

Gross margin remained at 41.9% for the third quarter of both fiscal 2000 and fiscal 1999, though it declined to 35.5% for the first nine months of fiscal 2000 compared with 41.0% for corresponding period of fiscal 1999. Gross profit margin for the third quarter and first nine months of fiscal 2000 included certain adjustments related to our Silicon Graphics 320 and 540 visual workstations. Product gross profit margin for the first nine months of fiscal 2000 reflects charges of approximately $45 million for third party manufacturing contract cancellations and purchase commitments and for excess product and demonstration inventory related to our Silicon Graphics 320 and 540 visual workstations. During the first nine months of fiscal 2000, we also charged $21 million to cost of service revenue for future unrecoverable visual workstation support costs. In addition, we recorded a $15 million charge to cost of service revenue for estimated warranty related costs associated with the Cray T90 supercomputer product line. Without these adjustments, our gross profit margin for the first nine months of fiscal 2000 would have been 40.1%, representing a decrease of 0.9 percentage points, compared with the corresponding period of fiscal 1999. In addition, in the third quarter of fiscal 2000, product gross margin was favorably impacted by an unusually rich mix of high margin Cray sales and by business derived from certain government programs. Going forward, we expect overall gross margin to be approximately 40%.

OPERATING EXPENSE                       Three months ended    Nine months ended
(NUMBERS MAY NOT ADD DUE TO ROUNDING)       March 31,             March 31,
-------------------------------------- --------------------- ---------------------
$ in millions                          2000      1999       2000        1999
-------------------------------------- --------- ---------- ----------- ----------
Research and development                 $  70     $  93      $ 234       $ 293
% of total revenue                        12.3%     15.1%      13.0%       15.2%
Selling, general and administrative      $ 185     $ 216      $ 597       $ 671
% of total revenue                        32.9%     34.8%      33.2%       34.9%
Other                                    $ (18)    $  (6)     $ 111       $ (14)
% of total revenue                        (3.1)%    (1.0)%      6.2%       (0.7)%
-------------------------------------- --------- ---------- ----------- ----------

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Operating expense for the third quarter and the first nine months of fiscal 2000 declined 18% and 14%, respectively, in absolute dollars and, as a percentage of total revenue, from 49.9% to 45.2% and from 50.2% to 46.2%, respectively, compared with the corresponding periods of fiscal 1999. The decrease in operating expense resulted from comparatively lower headcount of approximately 1,900 positions and other expense control measures, including more focused research and development project spending and management. We do not currently expect to undertake significant actions to further reduce our operating expenses from the third quarter expense levels during the balance of fiscal 2000.

OTHER OPERATING EXPENSE. During the first quarter of fiscal 2000, we announced and began to implement restructuring actions with the objective to reduce our overall operating expense levels for fiscal 2000 by approximately $250 million from the fiscal 1999 levels. These actions resulted in aggregate charges of $145 million. These charges included $66 million for the elimination of approximately 1,100 positions in essentially all of our functions and locations. We also recorded operating asset write downs of $26.5 million for fixed assets and evaluation units, prepaid license agreements and other intangibles assets associated with the end of life of our Silicon Graphics 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. Our plan also included vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this action would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second and third quarters of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $27 million has been recorded in fiscal 2000. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflects our new senior management's approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Our revised estimate of the number of involuntary employee terminations associated with the fiscal 2000 restructuring activity is 900. As of March 31, 2000, approximately 850 of the estimated 900 positions have been eliminated. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services, are expected to be paid by June 30, 2000. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining facilities related accrual balance of $4 million at March 31, 2000 is expected to result in cash expenditures through fiscal 2004.

During the third quarter of fiscal 2000, we also determined that the remaining accrual associated with the fiscal 1998 restructuring activities was deemed unnecessary and recorded an adjustment of approximately $7 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs. To a lesser extent, estimated costs of contract cancellations and to exit certain facilities were also adjusted.

INTEREST AND OTHER

INTEREST EXPENSE. Interest expense for the third quarter and first nine months of fiscal 2000 decreased 27% and 22%, respectively, compared with the corresponding periods of fiscal 1999 principally due to a reduction in long-term borrowings of approximately $12 million year over year.

INTEREST INCOME AND OTHER, NET. Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, the 35% minority interest in the earnings of MIPS and other non-operating items. Interest income and other, net for the third quarter of fiscal 2000 decreased $15 million compared with the third quarter of fiscal 1999. This year over year change is primarily attributable to a $21 million loss on the sale of the Cray product line recorded in the third quarter of fiscal 2000, offset in part by a $10 million partial write-off of an investment recorded in the third quarter of fiscal 1999 that did not recur in fiscal 2000. The $69 million decrease in interest and other income, net for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999 was primarily due to a $54 million gain on the sale of a portion of our interest in MIPS recorded in the first quarter of fiscal 1999, as well as to factors described above in the quarterly comparison. We did not sell any portion of our remaining interest in MIPS during the first nine months of fiscal 2000.

TAXES. The Company's effective tax benefit rate for the first nine months of fiscal 2000 was 23%, excluding the impact of the $66 million year-to-date charge related to the Silicon Graphics 320 and 540 visual workstation product line, the impact of the $15 million charge related to the Cray T90 product line, the $111 million year-to-date charge for estimated restructuring costs and the $21 million loss on the sale of the Cray product line, which were tax effected at 37%. The Company's effective tax benefit rate for the first nine months of fiscal 1999 was also 23%, excluding the impact of the $54 million gain on the sale of a portion of its interest in MIPS in the first quarter of fiscal 1999 and a $14 million year-to-date change in previously estimated restructuring costs, which were tax effected at 38%. The fiscal 2000 and 1999 benefit rates, excluding the charges related to the Silicon Graphics 320 and 540 products, the Cray T90 product line, the estimated restructuring charges and the loss on the sale of the Cray product line in fiscal 2000 and the impact of the MIPS gain and change in previously estimated restructuring and merger charges in fiscal 1999, differ from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized.

At March 31, 2000, we had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $714 million. A valuation allowance of $121 million and a deferred tax liability of $66 million offset the gross deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate approximately $1.2 billion of future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted taxable income, including income from the planned divestiture of our interest in MIPS. However, there can be no assurance that we will achieve our expectations of future taxable income. Moreover, if we determine to divest our interest in MIPS through a tax-free spin-off, we would expect to take a significant charge to reflect the additional valuation allowance required for substantially all of the net deferred tax assets. On a quarterly basis, we will evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances.

FINANCIAL CONDITION

At March 31, 2000, cash and cash equivalents and marketable and restricted investments totaled $512 million, down from $782 million at June 30, 1999. Included in the March 31, 2000 and June 30, 1999 balances are approximately $125 million and $94 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement.

Operating activities used $35 million during the first nine months of fiscal 2000 compared with providing $107 million during the first nine months of fiscal 1999. The negative operating cash flow was partially due to approximately $65 million in cash payments for severance, contractual obligations and facilities obligations related to restructuring activities. These activities are expected to result in future cash outlays of approximately $16 million, the majority of which will occur over the remainder of fiscal 2000 and will be funded through current working capital. Cash flow from operations was also negatively impacted by the non-cash increase in deferred tax assets, included in other adjustments to reconcile net loss to net cash used in operating activities. Negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels and continued improved collections.

Investing activities, other than changes in our available-for-sale and restricted investments, consumed $248 million in cash during the first nine months of fiscal 2000 compared with $148 million during the first nine months of fiscal 1999. The principal investing activity during the first nine months of fiscal 2000 was our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement. Investing activity during the first nine months of fiscal 1999 included the acquisition of capital equipment and spare parts, a portion of the investment in WAM!NET Inc. and an investment in a computer graphics technology company. This use of cash was partially offset by proceeds from the sale of a portion of our interest in MIPS.

Financing activities provided $13 million during the first nine months of fiscal 2000 compared with using $28 million during the first nine months of fiscal of 1999. The principal financing activities during the first nine months of fiscal 2000 included the proceeds from employee stock purchase plan issuances and employee stock option exercises offset in part by the use of $24 million to repurchase shares of our common stock and $11 million to retire debt and $3 million to repay debt.

At March 31, 2000, our principal sources of liquidity included cash and cash equivalents and marketable investments of $387 million. We believe that these principal sources of liquidity, along with cash generated from operations and other resources available to us, should be adequate to fund our projected cash flow needs. We believe that the level of financial resources is an important competitive factor in the computer industry, and accordingly, we may elect to raise additional capital through debt or equity financing in anticipation of future needs.

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

         SERVER BUSINESS. We have announced a product roadmap that will, over the next five years, shift our products to the Intel microprocessor architecture. This will include a long-term transition from our MIPS microprocessor / IRIX-Registered Trademark- operating system family of scalable servers to a family of Intel and Linux-Registered Trademark- based servers. This transition will involve our supporting both product families indefinitely in order to provide flexibility and support to our customers. In the short-term, we expect to introduce in the summer of calendar 2000, a new generation of MIPS/IRIX servers, the anticipation of which could adversely affect revenue in the fourth quarter of fiscal 2000.

         SUPERCOMPUTERS. On March 31, 2000 SGI completed the sale of its Cray product line. To ensure a smooth transition, SGI, in accordance with a transition service agreement, will provide certain accounting services and operational and support activities for a period of time expected to last no longer than through September 30, 2000. In addition, pursuant to a services contract agreement, SGI will provide the services under the existing service contracts pertaining to the Cray product line sold, generally until such contracts expire or are renewed. This arrangement is expected to continue through March 31, 2001.

All of these transitions are part of a long-term plan to return to growth and sustained profitability. In the short term, however, the transitions have created uncertainty among employees, customers and partners, which have negatively affected operations to date during fiscal 2000. There can be no assurance that we will introduce the new products required for these transitions as planned, successfully migrate our customer and partner base to the new products or otherwise manage these transitions in a way that will allow us to recover from this uncertainty.

EXPENSE REDUCTION PROGRAM. During fiscal 1999, we reduced our operating expenses by about $240 million from the level of fiscal 1998 operating expenses. In August 1999, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with expected revenue levels resulting from our refocused business operations and restoring long-term profitability. As part of this effort, we expect, through the anticipated transfer of businesses to partners, the elimination of positions and managed hiring, to end fiscal 2000 with about 1/3 fewer employees than at the end of fiscal 1999. These steps, and generally tighter operating expense controls, are part of an overall program to reduce our expense structure. Our original objective in this process was to reduce fiscal 2000 operating expenses by about $250 million from fiscal 1999 operating levels. However, we feel that the revenue impact of the full complement of these expense cuts could be significant and currently do not expect to implement changes during the balance of fiscal 2000 to reduce our operating expenses below their third quarter level. While our objective is to reduce our costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

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

EMPLOYEES. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent and we are currently experiencing significant rates of attrition, particularly in Mountain View, California and in certain functions, including at the senior executive level and among our technical personnel. Our chief financial officer resigned in May, 2000 to pursue another opportunity. We have initiated aggressive hiring and retention programs to attract and retain key executives and employees, but there is no assurance that these programs will succeed.

PRODUCT DEVELOPMENT AND INTRODUCTION. Our continued success depends on our ability to develop and rapidly bring to market technologically complex and innovative products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

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

IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience. A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Mr. Robert Bishop, is not a United States citizen. However, these arrangements are subject to customer review and approval and periodic review by the Defense Security Service of the Department of Defense. Any disruption or limitation in our ability to do business with the United States government could have an adverse impact on SGI.

EXPORT REGULATION. Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         A current report on Form 8-K dated March 31, 2000 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 2 of that Form the completion of the sale of SGI's Cray product line to Tera Computer Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000                 SILICON GRAPHICS, INC.
                                     a Delaware corporation



                                          By:      Ron Curtola Jr.
                                             ----------------------------------
                                                   Ron Curtola Jr.
                                                   Vice President and Corporate
                                                   Controller (Principal
                                                   Accounting Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS

Exhibit             Description
-------             -----------
27.1                Financial Data Schedule