Form 10-K
period 2000-06-30
SILICON GRAPHICS INC /CA/
filed 2000-09-20
CIK 802301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10441
                            ------------------------

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 8, 2000 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $676 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 AS OF SEPTEMBER 8, 2000, THE REGISTRANT HAD OUTSTANDING 188,924,877 SHARES OF
                                 COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held October 25, 2000 are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    This Form 10-K includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our business transition objectives, headcount reductions and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

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

ITEM 1. BUSINESS

GENERAL

    SGI is a leading provider of scalable, high-performance computing and visualization solutions for technical and creative users. The company focuses on five principal market segments -- manufacturing, the sciences, government, telecommunications and media -- where it helps Fortune 500 companies and major institutions solve large and complex computing problems using a combination of SGI's professional skills, system performance and visualization technologies. SGI's system solutions enable customers to enhance their core competencies and gain a competitive edge in the markets they serve.

    Our Alias--Wavefront subsidiary creates applications software targeted at engineering and creative professionals in the digital content creation and manufacturing sectors.

PRODUCTS

    Most of our computer systems are designed around SGI-developed MIPS-Registered Trademark- RISC processors and our IRIX-Registered Trademark-operating system, which is an enhanced version of the UNIX-Registered Trademark-operating system. We also offer desktop and server products based on the Intel-Registered Trademark-processor architecture and the Linux-Registered Trademark- and Windows NT-Registered Trademark- operating systems.

VISUAL COMPUTING PRODUCTS

    DESKTOP SYSTEMS SGI desktop workstations combine key elements of workgroup collaboration, interactive media and computing at a range of prices and performance. Systems in this family can be used for tasks as diverse as manipulating 3D models for computer-aided design ("CAD"), crunching numbers for chemistry and geographic information systems applications, or functioning as a tool for video editing, animation rendering, technical publishing, World Wide Web and intranet authoring and serving and software development.

    Our O2-Registered Trademark- and Octane-Registered Trademark- families of MIPS and IRIX desktop workstations provide key functionality for digital content creation in graphics-intensive markets such as industrial design and entertainment. The O2 family of entry-level desktop workstations features advanced 3D graphics and imaging, real-time video capability and interactive and professional quality graphics, audio and imaging capabilities. The O2 workstation has significant appeal in markets such as mechanical CAD, chemistry, color publishing, film and video, software development, education and media authoring. The Octane family of single and dual processor workstations is designed to provide the strongest graphics and computational capability available in the desktop category, for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, architectural design and professional audio and video production.

    We entered the market for Intel-based workstations in 1999. These products range from entry-level single processor systems to advanced dual processor graphics workstations. The products are based on a combination of industry-standard components and SGI-specific added value in the form of SGI's VPro-TM- graphics subsystem. They support both Linux and the Windows NT operating systems.

    ADVANCED GRAPHICS SYSTEMS Based on a high-bandwidth ccNUMA architecture and offering SGI's InfiniteReality3-TM- graphics, the Onyx2-Registered Trademark-Series has been the industry's leading family of visualization systems for the past few years. The Onyx 3000 Series, SGI's latest generation of Onyx visualization systems, delivers on the promise of modular computing with NUMAflex-TM-. Built on the Origin 3000 platform, these systems provide new levels of graphic performance and realism, along with all the benefits of a Modular Computer. Powered by SGI Onyx systems, the SGI-TM-Reality Center-TM-provides a collaborative computing environment designed to support multiple business processes-including engineering and design review, data analysis, training and presentations. In addition to the Reality Center "Rooms," we've also introduced transportable Reality Center "Walls" for installation in existing conference rooms.

SERVER PRODUCTS

    ORIGIN 200 The Origin-TM- 200 is a MIPS and IRIX deskside server employing from one to four processors. The Origin 200 server is designed for departmental and other workgroup serving applications as well as Web serving.

    ORIGIN 2000/3000 The Origin-TM- 2000 family of high-performance servers is based on our innovative cache coherent non-uniform memory access (ccNUMA) architecture, which offers the ability to scale from as few as four to as many as hundreds of processors while maintaining almost linear performance per processor. The new Origin-TM- 3000 family, introduced in July 2000, takes this architecture to the next level through SGI's proprietary NUMAflex modular technology, a "brick"-style system for constructing small to very large systems from a common set of building blocks. This system allows users to build the optimum configuration one component at a time and adopt new technologies that map to their specific business or research needs. Key applications in the technical and scientific markets include finite element analysis (to determine the impact of elements like stress and temperature), quantum chemistry calculation, seismic analysis and computational fluid dynamics. The Origin line is also targeted at certain enterprise segments that have bandwidth and computational requirements similar to those of the technical market. SGI has accepted the challenge of the technical and creative user communities, working to provide them with the most advanced computational tools.

    SGI 1000 FAMILY  Based on Intel's industry-standard
Pentium-Registered Trademark- processors and an SMP architecture, SGI's entry-level server family includes the SGI 1200, SGI 1400 and SGI 1450.

OTHER PRODUCTS

    ALIAS--WAVEFRONT Our Alias--Wavefront subsidiary supplies modeling and animation application software for creative professionals in the entertainment, industrial design and visualization and graphic design markets. Its industry-leading products run on the Windows NT and IRIX operating systems and include the Maya-Registered Trademark- family of 3D entertainment products, Alias StudioPaint 3D-TM- and the Alias Studio-TM- and Alias AutoStudio-TM-industrial design and visualization products. Alias--Wavefront is based in Toronto, with sales offices and distribution worldwide.

APPLICATIONS SOFTWARE

    We maintain active programs to encourage independent software development for our systems, including training, technology support and cooperative marketing.

MARKETING, SALES AND DISTRIBUTION

    We sell our system products through our direct sales force and through several indirect channels. In fiscal 2000 direct sales accounted for approximately 56% of our product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. We serve smaller international markets through distributors.

    Our principal indirect channels are:

    - VARS, or value added resellers, are software companies that develop or customize their proprietary software specifically for use with our systems. VARs incorporate their applications software and resell our systems to end-users.

    - VADS, or value added dealers, are typically direct sales organizations that sell primarily into a single vertical market and incorporate appropriate specialized third-party software with our hardware for sale to their customers.

    - SYSTEMS INTEGRATORS incorporate SGI systems in much larger systems customized for use by the federal government and large commercial clients.

    Many of our resellers are served through GE Access, which functions as a master reseller for our system products.

    Information with respect to international operations and export sales may be found in Note 8 to the Consolidated Financial Statements included in Part II,
Item 8 of this Form 10-K. See also "Risks That Affect Our Business" included in
Part II, Item 7 of this Form 10-K. No single end-user customer accounted for 10% or more of our revenues for each of the last three fiscal years, but agencies of the United States federal government, both directly and indirectly through systems integrators and other resellers, accounted for approximately 20% of our revenues in fiscal 2000.

CUSTOMER SERVICE AND SUPPORT

    We believe that the quality and reliability of our products and the support we provide to customers are critical to our success. Our customer service organization includes field service engineers, field product and applications specialists, product support engineers, training specialists and administrative support personnel. We also provide customer education through regularly scheduled courses in system software administration, applications programming and hardware maintenance. We provide local customer support from offices in North America, Western Europe and the Pacific Rim, with spare parts inventories at each location. International distributors provide training and support for products sold by them.

    We typically provide a standard "return to factory" hardware warranty against defects in materials and workmanship for periods of up to three years.

PROFESSIONAL SERVICES

    We have been placing increasing emphasis on building our own professional services organization to enable us to offer a wider variety of solutions-oriented services, including consulting, custom engineering and systems integration services. At June 30, 2000 we had just over 400 professionals engaged in this effort, compared with just over 300 at June 30, 1999.

RESEARCH AND DEVELOPMENT

    Our research and development program is directed principally toward maintaining and enhancing our competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing our computing architectures, graphics subsystems, MIPS microprocessors, compiler software, operating system, applications software and development tools. We are also developing new ways to increase product reliability, reduce manufacturing costs and improve product development lead times.

    As the evolution to industry-standard instead of proprietary components continues, our ability to focus research and development investments in areas where we have specific competencies for innovation will become increasingly important. There are no assurances that we will be able to sufficiently focus our development efforts or that our investments will yield sufficient differentiation to achieve and sustain a competitive advantage.

    During fiscal 2000, 1999 and 1998, we spent approximately $301 million, $380 million and $459 million, respectively, on research and development. Those amounts represented 12.9%, 13.8% and 14.8%, respectively, of total revenue. We are committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenues.

MANUFACTURING

    Our manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. Products are subjected to substantial environmental stress and electronic testing prior to shipment.

    Our main manufacturing facilities are in Chippewa Falls, Wisconsin and near Neuchatel, Switzerland. Both of these facilities focus on MIPS-based servers and graphics systems. Our Intel-based products are manufactured by third party manufacturing partners. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

    Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits ("ASICs"), storage products, especially RAID-based products, and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Risks also include long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory.

    We also have single sources for less critical components, such as peripherals, communications controllers and power supplies, and monitors and chassis. We believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions or interruptions or price increases would, at least in the short term, adversely affect our results.

    Many of our suppliers are located outside the United States, especially in Japan. Pricing from these suppliers can be strongly affected by such factors as protectionist measures and changes in currency exchange rates. In addition, the markets for memory chips (DRAMs, SRAMs and VRAMs), which are a significant component of our overall systems costs, tend to be highly volatile both in terms of pricing and availability.

COMPETITION

    The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/performance improvements. The principal competitive factors for us are product features, price/performance, networking capabilities, product quality and reliability, ease of use, capabilities of the system software, availability of applications software, customer support, product availability, corporate reputation and price. Significant discounting from list price has been the norm.

    Our principal competitors are Compaq, Dell Computer, Hewlett-Packard, IBM and Sun Microsystems, all of which are far larger companies with much greater resources.

PROPRIETARY RIGHTS AND LICENSES

    We own and have applied for a significant number of U.S. patents, and will continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks.

    As is customary in our industry, we license from third parties a wide range of software, including the UNIX and Linux operating systems, for internal use and use by our customers.

    Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. Although no such proceedings were pending as of June 30, 2000, we expect that litigation of this sort will reoccur from time to time.

EMPLOYEES

    As of June 30, 2000, we had 6,726 full-time employees, compared with 9,191 at June 30, 1999. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by European Union or other applicable laws. We believe that our employee relations are good.

CORPORATE DATA

    SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2. PROPERTIES

    We believe that, while we currently have or are developing sufficient facilities to conduct our operations during fiscal 2001, we will continue to acquire both leased land and owned facilities throughout the world as our business requires. We lease sales, service, R&D, and administrative offices worldwide and have principal corporate and manufacturing facilities in the following locations:

    CALIFORNIA Our corporate offices and primary R&D and administrative operations are located in Mountain View, California, where we lease and own a total of about 1,432,000 square feet. Our principal facilities include: a four building, 518,000 square foot owned campus facility completed in fiscal 1997 on 22 acres of leased land; a campus facility with 2 of 4 planned R&D buildings occupied in early fiscal 2000, totaling approximately 252,000 square feet of owned space on 13 acres of leased land; and a sales headquarters building comprising approximately 116,000 square feet, located on 7.5 acres owned by us near our Mountain View headquarters. We also lease eleven other buildings near our Mountain View headquarters, comprising approximately 546,000 square feet.

    MINNESOTA AND WISCONSIN We also own and lease manufacturing, service and R&D facilities of about 360,000 square feet in Chippewa Falls, Wisconsin and sales, administrative and R&D facilities of about 342,000 square feet in Eagan, Minnesota.

    SWITZERLAND Our European manufacturing and support center near Neuchatel, Switzerland is located in an owned facility, consisting of about 170,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    Information regarding legal proceedings is set forth in Note 21 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of SGI and their ages as of September 8, 2000 are as follows:

                                                                                                 EXECUTIVE
                                                                                                  OFFICER
NAME                               AGE               POSITION AND PRINCIPAL OCCUPATION             SINCE
----                             --------   ---------------------------------------------------  ---------
Robert R. Bishop...............     57      Chairman, Chief Executive Officer and Director         1999

Kenneth L. Coleman.............     57      Executive Vice President, Global Sales, Service &      1987
                                              Marketing

Harold L. Covert...............     53      Executive Vice President, Chief Financial Officer      2000
                                            and Chief Administrative Officer

Warren Pratt...................     47      Executive Vice President, Engineering and              2000
                                            Manufacturing Operations

Sandra M. Escher...............     40      Vice President and General Counsel                     1999

Jeffrey Zellmer................     40      Vice President, Corporate Controller                   2000

    Executive officers of SGI are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of SGI.

    Except as set forth below, all of the officers have been associated with SGI in their present positions for more than five years.

    Mr. Bishop was appointed Chairman and Chief Executive Officer of SGI in the fall of 1999. From July 1995 to February 1999, he was the Chairman of the Board of Silicon Graphics World Trade Corporation.

    Mr. Coleman was appointed Executive Vice President, Global Sales, Service & Marketing in July 2000. Prior to that, he was Senior Vice President, Global Sales, Service & Marketing since June of 1999. Between 1997 and 1999, he was Senior Vice President, Customer and Professional Services. From 1987 to 1997 he served as Senior Vice President, Administration of SGI.

    Mr. Covert joined SGI in July 2000 as Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Prior to joining SGI and since March 2000, he was employed as Chief Financial Officer of Red Hat, Inc. Mr. Covert was with Adobe Systems, Inc. from March 1998 until March 2000 and was Executive Vice President and Chief Financial Officer upon his departure. From January 1991 to March 1998, Mr. Covert was a partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants. During the last three and half years of this period he acted in a full time capacity as Chief Financial Officer for three companies. Prior to that time Mr. Covert held senior financial management positions with ISC Systems Corporation and Northern
Telecom Inc.

    Mr. Pratt has held a variety of general and engineering management positions at SGI since 1992, including most recently as President and General Manager of Alias--Wavefront from 1998 until taking his current position in May 2000.

    Ms. Escher was appointed Vice President and General Counsel in April 1999. She joined SGI in July 1993 as Securities Counsel and served as the Director of Corporate Legal Services between September 1996 and April 1999.

    Mr. Zellmer became Vice President, Corporate Controller of SGI in
July 2000. He has held a variety of financial management positions at SGI and its predecessor MIPS Computer Systems since 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    SGI's common stock is traded on the New York Stock Exchange under the symbol SGI. The following table sets forth, for the periods indicated, the high, low, and close prices for the Common Stock as reported on the NYSE. Prices for periods after June 20, 2000 reflect the impact on SGI's stock price of the spin-off of our majority interest in MIPS Technologies, Inc. ("MIPS").

PRICE RANGE FOR COMMON STOCK

                                                              FISCAL 2000                      FISCAL 1999
                                                     ------------------------------   ------------------------------
                                                       LOW        HIGH      CLOSE       LOW        HIGH      CLOSE
                                                     --------   --------   --------   --------   --------   --------
First Quarter......................................   $10.56     $18.88     $10.94     $ 9.06     $15.00     $ 9.38
Second Quarter.....................................     6.88      12.81       9.69       7.38      13.94      12.88
Third Quarter......................................     8.25      13.50      10.56      13.13      20.88      16.69
Fourth Quarter.....................................     3.06      11.25       3.75      11.69      16.63      16.38

    SGI had 7,549 stockholders of record as of June 30, 2000. We have not paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends to common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial information has been derived from the audited consolidated financial statements. The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

                                                                YEARS ENDED JUNE 30
                                           --------------------------------------------------------------
                                            2000(3)        1999         1998         1997       1996(4)
                                           ----------   ----------   ----------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
Total Revenue............................  $2,331,134   $2,748,957   $3,100,610   $3,662,601   $2,921,316
Costs and expenses:
  Cost of revenue........................   1,503,525    1,603,250    1,963,551    2,022,546    1,482,439
  Research and development...............     301,248      380,346      459,188      479,101      353,461
  Selling, general and administrative....     785,196      907,612    1,068,429    1,038,313      807,830
  Other operating expense(1).............     102,861      (15,107)     205,543       10,757      103,193
                                           ----------   ----------   ----------   ----------   ----------
Operating (loss) income..................    (361,696)    (127,144)    (596,101)     111,884      174,393
Interest and other income (expense),
  net(2).................................     (20,188)     252,865         (818)     (13,694)      14,395
                                           ----------   ----------   ----------   ----------   ----------
(Loss) income before income taxes........    (381,884)     125,721     (596,919)      98,190      188,788
Net (loss) income........................    (829,544)      53,829     (459,627)      78,551      115,037
Net (loss) income per share:
  Basic..................................  $    (4.52)  $     0.29   $    (2.47)  $     0.44   $     0.70
  Diluted................................  $    (4.52)  $     0.28   $    (2.47)  $     0.43   $     0.65
Shares used in the calculation of net
  (loss) income per share:
  Basic..................................     183,528      186,374      186,149      175,548      162,658
  Diluted................................     183,528      189,427      186,149      182,637      175,790
Balance Sheet Data:
Cash, cash equivalents and marketable and
  restricted investments.................  $  384,489   $  782,369   $  736,720   $  374,292   $  456,937
Working capital..........................      58,781      869,980      968,700    1,229,388      994,817
Total assets.............................   1,839,211    2,788,257    2,964,706    3,344,592    3,158,246
Long-term debt and other.................     385,133      387,005      403,522      419,144      381,490
Stockholders' equity.....................     592,550    1,424,199    1,464,512    1,839,242    1,675,318
Statistical Data:
Number of employees......................       6,726        9,191       10,286       10,930       10,485
Long-term debt and other/total
  capitalization.........................          39%          21%          22%          19%          19%

------------------------

(1) Fiscal 2000 amount represents restructuring charges. Fiscal 1999 amount includes a reduction in previously estimated restructuring charges
    ($14 million). Fiscal 1998 amount includes restructuring charges
    ($144 million), a charge for long-lived asset impairment ($47 million) and a write-off of acquired in-process technology ($17 million). Fiscal 1997 amount represents merger-related expenses. Fiscal 1996 amount includes the write-off of acquired in-process technology ($98 million) and merger-related expenses.

(2) Fiscal 1999 amount includes a $273 million gain on the sale of a portion of SGI's interest in MIPS.

(3) Amounts reflect the March 31, 2000 sale of our Cray product line.

(4) Amounts reflect the April 2, 1996 acquisition of Cray which was accounted for as a purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The past three fiscal years for SGI have seen declining revenues and unprofitable operations as we have felt the impact of technologies and product families in transition, management and employee turnover and strong competition. During fiscal 2000, we took several major steps to refocus our operations, including the spin-off of our majority interest in MIPS, the sale of our Cray product line, and the discontinuance of our proprietary Silicon Graphics-Registered Trademark- 320 and 540 Visual Workstation product line in favor of products based on industry standard architectures. We also continued to manage significant reductions in operating expenses compared with fiscal 1999 levels. While these steps are all important parts of our plan to restore growth and profitability, in the short-term they had a pronounced impact on our fiscal 2000 financial results, which makes the comparison of these results to those for prior years difficult. The discussion that follows is limited to a discussion of the historical results of operations and financial condition.

RESULTS OF OPERATIONS

                                                                   YEARS ENDED JUNE 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   (NUMBERS MAY NOT ADD
                                                                     DUE TO ROUNDING)
                                                                      $ IN MILLIONS
Total revenue...............................................   $2,331     $2,749     $3,101
Cost of revenue.............................................    1,504      1,603      1,964
                                                               ------     ------     ------
Gross profit................................................      828      1,146      1,137
Gross profit margin.........................................     35.5%      41.7%      36.7%
Total operating expenses....................................    1,189      1,273      1,733
                                                               ------     ------     ------
Operating loss..............................................     (362)      (127)      (596)
Interest and other income (expense), net....................      (20)       253         (1)
                                                               ------     ------     ------
(Loss) income before income taxes...........................     (382)       126       (597)
                                                               ------     ------     ------
Net (loss) income...........................................   $ (830)    $   54     $ (460)
                                                               ------     ------     ------
Net (loss) income per share-basic...........................   $(4.52)    $ 0.29     $(2.47)
                                                               ------     ------     ------
Net (loss) income per share-diluted.........................   $(4.52)    $ 0.28     $(2.47)
                                                               ======     ======     ======

REVENUE

    The following discussion of revenue is based on the results of our reportable segments as described in Note 17 to the Consolidated Financial Statements. Total revenue is principally derived from three reportable segments:
Servers, Visual Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.

    Total revenue in fiscal 2000 decreased $418 million or 15% compared with fiscal 1999 and fiscal 1999 revenue decreased $352 million or 11% compared with fiscal 1998. These decreases primarily reflect the maturity of our current Origin brand scalable server product line for which new products were introduced in the beginning of fiscal 2001, the sale of our Cray product line in fiscal 2000 and continuing trends in the declining UNIX workstation and vector supercomputer markets which are part of our Visual Workstation and Server segments, respectively.

    The following table presents the percentage of total revenue by reportable segment:

                                                            YEARS ENDED JUNE 30
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                          (NUMBERS MAY NOT ADD DUE
                                                                TO ROUNDING)
                                                               $ IN MILLIONS
Servers..............................................    $946      $1,218     $1,417
% of total revenue...................................      41%         44%        46%
Visual Workstations..................................    $500      $  647     $  865
% of total revenue...................................      21%         24%        28%
Global Services......................................    $678      $  682     $  630
% of total revenue...................................      29%         25%        20%
Other................................................    $206      $  201     $  188
% of total revenue...................................       9%          7%         6%
                                                         ====      ======     ======

    Fiscal 2000 Server revenue decreased $272 million or 22% compared with fiscal 1999. The decrease primarily reflects lower revenue within our Origin brand scalable server business due to a mature product line for which the next generation Origin 3000 family of high-performance servers were introduced in the first quarter of fiscal 2001, coupled with continuing declines in the supercomputer market. Our Onyx-Registered Trademark- graphics systems revenue also declined during fiscal 2000 compared with fiscal 1999, due to a mature product line for which the next generation Onyx 3000 family of graphics systems were introduced in the first quarter of fiscal 2001. We also believe both our Origin and Onyx server revenue were adversely impacted by manufacturing process issues that delayed delivery of our R12000-TM- 400 megahertz processors. We began receiving shipments of these processors during the fourth quarter of fiscal 2000. For fiscal 2000, the Cray product line, including product and service revenue, represented less than 10% of total revenue. On March 31, 2000, SGI completed the sale of its Cray product line. See Note 5 to the Consolidated Financial Statements, "Sale of Cray Product Line," for further information.

    Fiscal 1999 Server revenue decreased $199 million or 14% compared with fiscal 1998. Although our fiscal 1999 Origin brand scalable server business returned to growth in fiscal 1999, our Cray-branded business declined significantly. As we exited fiscal 1999, this business represented less than 10% of total revenue. Our Onyx graphics system revenue declined in fiscal 1999, but the rate of decline slowed in fiscal 1999 to 6% compared with 24% in fiscal 1998.

    Fiscal 2000 Visual Workstation revenue decreased $147 million or 23% compared with fiscal 1999 and fiscal 1999 Visual Workstation revenue decreased $218 million or 25% compared with fiscal 1998. These decreases reflect the effects of strong competition in the shrinking UNIX workstation market and the disappointing sales performance of our visual workstations based on the Windows NT operating system introduced in the second half of fiscal 1999. In light of the disappointing sales performance of our proprietary architecture Silicon Graphics 320 and 540 visual workstations, we decided to discontinue this product family in favor of products with more industry standard architectures. In light of this transition, we recorded charges to cost of revenue during fiscal 2000 related to these products. See "Gross Profit Margin" and "Operating Expenses."

    Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Fiscal 2000 Global Services revenue decreased $4 million or less than 1% compared with fiscal 1999 and fiscal 1999 Global Services revenue increased $52 million or 8% compared with fiscal 1998. The slight decrease in Global Services revenue for fiscal 2000 reflects a decline in our traditional customer support revenue, offset in part by the impact of our investment in our professional services business as well as increases in the level of our remanufactured systems business. Growth in Global Services revenue in fiscal 1999 reflects the impact of our investment in our professional services business, as well as increases in the level of our remanufactured systems business.

    Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias--Wavefront. In addition, revenue from MIPS, an operating unit that develops and markets microprocessors and related intellectual property, which was a majority-owned subsidiary until SGI distributed its interest in MIPS to its shareholders through a spin-off effective June 20, 2000, is also included in other revenue. For both fiscal 2000 and fiscal 1999, revenue from MIPS represented less than 4% of total revenue.

    Total revenue by geographic area for fiscal 2000, 1999 and 1998 was as follows (in millions):

AREA                                                    2000       1999       1998
----                                                  --------   --------   --------
Americas............................................   $1,314     $1,536     $1,729
Europe..............................................      551        754        831
Rest of World.......................................      466        459        541
                                                       ------     ------     ------
Total revenue.......................................   $2,331     $2,749     $3,101
                                                       ======     ======     ======

    Geographic revenue as a percentage of total revenue for fiscal 2000, 1999 and 1998 was as follows:

AREA                                                           2000       1999       1998
----                                                         --------   --------   --------
Americas...................................................     56%        56%        56%
Europe.....................................................     24%        27%        27%
Rest of World..............................................     20%        17%        17%
                                                                ==         ==         ==

    The increase in Rest of World business in fiscal 2000 primarily reflected increased sales in Japan as a percentage of total revenue.

    Our consolidated backlog at June 30, 2000 was $298 million, down from $376 million at June 30, 1999. The decline primarily reflects the sale of our Cray product line, the discontinuance of our Silicon Graphics 320 and 540 visual workstations and the continuing decline in our UNIX workstation market, offset in part by an increase in our professional services business.

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

    Our overall gross profit margin decreased to 35.5% in fiscal 2000 compared with 41.7% in fiscal 1999 and our fiscal 1999 gross profit margin increased compared with our fiscal 1998 gross profit margin of 36.7%. Gross profit margin for fiscal 2000 included certain adjustments related to our Silicon Graphics 320 and 540 visual workstations. Product gross margin reflects charges of approximately $46 million for third party manufacturing contract cancellations and purchase commitments and for excess product and demonstration inventory related to our Silicon Graphics 320 and 540 visual workstations. During fiscal 2000, we also charged $21 million to cost of service revenue for future unrecoverable visual workstation support costs. In addition, we recorded a $15 million charge to cost of service revenue for estimated warranty related costs associated with the Cray T90-TM- supercomputer product line and $18 million for the write-down of excess spares. Without these adjustments, our gross profit margin for fiscal 2000 would have been 39.8%, representing a decrease of 1.9 percentage points, compared with the corresponding period of fiscal 1999. In addition, for fiscal 2000, the Cray product line, including product and service cost of revenue, represented less than 4% of total cost of revenue which accounted for less than 1 percentage point of the decline in gross profit margin year over year. On March 31, 2000, SGI completed the sale of its Cray product line. See Note 5 to the Consolidated Financial Statements, "Sale of Cray Product Line," for further information. Gross profit margin for fiscal 1998 included a number of non-recurring charges related to refocusing our supercomputer product roadmap, as well as a write-down of excess spares. Without those charges, our fiscal 1998 gross profit margin would have been 41.3%.

    MIPS was a majority owned subsidiary until SGI distributed its remaining interest in MIPS to its stockholders through a spin-off effective June 20, 2000. Excluding the results of MIPS, our fiscal 2000 overall gross profit margin would have decreased from 35.5% to 33.0%.

    Our gross profit margin over the past three years reflects decreased volumes and continuing pricing pressures in both the Server and Visual Workstation segments, as well as in our Global Services business. We have been able to partially mitigate these effects by consolidation and outsourcing of certain manufacturing operations and continued improvements in manufacturing efficiencies and procurement practices.

OPERATING EXPENSES

                                                     2000          1999          1998
                                                   --------      --------      --------
                                                              $ IN MILLIONS
Research and development.........................   $ 301         $ 380         $  459
% of total revenue...............................    12.9%         13.8%          14.8%
Selling, general and administrative..............   $ 785         $ 908         $1,068
% of total revenue...............................    33.7%         33.0%          34.5%
Other............................................   $ 103         $ (15)        $  206
% of total revenue...............................     4.4%         (0.5%)          6.6%

    Our total fiscal 2000 operating expenses decreased $84 million compared with fiscal 1999 and fiscal 1999 operating expenses decreased $460 million compared with fiscal 1998. Included in fiscal 2000, 1999 and 1998 results are approximately $29 million, $31 million and $84 million, respectively, of direct operating expenses related to Cray that, as a result of the sale of the Cray product line, will not be incurred on a go-forward basis. Included in fiscal 2000, 1999, and 1998 results are approximately $46 million, $35 million, and $56 million of direct operating expenses related to MIPS that, as a result of the distribution of our interest in MIPS to our stockholders, will also not be incurred on a go-forward basis. Fiscal 2000 and fiscal 1998 operating expenses included $103 million of restructuring charges and $206 million of restructuring, long-lived asset impairment and merger-related charges, respectively.

    RESEARCH AND DEVELOPMENT  Research and development spending decreased
$79 million or 21% in fiscal 2000 compared with fiscal 1999 and decreased
$79 million or 17% in fiscal 1999 compared with fiscal 1998. The fiscal 2000 decrease reflects reductions in our investment in Windows NT-based visual workstation development as we transition to more industry standard architectures, as well as reductions in our investment in UNIX workstation development as the market for UNIX workstations continues to shrink. Decreases year over year were also noted in our investments in scalable servers and graphics systems as we completed development and introduced the next generation of these products in early fiscal 2001. The fiscal 1999 decrease reflects reductions in investments in vector supercomputer and UNIX workstation development. These decreases were offset somewhat by increased investments in scalable server and Windows NT-based visual workstation development. We expect research and development spending in fiscal 2001 to decline as a result of the sale of the Cray product line and the spin-off of our majority interest in MIPS.

    SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses decreased $122 million or 13% in fiscal 2000 compared with fiscal 1999 and decreased $160 million or 15% in fiscal 1999 compared with fiscal 1998. The fiscal 2000 decrease reflects the impact of the current year restructuring actions including lower compensation expense, reduced occupancy costs and overall general expense control. Marketing expenses decreased significantly, particularly in corporate programs. The fiscal 1999 decrease reflects the impact of the restructuring actions taken in fiscal 1998, as well as lower selling commissions due to lower revenue, reduced outside consulting and business process re-engineering costs, continued focus on productivity and general expense controls. Marketing expenses decreased significantly as well, particularly in corporate and vector supercomputer programs. Fiscal 1999 selling, general and administrative expenses include a number of non-recurring charges, including a $16 million write-down of certain capitalized internal use-software deemed obsolete as a result of changes in strategic direction. We expect selling, general and administrative expenses in fiscal 2001 to decline compared with fiscal 2000.

    OTHER OPERATING EXPENSE Other operating expense for fiscal 2000 represents a charge for estimated restructuring costs of $103 million. Other operating expense for fiscal 1999 includes a $14 million reduction to the restructuring costs we estimated at the end of fiscal 1998. Other operating expense for fiscal 1998 consists of restructuring charges of $144 million, a charge for impairment of long-lived assets of $47 million and merger-related expenses of $15 million. See Note 3 to the Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

INTEREST AND OTHER

    INTEREST EXPENSE Interest expense declined 16% in fiscal 2000 compared with fiscal 1999 and declined 8% in fiscal 1999 compared with fiscal 1998 primarily due to a reduction in long-term borrowings of $6 million and $10 million in fiscal 2000 and fiscal 1999, respectively. We do not expect a significant change in the level of interest expense in fiscal 2001.

    INTEREST INCOME AND OTHER, NET Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, the minority interest in the earnings of MIPS and other non-operating items. Interest income and other, net for fiscal 2000 decreased $4 million from fiscal 1999 and decreased $21 million in fiscal 1999 from fiscal 1998. The decrease in interest and other income, net in fiscal 2000 was primarily due to a loss on the sale of our Cray product line, non-recurring costs associated with the spin-off of MIPS, a decrease in interest income due to significantly lower cash balances and the minority interest in MIPS earnings, offset in part by the write-down of investments in certain technology companies in fiscal 1999 that did not recur in fiscal 2000. The decrease in interest and other income, net in fiscal 1999 was primarily due to the write-down of investments in certain technology companies, the minority interest in MIPS earnings and other non-operating items. We expect a decline in the level of interest income based on anticipated lower cash investments in fiscal 2001.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

    Although we incurred a loss for fiscal 2000, we made a provision for income taxes totaling $448 million. Included in this provision was $46 million in taxes currently payable in federal, state and foreign jurisdictions and a charge of $93 million related to our change in investment policy of no longer permanently investing accumulated earnings attributable to certain foreign affiliates which manufacture in foreign jurisdictions. We intend to utilize such earnings to satisfy liquidity requirements in the U.S. and other jurisdictions in which we operate. Also included in this provision was a $369 million increase in the valuation allowance against deferred tax assets which, due to the distribution of MIPS in a manner that was tax-free for SGI in the fourth quarter of fiscal 2000, no longer met the realizability criteria under SFAS No. 109. Offsetting these charges was a reduction of $67 million in previously provided income tax reserves related to certain exposures that were no longer necessary given the increase in the valuation allowance against our net deferred tax assets.

    The effective tax benefit rate for fiscal 1999 was 23%, excluding the impact of the MIPS gain and a change in previously estimated restructuring costs, which were tax effected at 38%. The effective tax benefit rate for fiscal 1998 was 23%. The fiscal 1999 benefit rate differs from the federal statutory rate primarily due to foreign losses for which no benefit was recognized. The fiscal 1998 benefit rate differs from the federal statutory rate primarily due to foreign losses for which no benefit has been recognized, the write-off of acquired in-process technology and goodwill for which there was no tax benefit and the establishment of reserves for certain deferred tax assets not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. We are currently reviewing the impact of SAB 101 on our previously reported results of operations and anticipate that we will adopt SAB 101 during the fourth quarter of fiscal 2001.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock-related compensation. FIN 44 is effective July 1, 2000. Management does not expect the adoption of FIN 44 to have a material effect on the financial position or results of operations of SGI.

FINANCIAL CONDITION

    At June 30, 2000, cash and cash equivalents and marketable and restricted investments totaled $384 million compared with $782 million at June 30, 1999. Included in the balance at June 30, 2000 and June 30, 1999 is approximately
$126 million and $94 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase agreement.

    Operating activities used $76 million in cash for fiscal 2000, compared with providing $145 million in fiscal 1999 and $643 million in fiscal 1998. To present cash flows from operating activities, net (loss) income for each of the past three years had to be adjusted for certain significant items that did not either provide or use cash. Included in these fiscal 2000 adjustments is a $369 million increase in our valuation allowance against our remaining deferred tax asset and a $93 million charge related to repatriating accumulated foreign earnings. Partially offsetting these charges is a $67 million reduction in previously provided income taxes related to certain exposures that were no longer necessary given the increase in the valuation allowance against our deferred tax assets. Fiscal 1999 net income is adjusted to remove the impact of the $273 million gain on the sale of a portion of our interest in MIPS stock that is reflected as a cash flow from investing activities and $27 million in non-cash charges for the write-off of investments in certain technology companies. Fiscal 1998 net loss is adjusted for a $47 million non-cash charge for long-lived asset impairment, a $32 million non-cash charge for the write-off of purchased intangibles and goodwill resulting from the disposal of ParaGraph International Inc. ("ParaGraph") and a $30 million non-cash charge for the write-down of excess spares.

    In addition to the adjustments noted above, the negative operating cash flow in fiscal 2000 was partially due to approximately $68 million in cash payments for severance, contractual obligations and facilities obligations related to restructuring activities. These activities are expected to result in future cash outlays of approximately $10 million, the majority of which will occur in fiscal 2001 and will be funded through current working capital. Negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels and continued improved collections. Aside from the adjustments noted above, operating cash flow in both fiscal 1999 and 1998 was positive primarily due to our focus on asset management that resulted in significant reductions in accounts receivable and inventories which generated $195 million and $731 million, respectively, in cash.

    Investing activities, other than changes in our marketable and restricted investments, consumed $349 million in cash during fiscal 2000. The principal investing activity during fiscal 2000 was for the acquisition of capital equipment and our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement. In addition, cash was reduced by $84 million as a result of the spin-off of MIPS which is no longer included in our consolidated balance sheet. Investing activities, other than changes in our marketable and restricted investments and the MIPS transactions, consumed
$261 million in cash during fiscal 1999 and $269 million in fiscal 1998, principally for the acquisition of capital equipment and spare parts. Fiscal 1999 investing activities also used $35 million to fund a portion of our investment in WAMINET Inc.

    Financing activities over the past three years have included the issuance of common stock under employee stock purchase and option plans and repurchases of common stock. Our board of directors has authorized the repurchase of up to
27.5 million shares of common stock to mitigate the dilutive effect of the stock plans. Since commencement of this repurchase program in 1996 we have repurchased
21.4 million shares of common stock at a cost of $335 million. We utilize equity instrument contracts to facilitate the repurchase of common stock and, at June 30, 2000, we have outstanding commitments to buy an aggregate of
6.0 million shares of common stock for aggregate consideration of $97.5 million under our equity forward purchase arrangement. At June 30, 2000, 0.1 million shares remain available for purchase under this program.

    At June 30, 2000, our principal sources of liquidity included cash, cash equivalents and marketable investments of $258 million. Other sources of liquidity include equity investments and financeable real estate. For example, during the first quarter of fiscal 2001 we sold substantially all of our investment in VA Linux Systems, Inc. ("VA Linux") for net proceeds of $42 million. For the remaining investment in VA Linux, we entered into a derivative contract that guarantees minimum net proceeds of $11 million and matures on December 15, 2000. We believe that these principal sources of liquidity, along with cash generated from operations, and other resources available to us, should be adequate to fund our projected cash flow needs. We believe that the level of financial resources is an important competitive factor in the computer industry and, accordingly, we may elect to raise additional capital through either debt or equity financing or the sale of non-strategic assets in anticipation of future needs.

RISKS THAT AFFECT OUR BUSINESS

    SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

    BUSINESS TRANSITION. SGI has had declining revenue and has been unprofitable on an operating basis for each of the past three fiscal years. Our plan to restore growth and profitability will require significant transitions in product strategy and in operating expenses. We have announced product roadmaps for both the server and workstation businesses that will, over the next five years, supplement our products based on the MIPS processor architecture with products based on the Intel processor architecture, and from the IRIX operating system to Linux and Windows NT. This process will involve our supporting both architectures indefinitely in order to provide flexibility and support to our customers. Risks associated with this strategy include uncertainty among employees, customers and partners, potential customer defection and higher operating expenses. There can be no assurance that we will introduce the new products required for these transitions as planned, successfully support our customer and partner base as they adopt these new products or otherwise manage this process in a way that will allow us to recover from this uncertainty.

    NEW PRODUCTS. In the last quarter of fiscal 2000 and the first quarter of 2001 we introduced major new products in every segment of our computer system business, including the Origin 3000 server family, new graphics subsystems both in our workstation and our Onyx2 graphics server families, and new Intel-based workstations and servers. Our ability to meet our objectives for fiscal 2001 is highly dependent on the success of these new products, and on our success in ramping these new products to commercial volumes as scheduled. While we had recorded approximately $100 million in orders for Origin 3000 and other new products as of June 30, 2000, our ability to fulfill these orders in the first half of the year will require that we resolve issues regarding various industry-wide and world-wide supply constraints, including, in particular constraints on the ceramic packaging for many of our ASICS.

    EXPENSE REDUCTION PROGRAM. While our operating expenses, excluding other operating expenses, have declined from $1.5 billion in fiscal 1998 to $1.3 billion in fiscal 1999 and to $1.1 billion in fiscal 2000, our expenses remain out of line with our revenues, and we expect that we will be taking additional steps in fiscal 2001 to address this issue While our objective is to reduce our costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

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

    EMPLOYEES. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We have initiated hiring and retention programs to attract and retain key employees, but there is no assurance that these programs will succeed.

    PRODUCT DEVELOPMENT AND INTRODUCTION. Our continued success depends on our ability to develop and rapidly bring to market technologically complex and innovative products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

    The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new computer system requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal and external manufacturing teams, outside suppliers of key components such as semiconductor and storage products and outsourced manufacturing partners. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that acceptance of our new systems will not be affected by delays in this process. As noted above, our ability to successfully attract and retain key technical, marketing and management personnel in a competitive hiring environment has a direct impact on our ability to maintain our product development timetables.

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

    PERIOD TO PERIOD FLUCTUATIONS. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for large-scale server products. A little over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

    For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents, marketable investments, short-term and long-term debt and all derivative financial instruments. Currency forward contracts and currency options constitute our portfolio of derivative financial instruments.

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 30, 2000 and 1999. We computed the market values for foreign exchange risk based on spot rates in effect at June 30, 2000 and 1999. The market values that result from these computations are compared to the market values of these financial instruments at June 30, 2000 and 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

    The results of the sensitivity analysis at June 30, 2000 and 1999 are as follows:

    Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would result in a decrease in the aggregate fair values of our financial instruments by $6 million and $14 million at June 30, 2000 and 1999, respectively. A percentage point increase in the levels of interest rates with all other variables held constant would result in an increase in the aggregate fair values of our financial instruments by $6 million and $13 million, respectively.

    Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates (with the exception of Asia where a 20% strengthening in exchange rates was used for 1999 only) against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of our financial instruments by $5 million at June 30, 2000, and an increase in the fair values of our financial instruments by $8 million at June 30, 1999. A 10% weakening of foreign currency exchange rates (with the exception of Asia where a 20% weakening in exchange rates was used for 1999 only) against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $5 million at June 30, 2000, and a decrease in the fair values of our financial instruments by $3 million at June 30, 1999. Due to the increased volatility in fiscal 1999, the financial instruments denominated in Asian currencies were tested with a 20% strengthening and weakening. As the foreign currency exchange rates in Asia stabilized in fiscal 2000, we performed the test with only a 10% fluctuation.

    The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in exchange rates to an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                      PAGE
------------------------------------------                    --------
Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors.........     21
  Consolidated Statements of Operations for the three fiscal
    years ended June 30, 2000...............................     22
  Consolidated Balance Sheets as of June 30, 2000 and June
    30, 1999................................................     23
  Consolidated Statements of Cash Flows for the three fiscal
    years ended June 30, 2000...............................     24
  Consolidated Statements of Shareholders' Equity for the
    three fiscal years ended June 30, 2000..................     25
  Notes to Consolidated Financial Statements................     26
Financial Statement Schedule:
  For each of the three fiscal years ended June 30, 2000
    Schedule II--Valuation and qualifying accounts..........     49

    All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related footnotes.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
July 21, 2000

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED JUNE 30
                                                           ------------------------------------------
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Product and other revenue..............................   $1,688,859     $2,090,194     $2,489,983
  Service revenue........................................      642,275        658,763        610,627
                                                            ----------     ----------     ----------
    Total revenue........................................    2,331,134      2,748,957      3,100,610

Costs and expenses:
  Cost of product and other revenue......................    1,007,562      1,202,562      1,580,647
  Cost of service revenue................................      495,963        400,688        382,904
  Research and development...............................      301,248        380,346        459,188
  Selling, general and administrative....................      785,196        907,612      1,068,429
  Other operating expense................................      102,861        (15,107)       205,543
                                                            ----------     ----------     ----------
    Total costs and expenses.............................    2,692,830      2,876,101      3,696,711
                                                            ----------     ----------     ----------
Operating loss...........................................     (361,696)      (127,144)      (596,101)

Gain on sale of a portion of SGI interest in MIPS........           --        272,503             --
Interest expense.........................................      (18,980)       (22,562)       (24,665)
Interest income and other, net...........................       (1,208)         2,924         23,847
                                                            ----------     ----------     ----------
(Loss) income before income taxes........................     (381,884)       125,721       (596,919)
Provision for (benefit from) income taxes................      447,660         71,892       (137,292)
                                                            ----------     ----------     ----------
Net (loss) income........................................   $ (829,544)    $   53,829     $ (459,627)
                                                            ==========     ==========     ==========
Net (loss) income per share:
  Basic..................................................   $    (4.52)    $     0.29     $    (2.47)
                                                            ==========     ==========     ==========
  Diluted................................................   $    (4.52)    $     0.28     $    (2.47)
                                                            ==========     ==========     ==========
Shares used in the calculation of net (loss) income per
  share:
  Basic..................................................      183,528        186,374        186,149
                                                            ==========     ==========     ==========
  Diluted................................................      183,528        189,427        186,149
                                                            ==========     ==========     ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS

                                                                    AT JUNE 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
Current assets:
  Cash and cash equivalents.................................  $  251,811   $  571,117
  Short-term marketable investments.........................       6,270      117,026
  Accounts receivable, net of allowance for doubtful
    accounts of $12,383 in 2000; $15,407 in 1999............     347,515      582,383
  Inventories...............................................     181,594      195,181
  Deferred tax assets.......................................          --      243,867
  Prepaid expenses..........................................      73,281       69,233
  Other current assets......................................      59,838       68,226
                                                              ----------   ----------
    Total current assets....................................     920,309    1,847,033
  Restricted investments....................................     126,408       94,226
  Property and equipment, net of accumulated depreciation
    and
    amortization............................................     466,726      380,768
  Other assets..............................................     325,768      466,230
                                                              ----------   ----------
                                                              $1,839,211   $2,788,257
                                                              ==========   ==========
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable..........................................     147,366      192,974
  Accrued compensation......................................      79,289      104,362
  Income taxes payable......................................      54,478       48,629
  Other current liabilities.................................     282,848      317,107
  Deferred revenue..........................................     292,772      308,281
  Current portion of long-term debt.........................       4,775        5,700
                                                              ----------   ----------
    Total current liabilities...............................     861,528      977,053

Long-term debt..............................................     354,296      360,671
Other liabilities...........................................      30,837       26,334
                                                              ----------   ----------
    Total liabilities.......................................   1,246,661    1,364,058
                                                              ----------   ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; issuable in series,
    2,000,000 shares authorized, share issued and
    outstanding: 17,500.....................................      16,998       16,998
  Common stock, $.001 par value, and additional paid-in
    capital; 500,000,000 shares authorized; shares issued:
    188,016,158 in 2000; 189,555,187 in 1999................   1,410,663    1,421,028
  Retained (deficit) earnings...............................    (832,219)      92,449
  Treasury stock, at cost: 1,540,501 shares in 2000;
    7,010,263 shares in 1999................................     (21,458)    (104,633)
  Accumulated other comprehensive income (loss).............      18,566       (1,643)
                                                              ----------   ----------
    Total stockholders' equity..............................     592,550    1,424,199
                                                              ----------   ----------
                                                              $1,839,211   $2,788,257
                                                              ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED JUNE 30
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
Net (loss) income...........................................  $(829,544)  $ 53,829   $(459,627)
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
  Depreciation and amortization.............................    168,524    221,508     314,581
  Loss on sale of Cray product line.........................      7,693         --          --
  Gain on sale of a portion of SGI interest in MIPS.........         --   (272,503)         --
  Write-off of acquired in-process technology...............         --         --      16,900
  Restructuring.............................................    102,861    (14,000)    143,998
  Changes in deferred tax assets and liabilities............    351,264     60,067    (162,540)
  Other.....................................................     15,745     54,640     171,608
Changes in operating assets and liabilities:
  Accounts receivable.......................................    225,116     83,036     467,055
  Inventories...............................................    (19,900)   111,908     264,226
  Accounts payable..........................................    (40,781)   (22,529)    (44,257)
  Other assets and liabilities..............................    (56,843)  (130,592)    (68,566)
                                                              ---------   --------   ---------
    Total adjustments.......................................    753,679     91,535   1,103,005
                                                              ---------   --------   ---------
      Net cash (used in) provided by operating activities...    (75,865)   145,364     643,378
Cash Flows From Investing Activities:
Available-for-sale investments:
  Purchases.................................................    (43,982)  (396,807)   (230,368)
  Sales.....................................................         --    207,740      43,000
  Maturities................................................    154,831    314,718     104,485
Purchases of restricted investments.........................   (322,915)  (219,579)         --
Proceeds from the maturities of restricted investments......    290,733    113,893          --
Spin-off of interest in MIPS................................    (84,358)        --          --
Proceeds from the sale of a portion of SGI interest in
  MIPS......................................................         --    272,503          --
Capital expenditures........................................   (261,087)  (147,516)   (195,137)
Increase in other assets....................................     (3,991)  (113,611)    (73,805)
                                                              ---------   --------   ---------
      Net cash (used in) provided by investing activities...   (270,769)    31,341    (351,825)
Cash Flows From Financing Activities:
Issuance of debt............................................      2,988      7,461      18,735
Payments of debt principal..................................    (16,541)   (25,918)    (62,838)
Sale of SGI common stock....................................     65,826     61,527      95,241
Repurchase of SGI common stock..............................    (24,420)  (172,426)    (62,749)
Sale of MIPS common stock...................................         --     17,654          --
Cash dividends-preferred stock..............................       (525)      (525)       (525)
                                                              ---------   --------   ---------
      Net cash provided by (used in) investing activities...     27,328   (112,227)    (12,136)
                                                              ---------   --------   ---------
Net (decrease) increase in cash and cash equivalents........   (319,306)    64,478     279,417
Cash and cash equivalents at beginning of year..............    571,117    506,639     227,222
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $ 251,811   $571,117   $ 506,639
                                                              =========   ========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       THREE YEARS ENDED JUNE 30, 2000
                                             -----------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                          COMMON STOCK     RETAINED                   OTHER            TOTAL
                                             PREFERRED   AND ADDITIONAL    EARNINGS    TREASURY   COMPREHENSIVE    STOCKHOLDERS'
                                               STOCK     PAID-IN CAPITAL   (DEFICIT)    STOCK     INCOME (LOSS)       EQUITY
                                             ---------   ---------------   ---------   --------   --------------   -------------
                                                                               (IN THOUSANDS)
Balance at June 30, 1997...................   $16,998      $1,263,185      $ 537,238   $    --       $21,821        $1,839,242
  Components of comprehensive income:
    Net loss...............................        --              --       (459,627)       --            --          (459,627)
    Currency translation adjustment........        --              --             --        --       (21,416)          (21,416)
    Change in unrealized loss on
      available-for-sale investments, net
      of tax of $134.......................        --              --             --        --           562               562
                                                                                                                    ----------
      Total comprehensive loss.............                                                                           (480,481)
  Common stock issued under employee plans
    including related tax benefits (7,551
    shares)................................        --          95,194             --        --            --            95,194
  Common stock issued for ParaGraph
    acquisition (2,935 shares).............        --          48,729             --        --            --            48,729
  Convertible preferred stock, Series A
    preferred dividends....................        --              --           (525)       --            --              (525)
  Purchase (4,700 shares) and issuance
    (2,704 shares) of treasury stock under
    employee plans--net....................        --              --        (11,671)  (25,976)           --           (37,647)
                                              -------      ----------      ---------   --------      -------        ----------
Balance at June 30, 1998...................    16,998       1,407,108         65,415   (25,976)          967         1,464,512
  Components of comprehensive income:
    Net income.............................        --              --         53,829        --            --            53,829
    Currency translation adjustment........        --              --             --        --        (2,562)           (2,562)
    Change in unrealized loss on
      available-for-sale investments, net
      of tax of $12........................        --              --             --        --           (48)              (48)
                                                                                                                    ----------
      Total comprehensive income...........                                                                             51,219
  Common stock issued under employee plans
    including related tax benefits (36
    shares)................................        --             794             --        --            --               794
  Convertible preferred stock, Series A
    preferred dividends....................        --              --           (525)       --            --              (525)
  Purchase (12,112 shares) and issuance
    (7,097 shares) of treasury stock under
    employee plans--net....................        --              --        (29,744)  (78,657)           --          (108,401)
  Common stock issued by MIPS..............        --          16,600             --        --            --            16,600
  Other....................................        --          (3,474)         3,474        --            --                --
                                              -------      ----------      ---------   --------      -------        ----------
Balance at June 30, 1999...................    16,998       1,421,028         92,449   (104,633)      (1,643)        1,424,199
  Components of comprehensive income:
    Net loss...............................        --              --       (829,544)       --            --          (829,544)
    Currency translation adjustment........        --              --             --        --        (7,947)           (7,947)
    Change in unrealized gain on
      available-for-sale investments, net
      of tax of $18,065....................        --              --             --        --        30,817            30,817
    Change in unrealized loss on derivative
      instruments designated and qualifying
      as cash flow hedges..................        --              --             --        --        (2,661)           (2,661)
                                                                                                                    ----------
      Total comprehensive loss.............                                                                           (809,335)
  Convertible preferred stock, Series A
    preferred dividends....................        --              --           (525)       --            --              (525)
  Purchase (2,132 shares) and issuance
    (7,602 shares) of treasury stock under
    employee plans--net....................        --           6,235        (58,354)   83,175            --            31,056
  Common stock issued by MIPS..............        --          14,750                       --            --            14,750
  Spin-off of interest in MIPS.............        --         (31,350)       (36,245)       --            --           (67,595)
                                              -------      ----------      ---------   --------      -------        ----------
Balance at June 30, 2000...................   $16,998      $1,410,663      $(832,219)  $(21,458)     $18,566        $  592,550
                                              =======      ==========      =========   ========      =======        ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

    SGI is a leader in high-performance computing and advanced graphics solutions. Our broad range of visual computing systems deliver advanced 3D graphics and computing capabilities for engineering and creative professionals. Our servers help our customers to solve their most challenging technical computing problems, and are increasingly being deployed in strategic business analysis, internet data center and media serving applications.

    Our products are manufactured in Wisconsin and Switzerland. We distribute our products through our direct sales force, as well as through indirect channels including resellers and distributors. Product and other revenue consists primarily of revenue from computer system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts, as well as from delivery of professional services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of SGI and our wholly-and majority-owned subsidiaries.

    FOREIGN CURRENCY TRANSLATION We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in stockholders' equity. Currency transaction gains or losses are recognized in interest income and other, net and, net of hedging gains or losses, have not been significant to our operating results in any period.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

    CASH EQUIVALENTS AND MARKETABLE AND RESTRICTED INVESTMENTS Cash equivalents consist of high quality money market instruments with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high quality money market instruments and high quality debt securities with maturities of one year or less, and are stated at fair value. Other marketable investments consist primarily of high quality debt securities with maturities greater than one year and less than two years, and are stated at fair value. At June 30, 2000 and 1999, our cash equivalents and marketable investments are all classified as available-for-sale. At June 30, 2000 and 1999, our restricted investments are classified as available-for-sale but are pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in SGI's name by major financial institutions.

    The cost of securities when sold is based upon specific identification. We include realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in interest income and other, net. We include unrealized gains and losses (net of tax) on securities classified as available-for-sale in stockholders' equity.

    FAIR VALUES OF FINANCIAL INSTRUMENTS The carrying values of short-term debt and cash equivalents approximate fair value due to the short period of time to maturity. Fair values of marketable investments, long-term debt, foreign exchange forward contracts and currency options are based on quoted market prices or pricing models using current market rates.

    DERIVATIVE FINANCIAL INSTRUMENTS We use derivatives to moderate the financial market risks of our business operations. We use derivative products to hedge the foreign currency market exposures underlying certain assets and liabilities and commitments related to customer transactions. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. We designate an instrument as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

    For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in Other Comprehensive Income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period.

    The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the forward-to-forward rate comparison for currency forward contracts which makes same-currency hedges perfectly effective. For currency option contracts, the effectiveness is assessed based on changes in the option's intrinsic value plus the effect of discounting. As a result, the change in the volatility value of the contract is excluded from the assessment of the hedge effectiveness and immediately recognized in earnings.

    EQUITY INSTRUMENTS INDEXED TO SGI'S COMMON STOCK We record the proceeds received from the sale of equity instruments and amounts paid upon the purchase of equity instruments as a component of stockholders' equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. We have the ability to determine whether the contracts are settled in cash or stock. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.

    INVENTORIES Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at cost less depreciation generally based on an eighteen-month life.

    PROPERTY AND EQUIPMENT Property and equipment is stated at cost, and depreciation is computed using the straight-line method. Useful lives of two to five years are used for machinery and equipment and furniture and fixtures; leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Our buildings are depreciated over twenty-five to forty-five years and improvements over eight to fifteen years.

    OTHER ASSETS Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives ranging from two to five years and investments in certain technology companies that are carried at either market value or the lower of cost or market depending on whether the company is publicly traded. Also included in other assets is goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991 which is amortized on a straight-line basis over a period of twenty years.

    REVENUE RECOGNITION We generally recognize product revenue when we ship the product to the customer, title passes to the customer, and we have no additional significant performance obligations. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue (net of trade-in allowances) upon acceptance by the customer or independent distributor, or in the case of a conversion from lease to purchase, at the time of the customer's election to convert.

    We recognize operating system software fees when we ship the product, provided that we have no additional significant performance obligations. We recognize application software fees when we have delivered the product, provided that we have no additional significant performance obligations.

    We generally recognize royalty revenue, under technology agreements, in the quarter in which we receive a report from a licensee detailing the shipments of products incorporating our intellectual property components. We recognize engineering services, which are performed on a best efforts basis, as revenue when we have completed the defined milestones and the milestone payment is probable of collection.

    Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term.

    PRODUCT WARRANTY We provide at the time of sale for the estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX systems and up to three years on Windows NT systems.

    ADVERTISING COSTS We account for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended June 30, 2000, 1999 and 1998 was $25 million, $49 million and $56 million, respectively.

    PER SHARE DATA Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

    STOCK-BASED COMPENSATION We account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations.

    RECENT ACCOUNTING PRONOUNCEMENTS On July 1, 1999, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's fair value is immediately recognized in earnings. The adoption of this standard did not have a material effect on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. We are currently reviewing the impact of SAB 101 on our previously reported results of operations and anticipate that we will adopt SAB 101 during the fourth quarter of fiscal 2001.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock-related compensation. FIN 44 is effective July 1, 2000. Management does not expect the adoption of FIN 44 to have a material effect on the financial position or results of operations of SGI.

    RECLASSIFICATIONS We have reclassified certain prior year amounts on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to conform to the current year presentation.

NOTE 3. OTHER OPERATING EXPENSE

    Other operating expense is as follows (in thousands):

                                                     YEARS ENDED JUNE 30
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Write-off of acquired in-process technology
  and other merger-related expenses...........  $     --   $ (1,107)  $ 14,905
Restructuring.................................   102,861    (14,000)   143,998
Charge for impairment of long-lived assets....        --         --     46,640
                                                --------   --------   --------
                                                $102,861   $(15,107)  $205,543
                                                ========   ========   ========

    WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY AND OTHER MERGER-RELATED EXPENSES The 1999 amount represents an adjustment to previously estimated merger-related expenses. The 1998 amount includes a $17 million charge for acquired in-process technology from the $50 million acquisition of ParaGraph, which was accounted for using the purchase method, partially offset by adjustments to previously estimated merger-related expenses. Merger-related expenses were incurred in connection with the June 1996 acquisition of Cray Research, Inc. and consist principally of costs associated with the integration of SGI and Cray information systems, accounting processes and marketing and human resources activities.

    RESTRUCTURING In the second quarter of fiscal 1998, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. SGI's restructuring program was broad-based and covered virtually all aspects of our products, operations and processes. The process of developing this program continued during the balance of fiscal 1998 and included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 1999 operating plan. Our restructuring activity resulted in the elimination of approximately 1,400 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. These actions resulted in aggregate charges of $144 million (before the effect of the adjustments noted below), of which approximately $75 million were cash charges and $69 million were non-cash charges. The operating assets write-down includes a $32 million charge taken in the third quarter of fiscal 1998 to write down purchased intangibles and goodwill associated with the September 1997 acquisition of ParaGraph which was taken following the evaluation of our core competencies and technology roadmap. We believe that the savings resulting from the restructuring activities, as well as generally tighter operating expense controls, contributed to a reduction in operating expenses by approximately
$240 million in fiscal 1999.

    During fiscal 1999, we revised downward by $14 million our estimate of the total costs associated with the program described above. The adjustment primarily reflects lower than estimated severance and related charges attributable to higher than expected attrition, as well as lower per person costs. To a lesser extent, we also adjusted estimated costs of contract cancellations, operating asset write-downs and exiting certain facilities.

    During fiscal 2000, we paid approximately $2 million in severance and related costs and costs to vacate facilities associated with the fiscal 1998 actions. We determined that the remaining accrual associated with the fiscal 1998 restructuring activities was deemed unnecessary and recorded an adjustment of approximately $7 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs. To a lesser extent, estimated costs of contract cancellations and to exit certain facilities were also adjusted.

    During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. These charges included $65.8 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. Our plan also included vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this action would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

    During the second through fourth quarters of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $35 million has been recorded in fiscal 2000. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflects our new senior management's approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Our revised estimate of the number of involuntary employee terminations associated with the fiscal 2000 restructuring activity is 900. As of June 30, 2000, approximately 890 of the estimated 900 positions have been eliminated. All severance payments and related charges, which consist primarily of expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services, are expected to be paid by September 30, 2000. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining facilities related accrual balance of $6 million at June 30, 2000 is expected to result in cash expenditures through fiscal 2004.

    The following table depicts the restructuring activity in fiscal 1998, 1999 and 2000 (in thousands):

                              SEVERANCE
                                 AND      OPERATING
                               RELATED      ASSET      CANCELED     VACATED
CATEGORY                       CHARGES    WRITE-DOWN   CONTRACTS   FACILITIES    OTHER      TOTAL
--------                      ---------   ----------   ---------   ----------   --------   --------
Total Fiscal 1998
  restructuring charges.....   $83,962     $37,780      $4,675       $ 8,960     $8,621    $143,998
Adjustments: increase/
  (decrease)................   (15,500)      4,216      (1,916)       (1,300)       500     (14,000)
Expenditures:
  Cash......................   (57,188)         --        (324)       (6,408)    (4,104)    (68,024)
  Non-cash..................    (6,056)    (41,996)     (2,435)         (203)    (2,851)    (53,541)
                               -------     -------      ------       -------     ------    --------
Balance at June 30, 1999....   $ 5,218     $    --      $   --       $ 1,049     $2,166    $  8,433
                               -------     -------      ------       -------     ------    --------
Additions--fiscal 2000
  restructuring.............    65,820      26,584       8,468        43,666         --     144,538
Adjustments: Decrease.......   (13,010)         --      (3,285)      (23,216)    (2,166)    (41,677)
Expenditures:
  Cash......................   (54,763)         --      (5,183)       (8,289)        --     (68,235)
  Non-cash..................        --     (26,584)         --        (6,770)        --     (33,354)
                               -------     -------      ------       -------     ------    --------
Balance at June 30, 2000....   $ 3,265     $    --      $   --       $ 6,440     $   --    $  9,705
                               =======     =======      ======       =======     ======    ========

    CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS As a result of the fiscal 1998 processes described above, we also found it necessary to downsize our vector supercomputer business, necessitating an evaluation of the ongoing value of the associated plant and equipment and intangible assets. Based on this evaluation, we determined that assets (principally a specific-use manufacturing facility; supercomputers used in product design, support and manufacturing and other machinery and equipment) with a carrying amount of $50 million were impaired and wrote them down by $47 million to their fair value. Fair value was principally based on estimated exchange and resale value.

NOTE 4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted (loss) income per share:

                                                           YEARS ENDED JUNE 30
                                                -----------------------------------------
                                                   2000           1999            1998
                                                ----------      ---------      ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income.........................      $(829,544)       $53,829       $(459,627)
Less preferred stock dividends............           (525)          (525)           (525)
                                                ---------        -------       ---------
Net (loss) income available to common
  stockholders............................      $(830,069)       $53,304       $(460,152)
                                                =========        =======       =========
Weighted average shares
  outstanding--basic......................        183,528        186,374         186,149
Employee stock options and restricted
  shares..................................             --          3,053              --
                                                ---------        -------       ---------
Weighted average shares
  outstanding--diluted....................        183,528        189,427         186,149
                                                =========        =======       =========
Net (loss) income per share:
  Basic...................................      $   (4.52)       $  0.29       $   (2.47)
                                                =========        =======       =========
  Diluted.................................      $   (4.52)       $  0.28       $   (2.47)
                                                =========        =======       =========
Potentially dilutive securities excluded
  from computations because they are
  anti-dilutive...........................         10,244          8,843          12,187
                                                =========        =======       =========

NOTE 5. SALE OF CRAY PRODUCT LINE.

    On March 31, 2000, we completed the sale of our Cray product line to Tera. We received approximately $15 million in cash, a $35 million promissory note due in three equal quarterly installments beginning June 30, 2000 and 1 million shares of unregistered Tera common stock, valued at approximately $6.5 million at March 31, 2000. As a result of this transaction, approximately 750 employees transferred to Tera. In the event the promissory note is not paid in full by December 31, 2000, an additional $5 million in cash will become payable to us. Based upon the net asset value of the assets sold and the liabilities assumed at March 31, 2000 and the costs and expenses incurred in connection with the transaction, we will record an overall gain of approximately $16 million from the transaction. However, the consolidated financial statements at June 30, 2000 include a pre-tax loss on the transaction of approximately $8 million because we will account for the promissory note proceeds when the cash payments are received. Included in the pre-tax loss of $8 million at June 30, 2000, is the first installment against the promissory note of approximately $12 million. The following is a summary of the final determination of the net assets sold and liabilities assumed by Tera on March 31, 2000:

(IN MILLIONS)
-------------
Inventories, net............................................   $ 25.4
Property and equipment, net.................................     10.8
Spare parts.................................................     29.2
Other assets................................................      6.7
Product warranty and other accrued liabilities..............    (34.2)
                                                               ------
                                                               $ 37.9
                                                               ======

NOTE 6. MIPS TECHNOLOGIES, INC.

    On July 6, 1998, we closed an initial public offering of the common stock of our MIPS subsidiary, a company formed by SGI that designs and develops RISC based microprocessor intellectual property for embedded systems applications targeting the market for digital consumer products. The offering consisted of SGI's sale of 4,250,000 shares of MIPS common stock for net proceeds of approximately

$54 million and MIPS' sale of 1,250,000 shares of MIPS common stock for net proceeds to MIPS of approximately $16 million.

    In April 1999, the outstanding common stock of MIPS was recapitalized into Class A and Class B Common Stock to permit a multi-step divestiture of SGI's ownership interest in MIPS. In May 1999, SGI and MIPS closed a secondary public offering of 6,680,241 shares of the Class A Common Stock of MIPS owned by SGI for net proceeds of approximately $219 million. We accounted for the MIPS transactions in accordance with APB 18, the Equity Method of Accounting for Investments in Common Stock and the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5:H. For the offerings of MIPS shares held by us, we included the excess of the net proceeds over the carrying value of those shares, or $273 million, in income in our consolidated statement of operations for fiscal 1999. For the offering of newly issued MIPS shares, the net proceeds of $16 million were included in additional paid-in capital in our consolidated balance sheet.

    In the fourth quarter of fiscal 2000, SGI distributed its remaining interest in MIPS through a spin-off effective June 20, 2000. Under the spin-off, SGI distributed, as a dividend, all of its 25,069,759 shares of Class B Common Stock of MIPS to SGI shareholders of record as of June 6, 2000. The distribution of these shares was tax-free to SGI. Each share of SGI stock received 0.13858 shares of MIPS Class B Common Stock. SGI received no consideration in connection with the distribution.

NOTE 7. FINANCIAL INSTRUMENTS

    CASH EQUIVALENTS AND MARKETABLE AND RESTRICTED INVESTMENTS The following table summarizes by major security type the fair value of SGI's cash equivalents and marketable and restricted investments at June 30, 2000 and 1999 (in thousands):

                                                            2000       1999
                                                          --------   --------
Money market funds......................................  $189,915   $128,600
Certificates of deposit and time deposits...............    91,770    147,403
U.S. commercial paper...................................    60,908    253,227
Corporate notes and bonds...............................        --     64,480
Repurchase agreements...................................        --     40,000
U.S. government securities..............................        --     26,217
                                                          --------   --------
  Total.................................................   342,593    659,927
Less amounts classified as cash equivalents.............  (209,915)  (448,675)
                                                          --------   --------
  Total marketable and restricted investments...........  $132,678   $211,252
                                                          ========   ========

    At June 30, 2000 and 1999, the amortized cost of cash equivalents and marketable investments approximates fair value. Gross unrealized gains and losses were not significant in fiscal 2000 or 1999. Gross realized gains and losses on sales of available-for-sale securities were not significant in fiscal 2000, 1999 or 1998.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    RISK MANAGEMENT--In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivatives to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets, liabilities and for commitments related to customer transactions. All of our hedges currently qualify as cash flow hedges. We do not use derivatives for trading purposes.

    CASH FLOW HEDGES--Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received of paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount in accumulated Other Comprehensive Income as of June 30, 2000 will be reclassified into earnings within the next twelve months.

    ACCUMULATED DERIVATIVE GAINS OR LOSSES--The following table summarizes activity in Other Comprehensive Income related to derivatives classified as cash flow hedges held by us during the period from July 1, 1999 through June 30, 2000 (in thousands):

Cumulative effect of adopting SFAS 133......................  $    --
Reclassified into earnings from Other Comprehensive Income,
  net.......................................................  $(7,283)
Changes in fair value of derivatives, net...................  $ 4,622
Unrealized loss on derivative instruments included in Other
  Comprehensive Income......................................  $(2,661)
                                                              =======

    The effect on earnings for the fiscal year ended June 30, 2000 relating to the ineffectiveness of hedging activities was not material.

    FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of SGI's financial instruments at June 30, 2000 and 1999 are summarized as follows (in thousands):

                                              2000                    1999
                                      ---------------------   ---------------------
                                      CARRYING                CARRYING
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
Cash and cash equivalents...........  $251,811    $251,811    $571,120    $571,120
Marketable investments..............   132,678     132,678     211,252     211,252
Debt instruments....................   354,296     247,875     360,671     329,065
Currency forward contracts..........    (3,413)     (3,413)      2,181       2,790
Currency options....................    (3,773)     (3,773)         --          --

NOTE 8. CONCENTRATION OF CREDIT AND OTHER RISKS

    CREDIT RISK Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash investments, currency forward contracts and trade receivables. We place our investments and transact our currency forward contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty, and generally do not require collateral. The credit risk on receivables due from counterparties related to currency forward contracts is immaterial at June 30, 2000 and 1999. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

    PRODUCTION Most of our products incorporate components that are available from only one or from a limited number of suppliers. Many of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. In addition, we increasingly outsource certain aspects of our production, including the entire Windows NT-based workstation product line, to third parties. If we were unable to procure certain such components or sustain our outsourced production capacity, it could affect our ability to meet demand for our products which would have an adverse effect upon our results.

    INTERNATIONAL OPERATIONS We derive slightly less than half of our revenue from sales outside the United States. In addition, many key components are produced outside the United States. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales and manufacturing activities are geographically distributed.

    Sales to foreign customers are also subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. The Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to certain countries. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States.

NOTE 9. CONSOLIDATED FINANCIAL STATEMENT DETAILS

INVENTORIES

    Inventories at June 30, 2000 and 1999 are as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Components and subassemblies............................  $ 38,855   $ 19,988
Work-in-process.........................................    50,051     71,406
Finished goods..........................................    45,896     41,694
Demonstration systems...................................    46,792     62,093
                                                          --------   --------
Total inventories.......................................  $181,594   $195,181
                                                          ========   ========

PROPERTY AND EQUIPMENT

    Property and Equipment at June 30, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                        ----------   ---------
Land and buildings....................................  $  224,461   $  92,564
Machinery and equipment...............................     586,233     505,592
Furniture and fixtures................................     106,687     110,277
Leasehold improvements................................     133,610     129,370
                                                        ----------   ---------
                                                         1,050,991     837,803
Accumulated depreciation and amortization.............    (584,265)   (457,035)
                                                        ----------   ---------
Net property and equipment............................  $  466,726   $ 380,768
                                                        ==========   =========

NOTE 10. OTHER ASSETS

    Other assets at June 30, 2000 and 1999 are as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Spare parts.............................................  $ 98,601   $157,539
Investments.............................................   152,642     82,561
Net long-term deferred tax assets.......................        --    126,562
Software licenses, goodwill and other, net of
  amortization of $67,669 in 2000 and $125,914 in
  1999..................................................    74,525     99,568
                                                          --------   --------
                                                          $325,768   $466,230
                                                          ========   ========

    Included in investments at June 30, 2000 is our investment in VA Linux. This investment was originally purchased in June 1999 for $5 million and is reflected in the June 30, 2000 Consolidated Balance Sheet at its market value at that date of approximately $56 million.

NOTE 11. LONG TERM DEBT

    Long-term debt at June 30, 2000 and 1999 is as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Senior Convertible Notes due September 2004 at 5.25%....  $230,591   $230,591
Convertible Subordinated Debentures due February 2011 at
  6.125%, net of unamortized discount of $10,106
  ($12,651 in 1999).....................................    46,670     54,674
Swiss Franc mortgage due June 2017 at 4.47% (3.79% in
  1999), which resets quarterly.........................    15,041     18,116
Japanese Yen fixed rate loan due December 2001 at
  2.06%.................................................    56,770     49,493
Other...................................................     5,224      7,797
                                                          --------   --------
                                                           354,296    360,671
Less amounts due within one year........................    (4,775)    (5,700)
                                                          --------   --------
Amounts due after one year..............................   349,521   $354,971
                                                          ========   ========

    The Senior Convertible Notes (the "Senior Notes") are convertible into shares of common stock at a conversion price equal to $18.70 per share. This is down from $36.25 per share for the previous year as a result of the spin-off of MIPS. The Senior Notes are redeemable at our option beginning in 2002, at varying prices based on the year of redemption. The Senior Notes are redeemable at the holder's option in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the Nasdaq National Market.

    In connection with the Cray acquisition, SGI assumed the Cray Research Convertible Debentures. These debentures are convertible into SGI's common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100%. This is down from $78 per share for the previous year as a result of the MIPS spin-off. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of $6 million originally scheduled for the years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for the years 2003 through 2006. Remaining annual sinking fund payments of $6 million each are scheduled from 2007 to 2010 with a final maturity payment of $35 million in 2011.

    Principal maturities of long-term debt at June 30, 2000 are as follows (in millions): 2001--$5; 2002--$59; 2003--$2; 2004--$.3; 2005--$231 and $57
thereafter.

NOTE 12. LEASING ARRANGEMENTS AS LESSOR

    We have entered into certain lease arrangements which are accounted for as sales. The net investment in sales-type leases at June 30, 2000 and 1999 is summarized as follows (in thousands):

                                                               2000       1999
                                                             --------   --------
Total minimum lease payments receivable....................   $6,739    $10,457
Less unearned interest income..............................     (562)    (1,091)
                                                              ------    -------
Net investment in sales-type leases........................    6,177      9,366
Less current portion.......................................   (3,018)    (2,847)
                                                              ------    -------
Long-term portion included in other assets.................   $3,159    $ 6,519
                                                              ======    =======

    Future minimum lease rents on noncancelable sales-type lease agreements at June 30, 2000 are as follows (in millions): 2001--$3; 2002--$3; 2003--$1.

NOTE 13. LEASING ARRANGEMENTS AS LESSEE

    We lease certain of our facilities and some of our equipment under non-cancelable operating lease arrangements.

    Future minimum annual lease payments under operating leases, net of subleases and rental income of approximately $24 million, at June 30, 2000 are as follows (in millions): 2001--$42; 2002--$32; 2003--$27; 2004--$24; 2005--$17,
and thereafter $211.

    Aggregate operating lease rent expense in fiscal 2000, 1999 and 1998 was (in millions): $57, $71 and $77, respectively.

    On August 4, 1999, pursuant to one of our lease agreements, as amended, we exercised our option to purchase five buildings on our Mountain View campus for a purchase price of approximately $125 million. The purchase of these buildings was completed in September 1999.

NOTE 14. STOCKHOLDERS' EQUITY

    PREFERRED STOCK TRANSACTIONS NKK Corporation ("NKK") owns 17,500 shares of Series A convertible preferred stock (see Note 19). The preferred stock pays a 3% cumulative annual dividend on the original issuance price of $10.00 per share, has preference upon liquidation equal to $10.00 per share and has aggregate voting rights equivalent to 1,400,000 shares of common stock. The preferred stock is convertible into our common stock at certain times by dividing the original issuance price by the then-current price of the common stock. The preferred stock is perpetual, but is subject to redemption at our option at certain times if the market price of the common stock is below $8.75 per share.

    STOCK AWARD PLANS We have various stock award plans which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees and certain other persons who provide consulting or advisory services to SGI. We grant incentive stock options with an exercise price of no less than the fair market value on the date of grant. The board of directors determines the prices of nonstatutory stock option grants and restricted stock. Under the plans, options and restricted stock generally vest over a fifty-month period from the date of grant.

    In addition, we had a Directors' Stock Option Plan which allowed for the grant of nonstatutory stock options to nonemployee directors at an exercise price of no less than the fair market value at the date of grant. Eligible directors were granted an option to purchase 30,000 shares of common stock on the date of their initial election as a director. On the date of the annual stockholder's meeting of each year, each eligible director was granted an option to purchase an additional 10,000 shares of common stock. These options generally vested in installments over a three-year period. At June 30, 2000, 856,200 shares were available for future option grants under the Directors' Stock Option Plan. As the Directors Stock Option Plan expired in July 2000, beginning in fiscal 2001, grants to directors will be made pursuant to one of the existing employee stock option plans.

    At June 30, 2000, 1999 and 1998, there were 20,905,393, 18,437,793 and
10,832,173 unused shares available for grant, respectively, and there were 467,878, 820,625 and 580,316 shares of restricted stock, respectively, subject to repurchase.

    Activity under all of the stock award plans was as follows:

                                               2000                      1999                      1998
                                      -----------------------   -----------------------   -----------------------
                                                     WEIGHTED                  WEIGHTED                  WEIGHTED
                                       NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER OF     AVERAGE
                                      SHARES UNDER   EXERCISE   SHARES UNDER   EXERCISE   SHARES UNDER   EXERCISE
                                         OPTION       PRICE        OPTION       PRICE        OPTION       PRICE
                                      ------------   --------   ------------   --------   ------------   --------
Balance at July 1...................   30,615,342     $13.15     34,394,843     $16.59     34,753,548     $16.92
  Options granted...................   38,267,284     $ 7.79     20,013,148     $12.14     11,536,447     $13.18
  Options exercised.................   (2,432,670)    $ 7.99     (3,151,195)    $ 8.05     (6,146,202)    $ 8.93
  Options forfeited.................  (24,555,131)    $11.22    (12,803,398)    $19.70     (5,748,950)    $19.86
  Options canceled..................  (18,067,157)    $13.51     (7,838,056)    $17.15             --     $   --
                                      -----------               -----------                ----------
Balance at June 30..................   23,827,668     $ 6.78     30,615,342     $13.15     34,394,843     $16.59
                                      ===========               ===========                ==========
Exercisable at June 30..............   12,923,200     $ 7.34    $13,286,532     $13.86     17,337,552     $17.12
                                      ===========               ===========                ==========

    Additional information about options outstanding at June 30, 2000 is as follows:

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                --------------------------------------------   -----------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
                                NUMBER OF    WEIGHTED AVERAGE   CONTRACTUAL    NUMBER OF    WEIGHTED AVERAGE
EXERCISE PRICE RANGE              SHARES      EXERCISE PRICE    LIFE (YEARS)     SHARES      EXERCISE PRICE
--------------------            ----------   ----------------   ------------   ----------   ----------------
$1.05 - $5.74................    9,408,281        $ 4.61             8.68       3,362,474        $ 4.79
$5.87 - $9.99................   12,879,644        $ 7.28             6.56       8,150,461        $ 6.87
$10.05 - $18.12..............    1,090,485        $12.84             5.95         982,519        $13.01
$19.37 - $37.49..............      449,258        $23.17             4.50         427,746        $23.37
                                ----------        ------                       ----------        ------
                                23,827,668        $ 6.78                       12,923,200        $ 7.34
                                ==========        ======                       ==========        ======

    In conjunction with the June 20, 2000 spin-off of our remaining interest in MIPS to SGI stockholders, we adjusted the exercise price of outstanding stock options under the criteria set forth in the Emerging Issues Task Force 90-9, "Changes to Fixed Employee Stock Option Plans as a result of Equity Restructuring." As a result of this adjustment, the weighted average exercise price of the 24.5 million outstanding stock options changed from $11.22 to $6.41.

    STOCK PURCHASE PLAN We have an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. At June 30, 2000, we had issued 27,481,771 shares under the plan and we have reserved 1,471,365 shares for future issuance.

    GRANT DATE FAIR VALUES The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2000, 1999 and 1998 was $4.40, $5.18, and $6.32 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2000, 1999 and 1998 was $10.48, $12.14 and $13.20 per share, respectively. The weighted average estimated fair value of employee stock options granted at below grant date market prices during fiscal 2000 and 1998 was $6.44 and $10.92 per share, respectively. The weighted average exercise price of employee stock options granted at below grant date market prices during fiscal 2000 and 1998 was $5.29 and $8.91 per share, respectively. There were no employee stock options granted at below grant date market prices during fiscal 1999. The weighted average fair value of restricted stock granted during fiscal 2000, 1999 and 1998 was $9.00, $12.51 and $20.79 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 2000, 1999 and 1998 was $2.69, $4.97 and $5.81 per share, respectively.

    We estimated the weighted average fair value of options granted at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                               STOCK PURCHASE PLAN
                                       EMPLOYEE STOCK OPTIONS                         SHARES
                                 ----------------------------------     ----------------------------------
YEARS ENDED JUNE 30                2000         1999         1998         2000         1999         1998
-------------------              --------     --------     --------     --------     --------     --------
Expected life (in years).......     1.5          1.9          2.3          0.5          0.5          0.5
Risk-free interest rate........    5.57%        5.26%        5.58%        5.45%        4.97%        5.68%
Volatility.....................     .79         0.71         0.61          .78         0.56         0.76
Dividend yield.................    0.00%        0.00%        0.00%        0.00%        0.00%        0.00%

    PRO FORMA INFORMATION We have elected to follow APB 25 in accounting for our employee stock options. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock options is less than the market price of the underlying stock on the grant date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 for fiscal 2000, 1999 and 1998 was $7 million, $5 million and $13 million, respectively.

    We determined the following pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by Statement of Financial Accounting Standards No. 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods. The pro forma information is as follows (in thousands, except per share amounts):

                                                     YEARS ENDED JUNE 30
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   --------   ---------
Pro forma net loss...........................  $(880,868)  $(13,696)  $(538,260)
Pro forma net loss per share:
  Basic......................................  $   (4.80)  $  (0.08)  $   (2.89)
  Diluted....................................  $   (4.80)  $  (0.08)  $   (2.89)

    STOCKHOLDER RIGHTS PLAN We have a stockholder rights plan which provides existing stockholders with the right to purchase one one-thousandth (0.001) preferred share for each share of common stock held in the event of certain changes in SGI's ownership. The rights plan may serve as a deterrent to certain abusive takeover tactics which are not in the best interests of stockholders.

    STOCK REPURCHASE PROGRAM Our board of directors has authorized a program to repurchase up to 27.5 million shares of our common stock in open market or in private transactions, option or other forward transactions and other potential methods. We have repurchased 21,396,400 shares of common stock at a cost of $335 million since commencement of the repurchase program in 1996. We utilize equity instrument contracts to facilitate our repurchase of common stock. At June 30, 2000, we have outstanding commitments to buy an aggregate of
6.0 million shares of common stock for aggregate consideration of $97.5 million under our equity forward purchase arrangement, including obligations that were transferred from previous sold put contracts. Under this arrangement, the purchase price will be paid within the next two years at a pre-determined price based on the third-party's acquisition cost. The timing and method of payment (net-share or full physical settlement) is at our discretion. The purchase commitment under the equity forward is secured in part by collateral, reflected in our financial statements as restricted investments. As of June 30, 2000, 103,600 shares remained uncommitted and available for our use under this stock repurchase program.

    COMMON SHARES RESERVED We have reserved in the aggregate 65,402,929 shares of common stock issuable upon conversion of the Senior Notes and Convertible Subordinated Debentures, as well as shares issuable under our stock award and purchase plans.

NOTE 15. COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income (loss), net of tax, are as follows:

                                                            YEARS ENDED JUNE 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Unrealized gain (loss) on available-for-sale
  investments.............................................  $30,699    $  (118)
Unrealized loss on derivative instruments designated and
  qualifying as cash flow hedges..........................   (2,661)        --
Foreign currency translation adjustments..................   (9,472)    (1,525)
                                                            -------    -------
Accumulated other comprehensive income (loss).............  $18,566    $(1,643)
                                                            =======    =======

NOTE 16. INCOME TAXES

    The components of (loss) income before income taxes are as follows (in thousands):

                                                    YEARS ENDED JUNE 30
                                              --------------------------------
                                                2000        1999       1998
                                              ---------   --------   ---------
United States...............................  $(367,033)  $ 10,699   $(601,962)
International...............................    (14,851)   115,022       5,043
                                              ---------   --------   ---------
                                              $(381,884)  $125,721   $(596,919)
                                              =========   ========   =========

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                                      YEARS ENDED JUNE 30
                                                -------------------------------
                                                  2000       1999       1998
                                                --------   --------   ---------
Federal:
  Current.....................................  $(33,528)  $(44,972)  $  26,346
  Deferred....................................   352,757     58,618    (185,555)
State:
  Current.....................................     3,821         93      25,488
  Deferred....................................    58,260      5,455     (31,762)
Foreign:
  Current.....................................    29,492     38,244      12,727
  Deferred....................................    36,858     14,454      15,464
                                                --------   --------   ---------
                                                $447,660   $ 71,892   $(137,292)
                                                ========   ========   =========

    The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to income (loss) before income taxes as follows (in thousands):

                                                     YEARS ENDED JUNE 30
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   --------   ---------
Tax at U.S. federal statutory rate...........  $(133,659)  $44,003    $(208,922)
State taxes, net of federal tax benefit......     40,353     3,606       (4,078)
Effect of change in investment policy with
  respect to undistributed earnings of
  certain foreign affiliates.................     92,972        --           --
Acquired in-process technology and
  non-deductible goodwill....................         --        --       16,800
Net operating loss with no tax benefit.......    152,202    14,705       43,606
Foreign tax credits with no tax benefit......     25,868     4,020       13,355
Reduction in previously provided tax
  contingencies..............................    (67,000)       --           --
Valuation allowance on net deferred tax
  assets.....................................    329,965        --           --
Other........................................      6,959     5,558        1,947
                                               ---------   -------    ---------
Provision for (benefit from) income taxes....  $ 447,660   $71,892    $(137,292)
                                               =========   =======    =========

    During the fourth quarter of the year ended June 30, 2000, we changed our intention to permanently invest accumulated earnings attributable to certain foreign affiliates which manufacture in foreign jurisdictions. The effect of this change in investment policy resulted in a provision for deferred U.S. and foreign income taxes of approximately $93 million in the fourth quarter.

    In addition, during the fourth quarter of the year ended June 30, 2000, we recorded an additional valuation allowance of approximately $331 million related to U.S. and foreign tax effects associated with prior year net operating loss and tax credit carryforwards and temporary differences not currently deductible. A valuation allowance for the state tax effect of similar items in the amount of $38 million, net of federal benefit, increased the provision for state taxes in the fourth quarter. Such increases in the valuation allowance were required since the underlying deferred tax assets no longer met the realizability criteria under SFAS No. 109.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                         ---------   --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 423,047   $191,145
  General business credit carryforwards................     63,000     63,000
  Depreciation.........................................     37,659     49,226
  Capitalized research expenses........................     28,856     33,661
  Inventory valuation..................................     68,969     93,070
  Reserves not currently deductible....................     23,812     39,441
  Other................................................     98,573    124,422
                                                         ---------   --------
    Subtotal...........................................    743,916    593,965
    Valuation allowance................................   (632,324)  (105,364)
                                                         ---------   --------
  Total deferred tax assets............................    111,592    488,601
Deferred tax liabilities:
  Foreign taxes on unremitted foreign earnings, net of
    related U.S. tax liability.........................     86,320     38,191
  Other................................................     43,302         --
                                                         ---------   --------
    Total deferred tax liabilities.....................    129,622     38,191
                                                         ---------   --------
  Total................................................  $ (18,030)  $450,410
                                                         =========   ========

    At June 30, 2000, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $744 million. The gross deferred tax assets are offset by a valuation allowance of $632 million and deferred tax liabiilities of $130 million. The valuation allowance of $632 million includes $23 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

    At June 30, 2000, we had United States federal and foreign jurisdictional net operating loss carryforwards of approximately $1 billion and $158 million, respectively. The federal losses will begin expiring in fiscal year 2007 and the foreign losses will begin expiring in fiscal year 2001. At June 30, 2000, we also had general business credit carryovers of approximately $46 million for United States federal tax purposes, which will begin expiring in fiscal year 2001.

NOTE 17. SEGMENT INFORMATION

    SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Visual Workstations, Servers and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Visual Workstations segment has three operating units and the Server segment have four operating units. The CEO evaluates performance and allocates resources to each of these operating units based on profit or loss from operations before interest and taxes. The CEO has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards 131.

    The Server segment's current products include the Onyx2 family of graphics systems, the Origin 200 family of servers, the SGI 1000 family of servers, the Origin 2000 family of high-performance servers and the Cray supercomputers. During the first quarter of fiscal 2001, we introduced the next generation Origin 3000 family of high-performance servers as well as the next generation Onyx-Registered Trademark- 3000 family of graphics systems. In addition, in the third quarter of fiscal 2000, the Cray product line was sold to Tera Computer Company ("Tera"). See Note 5, "Sale of Cray Product Line", for further information. Our servers are high-performance multi-purpose computers designed to be the market leaders in technical computing applications, empowering insight in key industries such as manufacturing, government, entertainment, communications, energy, science and education. Our servers also have a growing presence in the commercial market with an emphasis on strategic business analysis, internet applications and digital media serving. In addition, our servers are used as storage management servers for managing very large data repositories that contain company critical information. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

    The Visual Workstation segment's products include the O2 and Octane visual workstations based upon the MIPS microprocessor and the IRIX operating system, the Silicon Graphics 320 and Silicon Graphics 540 visual workstations based upon the Intel microprocessor and the Windows NT operating system and the Silicon Graphics-Registered Trademark- 230, 330 and 550 visual workstations based upon the Intel microprocessor and the Windows NT and Red Hat-Registered Trademark-Linux operating systems. During fiscal 2000, a decision was made to end of life the Silicon Graphics 320 and 540 visual workstations and transition these products, with their unique architecture, to more industry standard architectures. Our visual workstations are used in a variety of applications including computer-aided design, medical imaging, 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

    The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services.

    In addition to the aforementioned reportable segments, the sales and marketing, manufacturing, finance and administration groups also report to the CEO. Expenses of these groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias--Wavefront, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit. In addition, the revenue and related expenses of MIPS, a designer of high-performance processors and related intellectual property that was a majority-owned subsidiary until SGI distributed its interest in MIPS to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit.

    We do not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. The accounting policies for segment reporting are the same as those described in Note 2, Summary of Significant Accounting Policies.

    Information on reportable segments is as follows (in thousands):

                                                     YEARS ENDED JUNE 30
                                            -------------------------------------
                                                            VISUAL       GLOBAL
                                             SERVERS     WORKSTATIONS   SERVICES
                                            ----------   ------------   ---------
2000:
Revenue from external customers...........  $  946,452     $ 500,404    $ 678,205
Segment loss..............................  $ (163,395)    $(148,750)   $    (462)
Significant non-cash items:
  Non-recurring charges for contract
    cancellations and inventory and future
    support costs related to the Silicon
    Graphics 320 and 540 visual
    workstations..........................  $       --     $ (46,453)   $ (20,950)
  Vector supercomputer warranty-related
    charges...............................  $       --     $      --    $ (15,300)
  Write-off of excess spares..............  $       --     $      --    $ (17,900)
1999:
Revenue from external customers...........  $1,217,965     $ 647,182    $ 682,362
Segment profit (loss).....................  $  (44,790)    $(235,895)   $ 113,915
Significant non-cash item:
  Asset valuation adjustments.............  $       --     $ (16,000)   $      --
1998:
Revenue from external customers...........  $1,417,487     $ 865,005    $ 630,416
Segment profit (loss).....................  $ (215,562)    $(155,961)   $  39,952
Significant non-cash items:
  Asset valuation adjustments.............  $       --     $ (18,800)   $      --
  Write-off of excess spares..............  $       --     $      --    $ (30,000)
  Vector supercomputer inventory and
    warranty-related charges..............  $  (98,500)    $      --    $ (15,700)

    Reconciliation to SGI as reported (in thousands):

                                                   YEARS ENDED JUNE 30
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
REVENUE:
Total reportable segments................  $2,125,061   $2,547,509   $2,912,908
Other....................................     206,073      201,448      187,702
                                           ----------   ----------   ----------
Total SGI consolidated...................  $2,331,134   $2,748,957   $3,100,610
                                           ==========   ==========   ==========
OPERATING LOSS:
Total reportable segments................  $ (312,607)  $ (166,770)  $ (331,571)
Other....................................      53,772       24,519      (58,987)
Restructuring............................    (102,861)      14,000     (143,998)
Write-off of acquired in-process
  technology and other merger-related
  expenses...............................          --        1,107      (14,905)
Write-down of impaired long-lived
  assets.................................          --           --      (46,640)
                                           ----------   ----------   ----------
Total SGI consolidated...................  $ (361,696)  $ (127,144)  $ (596,101)
                                           ==========   ==========   ==========

    No single customer represented 10% or more of our total revenue.

    Geographic revenue for the three years ended June 30, 2000 is based on the location of the customer. Long-lived assets include all non-current assets except long-term restricted and other long-term investments and net long-term deferred tax assets. Geographic information is as follows (in thousands):

                                     REVENUE                        LONG-LIVED ASSETS
                       ------------------------------------   ------------------------------
                          2000         1999         1998        2000       1999       1998
                       ----------   ----------   ----------   --------   --------   --------
Americas.............  $1,313,789   $1,535,729   $1,728,680   $507,830   $370,981   $376,358
Europe...............     551,099      753,904      830,819    242,006    301,088    288,995
Rest of World........     466,246      459,324      541,111     42,657     48,367     44,175
                       ----------   ----------   ----------   --------   --------   --------
  Total..............  $2,331,134   $2,748,957   $3,100,610   $792,493   $720,436   $709,528
                       ==========   ==========   ==========   ========   ========   ========

NOTE 18. BENEFIT PLANS

    401(K) RETIREMENT SAVINGS PLAN We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 2000, 1999 and 1998, were $5 million, $6 million and $7 million, respectively.

    DEFERRED COMPENSATION PLAN We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and at June 30, 2000 and 1999, amounted to approximately $4 million and $5 million, respectively. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date.

NOTE 19. RELATED PARTY TRANSACTIONS

    We have from time to time engaged in significant transactions with related parties in the ordinary course of business. Related parties include: NKK through its indirect ownership of 100% of Series A Convertible Preferred Stock (see
Note 14) and WAM!NET Inc., a privately owned company in which we hold an investment.

    Total revenue for the years ended June 30, 2000, 1999 and 1998 included, in the aggregate, sales to related parties in the amount of $34 million, $49 million and $87 million, respectively. Purchases and aggregate amounts receivable from and amounts payable to such related parties were immaterial at June 30, 2000, 1999 and 1998.

NOTE 20. CONSOLIDATED STATEMENT OF CASH FLOWS

    Other adjustments to reconcile net income (loss) to net cash from operating activities include the write-off of long-lived assets, the write-off of purchased intangibles and goodwill and accrual of compensation expense related to employee stock awards. The effect of exchange rate changes on cash balances are not material for any of the periods presented.

    Supplemental disclosures of cash flow information (in thousands):

                                                       YEARS ENDED JUNE 30
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Cash paid during the year for:
  Interest......................................  $18,100    $ 21,100   $14,100
  Income taxes, net of refunds..................  $40,000    $(42,000)  $ 9,200

    Supplemental schedule of noncash investing and financing activities (in thousands):

                                                        YEARS ENDED JUNE 30
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Tax benefit from stock options...................   $   --    $   906    $ 11,700
Capital lease financings.........................   $1,600    $ 2,800    $  6,300
Exchange of property and equipment and accounts
  receivable for minority interest Investment in
  Wam!Net........................................   $3,700    $37,600    $     --
Exchange of Senior Notes for Zero Coupon
  Debentures.....................................   $   --    $    --    $230,600

NOTE 21. CONTINGENCIES

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

    The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business--Export Regulation."

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

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     FISCAL 2000
                                                  -------------------------------------------------
                                                   JUNE 30    MARCH 31   DECEMBER 31   SEPTEMBER 30
                                                  ---------   --------   -----------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...................................  $ 534,051   $563,687    $648,193       $ 585,203
Costs and expenses:
  Cost of revenue...............................    345,267    327,324     389,671         441,263
  Research and development......................     67,727     69,564      78,607          85,350
  Selling, general and administrative...........    188,152    185,197     183,487         228,360
  Other operating expense(1)....................     (8,000)   (17,677)    (16,000)        144,538
                                                  ---------   --------    --------       ---------
Operating (loss) income.........................    (59,095)      (721)     12,428        (314,308)
Interest and other income (expense), net(2).....      4,226    (22,560)      2,165          (4,019)
                                                  ---------   --------    --------       ---------
(Loss) income before income taxes...............    (54,870)   (23,281)     14,594        (318,327)
Net (loss) income...............................   (607,591)   (18,133)      9,081        (212,901)
Net (loss) income per share:
  Basic.........................................  $   (3.27)  $  (0.10)   $   0.05       $   (1.17)
  Diluted.......................................  $   (3.27)  $  (0.10)   $   0.05       $   (1.17)
Shares used in the calculation of net (loss)
  income per share:
  Basic.........................................    185,573    183,826     182,789         181,924
  Diluted.......................................    185,573    183,826     183,143         181,924

                                                                     FISCAL 1999
                                                   ------------------------------------------------
                                                   JUNE 30    MARCH 31   DECEMBER 31   SEPTEMBER 30
                                                   --------   --------   -----------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue....................................  $828,603   $619,175    $684,823       $616,356
Costs and expenses:
  Cost of revenue................................   469,901    359,636     394,973        378,740
  Research and development.......................    87,698     93,331      97,179        102,138
  Selling, general and administrative............   237,105    215,574     222,005        232,928
  Other operating expense(3).....................    (1,107)    (6,000)     (8,000)            --
                                                   --------   --------    --------       --------
Operating income (loss)..........................    35,006    (43,366)    (21,334)       (97,450)
Interest and other income (expense), net(4)......   212,493     (7,358)     (3,524)        51,254
                                                   --------   --------    --------       --------
Income (loss) before income taxes................   247,499    (50,724)    (24,858)       (46,196)
Net income (loss)................................   157,793    (39,957)    (20,341)       (43,666)
Net income (loss) per share:
  Basic..........................................  $   0.85   $  (0.21)   $  (0.11)      $  (0.24)
  Diluted........................................  $   0.81   $  (0.21)   $  (0.11)      $  (0.24)
Shares used in the calculation of net income
  (loss) per share:
  Basic..........................................   186,197    186,685     186,417        186,329
  Diluted........................................   196,839    186,685     186,417        186,329

------------------------

(1) Amounts represent a $145 million charge for estimated restructuring costs in the first quarter and changes in previously estimated restructuring costs of $42 million in the second through fourth quarters.

(2) Amounts include a net loss on the sale of our Cray product line of $8 million, comprised of a gain of $13 million in the fourth quarter and a loss of $21 million in the third quarter.

(3) Amounts include a change in previously estimated restructuring charges of $8 million in the second quarter and $6 million in the third quarter.

(4) Amounts include a gain on the sale of a portion of SGI's interest in MIPS of $54 million in the first quarter and $219 million in the fourth quarter.

SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                 ADDITIONS            DEDUCTIONS
                                                           ---------------------      -----------
                                              BALANCE AT   CHARGED TO                                  BALANCE AT
                                              BEGINNING    COSTS AND                  WRITE-OFFS/        END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     OTHER           OTHER           PERIOD
-----------                                   ----------   ----------   --------      -----------      ----------
Year ended June 30, 1998
  Accounts receivable allowance.............   $ 24,056     $    622    $    --        $ (7,215)        $ 17,463
  Warranty reserve..........................   $ 17,949     $ 42,110    $    --        $(27,327)        $ 32,732
  Deferred tax asset allowance..............   $ 69,047     $ 62,528    $10,600(1)     $(51,470)(2)     $ 90,705
Year ended June 30, 1999
  Accounts receivable allowance.............   $ 17,463     $    351    $    --        $ (2,407)        $ 15,407
  Warranty Reserve..........................   $ 32,732     $ 36,111    $ 9,945(3)     $(40,168)        $ 38,620
  Deferred tax asset allowance..............   $ 90,705     $ 13,511    $11,439(1)     $(10,291)        $105,364
Year ended June 30, 2000
  Accounts receivable allowance.............   $ 15,407     $  2,964    $    --        $ (5,988)        $ 12,383
  Warranty Reserve..........................   $ 38,620     $ 56,158    $   295(3)     $(67,194)        $ 27,879
  Deferred tax asset allowance..............   $105,364     $525,979    $   981(1)     $     --         $632,324

------------------------

(1) Reserve of paid-in capital benefits related to stock option activity

(2) Reduction in valuation allowance resulting in an adjustment to purchased intangibles from the Cray acquisition

(3) Reclassification from other accrual accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the we filed our definitive proxy statement pursuant to Regulation 14A (the "2000 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning our directors required by this Item is incorporated by reference to the information set forth in the 2000 Proxy Statement on pages 3 and 4 under the heading "Proposal No. 1--Election of Directors--Directors and Nominee for Director."

    The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth on page 12 of the 2000 Proxy Statement under the heading "Executive Officer Compensation--Compliance with Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to information set forth in the 2000 Proxy Statement on page 5 under the headings "Proposal No. 1--Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Director Compensation"; on pages 10 through 12 under the headings "Executive Officer Compensation--Summary Compensation Table", "--Option Grants in Fiscal 2000" and "--Option Exercises in Fiscal Year 2000 and Fiscal Year-End Option Values"; on pages 8 through 10 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors"; and on page 14 under the heading "Company Stock Price Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth in the 2000 Proxy Statement on pages 1 and 2 under the headings "Information Concerning Solicitation and Voting--Record Date and Principal Share Ownership" and "--Voting and Solicitation" and on page 8 under the heading "Other Information--Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth in the 2000 Proxy Statement on pages 12 and 13 under the heading "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS. The following consolidated financial statements of Silicon Graphics, Inc. and Report of Ernst & Young LLP, Independent auditors are filed as part of this Report on pages 22 through 47;

    Consolidated Statement of Operations -- Years ended June 30, 2000, 1999 and 1998

    Consolidated Balance Sheets -- June 30, 2000 and 1999

    Consolidated Statements of Cash Flows -- Years ended June 30, 2000, 1999, and 1998

    Notes to Consolidated Financial Statements

    Report to Independent Auditors

2. FINANCIAL STATEMENT SCHEDULES. The following financial statements schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

Schedule  Description                                      Page
   II     Valuation and Qualifying Accounts                 48

    Schedules not listed above have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

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

     10.10(19)*         1984 Incentive Stock Option Plan, as amended, and amended
                        form of Incentive Stock Option Agreement.

     10.11(9)*          Directors' Stock Option Plan and form of Stock Option
                        Agreement as amended as of October 31, 1994.

     10.12(6)*          1985 Stock Incentive Program.

     10.13(6)*          1986 Incentive Stock Option Plan, as amended, and amended
                        forms of Incentive Stock Option Agreement and Nonstatutory
                        Stock Option Agreement.

     10.14(4)*          1987 Stock Option Plan and form of Stock Option Agreement.

     10.15(15)*         Amended and Restated 1989 Employee Benefit Stock Plan and
                        form of stock option agreement.

     10.16(7)*          1993 Long-Term Incentive Stock Plan and form of stock option agreement.

     10.17 1996 Supplemental Non-Executive Equity Incentive Plan and form of stock option agreement, as amended

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

 (14) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 333-06403), which became effective June 20, 1996.

 (15) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the period ended June 30, 1996, as amended.

 (16) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

 (17) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

 (18) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

 (19) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-4 (No. 333-32379), which became effective August 7, 1997.

 (20) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

 (21) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997.

 (22) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(b) REPORTS ON FORM 8-K.

        A current report on Form 8-K dated May 16, 2000 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 5 of that Form the press release issued to the public on May 16, 2000 regarding the Company's plan to spin-off it's interest in MIPS Technologies, Inc.

        A current report on Form 8-K dated June 8, 2000 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 5 of that Form the issuance to the SGI stockholders of an Information Statement describing the terms and tax consequences of the spin-off of MIPS Technologies, Inc. stock to the Company's stockholders.

        A current report on Form 8-K dated June 20, 2000 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 2 the completion of the distribution by the Company of its shares of common stock of MIPS Technologies, Inc. to the SGI stockholders.

TRADEMARKS USED IN THE FORM 10-K

    InfiniteReality3, NUMAflex, SGI-TM-Reality Center-TM-, Silicon Graphics, InfiniteReality, IRIX, O2, Octane Onyx and Onyx2 are registered trademarks, and Origin, SGI and VPro are trademarks, of Silicon Graphics, Inc. MIPS is a registered trademark and R12000 is a trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. Cray is a registered trademark and Cray T90 is a trademark of Cray, Inc. Alias is a registered trademark, and Alias Studio, Alias StudioPaint 3D and Alias AutoStudio are trademarks, of Alias--Wavefront, a division of Silicon Graphics Limited. Maya is a registered trademark of Silicon Graphics, Inc., and exclusively used by Alias--Wavefront, a division of Silicon Graphics Limited.

    UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. Windows NT is a registered trademark of Microsoft Corporation. Intel and Pentium are registered trademarks of Intel Corporation. Linux is a registered trademark of Linus Torvalds in the U.S. and other countries. Red Hat is a registered trademark of Red Hat, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2000                              SILICON GRAPHICS, INC.

                                                       By:             /s/ ROBERT R. BISHOP
                                                            -----------------------------------------
                                                                         Robert R. Bishop
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman, Chief Executive
                /s/ ROBERT R. BISHOP                     Officer and Director
     -------------------------------------------         (Principal Executive       September 14, 2000
                  Robert R. Bishop                       Officer)

                                                       Executive Vice President,
                /s/ HAROLD L. COVERT                     Chief Financial Officer
     -------------------------------------------         and Chief Administrative   September 14, 2000
                  Harold L. Covert                       Officer (Principal
                                                         Financial Officer)

                 /s/ JEFFREY ZELLMER                   Vice President, Corporate
     -------------------------------------------         Controller (Principal      September 14, 2000
                   Jeffrey Zellmer                       Accounting Officer)

                /s/ RICHARD KRAMLICH
     -------------------------------------------       Director                     September 14, 2000
                  Richard Kramlich

                 /s/ ROBERT A. LUTZ
     -------------------------------------------       Director                     September 14, 2000
                   Robert A. Lutz

                /s/ JAMES A. MCDIVITT
     -------------------------------------------       Director                     September 14, 2000
                  James A. McDivitt

                /s/ ROBERT B. SHAPIRO
     -------------------------------------------       Director                     September 14, 2000
                  Robert B. Shapiro