Form 10-Q
period 2000-09-30
SILICON GRAPHICS INC /CA/
filed 2000-11-14
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 2000.
or

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

                  As of November 3, 2000 there were 191,308,440
                       shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations........................................................  3

         Condensed Consolidated Balance Sheets..................................................................  4

         Condensed Consolidated Statements of Cash Flows........................................................  5

         Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition......................................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................  17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................  18

Item 4.  Submission of Matters to a Vote of Security Holders...................................................  18

Item 6.  Exhibits and Reports on Form 8-K......................................................................  19

Signatures  ...................................................................................................  20

Index to Exhibits  ............................................................................................  21


TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, OCTANE, Onyx, O2 and IRIX are registered trademarks and Origin, Onyx2 and SGI are trademarks of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds in the U.S. and other countries. Red Hat is a registered trademark of Red Hat, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share amounts)

                                                                  Three Months Ended September 30,
                                                             -------------------------------------------
                                                                    2000                   1999
                                                                    -----                  ----
Product and other revenue............................            $   279,999           $   425,001
Service revenue......................................                146,337               160,202
                                                              --------------        --------------
     Total revenue...................................                426,336               585,203

Costs and expenses:
     Cost of product and other revenue...............                166,907               312,178
     Cost of service revenue.........................                116,218               129,085
     Research and development........................                 57,349                85,350
     Selling, general and administrative.............                185,663               228,360
     Other operating expense (1).....................                 (6,221)              144,538
                                                             ----------------      ---------------
         Total costs and expenses....................                519,916               899,511
                                                             ---------------       ---------------

Operating loss.......................................                (93,580)             (314,308)

Gain on sale of marketable investments ..............                 38,805                    --
Interest and other income (expense), net.............                  9,303                (4,019)
                                                             ---------------       ---------------
Loss before income taxes.............................                (45,472)             (318,327)

Income tax provision (benefit).......................                  3,516              (105,426)
                                                             ---------------       ---------------
Net loss.............................................                (48,988)             (212,901)

Preferred stock dividend requirement.................                   (131)                 (131)
                                                             ---------------       ---------------
Net loss available to common stockholders............            $   (49,119)         $   (213,032)
                                                             ===============       ===============

Net loss per share - basic and diluted...............            $     (0.26)          $     (1.17)
                                                             ===============       ===============

Common shares outstanding - basic and diluted........                187,872               181,924
                                                             ===============       ===============


(1) September 30, 2000 amount represents a change in previously estimated restructuring costs and the September 30, 1999 amount represents a charge for estimated restructuring costs.



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30,        June 30,
                                                          2000             2000 (1)
                                                     ----------------   --------------
                                                        (unaudited)
Assets:
Current assets:
   Cash and cash equivalents                             $  192,857        $  251,811
   Short-term marketable investments                          7,447             6,270
   Accounts receivable, net                                 309,667           347,515
   Inventories                                              169,723           181,594
   Prepaid expenses and other current assets                 84,032           133,119
                                                       ------------        ----------
      Total current assets                                  763,726           920,309

   Restricted investments                                   104,380           126,408
   Property and equipment, net                              483,089           466,726
   Other assets                                             282,646           325,768
                                                       ------------        ----------
                                                         $1,633,841        $1,839,211
                                                       ============        ==========


Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                      $  124,258        $  147,366
   Other current liabilities                                585,266           714,162
                                                       ------------        ----------
      Total current liabilities                             709,524           861,528

Long-term debt and other                                    403,895           385,133

      Total stockholders' equity                            520,422           592,550
                                                       ------------        ----------
                                                         $1,633,841        $1,839,211
                                                       ============        ==========


(1) The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

                                                            Three Months Ended September 30,
                                                            -------------------------------------
                                                                 2000                 1999
                                                            ----------------     ----------------
Cash Flows From Operating Activities:
 Net loss                                                   $   (48,988)        $    (212,901)
Adjustments to reconcile net loss to net cash (used
  in) provided by operating activities:
      Depreciation and amortization                              31,558                54,483
      Gain on sale of marketable investments                    (38,805)                   --
      Gain on sale of Cray product line                         (11,753)                   --
      Restructuring                                              (6,221)              144,538
      Other                                                      (4,543)              (92,605)
Changes in operating assets and liabilities:
      Accounts receivable                                        37,848               171,402
      Inventories                                                13,156               (11,880)
      Accounts payable                                          (23,108)              (36,847)
      Other assets and liabilities                              (24,419)                8,254
                                                            ------------        --------------
         Total adjustments                                      (26,287)              237,345
                                                            ------------        --------------
            Net cash (used in) provided by operating
               activities                                       (75,275)               24,444

Cash Flows From Investing Activities:
Short-term investments:
   Purchases                                                     (1,177)              (41,620)
   Sales                                                             --                    --
   Maturities                                                        --                12,005
Purchases of restricted investments                             (38,878)             (101,502)
Proceeds from the maturities of restricted investments           60,906                94,226
Capital expenditures                                            (41,397)             (154,462)
Decrease in other assets                                         37,672                   157
                                                            ------------        --------------
            Net cash provided by (used in) investing
               activities                                        17,126              (191,196)

Cash Flows From Financing Activities:
Payments of debt principal                                       (1,822)               (1,859)
Sale of SGI common stock                                          1,148                13,941
Repurchase of SGI common stock                                       --               (24,420)
Cash dividends-preferred stock                                     (131)                 (131)
                                                            ------------        --------------
            Net cash used in investing activities                  (805)              (12,469)
                                                            ------------        --------------
Net decrease in cash and cash equivalents                       (58,954)             (179,221)
Cash and cash equivalents at beginning of period                251,811               571,117
                                                            ------------        --------------
Cash and cash equivalents at end of period                  $   192,857         $     396,896
                                                            ============        ==============






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements include the accounts of SGI and our wholly-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000.


2.       INVENTORIES.

 (In thousands)                                              September 30, 2000       June 30, 2000
----------------------------------------------------------------------------------------------------------
Components and subassemblies                                        $ 37,898             $ 38,855
Work-in-process                                                       42,732               50,051
Finished goods                                                        37,568               45,896
Demonstration systems                                                 51,525               46,792
                                                                    --------             --------
Total inventories                                                   $169,723             $181,594
                                                                    ========             ========

3.       RESTRICTED INVESTMENTS.

Restricted investments consist of long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

4.       PROPERTY AND EQUIPMENT.

 (In thousands)                                              September 30, 2000       June 30, 2000
----------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                   $1,077,980           $1,050,991
Accumulated depreciation and amortization                           (594,891)            (584,265)
                                                                  ----------           ----------
Property and equipment, net                                       $  483,089           $  466,726
                                                                  ==========           ==========


5.       OTHER ASSETS.


 (In thousands)                                              September 30, 2000       June 30, 2000
----------------------------------------------------------------------------------------------------------
Investments                                                         $108,311             $152,642
Spare parts                                                           99,605               98,601
Software licenses, goodwill and other                                 74,730               74,525
                                                                  ----------           ----------
                                                                    $282,646             $325,768
                                                                  ==========           ==========

6.       RESTRUCTURING AND RELATED CHARGES.

During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. These charges included $65.8 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics 320 and 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. We planned to vacate approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second through fourth quarters of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $35 million was recorded in fiscal 2000. The adjustment primarily reflected far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflected our new approach to structuring our field organization. The adjustment further reflected lower than estimated severance and related charges due to higher than expected attrition and lower per person costs. We now estimate that there will be 900 involuntary employee terminations associated with the fiscal 2000 restructuring activity. Estimated costs of contract cancellations were also adjusted due to favorable settlements.

During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflects lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. The adjustment also reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. As of September 30, 2000, substantially all of the estimated 900 positions have been eliminated. All remaining severance related charges are expected to be paid by December 31, 2000. The remaining facilities related accrual balance of approximately $4 million at September 30, 2000 is expected to result in cash expenditures through fiscal 2004.

The following table depicts the restructuring activity during the first three months of fiscal 2001:

                                                Severance
                                                and Related    Vacated
Category                                        Charges      Facilities     Total
-------------------------------------------------------------------------------------
Balance at June 30, 2000                          $ 3,265    $ 6,440         $ 9,705
Adjustments:
        Decrease                                   (2,590)    (3,631)         (6,221)
        Increase                                       --      3,619           3,619
Expenditures:
        Cash                                         (345)    (1,990)         (2,335)
        Non-cash                                       --       (756)           (756)
                                                -------------------------------------
Balance at September 30, 2000                     $   330    $ 3,682         $ 4,012
                                                =====================================

7.       EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted loss per share:

                                                             Three Months Ended
                                                                September 30,
                                                       --------------------------------
(In thousands, except per share amounts)                    2000             1999
------------------------------------------------------ ---------------- ---------------
Net loss                                                 $   (48,988)      $ (212,901)
Less preferred stock dividends                                  (131)            (131)
                                                        -------------    -------------

Net loss available to common stockholders                $   (49,119)      $ (213,032)
                                                         ============      ===========
Weighted average shares
    outstanding - basic and diluted                          187,872          181,924
                                                         ============      ===========

Net loss per share - basic and diluted                   $     (0.26)      $    (1.17)
                                                         ============      ===========

Potentially dilutive securities excluded from
    computations because they are anti-dilutive               13,563           12,087
                                                         ============      ===========

8.       COMPREHENSIVE LOSS.

The components of comprehensive loss, net of tax, are as follows:

                                                                              Three Months Ended
                                                                                September 30,
                                                                       ---------------------------------
(In thousands)                                                               2000             1999
---------------------------------------------------------------------- ----------------- ---------------
Net loss                                                                   $ (48,988)       $ (212,901)
Change in unrealized gain (loss) on available-for-sale investments              (753)               91
Reclassification adjustment of accumulated unrealized gain
     related to the sale of investments                                      (24,450)               --
Change in unrealized gain on derivative instruments designated and
    qualifying as cash flow hedges                                             4,347               606
Foreign currency translation adjustments                                      (3,868)           10,011
                                                                          -----------      -----------
Comprehensive loss                                                         $ (73,712)       $ (202,193)
                                                                          ===========      ===========


The components of accumulated other comprehensive income (loss), net of tax, are as follows:

                                                                        September 30,       June 30,
(In thousands)                                                               2000             2000
---------------------------------------------------------------------- ----------------- ---------------
Unrealized gain on available-for-sale investments                        $  5,496              $ 30,699
Unrealized gain (loss) on derivative instruments designated
    and qualifying as cash flow hedges                                      1,686                (2,661)
Foreign currency translation adjustments                                  (13,340)               (9,472)
                                                                        ----------             ---------
Accumulated other comprehensive income (loss)                            $ (6,158)             $ 18,566
                                                                        ==========             =========

9.       SEGMENT INFORMATION.

SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's current products include Silicon Graphics-Registered Trademark- Onyx2-Registered Trademark- and the next generation Onyx 3000 family of graphics systems, the SGI-TM- Origin-TM- 200 family of servers, the SGI-TM- 1000 family of servers and the Origin-TM- 2000 and the next generation Origin-TM- 3000 family of high-performance servers. Fiscal 2000 results include the Cray product line which was sold to Tera Computer Company ("Tera") in the third quarter of fiscal 2000. The Visual Workstation segment's current products include the Silicon Graphics-Registered Trademark- O2-Registered Trademark- and Silicon Graphics-Registered Trademark- Octane-Registered Trademark- visual workstations based upon the MIPS-Registered Trademark- microprocessor and the IRIX-Registered Trademark- operating system and the Silicon Graphics-Registered Trademark- 230, 330 and 550 visual workstations based upon the Intel mircoprocessor and the Windows NT and Red Hat-Registered Trademark- Linux operating systems. Fiscal 2000 results include the Silicon Graphics 320 and Silicon Graphics 540 visual workstations based upon the Intel-Registered Trademark- microprocessor and the Windows NT-Registered Trademark- operating system which were discontinued in favor of more industry standard architectures. The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. We evaluate performance for each of these segments based on profit or loss from operations before interest and taxes.

In addition to the aforementioned reportable segments, expenses of the sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias|Wavefront, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit. In addition, the revenue and related expenses of MIPS, a designer of high-performance processors and related intellectual property that was a majority-owned subsidiary until SGI distributed its interest in MIPS to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

Information on reportable segments is as follows (in thousands):

                                                               Three Months Ended September 30,
                                                                              Visual          Global
                                                            Servers        Workstations      Services
------------------------------------------------------ ------------------ --------------- ---------------
2000:
Revenue from external customers                          $      145,792   $    96,142     $    161,238
Segment profit (loss)                                    $      (72,019)  $   (30,727)    $      2,301

------------------------------------------------------ ------------------ --------------- ---------------
1999:
Revenue from external customers                          $      214,893   $    160,035    $    166,084
Segment profit (loss)                                    $      (56,586)  $   (113,710)   $     (6,546)
Significant  item:
 Non-recurring charges for contract cancellations and
       inventory and future  support costs related to
       the Silicon Graphics 320 and 540 visual
       workstations                                      $           --   $    (65,790)   $    (19,750)

------------------------------------------------------ ------------------ --------------- ---------------

Reconciliation to SGI as reported (in thousands):

                                                              Three Months Ended
                                                                September 30,
                                                       ---------------------------------
                                                             2000             1999
------------------------------------------------------ ----------------- ---------------
REVENUE:
Total reportable segments                              $     403,172     $     541,012
Other                                                         23,164            44,191
                                                       ----------------- ---------------
Total SGI consolidated                                 $     426,336     $     585,203
                                                       ================= ===============

OPERATING PROFIT (LOSS):
Total reportable segments                              $    (100,445)    $    (176,842)
Other                                                            644             7,072
Restructuring                                                  6,221          (144,538)
                                                       ----------------- ---------------
Total SGI consolidated                                 $     (93,580)    $    (314,308)
                                                       ================= ===============

10.      RECENT ACCOUNTING PRONOUNCEMENTS

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

The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray product line and distributed our remaining interest in MIPS Technologies, Inc. ("MTI") through a spin-off. We believe it more relevant if certain current fiscal year results (revenue, gross margin and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 results. The pro forma results for the first quarter of fiscal 2000 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MIPS.

RESULTS OF OPERATIONS                                                       Pro Forma Three
                                                 Three Months Ended            Months Ended
(Numbers may not add due to rounding)               September 30,             September 30,
---------------------------------------------- ----------- ------------ --------------------
$ in millions, except per share amounts             2000         1999                 1999
---------------------------------------------- ----------- ------------ --------------------
Total revenue                                     $  426       $  585               $  514
Cost of revenue                                      283          441                  408
---------------------------------------------- ----------- ------------ --------------------
Gross profit                                         143          144                  106
Gross profit margin                                 33.6 %       24.6 %               20.5 %
Total operating expenses                             237          458                  436
---------------------------------------------- ----------- ------------ --------------------
Operating loss                                       (94)        (314)                (330)
Interest and other income (expense), net              48           (4)                  (2)
---------------------------------------------- ----------- ------------ --------------------
Loss before income taxes                             (45)        (318)                (333)
---------------------------------------------- ----------- ------------ --------------------
Net loss                                          $  (49)      $ (213)              $ (224)
---------------------------------------------- ----------- ------------ --------------------
Net loss per share - basic and diluted            $(0.26)      $(1.17)              $(1.23)
---------------------------------------------- ----------- ------------ --------------------

REVENUE

The following discussion of revenue is based on the results of our reportable segments as described in Note 9 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments:
Servers, Visual Workstations and Global Services. These segments were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.

Revenue for the first quarter of fiscal 2001 decreased $88 million or 17% compared with pro forma revenue for the first quarter of fiscal 2000.

The following table presents total revenue by reportable segment:

                                                     Pro Froma Three
                               Three Months Ended     Months Ended
                                 September 30,        September 30,
----------------------------- --------------------- ------------------
$ in millions                 2000        1999           1999
----------------------------- ----------- --------- ------------------
Servers                       $  146      $  215         $  191
% of total revenue                34%         37%            37%
Visual Workstations           $   96      $  160         $  160
% of total revenue                23%         27%            31%
Global Services               $  161      $  166         $  138
% of total revenue                38%         28%            27%
Other                         $   23      $   44         $   25
% of total revenue                 5%          8%             5%
----------------------------- ----------- --------- ------------------

Server revenue for the first quarter of fiscal 2001 decreased $45 million or 23% compared with pro forma server revenue for the first quarter of fiscal 2000. The decrease reflects the effects on revenue of industry-wide shortages of components used in our newly introduced Origin 3000 family of high-performance servers and Onyx 3000 family of graphics systems. We experienced significant constraints on our ability to ship orders received from customers for these products principally due to insufficient wafer starts and limited availability of the industry-standard ceramic packaging used by our supplier of custom ASICs.

Visual Workstation revenue for the first quarter of fiscal 2001 decreased $64 million or 40% compared with pro forma Visual Workstation revenue for the first quarter of fiscal 2000. This decrease reflects the effects of strong competition in the shrinking UNIX-Registered Trademark- workstation market and a product transition from the Silicon Graphics 320 and 540 visual workstations included in the first quarter of fiscal 2000 to our newly introduced family of products based on the Intel microprocessor which has not yet ramped to its target revenue levels. Configurations of the Octane2-TM-graphics workstation were also affected by the component shortages described above.

Global Services revenue, which is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales, increased $23 million or 17% for the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000 on a pro forma basis. This increase primarily reflects an increase in professional services revenue and remanufactured systems sales, offset in part by a decline in our traditional customer support revenue.

Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias|Wavefront.

Total revenue by geographic area was as follows (in millions):

                                             Pro Forma Three
                       Three Months Ended     Months Ended
                         September 30,        September 30,
--------------------- --------------------- ------------------
Area                  2000         1999          1999
--------------------- ------------ -------- ------------------
Americas              $  246       $ 351         $ 318
Europe                    97         150           128
Rest of World             83          84            68
--------------------- ------------ -------- ------------------
Total revenue         $  426       $ 585         $ 514
--------------------- ------------ -------- ------------------

Geographic revenue as a percentage of total revenue was as follows:

                                             Pro Forma Three
                       Three Months Ended     Months Ended
                         September 30,        September 30,
--------------------- --------------------- ------------------
Area                    2000       1999            1999
--------------------- ------------ -------- ------------------
Americas                58%        60%             62%
Europe                  23%        26%             25%
Rest of World           19%        14%             13%
--------------------- ------------ -------- ------------------

The decrease in Americas business as a percentage of total revenue in the first quarter of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis is primarily due to a decline in high-performance servers and graphics systems revenue which was impacted by component shortages, and to a lesser extent the effects of strong competition in the shrinking UNIX workstation market, offset in part by an increase in professional services and traditional customer support revenue. The decrease in business in Europe as a percentage of total revenue in the first quarter of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis primarily reflects the effects of strong competition in the shrinking UNIX workstation market. The increase in Rest of World business as a percentage of total revenue in the first quarter of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis is principally due to an increase in professional services revenue in Japan.

Our consolidated backlog at September 30, 2000 was $366 million compared with $298 million at June 30, 2000. The increase is primarily due to material shortages of wafer-starts and the ceramic packaging for many of our custom ASICS that impacted our ability to ship new products which contain these components.

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

Our overall gross profit margin increased to 33.6% in the first quarter of fiscal 2001 compared with pro forma gross profit margin of 20.5% in the first quarter of fiscal 2000. Pro forma gross profit margin for the first quarter of fiscal 2000 included certain adjustments related to our decision to discontinue the Silicon Graphics 320 and 540 visual workstations product family. We charged cost of product and other revenues approximately $40 million for third party manufacturing contract cancellations and purchase commitments and $25 million for excess product and demonstration inventory. We also charged $20 million to cost of service revenue for future unrecoverable support costs. Without these adjustments, our first quarter fiscal 2000 adjusted pro forma gross profit margin would have been 37.2%. Gross profit margin of 33.6% for the first quarter of fiscal 2001 decreased 3.6 percentage points compared with the adjusted pro forma gross profit margin for the first quarter of fiscal 2000. This 3.6 percentage point decline in gross profit margin principally reflects the effect of component shortages on high-end, high gross profit margin systems, particularly on the new products within our Origin scalable server and Onyx graphics systems businesses. Despite the impact that decreased volumes and continuing pricing pressures in both the Server and Visual Workstation segments, as well as in our Global Services business has had on gross profit margin, we have been able to partially mitigate these effects by consolidation and outsourcing of certain manufacturing operations and continued improvements in manufacturing efficiencies and procurement practices.

OPERATING EXPENSES                                            Pro Forma Three
                                      Three Months Ended        Months Ended
                                         September 30,         September 30,
------------------------------------- --------------------- ---------------------
$ in millions                         2000        1999           1999
------------------------------------- ----------- --------- ---------------------
Research and development              $   57      $   85         $    70
% of total revenue                      13.5 %      14.6%           13.6%
Selling, general and administrative   $  186      $  228         $   221
% of total revenue                      43.5 %      39.0%           43.1%
Other                                 $   (6)     $  145         $   145
% of total revenue                      (1.5)%      24.7%           28.1%
------------------------------------- ----------- --------- ---------------------

OPERATING EXPENSE (EXCLUDING OTHER OPERATING EXPENSE). Operating expense for the first quarter of fiscal 2001 declined 17% in absolute dollars, and, as a percentage of total revenue, remained flat at 57.0% compared with pro forma operating expense for the first quarter of fiscal 2000. The decrease in operating expense resulted primarily from lower headcount as a result of restructuring activities and attrition. In addition, concentrated research and development spending, management focus on expense control and lower outside services expense contributed to the decline in operating expense year over year. We currently expect that operating expense will remain flat in the second quarter of fiscal 2001 and then decline on a quarterly basis in the second half of fiscal 2001.

OTHER OPERATING EXPENSE. Other operating expense for the first quarter of fiscal 2001 represents a $6 million reduction to the restructuring costs we estimated during the first quarter of fiscal 2000. Other operating expense for the first quarter of fiscal 2000 represents a charge for estimated restructuring costs of $145 million. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring and Related Charges," for further information regarding these activities.


INTEREST AND OTHER
INTEREST EXPENSE Interest expense for the first quarter of fiscal 2001 remained relatively consistent compared with the first quarter of fiscal 2000.

INTEREST INCOME AND OTHER, NET Interest income and other, net includes interest on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for the first quarter of fiscal 2001 increased $50 million compared with the first quarter of fiscal 2000 on a pro forma basis. Interest income on our cash investments decreased approximately $5 million year over year due to lower cash balances. The increase in interest and other income, net for the first quarter of fiscal 2001 was primarily due to a $39 million gain on the sale of marketable investments and a $12 million gain related to the sale of the Cray product line.

TAXES Our provision for income taxes for the first quarter of fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions. The effective tax benefit rate for the first quarter for fiscal 2000 was 23%, excluding the impact of the $86 million charge related to the Silicon Graphics 320 and 540 visual workstation product line and the $145 million charge for estimated restructuring costs, which were tax effected at 37%. The fiscal 2000 benefit rate, excluding the charges related to the Silicon Graphics 320 and 540 products and estimated restructuring charges, differed from the federal statutory rate primarily due to foreign losses for which no benefit was recognized.


FINANCIAL CONDITION
At September 30, 2000, cash and cash equivalents and marketable and restricted investments totaled $305 million, down from $384 million at June 30, 2000. Included in the September 30, 2000 and June 30, 2000 balances are approximately $104 million and $126 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement.

Operating activities used $75 million during the first quarter of fiscal 2001 compared with provided $24 million during the first quarter of fiscal 2000. To present cash flows from operating activities, net loss for the first quarter of fiscal year 2001 was adjusted for certain significant items. The first quarter of fiscal year 2001 net loss is adjusted to remove the impact of the $39 million gain on the sale of marketable investments that is reflected as a cash flow from investing activities. The negative operating cash flow was partially offset by a decrease in accounts receivable attributable to lower revenue levels.

Investing activities, other than changes in available-for-sale and restricted investments, consumed $4 million in cash during the first quarter of fiscal 2001 compared with $154 million in the first quarter of fiscal 2000. Capital expenditures of $41 million were the principal investing activity during the first quarter of fiscal 2001. This outflow was partially offset by proceeds of $43 million on the sale of marketable investments. The principal investing activity in the first quarter of fiscal 2000 is attributable to our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement.

Financing activities used $1 million during the first quarter of fiscal 2001 compared with $12 million during the first quarter of fiscal of 2000. The principal financing activities during the first quarter of fiscal 2001 included the use of $2 million for debt payments, offset in part by proceeds from the issuance of stock. The principal financing activities during the first quarter of fiscal 2000 included the use of $24 million to repurchase shares of our common stock, offset in part by proceeds from employee stock option exercises.

At September 30, 2000, our principal sources of liquidity included cash and cash equivalents and marketable investments of $200 million. We believe that these principal sources of liquidity, along with cash generated from operations and the sale or refinance of certain non-strategic assets such as real estate, should be adequate to fund our projected cash flow needs. We believe that the level of financial resources is an important competitive factor in the computer industry, and accordingly, we may elect to raise additional capital through debt or equity financing or the sale of other selected assets in anticipation of future needs.


RISKS THAT AFFECT OUR BUSINESS

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

BUSINESS TRANSITION. SGI has had declining revenue and has been unprofitable on an operating basis for each of the past three fiscal years. Our plan to restore growth and profitability will require significant transitions in product strategy and in operating expenses. We have announced product roadmaps for both the server and workstation businesses that will, over the next five years, supplement our products based on the MIPS processor architecture with products based on the Intel processor architecture, and from the IRIX operating system to Linux-Registered Trademark- and Windows NT. This process will involve our supporting both architectures indefinitely in order to provide flexibility and support to our customers. Risks associated with this strategy include uncertainty among employees, customers and partners, potential customer defection and higher operating expenses. There can be no assurance that we will introduce the new products required for these transitions as planned, successfully support our customer and partner base as they adopt these new products or otherwise manage this process in a way that will allow us to recover from this uncertainty.

NEW PRODUCTS. In the last quarter of fiscal 2000 and the first quarter of 2001 we introduced major new products in every segment of our computer system business, including the Origin 3000 family of high-performance servers, new graphics subsystems both in the visual workstation and Onyx high-performance graphics systems families, and new Intel processor-based workstations and servers. Our ability to meet our objectives for fiscal 2001 is highly dependent on the success of these new products, and on our success in ramping these new products to commercial volumes as scheduled. Our first quarter results suffered from various industry-wide and world-wide supply constraints, including, in particular constraints on the ceramic packaging for ASICs that are critical components of our systems. We are working with our suppliers to resolve these supply issues, but we cannot be assured that we will receive sufficient supplies at the delivery dates that will enable us to meet our objectives for the second quarter and beyond. Any extended failure to meet these objectives could affect not only our ability to ship our backlog but to continue to attract new orders.

EXPENSE REDUCTION PROGRAM. While our operating expenses, excluding other operating expenses, have declined from $1.5 billion in fiscal 1998 to $1.3 billion in fiscal 1999 and to $1.1 billion in fiscal 2000, our expenses remain out of line with our revenues. We expect that we will be designing and implementing global systems for Enterprise Resource Planning and Customer Relationship Management, improving the efficiency of related business processes, and taking other additional steps in fiscal 2001 to address this issue. While our objective is to reduce our costs in ways that will not have a material impact on revenue levels, there is no assurance that this will be achieved.

DEPENDENCE ON PARTNERS AND SUPPLIERS. Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term transition to the Intel architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints such as those that currently exist, or if we experience any other interruption in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) SGI held its Annual Meeting of Stockholders on October 25, 2000. The meeting was adjourned and reconvened on November 1, 2000 to allow additional time for shareholders to vote on Proposal 2, an amendment to SGI's Certificate of Incorporation to eliminate the classified Board structure. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) SGI's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. As noted below, the proposal to eliminate this classified Board structure was not approved by a majority of the outstanding shares, which was the required shareholder vote. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Robert A. Lutz and James A. McDivitt were re-elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are Robert R. Bishop and C. Richard Kramlich. Dr. Lucy Shapiro resigned from the Board in July 2000 and Robert Shapiro resigned effective October 25, 2000. The Board adopted an amendment to the bylaws to reduce the number of directors to four effective October 25, 2000.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

         1. To elect two Class II Directors of SGI to serve for a three-year term.

                CLASS II DIRECTORS:

                ROBERT A. LUTZ:

                For: 156,003,249    Withheld: 3,403,022

                JAMES A. MCDIVITT:

                For: 157,811,326    Withheld: 1,594,945

         2. To approve an amendment to SGI's Restated Certificate of Incorporation to eliminate classification of the Board of Directors.

                For: 78,606,116     Against: 1,083,771       Abstain: 283,876       Non-vote: 79,974,887

         3. To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 30, 2001.

                For: 158,804,637    Against: 388,382         Abstain: 213,352

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.28 Letter of Agreement entered into by the Company with Harold Covert dated July 20, 2000.

         27.1   Financial Data Schedule.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 13, 2000             SILICON GRAPHICS, INC.
                                     a Delaware corporation



                                      By:   Harold L. Covert
                                         --------------------------------------
                                            Harold L. Covert
                                            Executive Vice President, Chief
                                            Financial Officer and Chief
                                            Administrative Officer (Principal
                                            Financial Officer)

                                            Jeffrey Zellmer
                                         ---------------------------------------
                                            Jeffrey Zellmer
                                            Vice President, Corporate Controller
                                            (Principal Accounting Officer)

                             SILICON GRAPHICS, INC.

                                INDEX TO EXHIBITS

      Exhibit       Description
      -------       -----------
       10.28        Letter of Agreement entered into by the Company with Harold Covert dated July 20, 2000.

       27.1         Financial Data Schedule