Form 10-Q
period 2000-12-31
SILICON GRAPHICS INC /CA/
filed 2001-02-14
CIK 802301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended DECEMBER 31, 2000.

or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from_________ to _________.



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

As of February 2, 2001 there were 191,359,611 shares of Common Stock outstanding.

                             SILICON GRAPHICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations........................................................  3

         Condensed Consolidated Balance Sheets..................................................................  4

         Condensed Consolidated Statements of Cash Flows........................................................  5

         Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition......................................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................  19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................  20

Item 6.  Exhibits and Reports on Form 8-K......................................................................  20

Signatures  ...................................................................................................  21


TRADEMARKS USED IN THIS FORM 10-Q: Silicon Graphics, Octane, Onyx, Onyx2, O2 and IRIX are registered trademarks and Origin, Octane2 and SGI are trademarks of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds in the U.S. and other countries. Red Hat is a registered trademark of Red Hat, Inc. Cray is a registered trademark, and Cray T90 is a trademark of Cray Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share amounts)
                                                              Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                         ----------------------------- ---------------------------
                                                               2000           1999           2000          1999
                                                               ----           ----           ----          ----
Product and other revenue............................     $   326,142    $   478,246    $    606,141  $    903,247
Service revenue......................................         160,765        169,947         307,102       330,149
                                                          -----------    -----------    ------------  ------------
     Total revenue...................................         486,907        648,193         913,243     1,233,396

Costs and expenses:
     Cost of product and other revenue...............         213,412        267,161         380,319       579,339
     Cost of service revenue.........................         126,451        122,510         242,669       251,595
     Research and development........................          58,111         78,607         115,460       163,957
     Selling, general and administrative.............         182,237        183,487         367,900       411,847
     Other operating expense (1).....................              --        (16,000)         (6,221)      128,538
                                                          -----------    -----------    ------------  ------------
         Total costs and expenses....................         580,211        635,765       1,100,127     1,535,276
                                                          -----------    -----------    ------------  ------------

Operating (loss) income..............................         (93,304)        12,428        (186,884)     (301,880)

Gain on sale of marketable investments ..............          10,756             --          49,561            --
Interest and other income (expense), net.............          14,770          2,165          24,073        (1,854)
                                                          -----------    -----------    ------------  ------------
(Loss) income before income taxes....................         (67,778)        14,594        (113,250)     (303,734)

Income tax provision (benefit).......................           3,338          5,513           6,854       (99,914)
                                                          -----------    -----------    ------------  ------------
Net (loss) income....................................         (71,116)         9,081        (120,104)     (203,820)

Preferred stock dividend requirement.................            (131)          (131)           (262)         (262)
                                                          -----------    -----------    ------------  ------------
Net (loss) income available to common stockholders...     $   (71,247)   $     8,950    $   (120,366) $   (204,082)
                                                          ===========    ===========    ============  ============

Net (loss) income per share - basic and diluted......     $     (0.38)   $      0.05    $      (0.64) $      (1.12)
                                                          ===========    ===========    ============  ============

Common shares outstanding - basic ...................         189,808        182,789         188,840       182,357
                                                          ===========    ===========    ============  ============
Common shares outstanding - diluted..................         189,808        183,143         188,840       182,357
                                                          ===========    ===========    ============  ============

(1) Amount represents a change in previously estimated restructuring costs in the six-month period ended December 31, 2000. Amount represents a change in previously estimated restructuring costs in the three-month period ended December 31, 1999 and a net charge for estimated restructuring costs in the six-month period ended December 31, 1999.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                             SILICON GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31,     June 30,
                                                             2000          2000(1)
                                                        ------------------------------
                                                          (unaudited)
Assets:
Current assets:
   Cash and cash equivalents                             $  214,774     $  251,811
   Short-term marketable investments                          6,038          6,270
   Short-term restricted investments                         47,600             --
   Accounts receivable, net                                 394,538        347,515
   Inventories                                              185,498        181,594
   Prepaid expenses and other current assets                124,531        133,119
                                                         -----------    -----------
      Total current assets                                  972,979        920,309

   Restricted investments                                   104,385        126,408
   Property and equipment, net                              324,374        466,726
   Other assets                                             254,300        325,768
                                                         -----------    -----------
                                                         $1,656,038     $1,839,211
                                                         ===========    ===========
Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                      $  166,269     $  147,366
   Accrued compensation                                      73,719         79,289
   Deferred revenue                                         246,435        292,772
   Other current liabilities                                272,798        342,101
                                                         -----------    -----------
      Total current liabilities                             759,221        861,528

Long-term debt and other                                    452,652        385,133

Stockholders' equity:
   Preferred stock                                           16,998         16,998
   Common stock and additional paid-in-capital            1,418,979      1,410,663
   Accumulated deficit                                     (970,617)      (832,219)
   Treasury stock                                              (505)       (21,458)
   Accumulated other comprehensive (loss) income            (20,690)        18,566
                                                         -----------    -----------
      Total stockholders' equity                            444,165        592,550
                                                         -----------    -----------
                                                         $1,656,038     $1,839,211
                                                         ===========    ===========

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


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SILICON GRAPHICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)
                                                                    Six Months Ended December 31,
                                                                 ---------------------------------
                                                                        2000            1999
                                                                 ----------------   --------------
Cash Flows From Operating Activities:
Net loss                                                           $ (120,104)       $ (203,820)
Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities:
      Depreciation and amortization                                    66,239            96,320
      Gain on sale of real estate                                      (7,513)               --
      Gain on sale of marketable investments                          (49,561)               --
      Gain on sale of Cray product line                               (23,506)               --
      Restructuring                                                    (6,221)          128,538
      Other                                                            (6,702)          (97,053)
Changes in operating assets and liabilities:
      Accounts receivable                                             (47,022)          161,996
      Inventories                                                      (3,696)          (22,082)
      Accounts payable                                                 18,902           (16,180)
      Other assets and liabilities                                      5,819           (27,406)
                                                                   ------------      ------------
         Total adjustments                                            (53,261)          224,133
                                                                   ------------      ------------
          Net cash (used in) provided by operating activities        (173,365)           20,313

Cash Flows From Investing Activities:
Proceeds from sale of real estate                                     184,723                --
Short-term investments:
   Purchases                                                           (1,178)          (41,620)
   Maturities                                                           1,405            32,573
Purchases of restricted investments                                  (125,356)         (184,602)
Proceeds from the maturities of restricted investments                 99,783           153,526
Capital expenditures                                                  (71,476)         (195,397)
Decrease in other assets                                               43,237             2,046
                                                                   ------------      ------------
         Net cash provided by (used in) investing activities          131,138          (233,474)

Cash Flows From Financing Activities:
Issuance of debt                                                           93                --
Payments of debt principal                                             (3,527)          (11,668)
Sale of SGI common stock                                                8,886            35,431
Repurchase of SGI common stock                                             --           (24,420)
Cash dividends-preferred stock                                           (262)             (262)
                                                                   ------------      ------------
         Net cash provided by (used in) investing activities            5,190              (919)
                                                                   ------------      ------------
Net decrease in cash and cash equivalents                             (37,037)         (214,080)
Cash and cash equivalents at beginning of period                      251,811           571,117
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $  214,774        $  357,037
                                                                   ============      ============


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


2.   INVENTORIES.


(In thousands)                      December 31, 2000         June 30, 2000
-----------------------------------------------------------------------------
Components and subassemblies              $  53,727              $  38,855
Work-in-process                              41,902                 50,051
Finished goods                               34,930                 45,896
Demonstration systems                        54,939                 46,792
                                          ---------              ---------
Total inventories                         $ 185,498              $ 181,594
                                          =========              =========


3.   RESTRICTED INVESTMENTS.

Restricted investments consist of short- and long-term investments pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in the Company's name by major financial institutions.

4.   PROPERTY AND EQUIPMENT.


(In thousands)                                December 31, 2000       June 30, 2000
------------------------------------------------------------------------------------
Property and equipment, at cost                   $  919,499          $  1,050,991
Accumulated depreciation and amortization           (595,125)             (584,265)
                                                  -----------         -------------
Property and equipment, net                       $  324,374          $    466,726
                                                  ===========         =============


5.   OTHER ASSETS.


(In thousands)                                December 31, 2000       June 30, 2000
------------------------------------------------------------------------------------
Investments                                         $  93,857          $  152,642
Spare parts                                            94,674              98,601
Software licenses, goodwill and other                  65,769              74,525
                                                    ----------         ----------
                                                    $ 254,300          $  325,768
                                                    ==========         ==========

6.   RESTRUCTURING AND RELATED CHARGES.

During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. These charges included $65.8 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics-Registered Trademark-320 and Silicon Graphics-Registered Trademark- 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. We planned to vacate approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

During the second through fourth quarters of fiscal 2000, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $35 million was recorded in fiscal 2000. The adjustment primarily reflected far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflected our new approach to structuring our field organization. The adjustment further reflected lower than estimated severance and related charges due to higher than expected attrition and lower per person costs. We estimated that there would now be approximately 900 involuntary employee terminations associated with the fiscal 2000 restructuring activity. Estimated costs of contract cancellations were also adjusted due to favorable settlements.

During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. The adjustment also reflected lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. As of December 31, 2000, all of the estimated positions have been eliminated. All remaining severance related charges are expected to be paid by March 31, 2001. The remaining facilities related accrual balance of approximately $3 million at December 31, 2000 is expected to result in cash expenditures through fiscal 2004.

The following table depicts the restructuring activity during the first six months of fiscal 2001:


                                                 Severance
                                                and Related    Vacated
Category                                          Charges      Facilities     Total
--------------------------------------------------------------------------------------
Balance at June 30, 2000                        $ 3,265        $  6,440       $ 9,705
Adjustments:
    Decrease                                     (2,590)         (3,631)       (6,221)
    Increase                                         --           3,619         3,619
Expenditures:
    Cash                                           (533)         (2,692)       (3,225)
    Non-cash                                         --            (756)         (756)
                                                --------------------------------------
Balance at December 31, 2000                    $   142        $  2,980       $ 3,122
                                                ======================================

7.   EARNINGS PER SHARE.

The following table sets forth the computation of basic and diluted (loss) income per share:


                                                          Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                    ---------------------------------------------------------------
(in thousands, except per share amounts)                2000            1999             2000            1999
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                    $    (71,116)    $    9,081       $ (120,104)     $ (203,820)
Less preferred stock dividends                               (131)          (131)            (262)           (262)
                                                     -------------    -----------      -----------     -----------
Net (loss) income available to common stockholders   $    (71,247)    $    8,950       $ (120,366)     $ (204,082)
                                                     =============    ===========      ===========     ===========
Weighted average shares outstanding--basic                189,808        182,789          188,840         182,357
Employee stock options and restricted shares                   --            354               --              --
                                                     -------------    -----------      -----------     -----------
Weighted average shares outstanding--diluted              189,808        183,143          188,840         182,357
                                                     =============    ===========      ===========     ===========
Net (loss) income per share--basic and diluted       $      (0.38)    $     0.05       $    (0.64)     $    (1.12)
                                                     =============    ===========      ===========     ===========
Potentially dilutive securities excluded from
    computations because they are anti-dilutive            12,662          8,578           13,891          10,856
                                                     =============    ===========      ===========     ===========

8.   COMPREHENSIVE (LOSS) INCOME.

The components of comprehensive (loss) income, net of tax, are as follows:


                                                                 Three Months Ended                Six Months Ended
                                                                     December 31,                     December 31,
                                                          -------------------------------------------------------------
(In thousands)                                                   2000           1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                             $ (71,116)      $   9,081      $(120,104)      $ (203,820)
Change in unrealized (loss) gain on available-for-sale
investments                                                      (1,870)        262,628         (2,623)         262,718
Reclassification adjustment of accumulated unrealized
gain related to the sale of investments                          (6,776)             --        (31,226)              --
Change in unrealized loss on derivative instruments
designated and qualifying as cash flow hedges                    (4,633)         (1,095)          (286)            (488)
Foreign currency translation adjustments                         (1,253)         (6,374)        (5,121)           3,636
                                                              -----------     ----------     ----------      -----------
Comprehensive (loss) income                                   $ (85,648)      $ 264,240      $(159,360)      $   62,046
                                                              ===========     ==========     ==========      ===========

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:


                                                               December 31,          June 30,
(In thousands)                                                     2000                2000
-----------------------------------------------------------------------------------------------
Unrealized (loss) gain on available-for-sale investments        $  (3,150)           $ 30,699
Unrealized loss on derivative instruments designated
    and qualifying as cash flow hedges                             (2,947)             (2,661)
Foreign currency translation adjustments                          (14,593)             (9,472)
                                                                ----------           ---------
Accumulated other comprehensive (loss) income                   $ (20,690)           $ 18,566
                                                                ==========           =========

9.   SEGMENT INFORMATION.

SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's current products include Silicon Graphics-Registered Trademark- Onyx2-Registered Trademark- and the next generation Onyx-Registered Trademark- 3000 family of graphics systems, the SGI-TM- Origin-TM- 200 family of servers, the SGI-TM- 1000 family of servers and the Origin-TM- 2000 and the next generation Origin-TM- 3000 family of high-performance servers. Fiscal 2000 results include the Cray-Registered Trademark- product line which was sold to Tera Computer Company ("Tera") in the third quarter of fiscal 2000. The Visual Workstation segment's current products include the Silicon Graphics-Registered Trademark- O2-Registered Trademark- and Silicon Graphics-Registered Trademark- Octane-Registered Trademark- visual workstations based upon the MIPS-Registered Trademark-microprocessor and the IRIX-Registered Trademark- operating system and the Silicon Graphics-Registered Trademark- 230, Silicon Graphics-Registered Trademark- 330 and Silicon Graphics-Registered Trademark- 550 visual workstations based upon the Intel-Registered Trademark- microprocessor and the Windows NT-Registered Trademark- and Red Hat-Registered Trademark-Linux-Registered Trademark- operating systems. Fiscal 2000 results include the Silicon Graphics 320 and 540 visual workstations based upon the Intel microprocessor and the Windows NT operating system which were discontinued in favor of more industry standard architectures. The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. We evaluate performance for each of these segments based on profit or loss from operations before interest and taxes.

In addition to the aforementioned reportable segments, expenses of the sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias|Wavefront, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit. In addition, the revenue and related expenses of MIPS Technologies, Inc. ("MIPS"), a designer of high-performance processors and related intellectual property that was a majority-owned subsidiary until SGI distributed its interest in MIPS to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. Information on reportable segments is as follows (in thousands):


                                              Three Months Ended December 31,         Six Months Ended December 31,
                                           -----------------------------------------------------------------------------
                                                          Visual      Global                      Visual      Global
                                             Servers   Workstations  Services      Servers     Workstations  Services
------------------------------------------------------------------------------------------------------------------------
2000:
Revenue from external customers              $ 184,615   $ 98,316    $ 175,854     $ 330,492     $  194,458   $ 337,092
Segment (loss) profit                        $ (70,503)  $(35,048)   $   7,980     $(142,522)    $  (65,775)  $  10,281

------------------------------------------------------------------------------------------------------------------------
1999:
Revenue from external customers              $ 273,484   $141,320    $ 180,556     $488,377      $  301,355   $ 346,640
Segment (loss) profit                        $ (32,488)  $ 12,079    $     434     $(89,074)     $ (101,631)  $  (6,112)
Significant items:
 Non-recurring charges for contract
    cancellations and inventory and future
    support costs related to the Silicon
    Graphics 320 and 540 visual workstations $      --   $ 18,000    $ (3,300)     $     --      $ (47,790)   $(23,050)
Vector supercomputer warranty-related
  charges                                    $ (15,300)  $     --    $     --      $(15,300)     $      --    $     --
-----------------------------------------------------------------------------------------------------------------------

Reconciliation to SGI as reported (in thousands):


                                                           Three Months Ended             Six Months Ended
                                                              December 31,                  December 31,
                                                       --------------------------------------------------------
                                                           2000          1999          2000           1999
---------------------------------------------------------------------------------------------------------------
REVENUE:
Total reportable segments                              $ 458,785     $ 595,360       $ 862,042     $ 1,136,372
Other                                                     28,122        52,833          51,201          97,024
                                                       --------------------------------------------------------
Total SGI consolidated                                 $ 486,907     $ 648,193       $ 913,243     $ 1,233,396
                                                       ========================================================

OPERATING (LOSS) PROFIT:
Total reportable segments                              $ (97,571)    $ (19,975)      $(198,016)    $  (196,817)
Other                                                      4,267        16,403           4,911          23,475
Restructuring                                                 --        16,000           6,221        (128,538)
                                                       --------------------------------------------------------
Total SGI consolidated                                 $ (93,304)    $  12,428       $(186,884)    $  (301,880)
                                                       ========================================================

10.  SALE LEASEBACK TRANSACTION

In December 2000, we completed the sale of a portion of our corporate real estate in Mountain View, California for approximately $276 million. The transaction resulted in initial net proceeds of $185 million with the balance of the transaction to be completed and the proceeds received prior to December 31, 2001. As part of the transaction, we leased back specific buildings on our current campus over periods ranging from 2 to 12 years. All of the leases involved in this transaction are classified as operating leases.

As a result of the transaction, we will recognize an overall gain of approximately $64 million, of which $8 million was recognized during the three month period ended December 31, 2000. The remaining gain will be recognized over the terms of the respective leases and will be recorded as an offset to rent expense.


11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 will be reported as a change in accounting principle. We are currently reviewing the impact of SAB 101 on our previously reported results of operations and will adopt SAB 101 during the fourth quarter of fiscal 2001.


12.  CONTINGENCIES.

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


We are also defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. The case has been remanded to the U.S. District Court. In December 2000, the District Court granted Plaintiffs' motion to amend their Complaint and the case is proceeding through discovery.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our visual workstation and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on our partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with implementation of our new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events or otherwise. The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including business transition and other risks discussed under the heading "Risks That Affect Our Business" and elsewhere in this report. Our actual results may differ significantly from the results discussed in the forward-looking statements.

The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray product line and distributed our remaining interest in MIPS through a spin-off. We believe it more relevant if certain current fiscal year results (revenue, gross margin and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 results. The pro forma results for the three and six month periods of fiscal 2000 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MIPS.



RESULTS OF OPERATIONS                                                                       Pro Forma      Pro Forma
                                                                                          Three Months    Six Months
(Numbers may not add due to rounding)      Three Months Ended         Six Months Ended        Ended          Ended
                                              December 31,              December 31,       December 31,   December 31,
---------------------------------------------------------------------------------------------------------------------
$ in millions, except per share amounts       2000        1999         2000        1999        1999           1999
---------------------------------------------------------------------------------------------------------------------
Total revenue                               $  487      $  648      $   913     $ 1,233      $  563         $ 1,077
Cost of revenue                                340         390          623         831         350             758
---------------------------------------------------------------------------------------------------------------------
Gross profit                                   147         259          290         402         213             319
Gross profit margin                           30.2%       39.9%        31.8%       32.6%       37.9%           29.6%
Total operating expenses                       240         246          477         704         227             663
---------------------------------------------------------------------------------------------------------------------
Operating (loss) income                        (93)         12         (187)       (302)        (14)           (344)
Interest and other income (expense), net        26           2           74          (2)          4               2
---------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes              (68)         15         (113)       (304)         (9)           (342)
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                           $  (71)     $    9      $  (120)    $  (204)     $   (9)        $  (233)
---------------------------------------------------------------------------------------------------------------------
Net (loss) income per share - basic
  and diluted                               $(0.38)     $ 0.05      $ (0.64)    $ (1.12)     $(0.05)        $ (1.28)
---------------------------------------------------------------------------------------------------------------------

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

Revenue for the second quarter and the first six months of fiscal 2001 decreased $77 million or 14% and $164 million or 15%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis.

The following table presents total revenue by reportable segment:


(Numbers may not add        Three Months Ended     Six Months Ended     Pro Forma Three    Pro Forma Six
due to rounding)               December 31,          December 31,        Months Ended       Months Ended
                                                                          December 31,       December 31,
-----------------------------------------------------------------------------------------------------------
$ in millions                   2000      1999       2000       1999           1999              1999
-----------------------------------------------------------------------------------------------------------
Servers                       $ 185     $ 273      $ 330      $ 488           $ 236              $ 426
% of total revenue               38%       42%        36%        40%             42%                40%
Visual Workstations           $  98     $ 141      $ 195      $ 301           $ 141              $ 301
% of total revenue               20%       22%        21%        24%             25%                28%
Global Services               $ 176     $ 181      $ 337      $ 347           $ 155              $ 293
% of total revenue               36%       28%        37%        28%             27%                27%
Other                         $  28     $  53      $  51      $  97           $  31              $  57
% of total revenue                6%        8%         6%         8%              6%                 5%
-----------------------------------------------------------------------------------------------------------


Server revenue for the second quarter and the first six months of fiscal 2001 decreased 22%, or $51 million and $96 million, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis.

Visual Workstation revenue for the second quarter and the first six months of fiscal 2001 decreased $43 million, or 30%, and $107 million, or 35%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis.

Revenue for the first six months of fiscal 2001 was affected by limited availability of the industry-standard ceramic packaging used by our supplier of custom ASICs for our Origin 3000 family of high-performance servers, Onyx 3000 family of graphics systems and Octane2-TM- graphics workstations. Although we do expect to receive significantly more of the constrained components in the third quarter of fiscal 2001 than we received in the second quarter of fiscal 2001, the timing of delivery of these components will be a critical factor in our ability to achieve our goals for the third quarter of fiscal 2001.

Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Global Services revenue for the second quarter and the first six months of fiscal 2001 increased $21 million, or 13%, and $45 million, or 15%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. These increases primarily reflect an increase in professional services revenue and remanufactured systems sales, offset in part by a decline in our traditional customer support revenue.

Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias|Wavefront.

Total revenue by geographic area was as follows (in millions):


                                                                 Pro Forma Three     Pro Forma Six
                       Three Months Ended    Six Months Ended     Months Ended        Months Ended
                          December 31,          December 31,       December 31,        December 31,
----------------------------------------------------------------------------------------------------
Area                     2000        1999     2000       1999          1999               1999
----------------------------------------------------------------------------------------------------
Americas              $   268       $ 345    $ 514    $   696        $  310           $    628
Europe                    119         171      216        321           141                269
Rest of World             100         132      183        216           112                180
----------------------------------------------------------------------------------------------------
Total revenue         $   487       $ 648    $ 913    $ 1,233        $  563           $  1,077
====================================================================================================

Geographic revenue as a percentage of total revenue was as follows:


                       Three Months Ended    Six Months Ended     Pro Forma Three     Pro Forma Six
                          December 31,          December 31,        Months Ended      Months Ended
                                                                    December 31,      December 31,
----------------------------------------------------------------------------------------------------
Area                    2000       1999       2000      1999           1999               1999
----------------------------------------------------------------------------------------------------
Americas                55%        53%         56%       56%            55%                58%
Europe                  24%        26%         24%       26%            25%                25%
Rest of World           21%        21%         20%       18%            20%                17%
====================================================================================================

The geographic revenue mix in the second quarter of fiscal 2001 did not shift significantly when compared with the corresponding period in fiscal 2000 on a pro forma basis. In terms of absolute dollars, a decline in revenue was experienced across all regions. The increase in Rest of World business as a percentage of total revenue in the fist six months of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis is principally due to an increase in professional services revenue in Japan.

Our consolidated backlog at December 31, 2000 was $386 million compared with $298 million at June 30, 2000. The increase is primarily due to material shortages of wafer-starts and the ceramic packaging for many of our custom ASICS that impacted our ability to ship new products which contain these components.

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

Gross margin for the second quarter decreased to 30.2% compared with the pro forma gross margin of 37.9% in the second quarter of fiscal 2000. Our second quarter gross margin was affected by the residual impact of several quarters of component issues which affected shipping patterns and was a factor in causing a higher percentage of our revenue to come from lower margin products during the quarter. In particular, we shipped a number of high end systems with low margin in the second quarter that ideally would have been delivered over a period of several quarters. Competition in the market for high performance servers and UNIX-Registered Trademark- workstations was also a factor. Despite the impact that decreased volumes and continuing pricing pressures has had on gross profit margin in both the Server and Visual Workstation segments, as well as in our Global Services business, we have been able to partially mitigate these effects by consolidation and outsourcing of certain manufacturing operations and continued improvements in manufacturing efficiencies and procurement practices.

Gross margin for the first six months of fiscal 2001 was 31.8% compared with pro forma gross margin of 29.6% in the first six months of fiscal 2000 reflecting certain adjustments related to our decision to discontinue the Silicon Graphics 320 and 540 visual workstations. Without these adjustments, our gross profit margin for the first six months of fiscal 2000 would have been 37.6%. The adjustments that affected the pro forma gross margin for the first six months of fiscal 2000 include charges of approximately $48 million for third party manufacturing contract cancellations and purchase commitments and for excess product demonstration inventory related to our Silicon Graphics 320 and 540 visual workstations, charges of $23 million to cost of service revenue for future unrecoverable visual workstation support costs, and charges of $15 million to cost of service revenue for estimated warranty related costs associated with the Cray T90-TM- supercomputer product line.


                                                                               Pro Forma Three     Pro Forma Six
OPERATING EXPENSES                   Three Months Ended    Six Months Ended     Months Ended       Months Ended
                                         December 31,        December 31,       December 31,       December 31,
-------------------------------------------------------------------------------------------------------------------
$ in millions                          2000       1999       2000     1999          1999               1999
-------------------------------------------------------------------------------------------------------------------
Research and development               $  58     $  79      $ 115     $ 164        $   67              $  137
% of total revenue                      11.9%     12.1%      12.6%     13.3%         11.9%               12.7%
Selling, general and administrative    $ 182     $ 183      $ 368     $ 412        $  176              $  398
% of total revenue                      37.4%     28.3%      40.3%     33.4%         31.4%               36.9%
Other                                     --     $ (16)     $  (6)    $ 129        $  (16)                129
% of total revenue                         0%     (2.5%)     (0.7%)    10.4%         (2.8%)              11.9%
===================================================================================================================

OPERATING EXPENSES (EXCLUDING OTHER OPERATING EXPENSE). Operating expenses for the second quarter and first six months of fiscal 2001 declined 1% and 10%, respectively, in absolute dollars, and increased as a percentage of total revenue, from 43% to 49% and from 50% to 53%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. The decrease in operating expenses, in absolute dollars, resulted primarily from lower headcount as a result of restructuring activities and attrition. In addition, concentrated research and development spending and management focus on expense control contributed to the decline in operating expenses year over year. The increase in operating expenses as a percentage of revenue is directly attributable to the lower volume of sales in the first six months of fiscal 2001 compared with the corresponding periods in fiscal 2000. Our current goals require us to achieve sequential declines in operating expenses in the second half of fiscal 2001.

OTHER OPERATING EXPENSE. Other operating expense for the first six months of fiscal 2001 represents a $6 million reduction to the restructuring costs we estimated during the first quarter of fiscal 2000. Other operating expense for the first six months of fiscal 2000 includes a charge for estimated restructuring costs of $145 million, offset in part by a $16 million reduction to these estimated restructuring costs. See Note 6 to the Condensed Consolidated Financial Statements, "Restructuring and Related Charges," for further information regarding these activities.

INTEREST AND OTHER

INTEREST EXPENSE Interest expense for the second quarter and the first six months of fiscal 2001 remained relatively consistent compared with the corresponding periods of fiscal 2000.

INTEREST INCOME AND OTHER, NET Interest income and other, net includes interest on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for the second quarter of fiscal 2001 increased $21 million compared with the second quarter of fiscal 2000 on a pro forma basis principally due to an $11 million gain on the sale of marketable securities, a $12 million gain related to the sale of the Cray product line, and an $8 million gain on the sale of corporate real estate, partially offset by lower interest income as a result of lower cash balances. The increase in interest and other income, net for the first six months of fiscal 2001 compared with the pro forma first six months of fiscal 2000 was primarily due to a $50 million gain on the sale of marketable investments and a $24 million gain related to the sale of the Cray product line.

TAXES Our provision for income taxes for the first six months of fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions. The effective tax benefit rate for the first six months for fiscal 2000 was 23%, excluding the impact of the $71 million year-to-date charge related to the Silicon Graphics 320 and 540 visual workstation product line, the impact of the $15 million charge related to the Cray T90 supercomputer product line and the $129 million year-to-date charge for estimated restructuring costs, which were tax effected at 37%. The fiscal 2000 benefit rate, excluding the charges related to the Silicon Graphics 320 and 540 products, the Cray T90 product line and estimated restructuring charges, differed from the Federal statutory rate primarily due to foreign losses for which no benefit was recognized.

FINANCIAL CONDITION

At December 31, 2000, cash and cash equivalents and marketable and restricted investments totaled $373 million, down from $384 million at June 30, 2000. Included in the December 31, 2000 and June 30, 2000 balances are approximately $152 million and $126 million, respectively, of restricted investments that serve as collateral for letters of credit and an equity forward purchase arrangement.

Operating activities used $173 million during the first six months of fiscal 2001 compared with providing $20 million during the first six months of fiscal 2000. To present cash flows from operating activities, net loss for the first six months of fiscal 2001 was adjusted for certain significant items. The first half of fiscal year 2001 net loss is adjusted to remove the impact of the $50 million gain on the sale of marketable investments that is reflected as a cash flow from investing activities. The increase in accounts receivable, mainly attributable to the shipping of a significant percentage of products in the last month of the second quarter, negatively impacted operating cash flows.

Investing activities, other than changes in available-for-sale and restricted investments, provided $156 million in cash during the first six months of fiscal 2001 compared with consuming $193 million during the first six months of fiscal 2000. The principal source of cash during the first six months of fiscal 2001 was the $185 million net cash proceeds received as a result of the sale-leaseback transaction involving a portion of our corporate real estate. The significant investing activity during the first six months of fiscal 2000 was our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement.

Financing activities provided $5 million during the first six months of fiscal 2001 compared with using $1 million during the first six months of fiscal 2000. The principal financing activities during the first six months of fiscal 2001 included $9 million in proceeds from the issuance of stock, offset in part by $4 million in debt payments. The principal financing activities during the first six months of fiscal 2000 included the use of $24 million to repurchase shares of our common stock and $12 million to retire debt, offset in part by proceeds from employee stock purchase plan issuances and employee stock option exercises.

At December 31, 2000, our principal sources of liquidity included cash and cash equivalents and marketable investments of $221 million. We believe that these principal sources of liquidity, along with cash generated from our expected results of operations and the sale or refinance of certain non-strategic assets such as real estate, should be adequate to fund our projected cash flow needs.

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

New Products. In the last quarter of fiscal 2000 and the first quarter of 2001 we introduced major new products in every segment of our computer system business, including the Origin 3000 family of high-performance servers, new graphics subsystems both in the visual workstation and Onyx high-performance graphics systems families, and new Intel processor-based workstations and servers. Our ability to meet our objectives for fiscal 2001 is highly dependent on the success of these new products. Our second quarter results suffered from various industry-wide and world-wide supply constraints, including, in particular constraints on the ceramic packaging for ASICs that are critical components of our systems. We are working with our suppliers to resolve these supply issues and while the impact during the second quarter was less significant than during our first quarter, we cannot be assured that we will receive sufficient supplies at the delivery dates that will enable us to meet our objectives for the third quarter and beyond. Any extended failure to meet these objectives could affect not only our ability to ship our backlog but to continue to attract new orders.

Working Capital Requirements. Primarily as a result of net losses, our operating activities consumed $173 million in cash during the first six months of fiscal 2001. At December 31, 2001 we had $221 million in unrestricted cash and marketable investments. While we believe that this level of liquidity should be adequate to fund our business, this belief is based upon our expectations for operating results over the next several quarters. If we fail to a material extent to meet these expectations then we could consume more cash than we anticipate, in which case we would need to obtain alternative sources of liquidity, such as sales of assets, sales of securities or borrowings. We have no assurance that these alternatives would be available.

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

Dependence On Partners And Suppliers. Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term transition to the Intel architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints such as those that currently exist, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

Employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We have initiated hiring programs to attract key employees and are taking steps to retain employees, but there is no assurance that these programs will succeed.

Product Development And Introduction. Our continued success depends on our ability to develop and rapidly bring to market technologically complex and innovative products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal and external manufacturing teams, outside suppliers of key components such as semiconductor and storage products and outsourced manufacturing partners. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that acceptance of our new systems will not be affected by delays in this process. As noted above, our ability to successfully attract and retain key technical, marketing and management personnel in a competitive hiring environment has a direct impact on our ability to maintain our product development timetables.

Short product life cycles place a premium on our ability to manage the transition to new products. We often announce new products in the early part of a quarter while the product is in the final stages of development and testing, and seek to manufacture and ship the product in volume during the same quarter. Our results could be adversely affected by such factors as development delays, the release of products to manufacturing late in any quarter, quality or yield problems experienced by suppliers, variations in product costs and excess inventories of older products and components. In addition, some customers may delay purchasing existing products in anticipation of new product introductions.

Most products are upgraded during their product life cycle. The ability to upgrade products in a timely fashion is necessary to compete in the computer industry. Delay in introducing updates and upgrades can adversely affect acceptance and demand for product.

Period To Period Fluctuations. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for large-scale server products. A little over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, the California energy situation or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

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

We are also defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. The case has been remanded to the U.S. District Court. In December, the District Court granted Plaintiffs' motion to amend their Complaint and the case is proceeding through discovery.

The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business - Export Regulation."



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K.

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  February 13, 2001          SILICON GRAPHICS, INC.
                                   a Delaware corporation



                                   By: Harold L. Covert
                                      -----------------------------------------
                                       Harold L. Covert
                                       Executive Vice President, Chief
                                       Financial Officer and Chief
                                       Administrative Officer
                                       (Principal Financial Officer)

                                       Jeffrey Zellmer
                                      -----------------------------------------
                                       Jeffrey Zellmer
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)