Form 10-Q
period 2001-03-31
SILICON GRAPHICS INC /CA/
filed 2001-05-15
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to               .

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2789662 (I.R.S. Employer Identification No.)

1600 Amphitheatre Pkwy., Mountain View, California 94043-1351
(Address of principal executive offices) (Zip Code)

(650) 960-1980
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of May 4, 2001 there were 195,411,611 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		24

    Trademarks used in this Form 10-Q:  Silicon Graphics, Octane, Onyx, Onyx2, O2 and IRIX are registered trademarks and Origin, Octane2, SGI and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds in the U.S. and other countries. Red Hat is a registered trademark of Red Hat, Inc. Cray is a registered trademark, and Cray T90 is a trademark of Cray Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Product and other revenue	$339,763	$400,330	$945,904	$1,303,577
Service revenue	169,955	163,357	477,057	493,506

Total revenue	509,718	563,687	1,422,961	1,797,083
Costs and expenses:
Cost of product and other revenue	194,278	212,159	574,597	791,498
Cost of service revenue	131,129	115,165	373,798	366,760
Research and development	61,272	69,564	176,732	233,521
Selling, general and administrative	169,924	185,197	537,824	597,044
Other operating expense(1)	7,246	(17,677)	1,025	110,861

Total costs and expenses	563,849	564,408	1,663,976	2,099,684

Operating loss	(54,131)	(721)	(241,015)	(302,601)
Interest and other income (expense), net	(37)	(1,723)	(6,983)	(3,577)
Other non-recurring expense	(83,129)	(20,837)	(2,549)	(20,837)

Loss before income taxes	(137,297)	(23,281)	(250,547)	(327,015)
Income tax provision (benefit)	3,798	(5,148)	10,652	(105,062)

Net loss	(141,095)	(18,133)	(261,199)	(221,953)
Preferred stock dividend requirement	(129)	(131)	(392)	(394)

Net loss available to common stockholders	$(141,224)	$(18,264)	$(261,591)	$(222,347)

Net loss per share—basic and diluted	$(0.74)	$(0.10)	$(1.38)	$(1.22)

Common shares outstanding—basic and diluted	190,857	183,826	189,512	182,847

(1)
Amount represents consulting fees incurred for the ERP implementation project and charges associated with a business reorganization in the three-month period ended March 31, 2001 and for the nine-month period ended March 31, 2001 represents a change in previously estimated restructuring costs, consulting fees incurred for the ERP implementation project, and charges associated with a business reorganization. Amount represents a change in previously estimated restructuring costs in the three-month period ended March 31, 2000 and a net charge for estimated restructuring costs in the nine-month period ended March 31, 2000.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2001	June 30, 2000(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$113,402	$251,811
Short-term marketable investments	5,064	6,270
Short-term restricted investments	99,523	—
Accounts receivable, net	378,553	347,515
Inventories	201,510	181,594
Prepaid expenses and other current assets	103,434	133,119

Total current assets	901,486	920,309
Restricted investments	105,601	126,408
Property and equipment, net	324,279	466,726
Other assets	173,805	325,768

	$1,505,171	$1,839,211

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$200,393	$147,366
Accrued compensation	73,169	79,289
Deferred revenue	238,410	292,772
Other current liabilities	291,658	342,101

Total current liabilities	803,630	861,528
Long-term debt and other	395,803	385,133
Temporary equity	103,812	—
Stockholders' equity:
Preferred stock	—	16,998
Common stock and additional paid-in-capital	1,334,670	1,410,663
Accumulated deficit	(1,111,844)	(832,219)
Treasury stock	(613)	(21,458)
Accumulated other comprehensive (loss) income	(20,287)	18,566

Total stockholders' equity	201,926	592,550

	$1,505,171	$1,839,211

(1)
The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(261,199)	$(221,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,993	132,758
Gain on sale of real estate	(7,513)	—
Gain on sale of marketable investments	(49,561)	—
Write down of investment in venture company	83,129	—
(Gain) loss on sale of Cray product line	(23,506)	20,837
Restructuring	(6,221)	110,861
Change in deferred tax assets	1,981	(142,463)
Other	(16,635)	8,506
Changes in operating assets and liabilities:
Accounts receivable	(31,038)	223,758
Inventories	(20,637)	(22,042)
Accounts payable	53,027	(46,994)
Other assets and liabilities	(50,822)	(98,515)

Total adjustments	30,197	186,706

Net cash used in by operating activities	(231,002)	(35,247)
Cash Flows From Investing Activities:
Proceeds from sale of real estate	184,723	—
Short-term investments:
Purchases	(1,178)	(43,982)
Maturities	2,384	154,831
Purchases of restricted investments	(374,485)	(244,406)
Proceeds from the maturities of restricted investments	338,899	213,328
Capital expenditures	(95,908)	(231,400)
Decrease (increase) in other assets	33,327	(16,129)

Net cash provided by (used in) investing activities	87,762	(167,758)
Cash Flows From Financing Activities:
Issuance of debt	93	1,894
Payments of debt principal	(4,511)	(13,884)
Sale of SGI common stock	9,641	49,468
Repurchase of SGI common stock	0	(24,420)
Cash dividends-preferred stock	(392)	(394)

Net cash provided by financing activities	4,831	12,664

Net decrease in cash and cash equivalents	(138,409)	(190,341)
Cash and cash equivalents at beginning of period	251,811	571,117

Cash and cash equivalents at end of period	$113,402	$380,776

The accompanying notes are an integral part of these financial statements

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

2. Inventories.

	March 31, 2001	June 30, 2000
	(In thousands)
Components and subassemblies	$66,009	$38,855
Work-in-process	41,470	50,051
Finished goods	36,588	45,896
Demonstration systems	57,443	46,792

Total inventories	$201,510	$181,594

3. Restricted Investments.

    Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments pledged as collateral are held in the Company's name by major financial institutions.

    In April 2001, SGI entered into a $75 million asset-based credit facility secured by eligible U.S. trade accounts receivable and inventory. SGI has drawn against this line of credit to secure obligations under our building lease agreement and as a result, released $43 million from short-term restricted investments.

4. Property and Equipment.

	March 31, 2001	June 30, 2000
	(In thousands)
Property and equipment, at cost	$924,512	$1,050,991
Accumulated depreciation and amortization	(600,233)	(584,265)

Property and equipment, net	$324,279	$466,726

5. Other Assets.

	March 31, 2001	June 30, 2000
	(In thousands)
Investments	$10,999	$152,642
Spare parts	97,648	98,601
Software licenses, goodwill and other	65,158	74,525

	$173,805	$325,768

6. Other Operating Expense.

Restructuring and Related Charges

    During the first quarter of fiscal 2000, we announced and began to implement restructuring actions that resulted in aggregate charges of $145 million. These charges included $65.8 million for the elimination of approximately 1,100 positions across essentially all of our functions and locations. We also recorded operating asset write downs of $26.6 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics® 320 and Silicon Graphics® 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the above actions totaled $8.5 million. We planned to vacate approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged, abandoning $11 million of leasehold improvements and other fixed assets and incurring $7 million in exit costs, including costs to restore facilities to original condition.

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

    During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. The adjustment also reflected lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. As of March 31, 2001, all of the estimated positions have been eliminated and all severance- related charges have been paid. The remaining facilities related accrual balance of approximately $2 million at March 31, 2001 is expected to result in cash expenditures through fiscal 2004.

    The following table depicts the restructuring activity during the first nine months of fiscal 2001:

Category	Severance and Related Charges	Vacated Facilities	Total
Balance at June 30, 2000	$3,265	$6,440	$9,705
Adjustments:
Decrease	(2,590)	(3,631)	(6,221)
Increase	—	3,619	3,619
Expenditures:
Cash	(675)	(3,361)	(4,036)
Non-cash	—	(756)	(756)

Balance at March 31, 2001	$—	$2,311	$2,311

ERP Implementation

    During the third quarter of fiscal 2001, we began to design a global system for Enterprise Resource Planning ("ERP") which we believe will improve the efficiency of related business processes. We expect to implement our new ERP system in the first quarter of fiscal 2002. To date, we have incurred approximately $4.5 million in consulting fees related to the current ERP implementation project. These expenses are incremental to our normal operating expenses.

Business Reorganization

    During the third quarter of fiscal 2001, we recorded a charge of approximately $2.7 million related to a realignment of resources consistent with our ongoing business plan.

7. Earnings Per Share.

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(In thousands, except per share amounts)
Net loss	$(141,095)	$(18,133)	$(261,199)	$(221,953)
Less preferred stock dividends	(129)	(131)	(392)	(394)

Net loss available to common stockholders	$(141,224)	$(18,264)	$(261,591)	$(222,347)

Weighted average shares outstanding—basic and diluted	190,857	183,826	189,512	182,847

Net loss per share—basic and diluted	$(0.74)	$(0.10)	$(1.38)	$(1.22)

Potentially dilutive securities excluded from computations because they are anti-dilutive	9,335	9,232	8,760	10,364

8. Preferred Stock Transactions

    On March 1, 2001, NKK Corporation ("NKK') elected to convert the remaining 17,500 shares of Series A convertible preferred stock. As a result of this conversion, NKK received 3,829,321 shares of common stock at a price of $4.57 per share.

9. Comprehensive Loss.

    The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(In thousands)
Net loss	$(141,095)	$(18,133)	$(261,199)	$(221,953)
Change in unrealized gain (loss) on available-for-sale Investments	217	(215,621)	(2,406)	47,097
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	(31,226)	—
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	5,110	1,943	4,824	1,455
Foreign currency translation adjustments	(4,923)	(13,030)	(10,045)	(9,394)

Comprehensive loss	$(140,691)	$(244,841)	$(300,052)	$(182,795)

    The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	March 31, 2001	June 30, 2000
	(In thousands)
Unrealized (loss) gain on available-for-sale investments	$(2,933)	$30,699
Unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	2,163	(2,661)
Foreign currency translation adjustments	(19,517)	(9,472)

Accumulated other comprehensive (loss) income	$(20,287)	$18,566

10. Segment Information.

    SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's current products include Silicon Graphics® Onyx2® and the next generation Onyx® 3000 family of graphics systems, the SGI™ Origin™ 200 family of servers, the SGI™ 1000 family of servers and the Origin™ 2000 and Origin™ 3000 family of high-performance servers. Fiscal 2000 results include the Cray® product line which was sold to Tera Computer Company ("Tera") in the third quarter of fiscal 2000. The Visual Workstation segment's current products include the Silicon Graphics® O2®, the Silicon Graphics® Octane®, and the Silicon Graphics® Octane2™ visual workstations based upon the MIPS® microprocessor and the IRIX® operating system and the Silicon Graphics® 230, Silicon Graphics®330,

Silicon Graphics®550, and the Silicon Graphics Zx10™ visual workstations based upon the Intel® microprocessor and the Windows NT® and Red Hat® Linux® operating systems. Fiscal 2000 results include the Silicon Graphics 320 and 540 visual workstations based upon the Intel microprocessor and the Windows NT operating system which were discontinued in favor of more industry standard architectures. The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. We evaluate performance for each of these segments based on profit or loss from operations before interest and taxes.

    In addition to the aforementioned reportable segments, expenses of the sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit. In addition, the revenue and related expenses of MIPS Technologies, Inc. ("MIPS"), a designer of high-performance processors and related intellectual property that was a majority-owned subsidiary until SGI distributed its interest in MIPS to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit in fiscal 2000.

    We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

    Information on reportable segments is as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	Servers	Visual Workstations	Global Services	Servers	Visual Workstations	Global Services
2001:
Revenue from external customers	$204,690	$94,734	$181,847	$535,182	$289,192	$518,939
Segment (loss) profit	$(39,361)	$(21,580)	$9,838	$(181,883)	$(87,355)	$20,119
2000:
Revenue from external customers	$229,305	$108,343	$172,920	$717,682	$409,698	$519,560
Segment (loss) profit	$(45,078)	$(10,663)	$19,342	$(134,152)	$(112,294)	$13,230
Significant items:
Non-recurring charges for contract cancellations and inventory and future support costs related to the Silicon Graphics 320 and 540 visual workstations	$—	$2,537	$2,100	$—	$(45,253)	$(20,950)
Vector supercomputer warranty-related Charges	$—	$—	$—	$—	$—	$(15,300)

    Reconciliation to SGI as reported (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue:
Total reportable segments	$481,271	$510,568	$1,343,313	$1,646,940
Other	28,447	53,119	79,648	150,143

Total SGI consolidated	$509,718	$563,687	$1,422,961	$1,797,083

Operating (loss) profit:
Total reportable segments	$(51,103)	$(36,399)	$(249,119)	$(233,216)
Other	4,218	18,001	9,129	41,476
Other operating (expense) income	(7,246)	17,677	(1,025)	(110,861)

Total SGI consolidated	$(54,131)	$(721)	$(241,015)	$(302,601)

11. Sale Leaseback Transaction

    In December 2000, we completed the sale of a portion of our corporate real estate in Mountain View, California for approximately $260 million, as amended. The transaction resulted in initial net proceeds of $185 million with the balance of the transaction to be completed and the proceeds received prior to December 31, 2001. As part of the transaction, we leased back specific buildings on our current campus over periods ranging from 2 to 12 years. All of the leases involved in this transaction are classified as operating leases.

    As a result of the transaction, we will recognize an overall gain of approximately $64 million, of which $10 million has been recognized during the second and third quarters of fiscal 2001. The remaining gain will be recognized over the terms of the respective leases and will be recorded as an offset to rent expense.

12. Recent Accounting Pronouncements

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

    In November 2000, the FASB Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as temporary equity. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder.

    Compliance with EITF 00-19 did not have a significant impact on our consolidated financial position or results of operation but resulted in a $104 million reclassification from equity to temporary equity on the balance sheet. This reclassification is necessary because the put option contracts require that collateral be posted and require delivery of registered shares. Subsequent to March 31, 2001, we have settled these equity derivative contracts.

13. Contingencies

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

    We also have been defending a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. The case was remanded to the U.S. District Court. In December 2000, the District Court granted Plaintiffs' motion to amend their Complaint and the case is in the discovery phase. In April 2001, Plaintiffs and Defendant reached an understanding that resolves this litigation. The actual settlement document has not been completed; Court approval of the settlement is required. The terms of the settlement will not have a material adverse impact on SGI's financial condition or results of operation.

    The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business—Export Regulation."

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

14. Subsequent Events

    In April 2001, we announced plans to eliminate approximately 1,000 regular, temporary and contractor positions, or about 15% our global workforce, in the fourth quarter of fiscal 2001 with the objective of reducing our operating expenses by about 20% from the fourth quarter of fiscal 2001 to the first quarter of fiscal 2002. These actions will result in a restructuring charge in the fourth quarter of fiscal 2001 of approximately $60—$80 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS

    This Quarterly Report on Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, cash and future profitability, our business transition objectives, headcount reductions and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

    These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; lower than anticipated demand for our products; changes in customer order patterns; the impact of the Company's restructuring activity on revenue and working capital; inadequate levels of working capital; heightened competition, resulting from rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to dependence on our partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with implementation of our new business practices, processes and information systems; litigation involving export compliance, intellectual property, securities laws or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

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

    The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray product line and distributed our remaining interest in MIPS through a spin-off. We believe it more relevant if certain current fiscal year results (revenue, gross margin and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 results. The pro forma results for the three and nine-month periods of fiscal 2000 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MIPS.

Results of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,			Pro Forma Nine Months Ended March 31 2000
					Pro Forma Three Months Ended March 31, 2000
(Numbers may not add due to rounding)	2001	2000	2001	2000
	(In millions, except per share amounts)
Total revenue	$510	$564	$1,423	$1,797	$471	$1,548
Cost of revenue	325	327	948	1,158	296	1,054

Gross profit	184	236	475	639	175	494
Gross profit margin	36.2%	41.9%	33.4%	35.5%	37.2%	31.9%
Total operating expenses	238	237	716	941	216	879

Operating loss	(54)	(1)	(241)	(303)	(41)	(385)
Interest and other income expense, net	—	(2)	(7)	(4)	(19)	(17)
Other non-recurring expense, net	(83)	(21)	(3)	(21)	—	—

Loss before income taxes	(137)	(23)	(251)	(327)	(60)	(402)

Net loss	$(141)	$(18)	$(261)	$(222)	$(46)	$(279)

Net loss per share—basic and diluted	$(0.74)	$(0.10)	$(1.38)	$(1.22)	$(0.25)	$(1.53)

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

    Revenue for the third quarter and the first nine months of fiscal 2001 increased $39 million or 8% and decreased $125 million or 8%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis.

    The following table presents total revenue by reportable segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
					Pro Forma Three Months Ended March 31, 2000	Pro Forma Nine Months Ended March 31, 2000
(Numbers may not add due to rounding)	2001	2000	2001	2000
	$ in millions
Servers	$205	$229	$535	$718	$188	$614
% of total revenue	40%	41%	38%	40%	40%	40%
Visual Workstations	$95	$108	$289	$410	$108	$410
% of total revenue	19%	19%	20%	23%	23%	26%
Global Services	$182	$173	$519	$519	$148	$441
% of total revenue	36%	31%	36%	29%	31%	29%
Other	$28	$53	$80	$150	$26	$83
% of total revenue	5%	9%	6%	8%	6%	5%

    Server revenue for the third quarter and the first nine months of fiscal 2001 increased $16 million, or 9%, and decreased $79 million, or 13%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. The increase in revenue for the third quarter fiscal 2001 is primarily attributable to the sale of products within the Origin™ and Onyx® product families that were introduced at the beginning of fiscal 2001.

    Visual Workstation revenue for the third quarter and the first nine months of fiscal 2001 decreased $14 million, or 13%, and $121 million, or 30%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. The decrease in revenue for the third quarter fiscal 2001 is primarily attributable to the continuing decline in our UNIX® workstation market, especially within the O2 product family.

    Revenue for the first nine months of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis was affected, by limited availability of the industry-standard ceramic packaging used by our supplier of custom ASICs for our Origin 3000 family of high-performance servers, Onyx 3000 family of graphics systems and Octane2 graphics workstations in the first and second quarters of fiscal 2001. We currently do not anticipate that the material constraints noted above will be a factor going forward.

    Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Global Services revenue for the third quarter and the first nine months of fiscal 2001 increased $34 million, or 23%, and $77 million, or 17%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. These increases primarily reflect an increase in professional services revenue and remanufactured systems sales, offset in part by a decline in our traditional customer support revenue.

    Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias/Wavefront.

    Total revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
					Pro Forma Three Months Ended March 31, 2000	Pro Forma Nine Months Ended March 31 2000
Area
	2001	2000	2001	2000
Americas	$256	$306	$770	$1,002	$245	$872
Europe	124	115	340	436	105	375
Rest of World	130	143	313	359	121	301

Total revenue	$510	$564	$1,423	$1,797	$471	$1,548

    Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
					Pro Forma Three Months Ended March 31, 2001
Area						Pro Forma Nine Months Ended March 31, 2000
	2001	2000	2001	2000
Americas	50%	54%	54%	56%	52%	56%
Europe	24%	21%	24%	24%	22%	24%
Rest of World	26%	25%	22%	20%	26%	19%

    The geographic revenue mix in the third quarter of fiscal 2001 did not shift significantly when compared with the corresponding period in fiscal 2000 on a pro forma basis. In terms of absolute dollars, increases in revenue were experienced across all regions. The increase in Rest of World business as a percentage of total revenue in the fist nine months of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis is principally due to an increase in professional services revenue in Japan.

    Our consolidated backlog at March 31, 2001 was $276 million compared with $386 million at December 31, 2000.

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

    Gross margin for the third quarter of fiscal 2001 decreased to 36.2% compared with the pro forma gross margin of 37.2% in the corresponding period of fiscal 2000. After excluding adjustments of approximately $5 million related to our decision to discontinue the Silicon Graphics 320 and 540 visual workstations, third quarter fiscal 2001 gross margin was relatively consistent with pro forma fiscal 2000 gross margin.

    Gross margin for the first nine months of fiscal 2001 was 33.4% compared with pro forma gross margin of 31.9% in the first nine months of fiscal 2000. The fiscal 2000 proforma gross margin reflects certain adjustments related to our decision to discontinue the Silicon Graphics 320 and 540 visual workstations and for estimated warranty related costs associated with the Cray T90™ supercomputer product line. Without these adjustments, our gross profit margin for the nine months of fiscal 2000 would have been 37.1%. The adjustments that affected the pro forma gross margin for the first nine months of fiscal 2000 includes charges of approximately $45 million for third party manufacturing contract cancellations and purchase commitments and for excess product demonstration inventory related to our Silicon Graphics 320 and 540 visual workstations, charges of $21 million to cost of service revenue for future unrecoverable visual workstation support costs, and charges of $15 million to cost of service revenue for estimated warranty related costs associated with the Cray T90 supercomputer product line. Gross margin for the first nine months of fiscal 2001 was affected by the residual impact of component issues in the first and second quarters of fiscal 2001 which affected shipping patterns and was a factor in causing a higher percentage of our revenue to come from lower margin products.

Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,
					Pro Forma Three Months Ended March 31, 2000	Pro Forma Nine Months Ended March 31, 2000
	2001	2000	2001	2000
	$ in millions
Research and development	$61	$70	$177	$234	$56	$193
% of total revenue	12.0%	12.3%	12.4%	13.0%	12.0%	12.5%
Selling, general and administrative	$170	$185	$538	$597	$178	$576
% of total revenue	33.3%	32.9%	37.8%	33.2%	37.8%	37.2%
Other	$7	$(18)	$1	$111	$(18)	$111
% of total revenue	1.4%	(3.1)%	(0.1)%	6.2%	(3.8)%	7.2%

    Operating Expenses (excluding Other Operating Expense).  Operating expenses for the third quarter and for the first nine months of fiscal 2001 declined 1% and 7%, respectively, in absolute dollars, and decreased as a percentage of total revenue, from 50% to 45% and remained relatively flat at 50%, respectively, compared with the corresponding periods of fiscal 2000 on a pro forma basis. Operating expenses in the third quarter of fiscal 2001 were flat compared with the corresponding period in fiscal 2000, and as a percentage of total revenue decreased due to higher revenue levels. The decrease in operating expenses, in absolute dollars, for the first nine months of fiscal 2001 compared with the corresponding period of fiscal 2000 on a pro forma basis, resulted primarily from lower headcount as a result of restructuring activities and attrition. In addition, concentrated research and development spending and management focus on expense contributed to the decline in operating expenses year over year. As a result of the reduction in workforce as discussed in Note 14 "Subsequent Events", we expect operating expenses to decline, with the impact of these reductions not to be realized until fiscal 2002.

    Other Operating Expense.  Other operating expense for the first nine months of fiscal 2001 represents third quarter charges of $3 million in reorganization costs and $4 million for consulting fees related to the current ERP implementation project, partially offset by a $6 million reduction to the restructuring costs we recorded in the first quarter of fiscal 2001. Other operating expense for the first nine months of fiscal 2000 includes a charge for estimated restructuring costs of $145 million, offset in part by a $34 million reduction to these estimated restructuring costs. See Note 6 to the Condensed Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

    Interest Income and Other, Net  Interest income and other, net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest income and other, net for the third quarter and the first nine months of fiscal 2001 declined in comparison to the corresponding periods of fiscal 2000 on a pro forma basis mainly due to lower interest income as a result of lower cash balances.

    Other Non-recurring expense Other non-recurring expense for the first nine months of fiscal 2001 includes an $83 million write-down of a venture investment taken in the third quarter, partially offset by a $50 million gain on the sale of marketable investments, a $24 million gain related to the sale of the Cray product line, and a $8 million gain on the sale of corporate real estate. Other non-recurring expense for the first nine months of fiscal 2000 includes a $21 million loss on the sale of the Cray product line.

    Taxes  Our provision for income taxes for the first nine months of fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions. The effective tax benefit rate for the first nine months for fiscal 2000 was 23%, excluding the impact of the $66 million year-to-date charge related to the Silicon Graphics 320 and 540 visual workstation product line, the impact of the $15 million charge related to the Cray T90 product line, the $111 million year-to-date charge for estimated restructuring costs and the $21 million loss on the sale of the Cray product line, which were tax effected at 37%. The fiscal 2000 benefit rate, excluding the charges related to the Silicon Graphics 320 and 540 products, the Cray T90 product line and estimated restructuring charges, differed from the Federal statutory rate primarily due to foreign losses for which no benefit was recognized.

Financial Condition

    At March 31, 2001, cash and cash equivalents and marketable and restricted investments totaled $324 million compared with $384 million at June 30, 2000. Included in the March 30, 2001 and June 30, 2000 balances are approximately $205 million and $126 million, respectively, of restricted investments as described in Note 3 "Restricted Investments."

    Primarily as a result of net losses, operating activities used $231 million during the first nine months of fiscal 2001 compared with using $35 million during the first nine months of fiscal 2000. To present cash flow from operating activities, net loss for the first nine months of fiscal 2001 was adjusted for certain significant items. The first nine months of fiscal 2001 net loss is adjusted to remove the impact of the $83 million write down of a venture investment. The net loss is also adjusted to remove the impact of the $50 million gain on the sale of marketable investments that is reflected as a cash flow from investing activities.

    Investing activities, other than changes in available-for-sale and restricted investments, provided $122 million in cash during the first nine months of fiscal 2001 compared with consuming $248 million during the first nine months of fiscal 2000. The principal source of cash during the first nine months of fiscal 2001 was the $185 million net cash proceeds received as a result of the sale-leaseback transaction involving a portion of our corporate real estate. The significant investing activity during the first nine months of fiscal 2000 was our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement.

    Financing activities provided $5 million during the first nine months of fiscal 2001 compared with $13 million during the first nine months of fiscal 2000. The principal financing activities during the first nine months of fiscal 2001 included $10 million in proceeds from the issuance of stock, offset in part by $5 million in debt payments. The principal financing activities during the first nine months of fiscal 2000 included proceeds from employee stock purchase plan issuances and employee stock option exercises, offset in part by the use of $24 million to repurchase shares of our common stock and $14 million to either retire or repay debt.

    At March 31, 2001, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $118 million. While we believe that this level of liquidity should be adequate to fund our business, this belief is based upon our expectations for operating results over the next several quarters. If our actual results differ materially from these or other relevant assumptions, we could consume more cash than we anticipate, in which case we would need to obtain alternative sources of liquidity, such as sales of assets, sales of securities or borrowings.

    In April 2001, we obtained an asset based credit facility, secured by U.S. accounts receivable and inventory. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $43 million of this line to secure a letter of credit.

Risks That Affect our Business

    SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

    Working Capital Requirements.  Primarily as a result of net losses, our operating activities consumed $231 million in cash during the first nine months of fiscal 2001. Unrestricted cash has declined during the first nine months of fiscal 2001 from $258 million at June 30, 2000 in unrestricted cash and marketable investments to $118 million at March 31, 2001, despite the receipt of $314 million from the sale of non-operating assets during that period. While we believe that this level of liquidity should be adequate to fund our business, this belief is based on assumptions about our operating results over the next several quarters. These assumptions include expected revenue and expense levels, assumptions about the cash levels required for restructuring, and an assumption that suppliers continue to work with us on current or more favorable terms. If our actual results differ materially from these or other relevant assumptions, we could consume more cash than we anticipate, in which case we would need to obtain alternative sources of liquidity, such as sales of assets, sales of securities or borrowings. We have no assurance that these alternatives would be available.

    During the first nine months of fiscal 2001, SGI has supplemented its working capital through the sale of certain assets, including real estate and investment securities. We anticipate further sales of real estate and other non core assets during the next few quarters to further supplement working capital. However, given the current general economic environment and the commercial real estate market conditions in Silicon Valley, it is not possible to predict the timing or value of any potential sale.

    Given the recent lowering of our credit rating, if we should need to obtain short-term borrowings, there can be no assurance such borrowings could be obtained at favorable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

    Expense Reduction Program.  SGI has had declining revenue and has been unprofitable on an operating basis for each of the past three fiscal years. While our operating expenses, excluding other operating expenses, have declined from $1.5 billion in fiscal 1998 to $1.3 billion in fiscal 1999 and to $1.1 billion in fiscal 2000, our expenses remain out of line with our revenues.

    During the fourth quarter of fiscal 2001, we plan to implement a further reduction in our operating expenses of approximately 20% from the fourth quarter levels, through a series of actions including a 15% targeted reduction in our workforce. While our objective is to reduce our costs in a manner that will not have a material impact on revenue levels, there is no assurance that this will be achieved or that we will successfully reduce our operating expenses in a timely manner and to a level sufficient to become breakeven or cash positive in fiscal 2002.

    Implementation of Global IT System.  SGI currently intends to implement a global system for Enterprise Resource Planning ("ERP") based on the Oracle software application in the first quarter of fiscal 2002. Our operations could be disrupted if the transition to the new system is not effected smoothly or if the system does not perform as expected.

    New Products.  Our ability to meet our objectives for fiscal 2001 and beyond is highly dependent on the success of new products. We operate in a highly competitive, quickly changing environment, and our future depends on our ability to develop and introduce new products in a timely fashion. If we are unable to develop new products that our customers will buy, our business and operating results will be adversely affected. Any extended failure to meet these objectives could affect not only our ability to ship our backlog but to continue to attract new orders.

    Dependence On Partners And Suppliers.  Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term addition of the Intel 64-bit architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints such as those that have existed during this fiscal year, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

    Employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We recently announced our plans to implement restructuring actions that are scheduled to occur during the fourth quarter of fiscal 2001. As we work through this process, there is no guarantee that we will not lose highly qualified employees.

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

    Dual Platform Strategy.  We have announced product roadmaps for both the server and workstation businesses that will, over the next five years, supplement our products based on the MIPS processor architecture with products based on the Intel processor architecture, and from the IRIX operating system to Linux and Windows NT. This process will involve our supporting both architectures indefinitely in order to provide flexibility and support to our customers. Risks associated with this strategy include uncertainty among employees, customers and partners, potential customer defection and higher operating expenses. There can be no assurance that we will introduce the new products required for these transitions as planned, successfully support our customer and partner base as they adopt these new products or otherwise manage this process in a way that will allow us to recover from this uncertainty.

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

    The present uncertainty in the economy has impacted the timing of buying decisions of our customers. Unless and until the economic environment becomes more positive it will be difficult for us to experience growth in revenue.

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

    Impact Of Government Customers.  A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience. The change in administration has apparently delayed some spending decisions by the U.S. government. We expect an upturn in our government business as the new administration is finalized; however, the length of time this will take and any major change in government programs may have a material impact on our operations and ability to generate revenue.

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

PART II—OTHER INFORMATION

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

    We also have been defending a securities class action lawsuit involving Alias Research Inc., which we acquired in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. The case was remanded to the U.S. District Court. In December, the District Court granted Plaintiffs' motion to amend their Complaint and the case remains in the discovery phase. In April 2001, Plaintiffs and Defendant reached an understanding that resolves this litigation. The actual settlement document has not been completed; Court approval of the settlement is required. The terms of the settlement will not have a material adverse impact on SGI's financial condition or operating results.

    The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business—Export Regulation."

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.29	Amendment to Stock Purchase Agreement dated December 20, 2000 among the Company, NKK Corporation and NKK U.S.A. Corporation.
10.30	Loan and Security Agreement between the Company and Foothill Capital Corporation and Bank of America, N.A. dated April 10, 2001.
(b)
Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001	SILICON GRAPHICS, INC. a Delaware corporation
	By:	/s/ HAROLD L. COVERT Harold L. Covert President (Principal Financial Officer)
/s/ JEFFREY ZELLMER Jeffrey Zellmer Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

SILICON GRAPHICS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share amounts)
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
SILICON GRAPHICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES