Form 10-K405
period 2001-06-30
SILICON GRAPHICS INC /CA/
filed 2001-10-15
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2001.

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2789662 (I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway, Mountain View, California 94043-1351
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
5 1/4% Senior Convertible Notes	New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form "10-K." /x/

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 2001 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $64 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2001, the registrant had outstanding 192,217,995 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held November 29, 2001 are incorporated by reference into Part III of this Report on Form 10-K.

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

    These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; ability to achieve profitable operations; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our visual workstation and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on our partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with implementation of our new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

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

    The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray® product line and distributed our remaining interest MIPS Technologies, Inc. ("MTI") through a spin-off. We believe it more relevant if certain current fiscal year results (revenue, gross margin and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 and 1999 results. The pro forma results for the twelve-month periods of fiscal 2000 and 1999 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MTI.

ITEM 1. BUSINESS

General

    SGI is a leading provider of high-performance computing, complex data management and visualization solutions. SGI products, services, and solutions enable technical and creative users to gain strategic and competitive advantages. We focus on five primary market segments—manufacturing, science, government and defense, media, and energy.

Products

    Most SGI™ computer systems are designed to use MIPS® RISC processors and our IRIX® operating system, which is an enhanced, real-time version of the UNIX® operating system. We also offer products and solutions based on the Intel® processor architecture and the Linux® operating system.

Servers

    SGI Origin™ 3000—The SGI Origin 3000 series of high-performance servers builds on the robust SGI NUMA architecture and IRIX operating system that has made the award-winning SGI Origin family of servers the most modular and scalable in the industry. The SGI Origin 3000 series delivers flexibility, resiliency, investment protection, and performance at breakthrough levels.

    With SGI NUMAflex™—a revolutionary snap-together server system concept that allows you to configure and reconfigure systems brick by brick—you can easily construct small to very large systems from a common set of building blocks. Taking modularity a step further, you can scale CPU, storage, and I/O components independently within each system. This enables the system to meet the exact demands of technical and creative user communities, working to provide them with the most advanced computational tools.

    SGI Origin 200—The SGI Origin 200 server is a MIPS processor and IRIX operating system based deskside server employing from one to four processors with PCI I/O. For customers with maximum I/O needs, the SGI Origin 200 GIGAchannel™ server provides additional PCI interfaces to deliver enterprise-class throughput for I/O-intensive applications. The SGI Origin 200 server is designed for departmental and other workgroup serving applications as well as Web serving.

    Advanced Graphics Systems—For eight years, the SGI Onyx® family of products has been driving the world's most realistic computing environments with increasing levels of system and graphics performance. Today's SGI Onyx 3000 series represents SGI's third generation of SGI Onyx family products and is built on the high-bandwidth SGI NUMA architecture and industry-leading InfiniteReality3™ graphics. SGI Onyx 3000 series systems are leading edge in their ability to integrate high-performance computing, complex data management, and high-performance visualization into a single system.

    SGI Reality Center™ environments are powered by SGI Onyx family systems and enable SGI customers to be leaders in their industry by allowing groups of decision makers to increase their level of innovation and address mission-critical problems in a visual and interactive manner. By immersing decision makers in high-quality, high-resolution and interactive environments, oil exploration companies can reduce the number of dry wells; automotive companies can design stylish, fuel-efficient, and safe cars; and pharmaceutical companies can identify successful drugs, minimize their side effects, and bring them to market in less time and at lower cost.

    SGI Graphics Cluster™ systems are cost-effective solutions for dedicated low-end visual simulation environments and are built using commercial off-the-shelf Linux operating systems and graphics cards with the addition of SGI hardware and software technology. SGI Graphics Cluster complements the SGI Onyx 3000 series at the high end of the visual simulation market and leverages SGI's expertise in creating multichannel solutions. SGI Graphics Cluster expands the reach of SGI solutions into the rapidly growing low-end multichannel visual simulation market.

Desktop Systems

    SGI desktop workstations combine key elements of workgroup collaboration, interactive media, and computing in a range of prices and performance. Systems in this family can be used for tasks as diverse as manipulating 3D models for computer-aided design ("CAD"), crunching numbers for chemistry and geographic information systems applications, guiding surgeons during medical procedures, or functioning as a tool for video editing, animation rendering, technical publishing, World Wide Web and intranet authoring and serving, and software development.

    Our Silicon Graphics® O2® and Silicon Graphics Octane® families of MIPS processor and IRIX operating system based desktop workstations provide key functionality for digital content creation in graphics-intensive markets such as industrial design and entertainment. The O2 family of entry-level desktop workstations features advanced 3D graphics and powerful imaging integrated with real-time video capability in an innovative Unified Memory Architecture. The O2 workstation has significant appeal in markets such as medical imaging, scientific visualization, weather broadcast, digital content creation, simulation, defense, mechanical CAD, software development, and education. The Octane family of single- and dual-processor workstations is designed to provide the strongest graphics and computational capability available in the desktop category for applications such as 3D solids modeling, mechanical CAD, digital prototyping, 3D visualization, animation, medical imaging, seismic interpretation, and professional audio and video production, including high-definition video and architectural design. The Silicon Graphics® Octane2™ workstation features robust SGI VPro™ graphics for IRIX, designed for the demanding requirements of leading-edge professionals.

    The Silicon Graphics 750 system is the first offering in the Silicon Graphics family of Itanium™ processor-based products for Linux, incorporating the Intel 64-bit architecture, open-source Linux software, and libraries optimized for SGI to set a new standard for high-performance Linux computing. It is designed to accommodate the most demanding power users in technical and high-performance computing markets at affordable, entry-level prices.

Other Products

    Customers in the high-performance computing ("HPC") markets desire ever increasing performance from their servers, creating a parallel need to manage massive amounts of data generated by these servers. To address the problem of complex data management, SGI has developed a series of products and solutions to help customers utilize their data in a more efficient manner, resulting in better workflow management, faster cycle times, and higher levels of performance, availability, and security.

    SGI offers a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. As an industry leader in delivering high-bandwidth storage area networks ("SAN") for the HPC market, SGI offers SAN solutions based on tightly integrating the CXFS™ shared filesystem, along with FailSafe™ high-availability software and Data Migration Facility ("DMF") for hierarchical storage management. SGI also has network attached storage offerings through a range of file-serving solution bundles. At the core of SGI storage solutions are three key product offerings:

    The SGI TP9100 storage array delivers excellent value for a RAID storage solution, providing the benefits of Fibre Channel for budget-conscious customers interested in high performance, scalability, and availability. An integrated package design makes the TP9100 a good fit for the workgroup; it's available in either deskside tower packaging or a rack-mountable chassis.

    The SGI TP9400 storage array complements the high-performance SGI Origin 3000 series of NUMA servers. Delivering the highest level of bandwidth for demanding customer environments, the TP9400 can manage heavy I/O at sustained rates and also provide advanced software features to simplify management and maintain high levels of availability. The flexible design of this RAID subsystem allows customers to create tailored configurations for either high-bandwidth or high transaction rate environments.

    Hitachi Freedom Storage™ Lightning 9960™ is an enterprise-class storage subsystem for customers who cannot afford to lose access to their data. The internal system architecture delivers the highest levels of scalable bandwidth and I/O performance in the industry. A multitude of advanced software management features is available to maintain a high level of availability for customers unwilling to settle for less. The HDS 9960 is also certified to support SGI XFS™ and CXFS™ filesystems, FailSafe, and DMF as part of a total SAN solution.

Alias/Wavefront

    Our Alias/Wavefront subsidiary develops award-winning solutions for the film and video, game, interactive media, industrial design, and visualization markets. These solutions—Maya® software for the entertainment industry and Alias Studio™ tools for design—give artists a distinct creative advantage, no matter what their discipline. These industry-leading solutions run on the IRIX, Linux, Windows®, and Macintosh® operating systems. Alias/Wavefront is based in Toronto, Canada, with sales offices and distribution worldwide.

Applications Software

    We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver the highest quality software and hardware products on our platform.

Marketing, Sales, and Distribution

    We sell our system products and solutions through both our direct sales force and indirect channel partners. In fiscal year 2001 direct sales accounted for more than half of our product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. We also have channel partners in almost all the countries in which we have a presence; in others, we work through an SGI authorized distributor.

    Our indirect channel partners include service providers, systems integrators, VARs, ISVs, distributors and master resellers.

    Information with respect to international operations and export sales may be found in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. See also "Risks That Affect Our Business" included in Part II, Item 7 of this Form 10-K. No single end-user customer accounted for 10% or more of our revenues for each of the last three fiscal years.

Customer Service and Support

    We believe that the quality and reliability of our products and the support we provide to customers are critical to our success. Our customer service organization includes field service engineers, field product and applications specialists, product support engineers, training specialists, and administrative support personnel. We also provide customer education through regularly scheduled courses in system software administration, applications programming, and hardware maintenance. We provide local customer support from offices in North America, Western Europe, and the Pacific Rim, with spare parts inventories at each location. International distributors provide training and support for products sold by them. We typically provide a standard "return-to-factory" hardware warranty against defects in materials and workmanship for periods of up to three years.

Professional Services

    We have developed our own professional services organization to enable us to offer a wider variety of solutions-oriented services, including consulting, custom engineering, and systems integration services. This organization has more than 240 professionals engaged in this effort. The employees in this organization are solution architects, senior project managers, and technical engineers.

Research and Development

    Our research and development program is directed principally toward maintaining and enhancing our competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing our computing architectures, graphics subsystems, MIPS microprocessors, compiler software, operating system, applications software and development tools. We also are leveraging our work on our MIPS and IRIX systems to introduce systems that incorporate the Intel Itanium family of processors.

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

    During fiscal 2001, 2000 and 1999, we spent approximately $236 million, $301 million and $380 million, respectively, on research and development which represented 12.7%, 12.9% and 13.8%, respectively, of total revenue. Fiscal 2000 and 1999 includes research and development associated with Cray product line and MTI, which were divested in the later part of fiscal 2000. We are committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenues. However, declines in total revenue over the last several fiscal years have led us to substantially reduce the absolute level of our investment in research and development.

Manufacturing

    Our manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. Products are subjected to substantial environmental stress and electronic testing prior to shipment.

    Our main manufacturing facilities are in Chippewa Falls, Wisconsin and near Neuchâtel, Switzerland. Our U.S. plant currently produces MIPS-based servers and graphics systems, while our plant in Switzerland produces desktop systems. Our Intel-based products are manufactured by third party manufacturing partners. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors, and in August 2001 we announced our intention to shift our manufacturing activity to Wisconsin and close our facility in Switzerland by the end of the calendar year.

    Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits ("ASICs"), storage products, especially RAID-based products, and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. During the first half of fiscal 2001 we experienced substantial shipment constraints due primarily to an industry-wide shortage of ceramic packaging for ASICs. Risks also include long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory.

    We also have single sources for less critical components, such as peripherals, communications controllers and power supplies, and monitors and chassis. We believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our results.

    Many of our suppliers are located outside the United States, with a high concentration located in Japan. Pricing from these suppliers can be strongly affected by such factors as protectionist measures and changes in currency exchange rates. In addition, the markets for memory chips (DRAMs, SRAMs and VRAMs), which are a significant component of our overall systems costs, tend to be highly volatile both in terms of pricing and availability.

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

    Our principal competitors are Compaq, Dell, Hewlett-Packard, IBM and Sun Microsystems, all of which are far larger companies with much greater resources.

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

    Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. Although no such proceedings were pending as of June 30, 2001, we expect that litigation of this sort will reoccur from time to time.

Employees

    As of June 30, 2001, we had 5,956 regular employees, including approximately 300 regular employees who had been notified of their termination under the fiscal 2001 restructuring plan, compared with 6,726 at June 30, 2000. In July 2001, we announced our intention to further reduce the size of our workforce by another 10-15% to align our expenses with the reduced levels of business experienced during fiscal 2001. Our future success will depend, in part, on our ability to continue to retain and motivate highly qualified technical, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by European Union or other applicable laws. We believe that our employee relations are good.

Corporate Data

    SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2. PROPERTIES

    We believe that we currently have sufficient facilities to conduct our operations into the foreseeable future and may close or further consolidate existing facilities during the next fiscal year. We lease sales, service, R&D, and administrative offices worldwide and have principal corporate and manufacturing facilities in the following locations:

    California  Our corporate offices and primary R&D and administrative operations are located in Mountain View, California, where we lease a total of about 1,080,536 square feet. Our principal facilities include: a four building, 518,000 square foot leased campus facility completed in fiscal 1997 on 22 acres of leased land and a campus facility with 2 R&D buildings occupied in early fiscal 2000, totaling approximately 224,000 square feet of leased space on 13 acres of leased land. We also lease seven other buildings near our Mountain View headquarters, comprising approximately 339,000 square feet.

    Minnesota and Wisconsin  We own and lease manufacturing, service and R&D facilities of about 360,000 square feet in Chippewa Falls, Wisconsin and sales, administrative and R&D facilities of about 342,000 square feet in Eagan, Minnesota.

    Switzerland  Our European manufacturing and support center near Neuchatel, Switzerland is located in an owned facility, consisting of about 170,000 square feet. We expect to close this facility by the end of December 2001.

ITEM 3. LEGAL PROCEEDINGS

    Information regarding legal proceedings is set forth in Note 21 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Executive Officers of the Registrant

    The executive officers of SGI and their ages as of August 31, 2001 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert R. Bishop	58	Chairman, Chief Executive Officer and Director	1999
Warren Pratt	48	Executive Vice President and Chief Operating Officer	2000
Sandra M. Escher	41	Senior Vice President and General Counsel	1999
Eng Lim Goh, PhD.	41	Senior Vice President and Chief Technology Officer	2000
Jan Silverman	51	Senior Vice President, Marketing	2001
Jeffrey Zellmer	41	Senior Vice President and Chief Financial Officer	2000

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

    Mr. Pratt was appointed Chief Operating Officer of SGI in May of 2001. He has held a variety of general and engineering management positions at SGI since 1992 and was made Executive Vice President of Engineering and Manufacturing in May of 2000. Prior to that and beginning in 1998, he served as President and General Manager of Alias/Wavefront.

    Ms. Escher was made Senior Vice President and General Counsel in May of 2001. She was appointed Vice President and General Counsel in April 1999. She joined SGI in July 1993 as Securities Counsel and served as the Director of Corporate Legal Services between September 1996 and April 1999.

    Dr. Goh was appointed Senior Vice President and Chief Technology Officer in May of 2001. He was made Vice President and Chief Technology Officer in October 2000 and Vice President of global systems engineering in October of 1999. He joined SGI in 1990 and has held a variety of systems engineering positions since that time.

    Mr. Silverman was appointed Senior Vice President, Marketing in April of 2001. He joined SGI in May of 1999 as Vice President of server marketing. Prior to joining SGI, he held a number of marketing director and product management positions, including the head of marketing for Internet imaging operations at HP from September 1996 through April 1999.

    Mr. Zellmer became Senior Vice President and Chief Financial Officer of SGI in July of 2001. He was made Vice President, Corporate Controller in July 2000. He has held a variety of financial management positions at SGI and its predecessor MIPS Computer Systems since 1988.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    SGI's common stock is traded on the New York Stock Exchange under the symbol SGI. The following table sets forth, for the periods indicated, the high, low, and close prices for the Common Stock as reported on the NYSE. Prices for periods after June 20, 2000 reflect the impact on SGI's stock price of the spin-off of our majority interest in MIPS Technologies, Inc. ("MTI").

Price Range for Common Stock

	Fiscal 2001			Fiscal 2000
	Low	High	Close	Low	High	Close
First Quarter	$3.56	$5.00	$4.12	$10.56	$18.88	$10.94
Second Quarter	$3.12	$4.56	$4.00	6.88	12.81	9.69
Third Quarter	$3.56	$5.00	$3.94	8.25	13.50	10.56
Fourth Quarter	$1.02	$4.00	$1.39	3.06	11.25	3.75

    SGI had 6,817 stockholders of record as of June 30, 2001. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

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

	Years ended June 30
	2001	2000(3)	1999	1998	1997
	(in thousands, except per share amounts)(3)
Operating Data:
Total Revenue	$1,854,461	$2,331,134	$2,748,957	$3,100,610	$3,662,601
Costs and expenses:
Cost of revenue	1,247,713	1,503,525	1,603,250	1,963,551	2,022,546
Research and development	236,240	301,248	380,346	459,188	479,101
Selling, general and administrative	716,591	785,196	907,612	1,068,429	1,038,313
Other operating expense(1)	102,052	102,861	(15,107)	205,543	10,757

Operating (loss) income	(448,135)	(361,696)	(127,144)	(596,101)	111,884
Interest and other income (expense), net(2)	(18,020)	(20,188)	252,865	(818)	(13,694)

(Loss) income before income taxes	$(466,155)	$(381,884)	$125,721	$(596,919)	$98,190

Net (loss) income	$(493,043)	$(829,544)	$53,829	$(459,627)	$78,551

Net (loss) income per share:
Basic	$(2.59)	$(4.52)	$0.29	$(2.47)	$0.44
Diluted	$(2.59)	$(4.52)	$0.28	$(2.47)	$0.43
Shares used in the calculation of net (loss) income per share:
Basic	190,338	183,528	186,374	186,149	175,548
Diluted	190,338	183,528	189,427	186,149	182,637
Balance Sheet Data:
Cash, cash equivalents and marketable and restricted investments	$202,960	$384,489	$782,369	$736,720	$374,292
Working (deficiency)capital	(41,884)	58,781	869,980	968,700	1,229,388
Total assets	1,283,029	1,839,211	2,788,257	2,964,706	3,344,592
Long-term debt and other	412,720	385,133	387,005	403,522	419,144
Stockholders' (deficit) equity	(25,283)	592,550	1,424,199	1,464,512	1,839,242
Statistical Data:
Number of employees	5,956	6,726	9,191	10,286	10,930
Long-term debt and other/total capitalization	107%	39%	21%	22%	19%

(1)
Fiscal 2001 amount includes net restructuring charges ($82 million) and impairment charges ($20 million). Fiscal 2000 amount includes restructuring and impairment charges ($103 million). Fiscal 1999 amount includes a reduction in previously estimated restructuring charges ($14 million). Fiscal 1998 amount includes restructuring charges ($144 million), a charge for long-lived asset impairment ($47 million) and a write-off of acquired in-process technology ($17 million). Fiscal 1997 amount represents merger-related expenses.

(2)
Fiscal 2001 includes an $83 million write off of our investment in a private company and $50 million in gains from the sale of marketable investments. Fiscal 1999 amount includes a $273 million gain on the sale of a portion of SGI's interest in MTI.

(3)
Amounts reflect the March 31, 2000 sale of our Cray product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The past three fiscal years for SGI have seen declining revenues and unprofitable operations as we have felt the impact of technologies and product families in transition, management and employee turnover, strong competition and the slowdown in the economy. During fiscal 2001, we took several major steps to refocus our operations, including the restructuring of our overall operations and the discontinuation of our Pentium® III processor-based product line. We also continued to manage significant reductions in operating expenses compared with fiscal 2000 levels. While these steps are all-important parts of our plan to restore growth and profitability, in the short-term they had a pronounced impact on our fiscal 2001 financial results.

    The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray product line and distributed our remaining interest in MTI through a spin-off. We believe it more relevant if certain current fiscal year results (revenue, gross margin, interest and other, and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 and 1999 results. The pro forma results for the twelve-month periods of fiscal 2000 and 1999 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MTI.

Results of Operations

	Years ended June 30,			Pro forma Years Ended June 30,
	2001	2000	1999	2000	1999
	(Numbers may not add due to rounding) $ in millions
Total revenue	$1,854	$2,331	$2,749	$2,060	$2,344
Cost of revenue	1,248	1,504	1,603	1,398	1,399

Gross profit	607	828	1,146	661	946
Gross profit margin	32.7%	35.5%	41.7%	32.1%	40.3%
Total operating expenses	1,055	1,189	1,273	1,113	1,206

Operating loss	(448)	(362)	(127)	(453)	(260)
Interest and other (expense) income, net	(18)	(20)	253	(11)	256

(Loss) income before income taxes	$(466)	$(382)	$126	$(463)	$(4)

Net (loss) income	$(493)	$(830)	$54	$(892)	$(46)

Net (loss) income per share-basic	$(2.59)	$(4.52)	$0.29	$(4.86)	$(0.25)

Net (loss) income per share-diluted	$(2.59)	$(4.52)	$0.28	$(4.86)	$(0.25)

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

    Total revenue in fiscal 2001 decreased $206 million or 10% compared with pro forma fiscal 2000, and pro forma fiscal 2000 decreased $284 million or 12% compared with pro forma fiscal 1999. These declines reflect strong competition from much larger companies and other factors discussed below that affected particular product families.

    The following table presents the percentage of total revenue by reportable segment:

	Years ended June 30,			Pro forma Years Ended June 30,
	2001	2000	1999	2000	1999
	(Numbers may not add due to rounding) $ in millions
Servers	$700	$946	$1,218	$843	$1,021
% of total revenue	38%	41%	44%	41%	44%
Visual Workstations	$362	$500	$647	$500	$647
% of total revenue	19%	21%	24%	24%	28%
Global Services	$682	$678	$682	$600	$547
% of total revenue	37%	29%	25%	29%	23%
Other	$110	$206	$201	$116	$130
% of total revenue	6%	9%	7%	6%	5%

    Fiscal 2001 Server revenue decreased $143 million or 17% compared with pro forma fiscal 2000. The decrease primarily reflects lower revenue levels within our Origin brand scalable server business and our Onyx graphics system business primarily due to the limited availability in the first half of fiscal 2001 of the industry-standard ceramic packaging used in ASICs for our Origin and Onyx 3000 systems and the slowdown in the economy which affected overall shipping patterns. On a pro forma basis, fiscal 2000 Server revenue decreased $178 million or 17% compared with fiscal 1999. The decrease primarily reflects lower revenue within our Origin brand scalable server business due to a mature product line for which the next generation Origin 3000 family of high-performance servers were introduced in the first quarter of fiscal 2001. On a pro forma basis, our Onyx graphics systems revenue also declined during fiscal 2000 compared with fiscal 1999, due to a mature product line for which the next generation Onyx 3000 family of graphics systems were introduced in the first quarter of fiscal 2001. We also believe fiscal 2000 revenue for both our Origin and Onyx servers was also adversely impacted by manufacturing process issues that delayed delivery of our R12000™ 400-megahertz processors. We began receiving shipments of these processors during the fourth quarter of fiscal 2000.

    Fiscal 2001 Visual Workstation revenue decreased $138 million or 28% compared with pro forma fiscal 2000. The decrease in revenue is primarily attributable to the declining UNIX workstation market, especially within the O2 product family. On a pro forma basis, fiscal 2000 Visual Workstation revenue decreased $147 million or 23% compared with fiscal 1999. These decreases reflected the declining UNIX workstation market and the disappointing sales performance of our visual workstations based on the Windows NT® operating system introduced in the second half of fiscal 1999. In light of the disappointing sales performance of our proprietary architecture Silicon Graphics® 320 and Silicon Graphics® 540 visual workstations, we decided to discontinue this product family in favor of products with more industry standard architecture and recorded charges to cost of revenue during fiscal 2000 related to this transition. See "Gross Profit Margin" and "Operating Expenses."

    Global Services revenue is comprised of hardware and software support and maintenance, professional services and remanufactured systems sales. Fiscal 2001 Global Services revenue increased $82 million or 14% compared with pro forma fiscal 2000. The increase in revenue is primarily attributable to the growth of business within our professional services organization as well as increases in remanufactured systems sales. On a pro forma basis, fiscal 2000 revenue increased $53 million or 10% compared with fiscal 1999. The increase reflects the impact of our investment in our professional services businesses as well as increases in the level of our remanufactured systems business, offset in part by a decline in our traditional customer support revenue.

    Other revenue is principally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias/Wavefront.

    Total revenue by geographic area for fiscal 2001, 2000 and 1999 was as follows (in millions):

Area	2001	2000	1999	Pro forma 2000	Pro forma 1999
Americas	$1,008	$1,314	$1,536	$1,176	$1,332
Europe	437	551	754	490	661
Rest of World	409	466	459	394	351

Total revenue	$1,854	$2,331	$2,749	$2,060	$2,344

    Geographic revenue as a percentage of total revenue for fiscal 2001, 2000 and 1999 was as follows:

Area	2001	2000	1999	Pro forma 2000	Pro forma 1999
Americas	54%	56%	56%	57%	57%
Europe	24%	24%	27%	24%	28%
Rest of World	22%	20%	17%	19%	15%

    The increase in Rest of World business in both fiscal 2001 and 2000 primarily reflects increased sales in Japan as a percentage of total revenue.

    Our consolidated backlog at June 30, 2001 was $209 million, down from $298 million at June 30, 2000. Backlog for both the Servers and Visual Workstations segments of our business were impacted by the slowdown in the current economic environment, offset in part by a slight increase in our professional services business.

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

    Our overall gross profit margin increased to 32.7% in fiscal 2001 compared with 32.1% in pro forma fiscal 2000. Gross profit margin for fiscal 2001 includes a $19 million charge for inventory costs related to the discontinuation of the Pentium III processor-based product line. Without these charges, gross margin for fiscal 2001 would have been 33.7%. Gross profit margin for fiscal 2000 includes certain adjustments related to our Silicon Graphics 320 and 540 visual workstations including charges of approximately $46 million for third party manufacturing contract cancellations and purchase commitments and for excess product and demonstration inventory related to our Silicon Graphics 320 and 540 visual workstations. Also, during fiscal 2000, we charged $21 million to cost of service revenue for future unrecoverable visual workstation support costs. In addition, we recorded a $15 million charge to cost of service revenue for estimated warranty related costs associated with the Cray T90™ supercomputer product line and $18 million for the write-down of excess spares. Without these adjustments, our gross profit margin for fiscal 2000 would have been 37.0%.

    Gross margin for fiscal 2001 was affected by the limited availability of certain components in the first and second quarters of fiscal 2001 which affected shipping patterns and was a factor in causing a higher percentage of revenue to come from lower margin products.

Operating Expenses

	2001	2000	1999	Proforma 2000	Proforma 1999
	$ in millions
Research and development	$236	$301	$380	$253	$339
% of total revenue	13%	13%	14%	12%	15%
Selling, general and administrative	$717	$785	$908	$757	$882
% of total revenue	39%	34%	33%	37%	38%
Other	$102	$103	$(15)	$103	$(15)
% of total revenue	6%	4%	(1%)	5%	(1%)

    Our total fiscal 2001 operating expenses decreased $58 million or 5% compared with pro forma fiscal 2000 and pro forma fiscal 2000 decreased $93 million or 8% compared with pro forma fiscal 1999. Fiscal 2001 operating expenses included $102 million of charges for restructuring and impairment and $18 million of charges as a result of the implementation of an Enterprise Resource Planning ("ERP") system and costs associated with a business reorganization. Pro forma fiscal 2000 operating expenses included a net charge of $103 million for estimated restructuring and impairment charges. Pro forma fiscal 1999 operating expenses included a $14 million reduction to the restructuring costs we estimated at the end of fiscal 1998.

    Research and development  Research and development spending decreased $17 million or 7% in fiscal 2001 compared with pro forma fiscal 2000 and, on a pro forma basis decreased $86 million or 25% in fiscal 2000 compared with fiscal 1999. The fiscal 2001 decrease reflects reductions in headcount as well as more concentrated research and development efforts. The pro forma fiscal 2000 decrease reflects reductions in our investment in Windows NT-based visual workstation development as we transition to more industry standard architectures, as well as reductions in our investment in UNIX workstation development as the market for UNIX workstations continues to shrink.

    Selling, general and administrative  Selling, general and administrative expenses decreased $40 million or 5% in fiscal 2001 compared with pro forma fiscal 2000, and on a pro forma basis decreased $125 million or 14% in fiscal 2000 compared with fiscal 1999. The fiscal 2001 decrease reflects reduced headcount as a result of restructuring activities and attrition, significantly reduced commission and outside service expenses and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. The decrease was partially offset by $18 million of charges as a result of the implementation of an ERP System and costs associated with a business reorganization. The fiscal 2000 decrease reflects the impact of that year's restructuring actions including lower compensation expense, reduced occupancy costs and overall general expense control. Marketing expenses decreased significantly, particularly in corporate programs.

    Other operating expense  Other operating expense for fiscal 2001 represents a charge for estimated restructuring of $88 million and charges of $20 million associated with the impairment of assets, partially offset by adjustments to previously recorded restructuring charges of $6 million. Other operating expense for fiscal 2000 represents a net charge for estimated restructuring costs of $103 million. Other operating expense for fiscal 1999 includes a $14 million reduction to the restructuring costs we estimated at the end of fiscal 1998. As a result of these restructuring actions, we anticipate cash outflows of $37 million through fiscal 2002 for severance and related charges and canceled contracts and $43 million through fiscal 2010 for facilities related expenditures. See Note 3 to the Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

    Interest Expense  Interest expense increased 4% in fiscal 2001 compared with fiscal 2000 and declined 16% in fiscal 2000 compared with fiscal 1999. The 16% decline in interest expense from fiscal 1999 to fiscal 2000 was primarily due to a reduction in long-term borrowings of $6 million.

    Interest Income and Other, Net  Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for fiscal 2001 of $2 million decreased $6 million from pro forma fiscal 2000 and, on a pro forma basis, increased $2 million in fiscal 2000 from fiscal 1999. Interest income and other, net for fiscal 2001 includes an $83 million write-off of a private investment, a $50 million gain on the sale of marketable investments, a $24 million gain related to the sale of the Cray product line, and an $8 million gain on the sale of corporate real estate. Significantly lower cash balances in fiscal 2001 compared with fiscal 2000 also contributed to a decrease in interest income. The increase in interest and other income, net on a pro forma basis in fiscal 2000 compared with fiscal 1999 is primarily attributable to the write-down of investments in certain technology companies in fiscal 1999 that did not recur in fiscal 2000, offset in part by the loss on the sale of our Cray product line in fiscal 2000 as well as a decrease in interest income due to significantly lower cash balances in fiscal 2000.

Provision for Income Taxes

    In fiscal 2001, we made a provision for income taxes totaling $27 million, which comprised of federal, state, and foreign jurisdictional taxes currently payable. We did not recognize a benefit for our fiscal 2001 loss, since the resulting deferred tax asset does not meet the realizability criteria under SFAS No. 109.

    Although we also incurred a loss for fiscal 2000, we made a provision for income taxes totaling $448 million. Included in this provision was $46 million in taxes currently payable in federal, state, and foreign jurisdictions and a cumulative change in accounting method charge of $93 million related to our intention to no longer permanently invest accumulated earnings attributable to certain foreign affiliates which manufacture in foreign jurisdictions. We intend to utilize such earnings to satisfy liquidity requirements in the US and other jurisdictions in which we operate. Also included in this provision was a $369 million increase in the valuation allowance against deferred tax assets which, due to the distribution of MTI in a manner that was tax-free for SGI in the fourth quarter of fiscal 2000, no longer met the realizability criteria under SFAS No. 109. Offsetting these charges was a reduction of $67 million in previously provided income tax reserves related to certain exposures that were no longer necessary given the increase in the valuation allowance against our net deferred tax assets.

Recent Accounting Pronouncements

    In July 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provision of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 as of July 1, 2001 and SFAS 142 as of July 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position, or cash flows.

Financial Condition

    At June 30, 2001, cash and cash equivalents and marketable investments totaled $126 million compared with $258 million at June 30, 2000. Also, included in the balance sheet at June 30, 2001 and June 30, 2000 is approximately $77 million and $126 million, respectively, of restricted investments. Restricted investments at June 30, 2001 consist of short and long-term investments held under a security agreement or pledged as collateral against letters of credit.

    Operating activities used $282 million in cash for fiscal 2001, compared with using $76 million in fiscal 2000 and providing $145 million in fiscal 1999. To present cash flows from operating activities, net (loss) income for each of the past three years had to be adjusted for certain significant items that did not either provide or use cash. Fiscal 2001 net loss is adjusted to remove the impact of a $83 million non-cash charge for the write-off of an investment in a private company and a $50 million gain on the sale of marketable investments that is reflected as a cash flow from investing activity. Included in fiscal 2000 adjustments is a $369 million increase in our valuation allowance against our remaining deferred tax asset and a $93 million tax charge related to repatriating accumulated foreign earnings. Partially offsetting these charges is a $67 million reduction in previously provided income taxes related to certain exposures that were no longer necessary given the increase in the valuation allowance against our deferred tax assets. Fiscal 1999 net income is adjusted to remove the impact of the $273 million gain on the sale of a portion of our interest in MTI stock that is reflected as a cash flow from investing activities and $27 million in non-cash charges for the write-off of investments in certain technology companies.

    In addition to the adjustments noted above, the negative operating cash flow in fiscal 2001 was partially due to approximately $9 million in cash payments for severance and contractual obligations related to restructuring activities. These activities are expected to result in future cash outlays of approximately $79 million, the majority of which will occur in the first half of fiscal 2002 and will be funded through through cash and cash equivalents.

    Investing activities, other than changes in our marketable and restricted investments, provided $194 million in cash during fiscal 2001. The principal investing activity during fiscal 2001 was the sale of certain corporate real estate for total cash proceeds of $278 million. These proceeds were partially offset by capital expenditures, including capitalized costs associated with our global ERP system. Investing activities, other than changes in our marketable and restricted investments and MTI transactions, consumed $349 million in cash during fiscal 2000 and $261 million during fiscal 1999. The principal investing activity during fiscal 2000 was for the acquisition of capital equipment and our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement. In addition, cash was reduced by $84 million as result of the spin-off of MTI which is no longer included in our consolidated balance sheet. Investing activities in fiscal 1999 primarily related to the acquisition of capital equipment and spare parts as well as $35 million to fund a portion of an investment in a private company.

    Financing activities over the past three years have included the issuance of common stock under employee stock purchase and option plans, the repurchase of common stock and the repayment of debt. Our board of directors has authorized the repurchase of up to 27.5 million shares of common stock to mitigate the dilutive effect of the stock plans. Since commencement of this repurchase program in 1996 we have repurchased 27.4 million shares of common stock at a cost of $439 million. During fiscal 2001, we settled the equity forward contracts under which we were committed to buy an aggregate of 6.0 million shares of common stock for approximately $104 million. No additional repurchases are planned for fiscal 2002.

    During the third quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $43 million of this line to secure a letter of credit. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants. During the first quarter of fiscal 2002, we were not in compliance with the financial covenants relating to EBITDA for the fourth quarter of fiscal 2001 and daily unrestricted cash balances and have obtained a waiver from the lender of these defaults. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

    We have incurred net losses and negative cash flows from operations during each of the past two fiscal years. Primarily as a result of net losses, our operating activities consumed $282 million in cash during fiscal 2001. At June 30, 2001, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $126 million. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation. Actions that have been taken and as to which discussions are in progress include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our planned licensing and sales transactions and our fiscal 2002 operating plan, will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. The failure to execute successfully on this program, if combined with a failure to achieve our planned-for operating results or significant changes in the terms of our relationships with key suppliers, could result in our not having adequate liquidity to manage our business.

Risks That Affect Our Business

    SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

    Working Capital Requirements.  Primarily as a result of net losses, our operating activities consumed $282 million in cash during fiscal 2001. Unrestricted cash and marketable investments declined from $258 million at June 30, 2000, to $126 million at June 30, 2001, despite the receipt of $367 million from the sale of non-operating assets during that period. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation. Actions that have been taken and as to which discussions are in progress include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. The failure to execute successfuly on this program, if combined with a failure to achieve our planned-for operating results or significant changes in the terms of our relationships with key suppliers, could result in our not having adequate liquidity to manage our business.

    Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

    We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants. During the first quarter of fiscal 2002, we were not in compliance with the financial covenants relating to EBITDA for the fourth quarter of fiscal 2001 and daily unrestricted cash balances and have obtained a waiver from the lender of these defaults. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

    Impact of Business Climate and Recent Developments.  SGI's business was hampered throughout fiscal 2001 by a weakening business climate that affected the willingness of customers globally to make substantial investments in information technology. It is too early to assess the extent to which the events of September 11 have exacerbated these trends, except that some adverse impact on SGI's results for the quarter ended September 30, 2001 is expected. If the medium-term effect is to further depress the business climate, and if shortfalls in sales to private sector customers are not offset by increased sales to government customers, especially in the national defense and intelligence areas, then SGI would fail to achieve its planned-for operating results, which will further weaken SGI's financial condition.

    Expense Reduction Program.  SGI has had declining revenue and has been unprofitable on an operating basis for each of the past four fiscal years. While our operating expenses, excluding other operating expenses, have declined substantially over the last two years on a pro forma basis, they have declined at a slower rate than revenues. During the fourth quarter of fiscal 2001, we announced and began to implement restructuring actions with the objective of reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based, covering virtually all aspects of our products, operations and processes. In July 2001, we announced our intention to further reduce the size of our workforce by another 10-15% to align our expenses with the reduced levels of business experienced during fiscal 2001. We have also taken steps to begin the shut-down of our manufacturing facility in Switzerland—if the transition of all manufacturing to our facility in Chippewa Falls is not completed in an expeditious and efficient manner, we could experience problems shipping systems to our customers. While our objective is to reduce our costs in a manner that will not have a material impact on revenue levels, there is no assurance that this will be achieved or that we will successfully reduce our operating expenses in a timely manner and to a level sufficient to become breakeven or cash positive in fiscal 2002.

    Implementation of Global IT System.  SGI implemented a global system for ERP at the start of fiscal 2002. During the September quarter, we have experienced delays and inaccuracies in order entry, shipment, billing and financial reporting. While the functioning of the system has continuously improved during this period, our operations have been affected by the transition to the new system and disruption to our business activity and cash flows could occur if the system does not perform as expected.

    New Products.  Our ability to meet our objectives for fiscal 2002 and beyond is highly dependent on the success of new products. We operate in a highly competitive, quickly changing environment, and our future depends on our ability to develop and introduce new products in a timely fashion. If we are unable to develop new products that our customers will buy, our business and operating results will be adversely affected. Any extended failure to meet these objectives could affect not only our ability to ship our backlog but to continue to attract new orders.

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

    Employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We recently announced our plans to implement further restructuring actions that are scheduled to occur during the first quarter of fiscal 2002. As we work through this process, there is no guarantee that we will not lose highly qualified employees.

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

    A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Robert Bishop, is not a United States citizen. However, these arrangements are subject to customer review and approval and periodic review by the Defense Security Service of the Department of Defense. Any disruption or limitation in our ability to do business with the United States government could have an adverse impact on SGI.

    Export Regulation.  Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Departments of Commerce and Justice and the Swiss authorities are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States.

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

    New York Stock Exchange Listing.  The listing rules of the New York Stock Exchange generally require that listed securities trade at a minimum share price of $1.00 per share when averaged over a 30 trading day period. On August 1, 2001, SGI was notified by the exchange that it was not in compliance with this criterion and requiring that this failure to meet the listing standards be addressed prior to February 14, 2002. If the Common Stock price fails to rise above this minimum threshold and if SGI fails to take action, such as a reverse stock split, to address this issue, the Common Stock could be delisted from the exchange, which would impair the liquidity available to holders of the Common Stock.

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

    To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 30, 2001 and 2000. We computed the market values for foreign exchange risk based on spot rates in effect at June 30, 2001 and 2000. The market values that result from these computations are compared to the market values of these financial instruments at June 30, 2001 and 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

    The results of the sensitivity analysis at June 30, 2001 and 2000 are as follows:

    Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would result in a decrease in the aggregate fair values of our financial instruments by $3 million and $6 million at June 30, 2001 and 2000, respectively. A percentage point increase in the levels of interest rates with all other variables held constant would result in an increase in the aggregate fair values of our financial instruments by $3 million and $6 million, respectively.

    Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of our financial instruments by $13 million at June 30, 2001 and June 30, 2000. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $9 million at June 30, 2001 and $12 million at June 30, 2000.

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

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
October 9, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2001	2000	1999
	(In thousands, except per share amounts)
Revenue:
Product and other revenue	$1,222,561	$1,688,859	$2,090,194
Service revenue	631,900	642,275	658,763

Total revenue	1,854,461	2,331,134	2,748,957
Costs and expenses:
Cost of product and other revenue	738,436	962,309	1,202,562
Cost of discontinued product line	18,519	66,203	—
Cost of service revenue	490,758	475,013	400,688
Research and development	236,240	301,248	380,346
Selling, general and administrative	716,591	785,196	907,612
Other operating expense	102,052	102,861	(15,107)

Total costs and expenses	2,302,596	2,692,830	2,876,101

Operating loss	(448,135)	(361,696)	(127,144)
Gain on sale of a portion of SGI interest in MTI	—	—	272,503
Interest expense	(19,807)	(18,980)	(22,562)
Interest income and other, net	1,787	(1,208)	2,924

(Loss) income before income taxes	(466,155)	(381,884)	125,721
Provision for income taxes	26,888	447,660	71,892

Net (loss) income	$(493,043)	$(829,544)	$53,829

Net (loss) income per share:
Basic	$(2.59)	$(4.52)	$0.29

Diluted	$(2.59)	$(4.52)	$0.28

Shares used in the calculation of net (loss) income per share:
Basic	190,338	183,528	186,374

Diluted	190,338	183,528	189,427

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At June 30,
	2001	2000
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$123,129	$251,811
Short-term marketable investments	2,978	6,270
Short-term restricted investments	74,036	—
Accounts receivable, net of allowance for doubtful accounts of $20,068 in 2001; $12,383 in 2000	354,026	347,515
Inventories	205,152	181,594
Prepaid expenses	51,161	73,281
Other current assets	43,226	59,838

Total current assets	853,708	920,309
Restricted investments	2,817	126,408
Property and equipment, net of accumulated depreciation and amortization	268,944	466,726
Other assets	157,560	325,768

	$1,283,029	$1,839,211

Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable	167,053	147,366
Accrued compensation	114,162	79,289
Income taxes payable	30,561	54,478
Other current liabilities	203,153	273,143
Deferred revenue	265,246	292,772
Current portion of restructuring charge	64,723	9,705
Current portion of long-term debt	50,694	4,775

Total current liabilities	895,592	861,528
Long-term debt	289,289	349,521
Other liabilities	123,431	35,612

Total liabilities	1,308,312	1,246,661
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $.001 par value; issuable in series, 2,000,000 shares authorized, share issued and outstanding: none in 2001; 17,500 in 2000	—	16,998
Common stock, $.001 par value, and additional paid-in capital; 500,000,000 shares authorized; shares issued: 192,434,545 in 2001; 188,016,158 in 2000	1,442,867	1,410,663
Accumulated deficit	(1,340,085)	(832,219)
Treasury stock, at cost: 6,100,877 shares in 2001; 1,540,501 shares in 2000	(105,190)	(21,458)
Accumulated other comprehensive (loss) income	(22,875)	18,566

Total stockholders' (deficit) equity	(25,283)	592,550

	$1,283,029	$1,839,211

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30
	2001	2000	1999
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(493,043)	$(829,544)	$53,829
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	135,463	168,524	221,508
(Gain) loss on sale of Cray product line	(23,506)	7,693	—
Gain on sale of a portion of SGI interest in MTI	—	—	(272,503)
Gain on sale of long-term investments	(49,561)	—	—
Gain on sale of corporate real estate	(11,529)	—	—
Loss on investment in private company	83,129	—	—
Restructuring and impairment charges, net	102,051	102,861	(14,000)
Changes in deferred tax assets and liabilities	—	351,264	60,067
Other	(7,067)	15,745	54,640
Changes in operating assets and liabilities:
Accounts receivable	(6,511)	225,116	83,036
Inventories	(31,490)	(19,900)	111,908
Accounts payable	19,687	(40,781)	(22,529)
Other assets and liabilities	263	(56,843)	(130,592)

Total adjustments	210,929	753,679	91,535

Net cash (used in) provided by operating activities	(282,114)	(75,865)	145,364
Cash Flows From Investing Activities:
Marketable investments:
Purchases	(1,178)	(43,982)	(396,807)
Sales	—	—	207,740
Maturities	4,470	154,831	314,718
Purchases of restricted investments	(500,830)	(322,915)	(219,579)
Proceeds from the maturities of restricted investments	445,947	290,733	113,893
Spin-off of interest in MTI	—	(84,358)	—
Proceeds from the sale of a portion of SGI interest in MTI	—	—	272,503
Proceeds from the sale of corporate real estate	278,186	—	—
Capital expenditures	(139,010)	(261,087)	(147,516)
Decrease (increase) in other assets	55,176	(3,991)	(113,611)

Net cash provided by (used in) investing activities	142,761	(270,769)	31,341
Cash Flows From Financing Activities:
Issuance of debt	93	2,988	7,461
Payments of debt principal	(5,150)	(16,541)	(25,918)
Sale of SGI common stock	16,120	65,826	61,527
Restricted investments used to purchase SGI common stock	104,439	—	—
Repurchase of SGI common stock	(104,439)	(24,420)	(172,426)
Sale of MTI common stock	—	—	17,654
Cash dividends-preferred stock	(392)	(525)	(525)

Net cash provided by (used in) financing activities	10,671	27,328	(112,227)

Net (decrease) increase in cash and cash equivalents	(128,682)	(319,306)	64,478
Cash and cash equivalents at beginning of year	251,811	571,117	506,639

Cash and cash equivalents at end of year	$123,129	$251,811	$571,117

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Three years ended June 30, 2001
	Preferred Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	(In thousands)
Balance at June 30, 1998	$16,998	$1,407,108	$65,415	$(25,976)	$967	$1,464,512
Components of comprehensive income:
Net income	—	—	53,829	—	—	53,829
Currency translation adjustment	—	—	—	—	(2,562)	(2,562)
Change in unrealized loss on available-for- sale investments, net of tax of $12	—	—	—	—	(48)	(48)

Total comprehensive income						51,219
Common stock issued under employee plans including related tax benefits (36 shares)	—	794	—	—	—	794
Convertible preferred stock, Series A preferred dividends	—	—	(525)	—	—	(525)
Purchase (12,112 shares) and issuance (7,097 shares) of treasury stock under employee plans—net	—	—	(29,744)	(78,657)	—	(108,401)
Common stock issued by MTI	—	16,600	—	—	—	16,600
Other	—	(3,474)	3,474	—	—	—

Balance at June 30, 1999	16,998	1,421,028	92,449	(104,633)	(1,643)	1,424,199
Components of comprehensive income:
Net loss	—	—	(829,544)	—	—	(829,544)
Currency translation adjustment	—	—	—	—	(7,947)	(7,947)
Change in unrealized gain on available-for- sale investments, net of tax of $18,065	—	—	—	—	30,817	30,817
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	(2,661)	(2,661)

Total comprehensive loss						(809,335)
Convertible preferred stock, Series A preferred dividends	—	—	(525)	—	—	(525)
Purchase (2,132 shares) and issuance (7,602 shares) of treasury stock under employee plans—net	—	6,235	(58,354)	83,175	—	31,056
Common stock issued by MTI	—	14,750	—	—		14,750
Spin-off of interest in MTI	—	(31,350)	(36,245)	—	—	(67,595)

Balance at June 30, 2000	16,998	1,410,663	(832,219)	(21,458)	18,566	592,550
Components of comprehensive income:
Net loss	—	—	(493,043)	—	—	(493,043)
Currency translation adjustment	—	—	—	—	(11,653)	(11,653)
Change in unrealized gain on available-for- sale investments, net of tax of $(1,026)	—	—	—	—	(3,118)	(3,118)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	—	(30,053)	(30,053)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	3,383	3,383
Total comprehensive loss	—	—	—	—	—	(534,484)
Convertible preferred stock, Series A preferred dividends	—	—	(392)	—	—	(392)
Purchase (160,134 shares) and issuance (1,599,886 shares) of treasury stock and (6,538,671) of common stock under employee plans—net	—	15,206	(14,431)	20,707	—	21,482
Purchase of 6,000,000 shares of treasury stock under equity forward arrangements	—	—	—	(104,439)	—	(104,439)
Conversion of preferred stock to common stock	(16,998)	16,998	—	—	—	—

Balance at June 30, 2001	—	$1,442,867	$(1,340,085)	$(105,190)	$(22,875)	$(25,283)

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

    Our products were manufactured in Wisconsin and Switzerland during fiscal 2001 (See Note 3, Other Operating Expense). We distribute our products through our direct sales force, as well as through indirect channels including resellers and distributors. Product and other revenue consists primarily of revenue from computer system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts, as well as from delivery of professional services.

    We have incurred net losses and negative cash flows from operations during each of the past two fiscal years. Primarily as a result of net losses, our operating activities consumed $282 million in cash during fiscal 2001. Unrestricted cash and marketable investments declined from $258 million at June 30, 2000, to $126 million at June 30, 2001. We have a working capital deficiency of $42 million and a stockholders' deficit of $25 million at June 30, 2001. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation. Actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our fiscal 2002 operating plan and licensing and sales transactions will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses.

Note 2. Summary of Significant Accounting Policies

    Principles of Consolidation  The consolidated financial statements include the accounts of SGI and our wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

    Cash Equivalents and Marketable and Restricted Investments  Cash equivalents consist of high quality money market instruments with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high quality money market instruments and high quality debt securities with maturities of one year or less, and are stated at fair value. Other marketable investments consist primarily of high quality debt securities with maturities greater than one year and less than two years, and are stated at fair value. At June 30, 2001 and 2000, our cash equivalents and marketable investments are all classified as available-for-sale. At June 30, 2001, our restricted investments are classified as available-for-sale but are pledged as collateral against letters of credit or held under a security agreement. At June 30, 2000 our restricted investments were pledged as collateral against letters of credit and an equity forward purchase arrangement. Restricted investments are held in SGI's name by major financial institutions.

    The cost of securities when sold is based upon specific identification. We include realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in interest income and other, net. We include unrealized gains and losses (net of tax) on securities classified as available-for-sale in accumulated other comprehensive (loss) income, a component of stockholders' (deficit) equity.

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

    Other Assets  Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives ranging from two to five years and investments in certain technology companies that are carried at either market value or the lower of cost or market depending on whether the company is publicly traded. Also included in other assets is goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991 which is currently amortized on a straight-line basis over a period of twenty years.

    Revenue Recognition  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Certain of our product sales are accounted for as multiple-element arrangements when the elements represent a separate earnings process and the fair values are determinable. We recognize product revenue upon shipment and transfer of title. If we have an obligation to install our product, the fair value of the installation effort is recognized when the installation service is completed. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue (net of trading allowances) upon acceptance by the customer or independent distributor.

    We recognize operating system software fees when we ship the product, provided that we have no additional significant performance obligations. We recognize application software fees when we have delivered the product, provided that we have no additional significant performance obligations. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

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

    Shipping and Handling Costs  Shipping and handling costs are classified as a component of cost of sales.

    Product Warranty  We provide at the time of sale for the estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX systems and up to three years on Windows NT systems.

    Advertising Costs  We account for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $30 million, $25 million and $49 million, respectively.

    Per Share Data  Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss) income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

    Stock-Based Compensation  We account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations.

    Long Lived Assets  In accordance with the provisions of Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), we review long-lived assets, including property and equipment, acquired technology rights, goodwill, and other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Long lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or a significant decline in projected future cash flow for an operating segment. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Capitalized Software  In fiscal 2001, we adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use software costs capitalized during fiscal 2001 amounted to $28 million and related to our global ERP system. With the adoption of SOP 98-1, we began capitalizing certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over periods ranging from 3 to 5 years.

    Reclassifications  We have reclassified certain prior year amounts on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to conform to the current year presentation.

    Recent Accounting Pronouncements  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of

SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provision of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 as of July 1, 2001 and SFAS 142 as of July 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position, or cash flows.

Note 3. Other Operating Expense

    Other operating expense is as follows (in thousands):

	Years ended June 30,
	2001	2000	1999
Restructuring and impairment charges	$102,052	$102,861	$(14,000)
Merger-related expenses	—	—	(1,107)

	$102,052	$102,861	$(15,107)

    Restructuring  In the second quarter of fiscal 1998, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $144 million (before the effect of the adjustments noted below). The process of developing this program continued during the balance of fiscal 1998 and included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 1999 operating plan. During the first quarter of fiscal 2000, we announced and began to implement supplemental restructuring actions consistent with the objectives of the foregoing fiscal 1999 plan. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below). Both restructuring programs were broad-based and covered virtually all aspects of our products, operations and processes. The combined fiscal 2000 and fiscal 1998 restructuring actions resulted in the elimination of approximately 2,300 positions, writing down certain operating, vacating certain leased facilities and canceling certain contracts.

    During fiscal 1999 and 2000, respectively, we revised downward by $14 million and $7 million, our estimate of the total costs associated with the fiscal 1998 actions. The adjustment primarily reflects lower than estimated severance and related charges attributable to higher than expected attrition, as well as lower per person costs. To a lesser extent, we also adjusted estimated costs of contract cancellations, operating asset write-downs and exiting certain facilities.

    Fiscal 2000 restructuring and impairment actions were comprised of operating asset write downs of $27 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics 320 and Silicon Graphics 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the fiscal 1999 actions totaled $8 million. We planned to vacate approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and incurring $7 million in exit costs, including costs to restore facilities to original condition. In addition, an impairment charge of $11 million was recorded for the abandonment of leasehold and other fixed assets associated with the facility closures.

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

    During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. As of March 31, 2001, all estimated positions were eliminated and all severance-related charges were paid. The remaining facilities related accrual balance of approximately $2 million at June 30, 2001 is expected to result in cash expenditures through fiscal 2004.

    During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, of which roughly 700 of the positions have been eliminated as of June 30, 2001. Severance payments and related charges of $45 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. The remaining fiscal 2001 accrual balance of approximately $79 million at June 30, 2001 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures.

    Impairment  As a result of the fiscal 2001 restructuring activities described above, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the IA32 product line. In addition, we also recorded approximately $4 million in impairments for internally developed software projects discontinued as a result of the functionality provided by the new ERP system. The fair value and remaining carrying value of all of these assets at June 30, 2001 was immaterial.

    The following table depicts the restructuring and impairment activity in fiscal 1999, 2000 and 2001 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other	Impairment Charges	Total
Balance at June 30, 1999	$5,218	$—	$1,049	$2,166	$—	$8,433
Additions—fiscal 2000 restructuring and impairment	65,820	8,468	32,509	—	37,741	144,538
Adjustments: decrease	(13,010)	(3,285)	(18,829)	(2,166)	—	(37,290)
Expenditures:
Cash	(54,763)	(5,183)	(8,289)	—	—	(68,235)
Non-cash	—	—	—	—	(37,741)	(37,741)
Balance at June 30, 2000	$3,265	$—	$6,440	$—	$—	$9,705
Additions—fiscal 2001 restructuring and impairment	45,136	1,923	41,490	—	19,724	108,273
Adjustments:
Increase	—	—	3,619	—	—	3,619
(decrease)	(2,590)	—	(3,631)	—	—	(6,221)
Expenditures:
Cash	(9,428)	(706)	(3,880)	—	—	(14,014)
Non-cash	(233)	—	(756)	—	(19,724)	(20,713)
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$—	$80,649

    During the first quarter of fiscal 2002, we announced and began to implement supplemental restructuring actions consistent with the objective of the foregoing fiscal 2001 plan. See Note 22 "Subsequent Event (unaudited)" for further information.

    Merger-related expenses  The 1999 amount represents an adjustment to previously estimated merger-related expenses. Merger-related expenses were incurred in connection with the June 1996 acquisition of Cray Research, Inc. ("Cray") and consist principally of costs associated with the integration of SGI and Cray information systems, accounting processes and marketing and human resources activities.

Note 4. Earnings Per Share

	Years ended June 30,
	2001	2000	1999
	(in thousands, except per share amounts)
Net (loss) income	$(493,043)	$(829,544)	$53,829
Less preferred stock dividends	(392)	(525)	(525)

Net (loss) income available to common stockholders	$(493,435)	$(830,069)	$53,304

Weighted average shares outstanding-basic	190,338	183,528	186,374
Employee stock options and restricted shares	—	—	3,053

Weighted average shares outstanding-diluted	190,338	183,528	189,427

Net (loss) income per share:
Basic	$(2.59)	$(4.52)	$0.29

Diluted	$(2.59)	$(4.52)	$0.28

Potentially dilutive securities excluded from computations because they are anti-dilutive	8,643	10,244	8,843

Note 5. Financial Instruments

    Cash Equivalents and Marketable and Restricted Investments  The following table summarizes by major security type the fair value of SGI's cash equivalents and marketable and restricted investments at June 30, 2001 and 2000 (in thousands):

	2001	2000
Money market funds	$68,465	$189,915
Certificates of deposit and time deposits	79,014	91,770
U.S. commercial paper	817	60,908

Total	148,296	342,593
Less amounts classified as cash equivalents	(68,465)	(209,915)

Total marketable and restricted investments	$79,831	$132,678

    Gross realized gains and losses on sales and unrealized gains and losses on our available-for-sale securities were not significant in fiscal 2001, 2000, or 1999.

Derivative Instruments and Hedging Activities

    Risk Management In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivatives to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets, liabilities and for commitments related to customer transactions. All of our hedges currently qualify as cash flow hedges. We do not use derivatives for trading purposes.

    Cash Flow Hedges Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount in accumulated Other Comprehensive Income as of June 30, 2001 will be reclassified into earnings within the next twelve months.

    Accumulated Derivative Gains or Losses The following table summarizes activity in Other Comprehensive Income related to derivatives classified as cash flow hedges held by us during the period from July 1 through June 30 of the following fiscal periods (in thousands):

	2001	2000
Opening balance	$(2,661)	$—
Reclassified into earnings from Other Comprehensive Income, net	(7,251)	(7,283)
Changes in fair value of derivatives, net	10,634	4,622

Unrealized gain (loss) on derivative instruments included in Other Comprehensive Income	$722	$(2,661)

    The effect on earnings for the fiscal periods presented relating to the ineffectiveness of hedging activities was not material.

    Fair Value of Financial Instruments  The carrying amounts and estimated fair values of SGI's financial instruments at June 30, 2001 and 2000 are summarized as follows (in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$123,129	$123,129	$251,811	$251,811
Marketable investments	79,831	79,831	132,678	132,678
Debt instruments	339,983	181,284	354,296	247,875
Currency forward contracts	626	626	(3,413)	(3,413)
Currency options	402	402	(3,773)	(3,773)

Note 6. Sale of Cray Product Line.

    On March 31, 2000, we completed the sale of our Cray product line to Tera Computer Company ("Tera"). We received approximately $15 million in cash, a $35 million promissory note due in three equal quarterly installments beginning June 30, 2000 and 1 million shares of unregistered Tera common stock, valued at approximately $6.5 million at March 31, 2000. As a result of this transaction, approximately 750 employees transferred to Tera. Based upon the net asset value of the assets sold and the liabilities assumed at March 31, 2000 and the costs and expenses incurred in connection with the transaction, we recorded as other income an overall gain of approximately $16 million from the transaction. However, the consolidated financial statements at June 30, 2000 include a pre-tax loss on the transaction of approximately $8 million because we accounted for the promissory note proceeds when the cash payments were received due to the uncertainty of ultimate collection. Included in the pre-tax loss of $8 million in fiscal 2000 is the first installment against the promissory note of approximately $12 million. The following is a summary of the final determination of the net assets sold and liabilities assumed by Tera on March 31, 2000:

(in millions)
Inventories, net	$25.4
Property and equipment, net	10.8
Spare parts	29.2
Other assets	6.7
Product warranty and other accrued liabilities	(34.2)

$37.9

During fiscal 2001, we received the remaining $24 million of cash in accordance with the sales agreement, and recognized a pre-tax non-operating gain of that amount in the period. We also sold 400,000 Tera shares (now called "Cray Incorporated") for gross proceeds of $1 million, recognizing a loss of approximately $2 million. We have included an unrealized loss of approximately $2 million as a component of accumulated other comprehensive loss on the remaining 600,000 shares held by us.

Note 7. MTI Technologies, Inc.

    On July 6, 1998, we closed an initial public offering of the common stock of our MTI subsidiary, a company formed by SGI that designs and develops RISC based microprocessor intellectual property for embedded systems applications targeting the market for digital consumer products. The offering consisted of SGI's sale of 4,250,000 shares of MTI common stock for net proceeds of approximately $54 million and MTI's sale of 1,250,000 shares of MTI common stock for net proceeds to MTI of approximately $16 million.

    In April 1999, the outstanding common stock of MTI was recapitalized into Class A and Class B Common Stock to permit a multi-step divestiture of SGI's ownership interest in MTI. In May 1999, SGI and MTI closed a secondary public offering of 6,680,241 shares of the Class A Common Stock of MTI owned by SGI for net proceeds of approximately $219 million. We accounted for the MTI transactions in accordance with APB 18, "Equity Method of Accounting for Investments in Common Stock", and the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5:H. For the offerings of MTI shares held by us, we included the excess of the net proceeds over the carrying value of those shares, or $273 million, in income in our consolidated statement of operations for fiscal 1999. For the offering of newly issued MTI shares, the net proceeds of $16 million were included in additional paid-in capital in our consolidated balance sheet.

    In the fourth quarter of fiscal 2000, SGI distributed its remaining interest in MTI through a spin-off effective June 20, 2000. Under the spin-off, SGI distributed, as a dividend, all of its 25,069,759 shares of Class B Common Stock of MTI to SGI shareholders of record as of June 6, 2000. The distribution of these shares was tax-free to SGI. Each share of SGI stock received 0.13858 shares of MTI Class B Common Stock. SGI received no consideration in connection with the distribution.

Note 8. Concentration of Credit and Other Risks

    Credit Risk  Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash, investments, currency forward contracts and trade receivables. We place our investments and transact our currency forward contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any one counterparty, and generally do not require collateral. The credit risk on receivables due from counterparties related to currency forward contracts is immaterial at June 30, 2001 and 2000. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

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

Note 9. Consolidated Financial Statement Details

Inventories

    Inventories at June 30, 2001 and 2000 are as follows (in thousands):

	2001	2000
Components and subassemblies	$85,383	$38,855
Work-in-process	32,171	50,051
Finished goods	40,092	45,896
Demonstration systems	47,506	46,792

Total inventories	$205,152	$181,594

Property and Equipment

    Property and Equipment at June 30, 2001 and 2000 are as follows (in thousands):

	2001	2000
Land and buildings	$54,868	$224,461
Machinery and equipment	510,772	586,233
Furniture and fixtures	84,313	106,687
Leasehold improvements	105,409	133,610

	755,362	1,050,991
Accumulated depreciation and amortization	(486,418)	(584,265)

Net property and equipment	$268,944	$466,726

    In December 2000, we completed the sale and leaseback transaction of a portion of our corporate real estate holdings in Mountain View, California for approximately $236 million. As part of the transaction, we leased back specific buildings on our current campus over periods ranging from 2 to 12 years. All of the leases involved in this transaction are classified as operating leases. As a result of the transaction, we will recognize an overall gain of approximately $63 million, of which $11 million has been recognized during fiscal 2001. The remaining gain will be recognized over the terms of the respective leases and will be recorded as an offset to rent expense. Under the terms of this sales-leaseback arrangement, we are required to provide the lessor with letters of credit amounting to $43 million. We initially collateralized these letters of credit by way of restricted cash deposits with a financial institution. We entered into a line of credit arrangement which allows us to utilize these otherwise restricted amounts. This line of credit arrangement is furthur discussed at Note 11.

    During the fourth quarter of fiscal 2001, we sold additional corporate real estate in Mountain View, California for $50 million in cash proceeds, which approximated the carrying value. These facilities were not leased back by us.

Note 10. Other Assets

    Other assets at June 30, 2001 and 2000 are as follows (in thousands):

	2001	2000
Spare parts	$80,044	$98,601
Investments	12,841	152,642
Software licenses, goodwill and other, net of accumulated amortization of $83,836 in 2001 and $81,057 in 2000	64,675	74,525

	$157,560	$325,768

During the third quarter of fiscal 2001, we wrote off our investment in a private company due to our determination that an other than temporary decline in the market value of the investment had taken place. This loss of $83 million is reflected in Interest Income and Other, net in the Consolidated Statement of Operations. During the first and second quarters of fiscal 2001, we sold our remaining investment in VA Linux Systems Inc. ("VA Linux") for total cash proceeds of $53 million. The investment in VA Linux was originally purchased in June 1999 for $5 million. The gain is reflected in the Interest Income and Other, net in the Consolidated Statement of Operations.

Note 11. Financing Arrangement

    During the third quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $43 million of this line to secure a letter of credit required under the terms of our building sale-leaseback arrangement (see Note 9). This obligation bears interest payable monthly at the prime rate plus 0.25% (7.0% at June 30, 2001) and the principal amount is due in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants. During the first quarter of fiscal 2002, we were not in compliance with the financial covenants relating to EBITDA for the fourth quarter of fiscal 2001 and the $50 million minimum daily unrestricted cash balance and have obtained a waiver from the lender of these defaults. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

Note 12. Long Term Debt

    Long-term debt at June 30, 2001 and 2000 is as follows (in thousands):

	2001	2000
Senior Convertible Notes due September 2004 at 5.25%	$230,591	$230,591
Convertible Subordinated Debentures due February 2011 at 6.125%, net of unamortized discount of $9,493 ($10,106 in 2000)	47,283	46,670
Swiss Franc mortgage due June 2017 at 1.70% (4.47% in 2000), which resets quarterly	12,207	15,041
Japanese Yen fixed rate loan due December 2001 at 2.06%	48,325	56,770
Other	1,577	5,224

	339,983	354,296
Less amounts due within one year	(50,694)	(4,775)

Amounts due after one year	$289,289	$349,521

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

    Principal maturities of long-term debt at June 30, 2001 are as follows (in millions): 2002-$51; 2003-$2; 2004-$1; 2005-$232; 2006-$1 and $62 thereafter.

Note 13. Leasing Arrangements as Lessee

    We lease certain of our facilities and some of our equipment under non-cancelable operating lease arrangements.

    Future minimum annual lease payments under operating leases at June 30, 2001 are as follows (in millions): 2002-$52; 2003-$41; 2004-$37; 2005-$35; 2006-$26, and thereafter $130. Future sublease and rental income as of June 30, 2001 are as follows (in millions): 2002- $9; 2003- $7; 2004- $7; 2005- $7; 2006-$2.

    Aggregate operating lease rent expense in fiscal 2001, 2000 and 1999 was (in millions): $53, $57 and $71, respectively. Included in fiscal 2001 rent expense is an offset of $4 million which relates to our recognition of a portion of our deferred gain on the sales leaseback transaction (see Note 9).

    On August 4, 1999, pursuant to one of our lease agreements, as amended, we exercised our option to purchase five buildings on our Mountain View campus for a purchase price of approximately $125 million. The purchase of these buildings was completed in September 1999.

    In December 2000, we completed the sale of a portion of our corporate real estate in Mountain View, California (see Note 5). As part of the transaction, we leased back specific buildings on our current campus over periods ranging from 2 to 12 years. All of the leases involved in this transaction are classified as operating leases. As of June 30, 2001 we have a deferred gain of $52 million on the sale leaseback transaction which will be recognized over the terms of the respective leases as an offset to the respective rent expense.

Note 14. Stockholders' Equity

    Preferred Stock Transactions  On March 1, 2001, NKK Corporation ("NKK"), which owned 17,500 shares of Series A convertible preferred stock, elected to convert its remaining shares into our common stock. As a result of the conversion, NKK received 3,829,321 shares of common stock, calculated by dividing the original issuance price by the then-current price of the common stock. The market value of these shares was $4.57 per share at the point of conversion. Prior to conversion, the preferred stock paid a 3% cumulative annual dividend on the original issuance price of $1,000 per share, had preference upon liquidation equal to $1,000 per share and had aggregate voting rights equivalent to 1,400,000 shares of common stock.

    Stock Award Plans  We have various stock award plans which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees and certain other persons who provide consulting or advisory services to SGI. We grant incentive stock options with an exercise price of no less than the fair market value on the date of grant. The board of directors determines the prices of nonstatutory stock option grants and restricted stock. There were no discounted stock options, consultant or advisory grants granted during fiscal 2001. Under the plans, options and restricted stock generally vest over a fifty-month period from the date of grant. On August 8, 2000, a special restricted bonus was granted that vested in one year.

    In addition, we had a Directors' Stock Option Plan which allowed for the grant of nonstatutory stock options to nonemployee directors at an exercise price of no less than the fair market value at the date of grant. The Directors' Stock Option Plan expired in July 2000, therefore all future grants to directors will be made pursuant to one of the existing employee stock option plans. On the date of the annual stockholder's meeting, each eligible director was granted an option to purchase an additional 20,000 shares of common stock. These options generally vested in installments over a two -year period.

    At June 30, 2001, 2000 and 1999, there were 14,641,134, 20,905,393 and 18,437,793 options available for grant, respectively, and there were 1,146,024, 467,878 and 820,625 shares of restricted stock, respectively, subject to repurchase.

    Activity under all of the stock award plans was as follows:

	2001		2000		1999
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Balance at July 1	23,827,668	$6.78	30,615,342	$13.15	34,394,843	$16.59
Options granted	19,734,021	$3.62	38,267,284	$7.79	20,013,148	$12.14
Options exercised	(1,563,748)	$0.92	(2,432,670)	$7.99	(3,151,195)	$8.05
Options forfeited	—	—	(24,555,131)	$11.22	(12,803,398)	$19.70
Options canceled	(8,775,356)	$7.14	(18,067,157)	$13.51	(7,838,056)	$17.15

Balance at June 30	33,222,585	$5.08	23,827,668	$6.78	30,615,342	$13.15

Exercisable at June 30	18,827,210	$5.57	12,923,200	$7.34	$13,286,532	$13.86

    Additional information about options outstanding at June 30, 2001 is as follows:

	Options Outstanding
				Options Exercisable
			Weighted Average Contractual Life (years)
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$1.05 - $3.50	14,720,835	$3.33	8.88	6,561,116	$3.32
$3.53 - $5.74	7,892,892	$5.09	8.42	4,563,379	$5.52
$5.87 - $9.99	10,188,162	$7.09	6.24	7,326,027	$6.95
$10.05 - $37.49	420,696	$17.85	4.69	376,688	$18.60

	33,222,585	$5.08	7.91	18,827,210	$5.57

    In conjunction with the June 20, 2000 spin-off of our remaining interest in MTI to SGI stockholders, we adjusted the exercise price of outstanding stock options under the criteria set forth in the Emerging Issues Task Force 90-9, "Changes to Fixed Employee Stock Option Plans as a result of Equity Restructuring." As a result of this adjustment, the weighted average exercise price of the 24.5 million outstanding stock options changed from $11.22 to $6.41.

    Employee Stock Purchase Plan  We have an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. At June 30, 2001, we had issued 32,663,725 shares under the plan and we have reserved 1,871 shares for future issuance.

    Subsequent to June 30, 2001 the Board approved an increase in the number of shares reserved for future issuance for the Employee Stock Purchase Plan and the non-executive equity incentive plan, resulting in 3,973,680 and 4,998,125 shares, respectively, available for future issuances.

    Grant Date Fair Values  The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2001, 2000 and 1999 was $2.06, $4.40 and $5.18, per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2001, 2000 and 1999 was $3.59, $10.48 and $12.14 per share, respectively. There were no employee stock options granted at below grant date market prices during fiscal 2001 and 1999. The weighted average estimated fair value of employee stock options granted at below grant date market prices during fiscal 2000 was $6.44 per share. The weighted average exercise price of employee stock options granted at below grant date market prices during fiscal 2000 was $5.29. The weighted average fair value of restricted stock granted during fiscal 2001, 2000 and 1999 was $4.46, $9.00 and $12.51 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 2001, 2000 and 1999 was $1.59, $2.69 and $4.97 per share, respectively.

    We estimated the weighted average fair value of options granted at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Stock Purchase Plan Shares
Years ended June 30,
	2001	2000	1999	2001	2000	1999
Expected life (in years)	1.4	1.5	1.9	0.4	0.5	0.5
Risk-free interest rate	5.10%	5.57%	5.26%	5.22%	5.45%	4.97%
Volatility	0.81	0.79	0.71	0.93	0.78	0.56
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

    Pro Forma Information  We have elected to follow APB 25 in accounting for our employee stock options. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock options is less than the market price of the underlying stock on the grant date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 for fiscal 2001, 2000 and 1999 was $6 million, $7 million and $5 million, respectively.

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

	Years ended June 30,
	2001	2000	1999
Pro forma net loss	$(542,976)	$(880,868)	$(13,696)
Pro forma net loss per share:
Basic	$(2.85)	$(4.80)	$(0.08)
Diluted	$(2.85)	$(4.80)	$(0.08)

    Stockholder Rights Plan  We have a stockholder rights plan which provides existing stockholders with the right to purchase one one-thousandth (0.001) preferred share for each share of common stock held in the event of certain changes in SGI's ownership. The rights plan may serve as a deterrent to certain abusive takeover tactics which are not in the best interests of stockholders.

    Stock Repurchase Program  During fiscal 1996, our board of directors authorized a program to repurchase up to 27.5 million shares of our common stock in open market or in private transactions, option or other forward transactions and other potential methods. We have repurchased 27,396,400 shares of common stock at a cost of $439 million since commencement of the repurchase program. During fiscal 2001, we settled our remaining equity forward instrument under which we were committed to repurchase an aggregate of 6.0 million shares of common stock at an aggregate cost of $104 million. At June 30, 2001 these equity forward contracts were secured in part by collateral, reflected in our financial statements as restricted investments. As of June 30, 2001, 56,200 shares remained available for our use under this stock repurchase program.

    Common Shares Reserved  We have reserved in the aggregate 28,429,869 shares of common stock issuable upon conversion of the Senior Notes and Convertible Subordinated Debentures, as well as shares issuable under our stock award and purchase plans.

Note 15. Comprehensive Income

    The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Years ended June 30,
	2001	2000
	(in thousands)
Unrealized (loss) gain on available-for-sale investments	$(2,472)	$30,699
Unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	722	(2,661)
Foreign currency translation adjustments	(21,125)	(9,472)

Accumulated other comprehensive (loss) income	$(22,875)	$18,566

Note 16. Income Taxes

    The components of (loss) income before income taxes are as follows (in thousands):

	Years ended June 30,
	2001	2000	1999
United States	$(341,479)	$(367,033)	$10,699
International	(124,676)	(14,851)	115,022

	$(466,155)	$(381,884)	$125,721

    The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2001	2000	1999
Federal:
Current	$6,111	$(33,528)	$(44,972)
Deferred	—	352,757	58,618
State:
Current	1,300	3,821	93
Deferred	—	58,260	5,455
Foreign:
Current	19,477	29,492	38,244
Deferred	—	36,858	14,454

	$26,888	$447,660	$71,892

    The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to income (loss) before income taxes as follows (in thousands):

	Years ended June 30,
	2001	2000	1999
Tax at U.S. federal statutory rate	$(163,154)	$(133,659)	$44,003
State taxes, net of federal tax benefit	845	40,353	3,606
Effect of change in investment policy with respect to undistributed earnings of certain foreign affiliates	—	92,972	—
Net operating loss with no tax benefit	162,352	152,202	14,705
Foreign tax credits with no tax benefit	19,477	25,868	4,020
Increase (reduction) in tax contingencies	—	(67,000)	—
Valuation allowance on net deferred tax assets	—	329,965	—
Other	7,368	6,959	5,558

Provision for income taxes	$26,888	$447,660	$71,892

    During the fourth quarter of the year ended June 30, 2000, we changed our intention to permanently invest accumulated earnings attributable to certain foreign affiliates which manufacture in foreign jurisdictions. The effect of this change in investment policy resulted in a provision for deferred U.S. and foreign income taxes of approximately $93 million.

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

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$559,044	$423,047
General business credit carryforwards	63,000	63,000
Depreciation	36,963	37,659
Inventory valuation	49,245	68,969
Reserves not currently deductible	47,329	23,812
Other	163,759	127,429

Subtotal	919,340	743,916
Valuation allowance	(826,893)	(632,324)

Total deferred tax assets	92,447	111,592
Deferred tax liabilities:
Foreign taxes on unremitted foreign earnings, net of related U.S. tax liability	52,727	86,320
Other	39,720	43,302

Total deferred tax liabilities	92,447	129,622

Total	$—	$(18,030)

    At June 30, 2001, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $919 million. The gross deferred tax assets are offset by a valuation allowance of $827 million and deferred tax liabilities of $92 million. The valuation allowance of $827 million includes $25 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

    At June 30, 2001, we had United States federal and foreign jurisdictional net operating loss carryforwards of approximately $1,249 million and $174 million, respectively. The federal losses will begin expiring in fiscal year 2007 and the foreign losses will begin expiring in fiscal year 2002. At June 30, 2001, we also had general business credit carryovers of approximately $46 million for United States federal tax purposes, which will begin expiring in fiscal year 2002.

Note 17. Segment Information

    SGI is a leader in high-performance computing, complex data management and visualization solutions, offering powerful servers and visual workstations. We have three reportable segments: Visual Workstations, Servers and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The CEO evaluates performance and allocates resources to each of these segments based on profit or loss from operations before interest and taxes. The CEO has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards 131.

    The Server segment's current products include Silicon Graphics® Onyx2® and the next generation Onyx 3000 family of graphics systems, the SGI Origin 200 family of servers, the SGI 1000 family of servers and the Origin™ 2000 and Origin 3000 family of high-performance servers. Fiscal 2000 results include the Cray product line that was sold to Tera in the third quarter of fiscal 2000. Fiscal 1999 and 2000 results include the Cray product line that was sold to Cray Inc., formerly Tera, in the third quarter of fiscal 2000. See Note 6, "Sale of Cray Product Line", for further information. Our servers are high-performance multi-purpose computers designed to be the market leaders in technical computing applications, empowering insight in key industries such as manufacturing, government, entertainment, communications, energy, science and education. Our servers also have a growing presence in the commercial market with an emphasis on strategic business analysis, internet applications and digital media serving. In addition, our servers are used as storage management servers for managing very large data repositories that contain company critical information. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

    The Visual Workstation segment's products include the Silicon Graphics O2, the Silicon Graphics Octane, and the Silicon Graphics® Octane2™ visual workstations based upon the MIPS microprocessor and the IRIX operating system and the Silicon Graphics 230, Silicon Graphics®330, Silicon Graphics®550, and the Silicon Graphics Zx10™ visual workstations based upon the Intel microprocessor and the Windows NT and Red Hat® Linux operating systems. During the fourth quarter of fiscal 2000, a decision was made to end of life the Silicon Graphics 230, Silicon Graphics 330, Silicon Graphics 550, and the Silicon Graphics Zx10 visual workstations. Fiscal 1999 and 2000 results include the Silicon Graphics 320 and 540 visual workstations based upon the Intel microprocessor and the Windows NT operating system which were discontinued in favor of more industry standard architectures. Our visual workstations are used in a variety of applications including computer-aided design, medical imaging, 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

    The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services.

    In addition to the aforementioned reportable segments, expenses of the sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level operating expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit. In addition, the revenue and related expenses of MTI, a designer of high-performance processors and related intellectual property that was a majority-owned subsidiary until SGI distributed its interest in MTI to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit.

    We do not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. The accounting policies for segment reporting are the same as those described in Note 2, Summary of Significant Accounting Policies.

    Information on reportable segments is as follows in the years ended June 30, (in thousands):

	Servers	Visual Workstations	Global Services
2001:
Revenue from external customers	$699,911	$362,407	$682,320
Segment (loss) profit	$(245,625)	$(119,257)	$29,270
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of Pentium 3-based product line	$—	$13,864	$4,665
2000:
Revenue from external customers	$946,452	$500,404	$678,205
Segment loss	$(163,395)	$(148,750)	$(462)
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of the Silicon Graphics 320 and 540 visual workstations	$—	$(46,453)	$(20,950)
Vector supercomputer warranty-related Charges	$—	$—	$(15,300)
Write-off of excess spares	$—	$—	$(17,900)
1999:
Revenue from external customers	$1,217,965	$647,182	$682,362
Segment (loss) profit	$(44,790)	$(235,895)	$113,915
Significant items:
Asset valuation adjustments	$—	$(16,000)	$—

    Reconciliation to SGI as reported (in thousands):

	Years ended June 30,
	2001	2000	1999
Revenue:
Total reportable segments	$1,744,638	$2,125,061	$2,547,509
Other	109,823	206,073	201,448

Total SGI consolidated	$1,854,461	$2,331,134	$2,748,957

Operating loss:
Total reportable segments	$(335,612)	$(312,607)	$(166,770)
Other	7,895	53,772	24,519
Restructuring	(82,328)	(102,861)	14,000
Write-down of impaired long-lived assets	(19,724)	—	—
Enterprise Resource Planning implementation expense	(14,477)	—	—
Business reorganization costs	(3,889)	—	—
Merger-related expenses	—	—	1,107

Total SGI consolidated	$(448,135)	$(361,696)	$(127,144)

    No single customer represented 10% or more of our total revenue in any period presented.

    Geographic revenue for the following three years ended June 30, is based on the location of the customer. Long-lived assets include all non-current assets except long-term restricted and other long-term investments and net long-term deferred tax assets. Geographic information is as follows (in thousands):

	Revenue			Long-lived Assets
	2001	2000	1999	2001	2000	1999
Americas	$1,008,135	$1,313,789	$1,535,729	$139,040	$355,816	$288,671
Europe	436,979	551,099	753,904	226,712	241,756	300,838
Rest of World	409,347	466,246	459,324	47,911	280	48,366

Total	$1,854,461	$2,331,134	$2,748,957	$413,663	$639,852	$637,875

Note 18. Benefit Plans

    401(k) Retirement Savings Plan  We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 2001, 2000 and 1999, were $4 million, $5 million and $6 million, respectively.

    Deferred Compensation Plan  We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $4 million at June 30, 2001 and 2000. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date.

Note 19. Related Party Transactions

    We have from time to time engaged in significant transactions with related parties in the ordinary course of business. Total revenue for the years ended June 30, 2001, 2000 and 1999 included, in the aggregate, sales to related parties in the amount of $12 million, $34 million and $49 million, respectively. Purchases and aggregate amounts receivable from and amounts payable to such related parties were immaterial at June 30, 2001, 2000 and 1999.

Note 20. Consolidated Statement of Cash Flows

    Other adjustments to reconcile net (loss) income to net cash from operating activities include the write-off of long-lived assets, the write-off of purchased intangibles and goodwill and accrual of compensation expense related to employee stock awards. The effect of exchange rate changes on cash balances are not material for any of the periods presented.

    Supplemental disclosures of cash flow information (in thousands):

	Years ended June 30,
	2001	2000	1999
Cash paid during the year for:
Interest	$17,500	$18,100	$21,100
Income taxes, net of refunds	$16,300	$40,000	$(42,000)

    Supplemental schedule of noncash investing and financing activities (in thousands):

	Years ended June 30,
	2001	2000	1999
Conversion of Preferred stock to common stock	$16,998	$—	$—
Exchange of property and equipment and accounts receivable for minority interest investment in private company	$—	$3,700	$37,600

Note 21. Contingencies

    We are defending the lawsuits described below. We believe we have good defenses to the claims in each of these lawsuits and we are defending each of them vigorously.

    We are defending putative securities class action lawsuits filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. In September 2001, we reached a settlement of both the federal and state class actions, which includes the issuance of 8 million shares of SGI common stock to the settlement class. The settlement is subject to preliminary and final approval from the federal court.

    We also have been defending a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. In April 2001, plaintiffs and defendant reached an understanding that resolves this litigation. The settlement document has been completed and the Company has fully accrued for this amount; however, Court approval of the settlement is required before this action is complete.

    We are also defending a claim for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After Defendant removed the case to federal court based on the existence of a federal question, plaintiff dismissed the FLSA claim and the matter was remanded to state court. On April 23, 2001, plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200.

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

Note 22. Subsequent Events (unaudited)

    During the first quarter of fiscal 2002, we announced and began to implement additional restructuring actions in an effort to further reduce our operating expenses and restore long-term profitability. These actions are expected to result in the elimination of approximately 800 positions across all levels and functions. In addition, we will vacate leased administrative facilities at two locations. We will record aggregate charges of approximately $32 million in the first quarter of fiscal 2002 related to these actions. We also announced our intention to consolidate our manufacturing activity in Wisconsin and close our manufacturing facility in Switzerland by the end of December 2001.

Note 23. Selected Quarterly Financial Data (Unaudited)

	Fiscal 2001
	June 30	March 31	December 31	September 30
	(in thousands, except per share amounts)
Total revenue	$431,500	$509,718	$486,907	$426,336
Costs and expenses:
Cost of revenue	299,318	325,407	339,863	283,125
Research and development	59,508	61,272	58,111	57,349
Selling, general and administrative	171,521	177,170	182,237	185,663
Other operating expense(1)	108,273	—	—	(6,221)

Operating Loss	(207,120)	(54,131)	(93,304)	(93,580)
Interest and other income (expense), net(2)	(8,488)	(83,166)	25,526	48,108
Loss before income taxes	(215,608)	(137,297)	(67,778)	(45,472)

Net loss	$(231,844)	$(141,095)	$(71,116)	$(48,988)

Net loss per share:
Basic	$(1.20)	$(0.74)	$(0.38)	$(0.26)
Diluted	$(1.20)	$(0.74)	$(0.38)	$(0.26)
Shares used in the calculation of net loss per share:
Basic	192,814	190,857	189,808	187,872
Diluted	192,814	190,857	189,808	187,872
	Fiscal 2000
	June 30	March 31	December 31	September 30
	(in thousands, except per share amounts)
Total revenue	$534,051	$563,687	$648,193	$585,203
Costs and expenses:
Cost of revenue	345,267	327,324	389,671	441,263
Research and development	67,727	69,564	78,607	85,350
Selling, general and administrative	188,152	185,197	183,487	228,360
Other operating expense(3)	(8,000)	(17,677)	(16,000)	144,538

Operating income (loss)	(59,095)	(721)	12,428	(314,308)
Interest and other income (expense), net(4)	4,226	(22,560)	2,165	(4,019)
Income (loss) before income taxes	(54,870)	(23,281)	14,594	(318,327)

Net income (loss)	$(607,591)	$(18,133)	$9,081	$(212,901)

Net income (loss) per share:
Basic	$(3.27)	$(0.10)	$0.05	$(1.17)
Diluted	$(3.27)	$(0.10)	$0.05	$(1.17)
Shares used in the calculation of net income (loss) per share:
Basic	185,573	183,826	182,789	181,924
Diluted	185,573	183,826	183,143	181,924

(1)
Amount includes a restructuring charge of $88 million and impairment charges of $20 million in the fourth quarter.

(2)
Amount includes an $83 million write-off of an investment in a private company in the third quarter. Second quarter amount includes an $11 million gain on the sale of marketable investments and a $12 million gain on the sale of the Cray product line. First quarter amount includes a $39 million gain on the sale of marketable investments and a $12 million gain on the sale of the Cray product line.

(3)
Amounts represent a $145 million charge for estimated restructuring costs in the first quarter and changes in previously estimated restructuring costs of $42 million in the second through fourth quarters.

(4)
Amounts include a net loss on the sale of our Cray product line of $8 million, comprised of a gain of $13 million in the fourth quarter and a loss of $21 million in the third quarter.

Schedule II

Valuation and Qualifying Accounts and Reserves
(in thousands)

		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Write-offs/ Other	Balance at End of Period
Year ended June 30. 1999
Accounts receivable allowance	$17,463	$351	$—		$(2,407)	$15,407
Warranty Accrual	32,732	36,111	9,945	(2)	(40,168)	38,620
Deferred tax asset allowance	90,705	13,511	11,439	(1)	(10,291)	105,364
Year ended June 30, 2000
Accounts receivable allowance	15,407	2,964	—		(5,988)	12,383
Warranty Accrual	38,620	56,158	295	(2)	(67,194)	27,879
Deferred tax asset allowance	$105,364	$525,979	$981	(1)	$—	$632,324
Year ended June 30, 2001
Accounts receivable allowance	12,383	10,334			(2,649)	20,068
Warranty Accrual	27,879	22,398	(2,457	)(2)	(26,460)	21,360
Deferred tax asset allowance	$632,324	$174,079	$1,733	(1)	$—	$808,136

(1)
Reserve of paid-in capital benefits related to stock option activity

(2)
Reclassification from other accrual accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

    Certain information required by Part III is omitted from this Report in that the we filed our definitive proxy statement pursuant to Regulation 14A (the "2001 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning our directors required by this Item is incorporated by reference to the information set forth in the 2001 Proxy Statement on pages 3 through 5' under the heading "Proposal No. 1—Election of Directors—Directors and Nominee for Director."

    The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth on page 12 of the 2001 Proxy Statement under the heading "Executive Officer Compensation—Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to information set forth in the 2001 Proxy Statement on page 5 under the headings "Proposal No. 1—Election of Directors—Compensation Committee Interlocks and Insider Participation" and "—Director Compensation"; on pages 10 through 12 under the headings "Executive Officer Compensation—Summary Compensation Table", "—Option Grants in Fiscal 2001" and "—Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values"; on pages 7 through 9 under the heading "Report of the Compensation and Human Resources Committee of the Board of Directors"; and on page 14 under the heading "Company Stock Price Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth in the 2001 Proxy Statement on pages 1 and 2 under the headings "Information Concerning Solicitation and Voting—Record Date and Principal Share Ownership" and "—Voting and Solicitation" and on page 7 under the heading "Other Information—Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth in the 2001 Proxy Statement on pages 12 and 13 under the heading "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

1.
FINANCIAL STATEMENTS. The following consolidated financial statements of Silicon Graphics, Inc. and Report of Ernst & Young LLP, Independent auditors are filed as part of this Report on pages 23 through 53;

  Consolidated Statement of Operations—Years ended June 30, 2001, 2000 and 1999

  Consolidated Balance Sheets—June 30, 2001 and 2000

  Consolidated Statements of Cash Flows—Years ended June 30, 2001, 2000, and 1999

  Consolidated Statements of Stockholders' (Deficit) Equity—Years ended June 30, 2001, 2000, and 1999

  Notes to Consolidated Financial Statements

  Report of Ernst & Young LLP, Independent Auditors

2.
FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

Schedule	Description	Page
II	Valuation and Qualifying Accounts	54

  Schedules not listed above have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

3.
Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1	(7)	Restated Certificate of Incorporation of the Company.
3.1.2	(10)	Certificate of Designation of the Series E Preferred Stock filed June 13, 1995.
3.2		Bylaws of the Company, as amended.
4.1	(13)	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee.
4.2	(13)	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company).
4.3	(16)	Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.
9.1	(10)	Voting and Exchange Trust Agreement between the Company and Montreal Trust Company of Canada dated June 15, 1995.
10.1	(1)	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.
10.2	(2)	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.
10.3	(4)	Form of Indemnification Agreement entered into between the Company and its directors, executive officers and certain other agents.
10.4	(4)	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised)
10.5	(17)	Form of Employment Continuation Agreement entered into by the Company with its executive officers, as amended and restated as of November 14, 1997.
10.6	(15)*	1984 Incentive Stock Option Plan, as amended, and amended form of Incentive Stock Option Agreement.
10.7	(7)*	Directors' Stock Option Plan and form of Stock Option Agreement as amended as of October 31, 1994.
10.8	(14)*	1985 Stock Incentive Program, as amended.
10.9	(4)*	1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10.10	(3)*	1987 Stock Option Plan and form of Stock Option Agreement.
10.11	(14)*	Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.
10.12	(14)*	1993 Long-Term Incentive Stock Plan, as amended, and form of stock option agreement.
10.13		1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement.
10.14	(13)*	Employee Stock Purchase Plan, as amended as of October 30, 1996.
10.15	(18)*	1998 Employee Stock Purchase Plan
10.16	(6)*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.
10.17	(16)*	Addendum to the Non-Qualified Deferred Compensation Plan.
10.18	(8)*	Alias Research Inc.'s 1988 Employee Share Ownership Plan Option Agreement.
10.19	(8)*	Alias Research Inc.'s 1989 Employee Share Ownership Plan Option Agreement.
10.20	(8)*	Alias Research Inc.'s 1990 Employee Share Ownership Plan and standard forms of Option Agreements.
10.22	(8)*	Alias Research Inc.'s 1994 Stock Plan and standard forms of Option Agreements.
10.22	(9)*	Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option Agreement.
10.23	(11)*	Cray Research, Inc. 1989 Non-Employee Directors' Stock Option Plan and form of stock option agreement.

10.24	(19)*	Loan and Security Agreement between the Company and Foothill Capital Corporation and Bank of America,N.A. dated April 10, 2001.
10.25		Second Amendment to Loan and Security Agreement between the Company and Foothill Capital Corporation and Bank of America, N.A. dated September 27, 2001.
10.26		Employment letter between Harold Covert and the Company dated as of April 25, 2001.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Auditors.

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

(4)
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

(8)
Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60215), which became effective June 14, 1995.

(9)
Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 33-60213), which became effective June 14, 1995.

(10)
Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(11)
Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (No. 333-06403), which became effective June 20, 1996.

(12)
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

(19)
Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(b)
Reports on Form 8-K.

    NONE

Trademarks used in the Form 10-K

    Silicon Graphics, IRIX, Onyx, O2, Octane, Onyx and Onyx2 are registered trademarks, and CXFS, FailSafe, GIGAchannel, InfiniteReality3, NUMAflex, SGI, SGI Graphics Cluster, Origin, Reality Center, Octane2, Silicon Graphics Zx10, VPro and XFS are trademarks, of Silicon Graphics, Inc. Alias and Alias Studio are trademarks of Alias\Wavefront, a division of Silicon Graphics Limited. Maya is a registered trademark of Silicon Graphics, Inc., and exclusively used by Alias\Wavefront, a division of Silicon Graphics Limited.

    MIPS is a registered trademark and R12000 is a trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. Cray is a registered trademark and Cray T90 is a trademark of Cray, Inc. UNIX is a registered trademark of the OPEN GROUP, in the United States and other countries. Windows and Windows NT are registered trademarks of Microsoft Corporation. Intel and Pentium are registered trademarks and Itanium is a trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc. Hitachi Freedom Storage Lightening 9960 is a trademark of Hitachi America, Ltd. in the U.S. and other countries. Macintosh is a registered trademark of Apple Computer, Inc, registered in the United States and other counties.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2001	SILICON GRAPHICS, INC.
	By:	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. BISHOP Robert R. Bishop	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2001
/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2001
/s/ RICHARD KRAMLICH Richard Kramlich	Director	October 15, 2001
/s/ JAMES A. MCDIVITT James A. McDivitt	Director	October 15, 2001

EXHIBIT INDEX

Exhibit Number	Description
3.2	Bylaws of the Company, as amended.
10.13	1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement.
10.25	Second Amendment to Loan and Security Agreement between the Company and Foothill Capital Corporation and Bank of America, N.A. dated September 27, 2001.
10.26	Employment letter between Harold Covert and the Company dated as of April 25, 2001.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX