Form 10-Q
period 2001-09-28
SILICON GRAPHICS INC /CA/
filed 2001-11-13
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 28, 2001.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 2, 2001 there were 194,161,436 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26

    Trademarks used in this Form 10-Q:  Silicon Graphics, Octane, Onyx, Onyx2, O2 and IRIX are registered trademarks and Origin, Octane2, SGI and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark of the OPEN GROUP, in the United States and other countries. Windows NT is a registered trademark of Microsoft Corporation. Intel and Pentium are registered trademarks of Intel Corporation. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc. Cray is a registered trademark of Cray Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
Product and other revenue	$245,744	$279,999
Service revenue	133,648	146,337

Total revenue	379,392	426,336
Costs and expenses:
Cost of product and other revenue	114,875	166,907
Cost of service revenue	90,762	116,218
Research and development	47,620	57,349
Selling, general and administrative	140,598	185,663
Other operating expense (recovery)(1)	32,112	(6,221)

Total costs and expenses	425,967	519,916

Operating loss	(46,575)	(93,580)
Interest and other income (expense), net	(7,519)	(2,450)
Other non-recurring income (expense), net	(13,136)	50,558

Loss before provision for income taxes	(67,230)	(45,472)
Provision for income taxes	2,052	3,516

Net loss	(69,282)	(48,988)
Preferred stock dividend requirement	—	(131)

Net loss available to common stockholders	$(69,282)	$(49,119)

Net loss per share—basic and diluted	$(0.36)	$(0.26)

Common shares outstanding—basic and diluted	192,094	187,872

(1)
Represents a charge for estimated restructuring and impairment costs in the three-month period ended September 28, 2001 and a change in previously estimated restructuring costs in the three-month period ended September 30, 2000.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2001	June 30, 2001(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$118,282	$123,129
Short-term marketable investments	3,510	2,978
Short-term restricted investments	58,281	74,036
Accounts receivable, net	299,843	354,026
Inventories	204,239	205,152
Prepaid expenses and other current assets	107,579	94,387

Total current assets	791,734	853,708
Restricted investments	2,821	2,817
Property and equipment, net	217,138	268,944
Other assets	150,133	157,560

	$1,161,826	$1,283,029

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$137,272	$167,053
Accrued compensation	108,105	114,162
Income taxes payable	26,202	30,561
Deferred revenue	234,979	265,246
Other current liabilities	286,854	267,876
Current portion of long-term debt	54,631	50,694

Total current liabilities	848,043	895,592
Long-term debt	291,141	289,289
Other liabilities	115,530	123,431
Stockholders' deficit:
Common stock and additional paid-in-capital	1,440,845	1,442,867
Accumulated deficit	(1,409,034)	(1,340,085)
Treasury stock	(105,190)	(105,190)
Accumulated other comprehensive loss	(19,509)	(22,875)

Total stockholders' deficit	(92,888)	(25,283)

	$1,161,826	$1,283,029

(1)
The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended
	Sept 28, 2001	Sept. 30, 2000
Cash Flows From Operating Activities:
Net loss	$(69,282)	$(48,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,896	31,558
Loss on sale of real estate	3,816	—
Loss (gain) on sale of marketable investments	1,320	(38,805)
Gain on sale of Cray® product line	—	(11,753)
Restructuring charge (recovery)	31,642	(6,221)
Other	(753)	(4,543)
Changes in operating assets and liabilities:
Accounts receivable	54,183	37,848
Inventories	(11,461)	13,156
Accounts payable	(29,782)	(23,108)
Other assets and liabilities	(65,260)	(24,419)

Total adjustments	35,601	(26,287)

Net cash used in operating activities	(33,681)	(75,275)
Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	26,147	—
Purchase of marketable investments	(532)	(1,177)
Purchases of restricted investments	(142,535)	(38,878)
Proceeds from the maturities of restricted investments	158,285	60,906
Capital expenditures	(9,273)	(41,397)
(Increase) decrease in other assets	(2,290)	37,672

Net cash provided by investing activities	29,802	17,126
Cash Flows From Financing Activities:
Issuance of debt	44	—
Payments of debt principal	(1,012)	(1,822)
Sale of SGI common stock	—	1,148
Cash dividends-preferred stock		(131)

Net cash used in financing activities	(968)	(805)

Net decrease in cash and cash equivalents	(4,847)	(58,954)
Cash and cash equivalents at beginning of period	123,129	251,811

Cash and cash equivalents at end of period	$118,282	$192,857

The accompanying notes are an integral part of these financial statements

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements.

    The consolidated financial statements include the accounts of SGI and our wholly-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

    We have incurred net losses and negative cash flows from operations during each of the past two fiscal years. Unrestricted cash and marketable investments declined from $126 million at June 30, 2001, to $122 million at September 28, 2001. We have working capital deficiency of $56 million and a stockholders' deficit of $93 million at September 28, 2001. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation (See Note 13 Subsequent Events). Actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our fiscal 2002 operating plan and licensing and sales transactions will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses.

2. Inventories.

	September 28, 2001	June 30, 2001
	(In thousands)
Components and subassemblies	$61,848	$85,383
Work-in-process	71,637	32,171
Finished goods	54,146	40,092
Demonstration systems	16,608	47,506

Total inventories	$204,239	$205,152

3. Restricted Investments.

    Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in the Company's name by major financial institutions.

4. Property and Equipment.

	September 28, 2001	June 30, 2001
	(In thousands)
Property and equipment, at cost	$727,469	$755,362
Accumulated depreciation and amortization	(510,331)	(486,418)

Property and equipment, net	$217,138	$268,944

5. Other Assets.

	September 28, 2001	June 30, 2001
	(In thousands)
Spare parts	$75,936	$80,044
Investments	9,268	12,841
Software licenses, goodwill and other	64,929	64,675

	$150,133	$157,560

6. Financing Arrangement

    During the fourth quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $43 million of this line to secure a letter of credit required under terms of our building sale-leaseback arrangement. This obligation bears interest payable monthly at the prime rate plus 0.25% (6.25% at September 28, 2001) and the principal amount is due in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants. During the first quarter of fiscal 2002, we were not in compliance with the financial covenants relating to EBITDA for the fourth quarter of fiscal 2001 and the $50 million minimum daily unrestricted cash balance and have obtained a waiver from the lender of these defaults. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

7. Other Operating Expense.

    Restructuring  During the first quarter of fiscal 2000, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below) and included a reevaluation of our core competencies, technology roadmap and business model. The restructuring program was broad-based and covered virtually all aspects of our products, operations and processes. The fiscal 2000 restructuring actions resulted in the elimination of approximately 1,100 positions across essentially all of our functions and locations for a charge of $65.8 million, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts.

    Fiscal 2000 restructuring and impairment actions included operating asset write downs of $27 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics® 320 and Silicon Graphics® 540 visual workstations and certain high-end graphics development projects that were canceled. Third party contract cancellation charges associated with the fiscal 2000 actions totaled $8 million. We planned to vacate approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and incurred $7 million in exit costs, including costs to restore facilities to original condition. In addition, an impairment charge of $11 million was recorded for the abandonment of leasehold and other fixed assets associated with the facility closures.

    During the second through fourth quarters of fiscal 2000 and the first quarter of fiscal 2001, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $35 million and $6 million, respectively, has been recorded in fiscal 2000 and fiscal 2001, respectively. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflected our new approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Estimated costs of contract cancellations were also adjusted due to favorable settlements. As of March 31, 2001, all estimated positions were eliminated and all severance-related charges were paid. The remaining facilities related accrual balance of approximately $1 million at September 28, 2001 is expected to result in cash expenditures through fiscal 2004.

    During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, of which roughly 800 of the positions have been eliminated as of September 28, 2001. Severance payments and related charges of $45 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. The remaining fiscal 2001 accrual balance of approximately $55 million at September 28, 2001 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures.

    During the first quarter of fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $30 million and are expected to result in the elimination of approximately 700 positions across all levels and functions, of which roughly 400 of the positions have been eliminated as of September 28, 2001. Severance payments and related charges of $27 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $1 million. Our plans include vacating approximately 114,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2006. We estimate this will require ongoing lease payments of $2 million. Our plans also include consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland by the end of December 2001. Our plan is to sell the Switzerland facility and we estimate this closure will require approximately $1 million in exit costs. The remaining fiscal 2002 accrual balance of approximately $26 million at September 28, 2001 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2006 for facilities related expenditures.

    Impairment  As a result of the fiscal 2001 restructuring activities described above, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the IA32 product line. In addition, we also recorded approximately $4 million in impairments for internally developed software projects discontinued as a result of the functionality provided by the new Enterprise Resource Planning ("ERP") system. The fair value and remaining carrying value of these assets at September 28, 2001 was immaterial.

    As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $1 million of fixed assets held for disposal and approximately $1 million of demonstration units. The fair value and remaining carrying value of these assets at September 28, 2001 was immaterial.

    The following table depicts the restructuring activity and impairment charges during the first three months of fiscal 2002: (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Impairment Charges	Total
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$80,649
Additions—fiscal 2002 restructuring and Impairment	26,648	1,130	2,127	2,207	32,112
Expenditures:
Cash	(25,418)	(1,420)	(2,291)	—	(29,129)
Non-cash	—	—	(576)	(2,207)	(2,783)

Balance at Sept. 28, 2001	$37,380	$927	$42,542	$0	$80,849

8. Loss Per Share.

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	September 28, 2001	September 30, 2000
	(In thousands, except per share amounts)
Net loss	$(69,282)	$(48,988)
Less preferred stock dividends	—	(131)

Net loss available to common stockholders	$(69,282)	$(49,119)

Weighted average shares outstanding—basic and diluted	192,094	187,872

Net loss per share—basic and diluted	$(0.36)	$(0.26)

Potentially dilutive securities excluded from Computations because they are anti-dilutive	7,688	13,563

9. Comprehensive Loss.

    The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
	(In thousands)
Net loss	$(69,282)	$(48,988)
Change in unrealized loss on available-for-sale Investments	(165)	(753)
Reclassification adjustment of accumulated unrealized loss (gain) related to the sale of investments	1,302	(24,450)
Change in unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(135)	4,347
Foreign currency translation adjustments	2,364	(3,868)

Comprehensive loss	$(65,916)	$(73,712)

    The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 28, 2001	June 30, 2001
	(In thousands)
Unrealized loss on available-for-sale investments	$(1,335)	$(2,472)
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	587	722
Foreign currency translation adjustments	(18,761)	(21,125)

Accumulated other comprehensive loss	$(19,509)	$(22,875)

10. Segment Information.

    SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's current products include Silicon Graphics® Onyx2® and the next generation Onyx® 3000 family of graphics systems, the SGI™ OriginTM 200 family of servers, the SGI™ 1000 family of servers and the OriginTM 2000 and Origin™ 3000 family of high-performance servers. The Visual Workstation segment's current products include the Silicon Graphics® O2®, the Silicon Graphics® Octane®, and the Silicon Graphics® Octane2TM visual workstations based upon the MIPS® microprocessor and the IRIX® operating system. During the fourth quarter of fiscal 2001, a decision was made to end of life the Silicon Graphics 230, Silicon Graphics 330, Silicon Graphics 550, and the Silicon Graphics Zx10 visual workstations based upon the Intel® microprocessor and the Windows NT® and Red Hat® Linux® operating systems. These products were shipped through the first quarter of fiscal 2002. The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. The remanufactured systems sales operating unit does not meet the quantitative thresholds required for separate disclosure and is included in "Other" in the reconciliation of reported revenue and operating profit. We evaluate performance for each of these segments based on profit or loss from operations before interest and taxes.

    In addition to the aforementioned reportable segments, expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our remanufactured systems sales organization and our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level revenue and expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit.

    We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

    Information on reportable segments is as follows (in thousands):

	Three Months Ended
	Servers	Visual Workstations	Global Services
September 28,2001:
Revenue from external customers	$97,517	$56,852	$124,825
Segment (loss) profit	$(65,365)	$(34,321)	$13,420
September 30, 2000:
Revenue from external customers	$145,792	$96,142	$138,251
Segment (loss) profit	$(72,019)	$(30,727)	$(5,754)

    Reconciliation to SGI as reported (in thousands):

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
Revenue:
Total reportable segments	$279,194	$380,185
Other	100,198	46,151

Total SGI consolidated	$379,392	$426,336

Operating loss:
Total reportable segments	$(86,266)	$(108,500)
Other	71,803	8,699
Other operating (expense) income	(32,112)	6,221

Total SGI consolidated	$(46,575)	$(93,580)

11. Recent Accounting Pronouncements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We adopted SFAS 141 as of July 1, 2001 and will adopt SFAS 142 as of July 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position, or cash flows.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required).

12. Contingencies.

    We are defending the lawsuits described below. We believe we have good defenses to the claims in each of these lawsuits and we are defending each of them vigorously.

    We are defending putative securities class action lawsuits filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. In September 2001, we reached a settlement of both the federal and state class actions which includes a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class. The settlement is subject to preliminary and final approval from the federal court.

    We also have been defending a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. In April 2001, plaintiffs and defendant reached an understanding that resolves this litigation, subject to final court approval.

    We are also defending a claim for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After Defendant removed the case to federal court based on the existence of a federal question, plaintiff dismissed the FLSA claim and the matter was remanded to state court. In April 2001, plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200.

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

13. Subsequent Events.

    On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively of SGI Japan, Ltd. for approximately $95 million. SGI expects its net proceeds to be approximately $70 million after settlement of inter-company accounts, deal expenses and customary closing adjustments. SGI Japan, which will be jointly owned by SGI, NEC and NEC Soft, has entered into a long-term exclusive distribution agreement with SGI to supply SGI equipment, services and solutions in Japan. Following the closing, SGI will no longer consolidate SGI Japan's results in its financial statements but will instead record its proportionate share of SGI Japan's earnings as non-operating income.

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

Results of Operations

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
	(Numbers may not add due to rounding)
	(In millions, except per share amounts)
Total revenue	$379	$426
Cost of revenue	206	283

Gross profit	174	143
Gross profit margin	45.8%	33.6%
Total operating expenses	220	237

Operating loss	(47)	(94)
Interest and other income (expense), net	(8)	(2)
Other non-recurring income (expense), net	(13)	51

Loss before provision for income taxes	(67)	(45)

Net loss	$(69)	$(49)

Net loss per share—basic and diluted	$(0.36)	$(0.26)

Revenue

    The following discussion of revenue is based on the results of our reportable segments as described in Note 9 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services. These segments were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. The remanufactured systems sales operating unit does not meet the quantitative thresholds for separate disclosure and is included in "Other" in the reconciliation of reported revenue. Prior year amounts have been restated to conform to current year presentation.

    Revenue for the first quarter of fiscal 2002 included a one-time receipt of $62.5 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights. Revenue for the first quarter of fiscal 2002 without the Microsoft revenue was $317 million, substantially lower compared with the corresponding period of fiscal 2001. This decline reflects a general economic slowdown, strong competition from much larger companies and other factors discussed below that affected particular product families.

    The following table presents total revenue by reportable segment with prior year segments restated to reflect current year presentation:

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
	(Numbers may not add due to rounding)
	$ in millions
Servers	$97	$146
% of total revenue	26%	34%
Visual Workstations	$57	$96
% of total revenue	15%	23%
Global Services	$125	$138
% of total revenue	33%	32%
Other	$100	$46
% of total revenue	26%	11%

    Server revenue for the first quarter of fiscal 2002 decreased $49 million or 34% compared with the corresponding period of fiscal 2001.

    Visual Workstation revenue for the first quarter fiscal 2002 decreased $39 million, or 41% compared with the corresponding period of fiscal 2001. The decrease is primarily attributable to the continuing decline in our UNIX® workstation market.

    Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the first quarter of fiscal 2002 decreased $13 million, or 10% compared with the corresponding period of fiscal 2001. The decrease primarily reflects a decline in our professional services revenue, coupled with a decline in our traditional customer support revenue.

    Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias/Wavefront, and remanufactured system sales. The Microsoft revenue is also included in other revenue in the first quarter of fiscal 2002.

    Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first quarter of fiscal 2002 was: Servers—31%, Visual Workstations—18%, Global Services—39% and Other—12%.

    Total revenue by geographic area was as follows (in millions):

	Three Months Ended
Area	Sept. 28, 2001	Sept. 30, 2000
Americas	$249	$246
Europe	69	97
Rest of World	61	83

Total revenue	$379	$426

    Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
Area	Sept. 28, 2001	Sept. 30, 2000
Americas	66%	58%
Europe	18%	23%
Rest of World	16%	19%

    Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first quarter of fiscal 2002 is as follows: Americas—$187 million or 59%; Europe—$69 million or 22%; and Rest of World—$61million or 19%. The geographic revenue mix in the first quarter of fiscal 2002, as adjusted, did not shift significantly when compared with the corresponding period in fiscal 2001. In terms of absolute dollars, decreases in revenue were experienced across all regions primarily due to lower volumes.

    Our consolidated backlog at September 28, 2001 was $231 million compared with $209 million at June 30, 2001.

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

    Gross margin for the first quarter of fiscal 2002 increased to 45.8% compared with gross margin of 33.6% in the corresponding period of fiscal 2001. Excluding the $62.5 million in revenue recognized from the Microsoft agreement, gross margin was 35.1% in the first quarter of fiscal 2002. Gross margin in the first quarter of fiscal 2002 was negatively impacted by an unfavorable product mix and inventory charges related to the 400 to 500 megahertz chip transition and a significant reduction in the market value of memory, partially offset by gross margin improvements attained as a result of ending the Pentium® III-based product lines. Gross margin in the first quarter of fiscal 2001 reflects the effect of component shortages on high-end, high profit margin systems, particularly on the products within our Origin scalable server and Onyx graphics systems businesses. These component shortgages affected shipping patterns and were a factor in causing a higher percentage of our revenue to come from lower margin products.

Operating Expenses

	Three Months Ended
	Sept. 28, 2001	Sept. 30, 2000
	$ in millions
Research and development	$48	$57
% of total revenue	12.6%	13.4%
Selling, general and administrative	$141	$186
% of total revenue	37.1%	43.5%
Other	$32	$(6)
% of total revenue	8.5%	(1.5)%

    Operating Expenses (excluding Other Operating Expense).  Operating expenses for the first quarter of fiscal 2002 declined 23% in absolute dollars from the same period of fiscal 2001. This decrease resulted primarily from lower headcount as a result of restructuring activities and attrition, a reduction in outside service expenses and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. However, excluding revenue associated with the Microsoft agreement, research and development expense for the first quarter of fiscal 2002 rose to 15% as a percentage of revenue, while selling, general and administrative expense were relatively flat at 44% of total revenue. First quarter fiscal 2002 operating expenses also includes $12 million of charges associated with the implementation of an ERP system that were not incurred in the corresponding period of fiscal 2001.

    Other Operating Expense.  Other operating expense for the first quarter of fiscal 2002 represents a $32 million charge for estimated restructuring costs associated with the fiscal 2002 restructuring plan. Other operating expense for the first quarter of fiscal 2001 represents a $6 million reduction to the restructuring costs we estimated during the first quarter of fiscal 2000. See Note 6 to the Condensed Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

    Interest Income and Other, Net  Interest income and other, net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest income and other, net for the first quarter of fiscal 2002 declined in comparison to the corresponding period of fiscal 2001mainly due to lower interest income as a result of lower cash balances.

    Other Non-recurring income (expense)  Other non-recurring expense of $13 million for the first quarter of fiscal 2002 includes a charge for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million additional shares of common stock and a loss on the sale of corporate real estate. Other non-recurring income for the first quarter of fiscal 2001 includes a $39 million gain on the sale of marketable investments and a $12 million gain related to the sale of the Cray product line.

    Taxes  Our provision for income taxes for the first quarter of fiscal 2002 and fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions.

Financial Condition

    At September 28, 2001, cash and cash equivalents and marketable investments totaled $122 million compared with $126 million at June 30, 2001. Also, included in the balance sheet at September 28, 2001 and June 30, 2001 is approximately $61 million and $77 million, respectively, of restricted investments. Restricted investments consist of short and long-term investments held under a security agreement or pledged as collateral against letters of credit.

    Primarily as a result of net losses, operating activities used $34 million during the first three months of fiscal 2002 compared with using $75 million during the first quarter of fiscal 2001. Operating cash flows for the first quarter of 2002 also benefitted from $62.5 million in one-time revenue from the Microsoft intellectual property agreement. To present cash flows from operating activities, net loss for the first quarter of fiscal year 2002 was adjusted for certain significant items. The first quarter of fiscal year 2002 net loss is adjusted to remove the impact of the $32 million restructuring charge. The first quarter of fiscal 2001 net loss is adjusted to remove the impact of the $39 million gain on sale of marketable investments, which is reflected as a cash flow from investing activity.

    Negative operating cash flow in the first quarter of fiscal 2002 was partially due to approximately $29 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring plans are expected to result in future cash outlays of approximately $81million, the majority of which will occur in fiscal 2002 and will be funded through cash and cash equivalents. The negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with increased focus on customer cash collections.

    Investing activities, other than changes in available-for-sale and restricted investments, provided $15 million in cash during the first quarter of fiscal 2002 compared with consuming $4 million in cash during the first quarter of fiscal 2001. The principal source of cash during the first quarter of fiscal 2002 was the $26 million net cash proceeds received as a result of the sale of corporate real estate and fixed assets. Investing activities in the first quarter of fiscal 2001 consisted of capital expenditures of $41 million, offset in part by the proceeds received from the sale of marketable investments.

    Financing activities used $1 million during the first quarter of fiscal 2002 and 2001. The principal financing activity in the first three months of fiscal 2002 was the use of $1 million for debt payments. The principal financing activities during the first quarter of fiscal 2001 included the use of $2 million for debt payments, offset in part by proceeds from the issuance of stock.

    At September 28, 2001, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $122 million. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation.

    On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively of SGI Japan, Ltd. for approximately $95 million. SGI expects its net proceeds to be approximately $70 million after settlement of inter-company accounts, deal expenses and customary closing adjustments. SGI Japan has entered into a long-term exclusive distribution agreement with SGI Japan to supply SGI equipment, services and solutions in Japan. This transaction also involves the restructuring of SGI's 6 billion Japanese yen loan incurred through SGI Japan. On an inter-company basis, SGI's obligation to SGI Japan has been restructured to mature in quarterly installments beginning in calendar 2002 and ending December 2004. As a result of the new ownership structure of SGI Japan, SGI also expects the underlying bank debt, currently guaranteed to SGI and due to mature in December 2001, to be restructured by SGI Japan through extended repayment terms or reduced through additional equity investments.

    Other actions that have been taken and as to which discussions are in progress include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our planned licensing and sales transactions and our fiscal 2002 operating plan, will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. The failure to execute successfully on this program, if combined with a failure to achieve our planned-for operating results, inability to restructure our debt or significant changes in the terms of our relationships with key suppliers, could result in our not having adequate liquidity to manage our business.

Risks That Affect our Business

    SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

    Working Capital Requirements.  Primarily as a result of net losses, our operating activities consumed $34 million in cash during the first quarter of fiscal 2002. Unrestricted cash and marketable investments declined from $126 million at June 30, 2001, to $122 million at September 28, 2001. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation. Actions that have been taken and as to which discussions are in progress include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. The failure to execute successfully on this program, if combined with a failure to achieve our planned-for operating results or significant changes in the terms of our relationships with key suppliers, could result in our not having adequate liquidity to manage our business.

    Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

    We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The facility is currently secured by U. S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants. During the first quarter of fiscal 2002, we were not in compliance with the financial covenants relating to EBITDA for the fourth quarter of fiscal 2001 and the $50 million daily unrestricted cash balances requirement and have obtained a waiver from the lender of these defaults. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

    Impact of Business Climate and Recent Developments.  SGI's business was hampered throughout fiscal 2001 by a weakening business climate that affected the willingness of customers globally to make substantial investments in information technology. It is too early to assess the extent to which the events of September 11, 2001 have exacerbated these trends, except that some adverse impact on SGI's results for the quarter ended September 28, 2001 was experienced. If the medium-term effect is to further depress the business climate, and if shortfalls in sales to private sector customers are not offset by increased sales to government customers, especially in the national defense and intelligence areas, then SGI would fail to achieve its planned-for operating results, which will further weaken SGI's financial condition.

    Expense Reduction Program.  SGI has had declining revenue and has been unprofitable on an operating basis for each of the past four fiscal years. While our operating expenses, excluding other operating expenses, have declined substantially over the last two years on a pro forma basis, they have declined at a slower rate than revenues. During the fourth quarter of fiscal 2001, we announced and began to implement restructuring actions with the objective of reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based, covering virtually all aspects of our products, operations and processes. During the first quarter of fiscal 2002, we announced and began to implement furthur restructuring actions in order to align our expenses with the reduced levels of business experienced during fiscal 2001. These actions resulted in aggregate charges of $30 million. We have also taken steps to begin the shut-down of our manufacturing facility in Switzerland—if the transition of all manufacturing to our facility in Chippewa Falls is not complseted in an expeditious and efficient manner, we could experience problems shipping systems to our customers. While our objective is to reduce our costs in a manner that will not have a material impact on revenue levels, there is no assurance that this will be achieved or that we will successfully reduce our operating expenses in a timely manner and to a level sufficient to become breakeven or cash flow positive in fiscal 2002.

    Implementation of Global IT System.  SGI implemented a global system for ERP at the start of fiscal 2002. During the first quarter of fiscal 2002, we experienced delays and inefficiencies in order entry, product shipment, customer billing and financial reporting. While the functioning of the system has continuously improved during this period, our operations have been affected by the transition to the new system and disruption to our business activity and cash flows could occur if the system does not perform as expected.

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

    Dependence On Partners and Suppliers.  Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term addition of the Intel 64-bit architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints such as those that have existed during the 2001 fiscal year, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

    Employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We recently announced our plans to implement further restructuring actions that occured during the first quarter of fiscal 2002. As we work through this process, there is no guarantee that we will not lose highly qualified employees.

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

    Export Regulation.  Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The U.S. Departments of Commerce and Justice and the Swiss authorities are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States.

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

    New York Stock Exchange Listing.  The listing rules of the New York Stock Exchange generally require that listed securities trade at a minimum share price of $1.00 per share when averaged over a 30 trading day period. On August 1, 2001, SGI was notified by the exchange that it was not in compliance with this criterion and required that this failure to meet the listing standards on February 14, 2002. If the Common Stock price fails to rise above this minimum threshold and if SGI fails to take action, such as a reverse stock split, to address this issue, the Common Stock could be delisted from the exchange, which would impair the liquidity available to holders of the Common Stock.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    We are defending putative securities class action lawsuits filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. In September 2001, we reached a settlement of both the federal and state class actions which includes the payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class. The settlement is subject to preliminary and final approval from the federal court.

    We also have been defending a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleges that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. In April 2001, plaintiffs and defendant reached an understanding that resolves this litigation, subject to final court approval.

    We are also defending a claim for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After Defendant removed the case to federal court based on the existence of a federal question, plaintiff dismissed the FLSA claim and the matter was remanded to state court. In April 2001, plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200.

    The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. See "Risks That Affect Our Business—Export Regulation."

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
10.27	Loan Agreement dated as of November 9, 2001 between SGI and SGI Japan, Ltd.
(b)
Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001	SILICON GRAPHICS, INC. a Delaware corporation
	By:	/s/ JEFFREY ZELLMER
Jeffrey Zellmer
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