Form 10-Q
period 2001-12-28
SILICON GRAPHICS INC /CA/
filed 2002-02-11
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 28, 2001.
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to to

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2789662 (I.R.S. Employer Identification No.)

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

Yes /x/    No / /

As of February 1, 2002 there were 196,799,841 shares of Common Stock outstanding.

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

        Trademarks used in this Form 10-Q:    Silicon Graphics, Octane, Onyx, Onyx2, O2, IRIX and SGI are registered trademarks and Origin, Octane2 and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark of the OPEN GROUP, in the United States and other countries. Windows NT is a registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc. Cray is a registered trademark of Cray Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2001	December 31, 2000	December 28, 2001	December 31, 2000
Product and other revenue	$240,162	$326,142	$485,906	$606,141
Service revenue	123,726	160,765	257,374	307,102

Total revenue	363,888	486,907	743,280	913,243
Costs and expenses:
Cost of product and other revenue	140,623	213,412	255,588	380,319
Cost of service revenue	76,646	126,451	167,318	242,669
Research and development	42,095	58,111	89,715	115,460
Selling, general and administrative	114,233	182,237	254,831	367,900
Other operating expense (recovery) (1)	5,449	—	37,561	(6,221)

Total costs and expenses	379,046	580,211	805,013	1,100,127

Operating loss	(15,158)	(93,304)	(61,733)	(186,884)
Interest and other income (expense), net	(3,699)	(4,496)	(11,218)	(6,946)
Other non-recurring income (expense), net	55,561	30,022	42,425	80,580

Income (loss) before (benefit) provision for income taxes	36,704	(67,778)	(30,526)	(113,250)
Income tax (benefit) provision	(474)	3,338	1,577	6,854

Net income (loss)	37,178	(71,116)	(32,103)	(120,104)
Preferred stock dividend requirement	—	(131)	—	(262)

Net income (loss) available to common stockholders	$37,178	$(71,247)	$(32,103)	$(120,366)

Net income (loss) per share—basic	$0.19	$(0.38)	$(0.17)	$(0.64)

Net income (loss) per share—diluted	$0.19	$(0.38)	$(0.17)	$(0.64)

Common shares outstanding—basic	192,956	189,808	192,490	188,840

Common shares outstanding—diluted	210,293	189,808	192,490	188,840

(1)
Represents a net charge for estimated restructuring and impairment costs in the three-month and six-month periods ending December 28, 2001 and a change in previously estimated restructuring costs in the six-month period ended December 31, 2000.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28, 2001	June 30, 2001(1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$116,223	$123,129
Short-term marketable investments	3,806	2,978
Short-term restricted investments	62,967	74,036
Accounts receivable, net	260,503	354,026
Inventories	138,961	205,152
Prepaid expenses and other current assets	81,784	94,387

Total current assets	664,244	853,708
Restricted investments	2,822	2,817
Property and equipment, net	198,606	268,944
Other assets	143,860	157,560

	$1,009,532	$1,283,029

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$102,806	$167,053
Accrued compensation	70,076	114,162
Income taxes payable	23,498	30,561
Deferred revenue	168,615	265,246
Other current liabilities	262,381	267,876
Current portion of long-term debt	6,115	50,694

Total current liabilities	633,491	895,592
Long-term debt	308,629	289,289
Other liabilities	116,054	123,431
Stockholders' deficit:
Common stock and additional paid-in-capital	1,444,231	1,442,867
Accumulated deficit	(1,394,973)	(1,340,085)
Treasury stock	(77,922)	(105,190)
Accumulated other comprehensive loss	(19,978)	(22,875)

Total stockholders' deficit	(48,642)	(25,283)

	$1,009,532	$1,283,029

(1)
The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended
	December 28, 2001	December 31, 2000
Cash Flows From Operating Activities:
Net loss	$(32,103)	$(120,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,790	66,239
Gain on sale of interest in SGI Japan	(63,723)	—
Loss (gain) on sale of real estate	3,816	(7,513)
Gain on sale of marketable investments	(1,713)	(49,561)
Gain on sale of Cray® product line	—	(23,506)
Restructuring charge (recovery)	37,095	(6,221)
Other	(4,738)	(6,702)
Changes in operating assets and liabilities:
Accounts receivable	38,673	(47,022)
Inventories	28,180	(3,696)
Accounts payable	(44,847)	18,902
Other assets and liabilities	(155,752)	5,819

Total adjustments	(64,219)	(53,261)

Net cash used in operating activities	(96,322)	(173,365)
Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	26,147	184,723
Proceeds from sale of interest in SGI Japan	90,705	—
(Purchase) maturities of marketable investments	(828)	227
Purchases of restricted investments	(266,732)	(125,356)
Proceeds from the maturities of restricted investments	277,795	99,783
Capital expenditures	(16,163)	(71,476)
(Increase) decrease in other assets	(10,726)	43,237

Net cash provided by investing activities	100,198	131,138
Cash Flows From Financing Activities:
Issuance of debt	44	93
Payments of debt principal	(13,877)	(3,527)
Sale of SGI common stock	3,051	8,886
Cash dividends-preferred stock	—	(262)

Net cash (used in) provided by financing activities	(10,782)	5,190

Net decrease in cash and cash equivalents	(6,906)	(37,037)
Cash and cash equivalents at beginning of period	123,129	251,811

Cash and cash equivalents at end of period	$116,223	$214,774

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

        We have reclassified certain prior year amounts in the condensed consolidated financial statements to conform to the current year presentation.

        We have incurred net losses and negative cash flows from operations during each of the past two fiscal years. Unrestricted cash and marketable investments declined from $126 million at June 30, 2001, to $120 million at December 28, 2001. We have a stockholders' deficit of $49 million at December 28, 2001. Due to the uncertainties in the current business climate and because our cash levels fluctuate significantly during each quarter, we have been actively working to improve our liquidity. Actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business (See Note 6. Sale of Interest In SGI Japan). Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our fiscal 2002 ooperating plan will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses.

2. Inventories.

(In thousands)	December 28, 2001	June 30, 2001
Components and subassemblies	$84,426	$85,383
Work-in-process	28,385	32,171
Finished goods	16,651	67,441
Demonstration systems	9,499	20,157

Total inventories	$138,961	$205,152

3. Restricted Investments.

        Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in the Company's name by major financial institutions.

4. Property and Equipment.

(In thousands)	December 28, 2001	June 30, 2001
Property and equipment, at cost	$672,261	$755,362
Accumulated depreciation and amortization	(473,655)	(486,418)

Property and equipment, net	$198,606	$268,944

5. Other Assets.

(In thousands)	December 28, 2001	June 30, 2001
Spare parts	$64,575	$80,044
Investments	26,703	12,841
Software licenses, goodwill and other	52,582	64,675

	$143,860	$157,560

6. Sale of Interest in SGI Japan

        On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively of SGI Japan, Ltd. for an aggregate purchase price of 11.5 billion Japanese yen yielding approximately $91 million in net proceeds. The net purchase price exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. The remaining $10 million has been recorded as deferred revenue and will be recognized as revenue over 3 years as we fulfill product orders from SGI Japan under a long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Also as part of this transaction, SGI's yen-denominated debt to SGI Japan, which would have otherwise matured in December 2001, has been reduced from $50 million to $37 million at December 28, 2001 and restructured to mature in quarterly installements from September 2002 through December 2004. SGI's debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan's results in its financial statements but instead records its proportionate share of SGI Japan's earnings as non-operating income in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock." These entries will be reflected on a one quarter lag basis due to the timing of receipt of financial reporting information from SGI Japan.

        At December 28, 2001, we have a net investment in SGI Japan of approximately $15 million recorded in Other Assets. The following is a summary of the assets and liabilities of SGI Japan that were removed from our consolidated financial statements at November 10, 2001:

(in millions)
Cash	$3.0
Accounts receivable, net	51.2
Inventories, net	11.9
Prepaid expenses and other current assets	16.4
Property and equipment, net	2.3
Spare parts	9.2
Other assets	15.5
Accounts payable	(21.8)
Accrued compensation	(8.6)
Deferred revenue	(31.6)
Other current liabilities	(9.1)
Other liabilities	(0.2)
$38.2

7. Financing Arrangement

        During the fourth quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined weekly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $43 million of this line to secure a letter of credit required under terms of our building sale-leaseback arrangement. This obligation bears interest payable monthly at the prime rate plus 0.25% (5.25% at December 28, 2001) and the credit facility matures in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants, including covenants relating to EBITDA and minimum daily cash balances. In the event we are not able to comply with the financial and other covenants of this facility, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

8. Other Operating Expense

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

        During the second through fourth quarters of fiscal 2000 and the first quarter of fiscal 2001, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $35 million and $6 million, respectively, has been recorded in fiscal 2000 and fiscal 2001, respectively. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California. It also reflected our new approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Estimated costs of contract cancellations were also adjusted due to favorable settlements. As of March 31, 2001, all estimated positions were eliminated and all severance-related charges were paid. The remaining facilities related accrual balance of approximately $1 million at December 28, 2001 is expected to result in cash expenditures through fiscal 2004.

        During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, of which all of the positions have been eliminated as of December 28, 2001. Severance payments and related charges of $45 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. The remaining fiscal 2001 restructuring accrual balance of approximately $40 million at December 28, 2001 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures.

        During the first quarter of fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $30 million and are expected to result in the elimination of approximately 700 positions across all levels and functions. Severance payments and related charges of $27 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $1 million. Our plans include vacating approximately 114,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2006. We estimate this will require ongoing lease payments of $2 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which was completed in December 2001. Our plan is to sell the Switzerland manufacturing facility and we estimate this closure will require approximately $1 million in exit costs (see Impairment charges below). In the second quarter of fiscal 2002, we incurred some additional charges relating to the fiscal 2002 restructuring plan. These actions included aggregate charges of $2 million, primarily for severance payments associated with the elimination of approximately 65 positions. As of December 28, 2001, approximately 730 of the positions associated with the fiscal 2002 restructuring have been eliminated. The remaining fiscal 2002 restructuring accrual balance of approximately $11 million at December 28, 2001 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2006 for facilities related expenditures.

        Impairment    As a result of the fiscal 2001 restructuring activities described above and recorded in the fourth quarter of fiscal 2001, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the IA32 product line. In addition, we also recorded approximately $4 million in impairments for internally developed software projects discontinued as a result of the functionality provided by the new Enterprise Resource Planning ("ERP") system.

        As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $1 million of fixed assets held for disposal and approximately $1 million of product demonstration units in the first quarter of fiscal 2002. In the second quarter of fiscal 2002, we wrote down approximately $8 million of fixed assets, including a $7 million writedown for our Switzerland manufacturing facility that was closed during the second quarter. We expect to sell this facility in the second half of fiscal 2002.

        The following table depicts the restructuring activity and impairment charges during the first six months of fiscal 2002 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Impairment Charges	Total
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$80,649
Additions—fiscal 2002 restructuring and impairment	26,648	1,130	2,127	2,207	32,112
Expenditures:
Cash	(25,418)	(1,420)	(2,291)	—	(29,129)
Non-cash	—	—	(576)	(2,207)	(2,783)

Balance at September 28, 2001	$37,380	$927	$42,542	$—	$80,849

Adjustments:
Increases	1,995	60	12	8,028	10,095
(Decreases)			(4,646)		(4,646)
Expenditures:
Cash	(21,750)	(927)	(4,424)	—	(27,101)
Non-cash	—	—		(8,028)	(8,028)

Balance at December 28, 2001	$17,625	$60	$33,484	$—	$51,169

9. Earnings (Loss) Per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 28, 2001	December 31, 2000	December 28, 2001	December 31, 2000
Net income (loss)	$37,178	$(71,116)	$(32,103)	$(120,104)
Less preferred stock dividends	—	(131)	—	(262)

Net income (loss) available to common stockholders	37,178	(71,247)	(32,103)	(120,366)
Effect of dilutive securities:
Senior convertible notes	2,004	—	—	—

Adjusted net income (loss) available to common stockholders	$39,182	$(71,247)	$(32,103)	$(120,366)

Weighted average shares outstanding—basic	192,956	189,808	192,490	188,840
Employee stock options and restricted shares	5,006	—	—	—
Senior convertible notes	12,331	—	—	—

Weighted average shares outstanding—diluted	210,293	189,808	192,490	188,840

Net income (loss) per share—basic	$0.19	$(0.38)	$(0.17)	$(0.64)

Net income (loss) per share—diluted	$0.19	$(0.38)	$(0.17)	$(0.64)

Potentially dilutive securities excluded from computations because they are anti-dilutive	1,449	12,662	16,583	13,891

10. Comprehensive Income (Loss).

        The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 28, 2001	December 31, 2000	December 28, 2001	December 31, 2000
Net income (loss)	$37,178	$(71,116)	$(32,104)	$(120,104)
Change in unrealized loss on available-for-sale investments	—	(1,870)	(165)	(2,623)
Reclassification adjustment of accumulated unrealized loss (gain) related to the sale of investments	1,335	(6,776)	2,637	(31,226)
Change in unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	11	(4,633)	(124)	(286)
Foreign currency translation adjustments	(1,816)	(1,253)	549	(5,121)

Comprehensive income (loss)	$36,708	$(85,648)	$(29,207)	$(159,360)

        The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	December 28, 2001	June 30, 2001
Unrealized loss on available-for-sale investments	$—	$(2,472)
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	598	722
Foreign currency translation adjustments	(20,576)	(21,125)
Accumulated other comprehensive loss	$(19,978)	$(22,875)

11.  Segment Information.

        SGI is a leader in high-performance computing and advanced graphics solutions, offering powerful servers and visual workstations. We have three reportable segments: Servers, Visual Workstations and Global Services. Reportable segments are determined based on several factors including customer base, homogeneity of products, technology, delivery channels and other factors. The Server segment's current products include Silicon Graphics® Onyx2® and the next generation Onyx® 3000 family of graphics systems, the SGI® OriginTM 200 and SGI® OriginTM 300 family of servers, the SGI® 1000 family of servers and the OriginTM 2000 and Origin™ 3000 family of high-performance servers. The Visual Workstation segment's current products include the Silicon Graphics® O2®, the Silicon Graphics® Octane®, and the Silicon Graphics® Octane2TM visual workstations based upon the MIPS® microprocessor and the IRIX® operating system. During the fourth quarter of fiscal 2001, a decision was made to end of life the Silicon Graphics 230, Silicon Graphics 330, Silicon Graphics 550, and the Silicon Graphics Zx10™ visual workstations based upon the Intel® microprocessor and the Windows NT® and Red Hat® Linux® operating systems. These products were shipped through the first quarter of fiscal 2002. The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. Revenue from remanufactured systems is included in the servers and visual workstations reportable segments. Prior year amounts have been restated to conform to current year presentation. We evaluate each of these segments based on profit or loss from operations before interest and taxes.

        In addition to the aforementioned reportable segments, expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our remanufactured systems sales organization and our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level revenue and expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit

        We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

        Information on reportable segments is as follows (in thousands):

	Three Months Ended			Six Months Ended
	Servers	Visual Workstations	Global Services	Servers	Visual Workstations	Global Services
December 28, 2001:
Revenue from external customers	$145,146	$84,492	$117,421	$259,894	$143,521	$242,247
Segment (loss) profit	$(30,398)	$(7,400)	$28,713	$(82,843)	$(40,632)	$42,133

December 31, 2000:
Revenue from external customers	$195,917	$109,876	$152,596	$354,924	$215,808	$290,847
Segment (loss) profit	$(63,398)	$(35,981)	$1,701	$(126,185)	$(67,909)	$(4,052)

        Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2001	December 31, 2000	December 28, 2001	December 31, 2000
Revenue:
Total reportable segments	$347,059	$458,389	$645,662	$861,579
Other	16,829	28,518	97,618	51,664

Total SGI consolidated	$363,888	$486,907	$743,280	$913,243

Operating loss:
Total reportable segments	$(9,085)	$(97,678)	$(81,342)	$(198,146)
Other	(624)	4,374	57,170	5,041
Other operating (expense) income	(5,449)	—	(37,561)	6,221

Total SGI consolidated	$(15,158)	$(93,304)	$(61,733)	$(186,884)

12. Recent Accounting Pronouncements.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). We have adopted SFAS 144 and do not believe such adoption will have a material impact on our results of operations, financial position, or cash flows.

13. Contingencies.

        During fiscal 2002, we resolved the pending securities class action lawsuits described below.

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded approximately $21 million of expense in the six months ended December 28, 2001 in Other Non-recurring Income (Expense), Net. Approximately 2.4 million shares have been issued to date in satisfaction of plaintiffs' attorneys' fees and the remaining shares are expected to be issued later this calendar year as the members of the settlement class are identified.

        In April 2001, we reached an agreement to resolve a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleged that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. This settlement received final court approval in November 2001.

        We also are defending the matters described below. We believe we have good defenses to the claims in these matters and are defending each of them vigorously.

        The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. We have agreed to waivers of the statutes of limitations for these matters and are currently in discussion with the authorities concerning a potential resolution. There is no assurance that we will reach an acceptable resolution. See "Risks That Affect Our Business—Export Regulation."

        We are also defending a claim for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After we removed the case to federal court based on the existence of a federal question, plaintiff dismissed the FLSA claim and the matter was remanded to state court. In April, 2001, plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200.

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

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; ability to achieve profitable operations or to make rapid adjustments in operating expenses to respond to changing conditions; changes in customer order patterns; heightened competition, reflecting rapid te chnological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our visual workstation and server strategy, including the development of appropriate distribution, marketing and customer support models; risks related to dependence on our partners and suppliers; risks related to foreign operations (including the downturn of economic trends, unfavorable currency movements, and export compliance issues); risks associated with implementation of our new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

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

Results of Operations

(Numbers may not add due to rounding)	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Dec. 28, 2001	Dec. 31, 2000	Dec. 28, 2001	Dec. 31, 2000
Total revenue	$364	$487	$743	$913
Cost of revenue	217	340	423	623

Gross profit	147	147	320	290
Gross profit margin	40.3%	30.2%	43.1%	31.8%
Total operating expenses	162	240	382	477

Operating loss	(15)	(93)	(62)	(187)
Interest and other income (expense), net	(4)	(4)	(11)	(7)
Other non-recurring income (expense), net	56	30	42	81

Loss before (benefit) provision for income taxes	37	(68)	(31)	(113)

Net income (loss)	$37	$(71)	$(32)	$(120)

Net income (loss) per share—basic	$0.19	$(0.38)	$(0.17)	$(0.64)

Net income (loss) per share—diluted	$0.19	$(0.38)	$(0.17)	$(0.64)

Revenue

        The following discussion of revenue is based on the results of our reportable segments as described in Note 11 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services. These segments were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. Revenue from remanufactured systems is included in the servers and visual workstations reportable segments. Prior year amounts have been restated to conform to current year presentation.

        Revenue for the second quarter and the first six months of fiscal 2002 decreased $123 million or 25% and $170 million or 19%, respectively, compared with the corresponding periods of fiscal 2001. Revenue for the first quarter of fiscal 2002 included a one-time receipt of $62.5 million from Microsoft resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights. The decline from fiscal 2001 to fiscal 2002 reflects a general economic slowdown, strong competition from much larger companies, the impact of no longer consolidating the revenue of SGI Japan, and other factors discussed below that affected particular product families. We expect the factors mentioned above to continue to have an impact on our revenue levels going forward.

        The following table presents total revenue by reportable segment with prior year segments restated to reflect current year presentation:

(Numbers may not add due to rounding)	Three Months Ended		Six Months Ended
$ in millions	Dec. 28, 2001	Dec. 31, 2000	Dec. 28, 2001	Dec. 31, 2000
Servers	$145	$196	$260	$355
% of total revenue	40%	40%	35%	39%
Visual Workstations	$84	$110	$144	$216
% of total revenue	23%	23%	19%	24%
Global Services	$117	$153	$242	$291
% of total revenue	32%	31%	33%	32%
Other	$17	$29	$98	$52
% of total revenue	5%	6%	13%	6%

        Server revenue for the second quarter and the first six months of fiscal 2002 decreased $51 million or 26% and $95 million or 27%, respectively, compared with the corresponding periods of fiscal 2001.

        Visual Workstation revenue for the second quarter and the first six months of fiscal 2002 decreased $25 million or 23% and $72 million or 34%, respectively, compared with the corresponding periods of fiscal 2001. The decrease is primarily attributable to the continuing decline in our UNIX® workstation market.

        Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the second quarter and the first six months of fiscal 2002 decreased $35 million or 23% and $49 million or 17%, respectively, compared with the corresponding periods of fiscal 2001. The decrease primarily reflects a decline in our professional services revenue as a result of the restructuring of our service organization coupled with a decline in our traditional customer support revenue.

        Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias/Wavefront. The Microsoft revenue is also included in other revenue in the first six months of fiscal 2002.

        Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first six months of fiscal 2002 was: Servers—38%, Visual Workstations—21%, Global Services—36% and Other—5%.

        Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Six Months Ended
Area	Dec. 28, 2001	Dec. 31, 2000	Dec. 28, 2001	Dec. 31, 2000
Americas	$223	$268	$472	$514
Europe	83	119	152	216
Rest of World	58	100	119	183

Total revenue	$364	$487	$743	$913

        Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
Area	Dec. 28, 2001	Dec. 31, 2000	Dec. 28, 2001	Dec. 31, 2000
Americas	61%	55%	64%	56%
Europe	23%	24%	20%	24%
Rest of World	16%	21%	16%	20%

        Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first six months of fiscal 2002 is as follows: Americas—$410 million or 60%; Europe—$152 million or 22%; and Rest of World—$119 million or 18%.

        The geographic revenue mix in the second quarter and first six months of fiscal 2002, as adjusted for the Microsoft revenue, was affected by our sale of a 60% interest in SGI Japan during the second quarter, as a result of which SGI recognizes revenue from product sales to SGI Japan but no longer consolidates SGI Japan's revenue. In terms of absolute dollars, decreases in revenue were experienced across all regions primarily due to lower volumes and weakness in the economy.

        Our consolidated backlog at December 28, 2001 was $213 million compared with $209 million at June 30, 2001.

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

        Gross margin for the second quarter and the first six months of fiscal 2002 increased from 30.2% to 40.3% and from 31.8% to 43.1%, respectively, compared to the corresponding periods of fiscal 2001. Excluding the $62.5 million in revenue recognized from the Microsoft agreement, gross margin was 37.9% in the first six months of fiscal 2002. Gross margin improvements in the second quarter are primarily attributable to a better product mix, increased volume, and the completion of restructuring that was announced in the first quarter of fiscal 2002. The restructuring included the closure of our European facility and the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin for the first six months of fiscal 2001 reflects the effect of component shortages on high-end, high profit margin systems, particulary on the products within our Origin scalable server and Onyx graphics systems businesses. These component shortages affected shipping patterns and were a factor in causing a higher percentage of our revenue to come from lower margin products products The sale during the second quarter of a 60% interest in SGI Japan also affects gross margin as we recognize revenue based on the distribution price of products to

SGI Japan, which is lower than the price to the ultimate customer, and no longer consolidate SGI Japan's service revenue.

Operating Expenses

	Three Months Ended		Six Months Ended
$ in millions	Dec. 28, 2001	Dec. 31, 2000	Dec. 28, 2001	Dec. 31, 2000
Research and development	$42	$58	$90	$115
% of total revenue	11.6%	11.9%	12.1%	12.6%
Selling, general and administrative	$114	$182	$255	$368
% of total revenue	31.4%	37.4%	34.3%	40.3%
Other	$5	$—	$38	$(6)
% of total revenue	1.5%	0%	5.1%	(0.7%)

        Operating Expenses (excluding Other Operating Expense).    Operating expenses for the second quarter and the first six months of fiscal 2002 declined 35% and 29%, respectively, in absolute dollars, and decreased as a percentage of total revenue, from 49% to 43% and from 53% to 46%, respectively, compared with the corresponding periods of fiscal 2001. This decrease in operating expenses, in absolute dollars, resulted primarily from lower headcount as a result of restructuring activities and attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. Second quarter operating expenses were also reduced due to a mid-quarter sale of 60% of our interest in SGI Japan. Excluding revenue associated with the Microsoft agreement in the first quarter of fiscal 2002, research and development expense for the first six months of fiscal 2002 rose to 13% as a percentage of revenue, while selling, general and administrative expense was 37% of total revenue. The first six months of fiscal 2002 operating expenses also includes $22 million of charges associated with the implementation of an ERP system that were not incurred in the corresponding period of fiscal 2001. We currently expect operating expenses in the third quarter of fiscal 2002 to remain relatively consistent with second quarter levels.

        Other Operating Expense.    Other operating expense for the first six months of fiscal 2002 represents a $38 million charge for estimated restructuring costs associated with the fiscal 2002 restructuring plan. Other operating expense for the first six months of fiscal 2001 represents a $6 million reduction to the restructuring costs we estimated during the first quarter of fiscal 2000. See Note 8 to the Condensed Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

        Interest Income and Other, Net.    Interest income and other, net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest income and other, net for the first six months of fiscal 2002 declined in comparison to the corresponding period of fiscal 2001 mainly due to lower interest income as a result of lower cash balances and higher interest expense related to our financing arrangement (see Note 7).

        Other Non-recurring Income (Expense).    Other non-recurring income of $43 million for the first six months of fiscal 2002 is primarily comprised of a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, a total charge of $21 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock recognized in the first and second quarters of fiscal 2002, and a $4 million loss on the sale of a building recognized in the first quarter. Other non-recurring income of $81 million for the first six months of fiscal 2001 is primarily comprised of $50 million gain on the sale of marketable investments, $24 million gain related to the sale of the Cray product line, and a $8 million gain on the sale of corporate real estate.

        Taxes.    Our provision for income taxes for the first six months of fiscal 2002 arose principally from net taxes currently payable in foreign jurisdictions and alternative minimum tax currently payable in the US. Our provision for income taxes for the first six months of fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions.

Financial Condition

        At December 28, 2001, cash and cash equivalents and marketable investments totaled $120 million compared with $126 million at June 30, 2001. Also, included in the balance sheet at December 28, 2001 and June 30, 2001 is approximately $66 million and $77 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

        Primarily as a result of net losses, operating activities used $96 million during the first six months of fiscal 2002 compared with using $173 million during the first six months of fiscal 2001. Operating cash flows for the first six months of 2002 also benefitted from $62.5 million in one-time revenue from the Microsoft intellectual property agreement that was received in the first quarter. To present cash flows from operating activities, net loss for the first six months of fiscal year 2002 was adjusted for certain significant items. The first half of fiscal year 2002 net loss is adjusted to remove the impact of the $64 million gain from the sale of the 60% interest in SGI Japan that is reflected as a cash flow from investing activities. The first half of fiscal 2001 net loss is adjusted to remove the impact of the $50 million gain on sale of marketable investments, which is reflected as a cash flow from investing activity.

        Negative operating cash flow in the first six months of fiscal 2002 was partially due to approximately $56 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring plans are expected to result in future cash outlays of approximately $51 million, the majority of which will occur in fiscal 2002 and will be funded through cash and cash equivalents.

        Investing activities, other than changes in available-for-sale and restricted investments, provided $90 million in cash during the first six months of fiscal 2002 compared with providing $156 million in cash during the first six months of fiscal 2001. The principal source of cash during the first half of fiscal 2002 was the $91 million net cash proceeds received as a result of the sale of a 60% interest in SGI Japan and $26 million in cash received from the sale of corporate real estate and fixed assets. The principal source of cash during the first six months of fiscal 2001 was the $185 million net cash proceeds received as a result of the sale-leaseback transaction involving a portion of our corporate real estate.

        Financing activities used $11 million during the first six months of fiscal 2002 compared with providing $5 million during the first six months of fiscal 2001. The principal financing activities in the first half of fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland, partially offset by $3 million in proceeds from employee stock purchase plan issuances and employee stock option exercises. The principal financing activities during the first six months of fiscal 2001 included $9 million in proceeds from the issuance of stock through employee stock purchase plan and employee stock options, partially offset by $4 million in debt payments.

        At December 28, 2001, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $120 million, Due to the uncertainties of the current business climate and because our cash levels fluctuate significantly during each quarter, we have been actively working to improve our liquidity situation. During the second quarter of fiscal 2002 we sold 60% of our interest in SGI Japan to NEC Corporation and its publicly held affiliate, NEC Soft (See Note 6. Sale of Interest in SGI Japan) for net proceeds of $91 million. Also as part of this transaction, SGI's yen-denominated debt to SGI Japan which would otherwise have matured in December 2001, has been reduced from $50 million to $37 million at December 28, 2001 and was restructured to mature in quarterly installments from September 2002 through December 2004. Other actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our fiscal 2002 operating plan, will provide sufficient funding to enable the Company to meet its obligations through at least June 30, 2002. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. The failure to achieve our planned-for operating results, if combined with significant changes in the terms of our relationships with key suppliers or lenders and an inability to reduce expenses and/or raise cash from other sources, could result in our not having adequate liquidity to manage our business.

Risks That Affect our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

        Working Capital Requirements.    SGI has had declining revenue and has been unprofitable on an operating basis for each of the past four fiscal years. Primarily as a result of net losses, our operating activities consumed $96 million in cash during the first half of fiscal 2002. Unrestricted cash and marketable investments declined from $126 million at June 30, 2001, to $120 million at December 28, 2001. Because our cash levels fluctuate significantly during the quarter, and especially given the uncertainties of the current business climate, we have been actively working to improve our liquidity situation. Actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Our opportunities to further reduce operating expenses or to raise cash from licensing or sale transactions in the next few quarters are significantly smaller in scale than has been the case over the past few quarters. The failure to achieve our planned-for operating results, if combined with significant changes in the terms of our relationships with key suppliers or lenders and an inability to reduce expenses and/or raise cash from other sources, could result in our not having adequate liquidity to manage our business.

        Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

        We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The facility is currently secured by U. S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants, including covenants relating to EBITDA and minimum daily cash balances. In the event we are not able to comply with the financial and other covenants of this facility, or there is material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it would have a significant impact on our working capital.

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

        Our stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. The listing rules of the NYSE generally require that listed securities trade at a minimum per share price of $1.00 when averaged over a 30 day trading period.

        Implementation of Global IT System.    SGI implemented a global system for ERP at the start of fiscal 2002. During the first half of fiscal 2002, we experienced some delays and inefficiencies in order entry, product shipment, customer billing and financial reporting. While the functioning of the system has continuously improved during this period, our operations have been affected by the transition to the new system and disruption to our business activity and cash flows could occur if the system does not perform as expected.

        Product Development and Introduction.    Meeting our objectives for fiscal 2002 and beyond will require the timely development and introduction of successful new products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

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

        Dependence On Partners and Suppliers.    Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the longer-term addition of the Intel 64-bit architecture and additional outsourcing of manufacturing, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints such as those that existed during the 2001 fiscal year, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

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

        Export Regulation.    Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We have agreed to waivers of the statutes of limitations for these matters and are currently in discussion with the authorities concerning a potential resolution. There is no assurance that we will reach an acceptable resolution. We believe that these matters will be resolved without a significant adverse effect on our business. There is no assurance, however, that we will reach an acceptable resolution or that the ultimate result would not impair the conduct of our business with the U.S. government or our sales outside the United States.

        The Swiss authorities are also investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed this quarter. We believe that these matters will be resolved without a significant adverse effect on our business.

        Our international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

        Employees.    Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We implemented further restructuring actions during the first half of fiscal 2002. As we continue to work through this process, there is no guarantee that we will not lose highly qualified employees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        During fiscal 2002, we resolved the pending securities class action lawsuits described below.

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded approximately $21 million of expense in the six months ended December 28, 2001 in Other Non-recurring Income (Expense), Net. Approximately 2.4 million shares have been issued to date in satisfaction of plaintiffs' attorneys' fees and the remaining shares are expected to be issued later this calendar year as the members of the settlement class are identified.

        In April 2001, we reached an agreement to resolve a securities class action lawsuit involving Alias Research Inc., which was pending when we acquired Alias in June 1995. The Alias case, which was filed in 1991 in the U.S. District Court for the District of Connecticut, alleged that Alias and a former officer and director made material misrepresentations and omissions during the period from May 1991 to April 1992. This settlement received final court approval in November 2001.

        We also are defending the matters described below. We believe we have good defenses to the claims in these matters and are defending each of them vigorously.

        The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with export regulations in connection with several export sales to Tier 3 countries. We have agreed to waivers of the statutes of limitations for these matters and are currently in discussion with the authorities concerning a potential resolution. There is no assurance that we will reach an acceptable resolution. See "Risks That Affect Our Business—Export Regulation."

        We are also defending a claim for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After we removed the case to federal court based on the existence of a federal question, plaintiff dismissed the FLSA claim and the matter was remanded to state court. In April, 2001, plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2002	SILICON GRAPHICS, INC a Delaware corporation
	By:	/s/ JEFFREY ZELLMER Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ SETH MURDOCK Seth Murdock Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

SILICON GRAPHICS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SILICON GRAPHICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES