Form 10-K405/A
period 2001-06-30
SILICON GRAPHICS INC /CA/
filed 2002-03-13
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

COMMISSION FILE NUMBER 10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2789662 (I.R.S. Employee Identification Number)

1600 Amphitheatre Parkway
Mountain View, California
94043-1351
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (650) 960-1980

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
5 1/4% Senior Convertible Notes	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 14, 2002 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $409 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 14, 2002, the registrant had outstanding 196,673,892 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 entitled "Executive Officers of the Registrant" is incorporated by reference into Part III of this amended report on Form 10-K/A.

EXPLANATORY NOTE

        Silicon Graphics, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Each of the below referenced Items in Part III are amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment. Any Items in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The Board of Directors currently consists of five persons, divided into three classes serving staggered terms of office. Messrs. Robert Shapiro, director since 1996, and Robert Lutz, director since 1995, resigned from the Board in October 2000 and August 2001, respectively. Arthur L. Money was appointed a director in October 2001 and Charles A. Steinberg was appointed a director in January 2002.

Name	Class	Age	Principal Occupation	Director Since
Robert R. Bishop	III	59	Chairman and Chief Executive Officer, Silicon Graphics, Inc.	1993
C. Richard Kramlich	I	66	General Partner, New Enterprise Associates (a venture capital firm)	1984
James A. McDivitt	II	72	Former Senior Vice President, Government Operations and International, Rockwell International Corporation	1987
Arthur L. Money	II	61	Former Assistant Secretary of Defense for Command, Control, Communications and Intelligence and Chief Information Officer of the Department of Defense	2001
Charles A. Steinberg	I	67	Former President, Broadcast and Professional Company of Sony Electronics Inc.	2002

        Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships among SGI's directors or executive officers.

        Mr. Bishop was appointed the Chairman of the Board and Chief Executive Officer of SGI in the fall of 1999. From 1996 to 1999, he was the non-executive Chairman of the Board of Silicon Graphics World Trade Corporation, and from 1986 to 1995 he was the President of Silicon Graphics World Trade Corporation.

        Mr. Kramlich is also a director of Chalone Inc., Com21, Inc., Juniper Networks, Inc., Lumisys, Inc. and NetSolve, Inc.

        Mr. McDivitt was Senior Vice President, Government Operations and International, of Rockwell International Corporation until his retirement in April 1995.

        Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the ASD (C3I) from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. Prior to his government service, Mr. Money held senior management positions with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group.

        Mr. Steinberg served as President of the Broadcast and Professional Company of Sony Electronics Inc. from March 1988 to June 1999. During that time period, he also served as Chairman and CEO of two Sony subsidiaries, Sony Trans Com Inc. and Sony Cinema Products Corporation. He currently is an executive advisor to Sony's Strategic Venture Investments Group and a consultant and advisory board member to other electronics companies and a venture capital company.

Executive Officers

        The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 entitled "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires SGI's officers and directors, and persons who own more than ten percent of a registered class of SGI's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and the New York Stock Exchange, and to give SGI copies of these filings. Based on the written representations of its directors and officers and a review of the copies of such forms furnished to SGI during the fiscal year ended June 30, 2001, SGI believes that its officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the cash and equity compensation for the three fiscal years ended June 30, 2001 for Robert R. Bishop, Chief Executive Officer, each of the four other most highly compensated executive officers of SGI (determined at the end of fiscal 2001) and one additional executive officer who was not serving as an executive officer on June 30, 2001.

		Annual Compensation Paid or Accrued (1)				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Comp ($)(2)	Options (#)	Restricted Stock ($)(3)
Robert R. Bishop(4) Chairman and Chief Executive Officer	2001 2000 1999	$800,000 692,308 251,212	$	— — —	$7,566 — 26,374	2,000,000 — —	$	— — —
Harold L. Covert President & Chief Financial Officer (resigned July 2001)	2001 2000 1999	$391,531 — —		$103,125 — —	$2,040,309 — —	550,000 — —	$	— — —
Warren Pratt Chief Operating Officer	2001 2000 1999	$458,615 361,738	$	— 634,100 —	$211,879 60,480 86,194	100,000 350,000 60,000	$	— 157,787 —
Eng Lim Goh, Ph. D.(6) Senior Vice President and Chief Technology Officer	2001 2000 1999	$349,951 235,204 228,030		$23,932 24,585 —	$11,525 28,267 28,268	100,000 60,000 6,000	$	— 14,998 —
Jeffrey V. Zellmer Vice President and Controller	2001 2000 1999	$242,380 188,672 167,846		$32,500 37,500 15,000	$15,720 11,979 11,597	70,000 10,000 3,500		$35,492 — —
Kenneth L. Coleman Executive Vice President, Global Sales, Service & Marketing (resigned April 2001)	2001 2000 1999	$481,915 449,423 400,000	$	— 75,000 50,000	$25,302 25,944 39,489	500,000 285,000 110,000	$	— 164,985 —

(1)
SGI has no pension, retirement, annuity or similar benefit plan. Other compensation generally includes relocation assistance and executive perquisites.

(2)
Other annual compensation generally includes relocation assistance and executive perquisites. Mr. Covert's other compensation includes $1,991,508 in loan forgiveness, imputed interest and taxes paid by the Company in connection with his loan described in Certain Transactions. Mr. Pratt's other compensation includes $147,706 in loan forgiveness, imputed interest and taxes paid by the Company in connection with his $500,000 loan described in Certain Transactions.

(3)
Values based on the closing price of $1.39 per share were: Mr. Pratt, 18,750 shares, $26,043.75; Mr. Zellmer, 8,000 shares, $11,112. Mr. Pratt's restricted stock award of 25,000 shares granted in May 2000 vests in five annual installments or 5,000 shares each year. In July 1997, Mr. Pratt was granted a restricted stock award that vested in July 2000. Mr. Zellmer's restricted stock award of 8,000 shares granted in August 2000 fully vested on August 8, 2001. Dr. Goh was granted 2,000 shares of restricted stock in October 1999 that was fully vested on 1/15/00. Mr. Coleman was granted 15,000 shares of restricted stock in August 1999 that was fully vested on 1/15/00.

(4)
Mr. Bishop received 1,750,000 options in fiscal year 2001 with an exercise price of $5.99 with monthly vesting through October 2003. The cash compensation for Mr. Bishop during fiscal 1999 is determined in Swiss Francs. The dollar amounts shown are based on the exchange rates at the times of payment. Mr. Bishop elected to defer his salary for fiscal year 2000 and 2001.

(5)
Mr. Covert's options were cancelled upon his departure from the Company in July 2001.

(6)
$48,777 was paid in tax equalization payments on Dr. Goh's behalf in 2001.

Option Grants in Fiscal 2001

        The following table provides details regarding all stock options granted to the named executive officers in fiscal 2001.

	Individual Grants(1)
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year
			Exercise Price ($/Share)	Expiration Date
Name					5%	10%
Robert R. Bishop(3)	250,000	1.3%	3.50	7/11/10	$550,282.80	$1,394,524.65
	1,750,000	9.4%	5.99	8/23/10	3,414,007.99	11,645,365.36
Harold L. Covert	550,000	2.9%	4.375	7/27/10	1,513,277.70	3,834,942.79
Warren Pratt	100,000	*	3.50	7/11/10	220,113.12	557,809.86
Eng Lim Goh, Ph. D.	100,000	*	3.50	7/11/10	220,113.12	557,809.86
Jeffrey V. Zellmer	70,000	*	3.50	7/11/10	154,079.18	390,466.90
Kenneth L. Coleman	500,000	2.7%	3.50	7/11/10	1,100,565.60	2,789,049.30

*
Less than 1%.

(1)
The options in this table were granted under the 1993 Long-Term Incentive Stock Plan. The options become exercisable at a rate of 2% per month over a period of fifty months or 4% per month over a period of 25 months and expire ten years from the date of grant, except for Mr. Bishop's grant of 1,750,000. See (3) below.

(2)
Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent SGI's estimate or projection of the future Common Stock price. SGI believes that this method does not accurately illustrate the potential value of stock options.

(3)
Mr. Bishop received 1,750,000 options granted in fiscal year 2001 with an exercise price of $5.99 with monthly vesting through October 2003.

Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

			Number of Unexercised Options at June 30, 2001		Value of Unexercised In-the-Money Options at Fiscal-Year-End
	Shares Acquired on Exercise
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert R. Bishop	0	$0.00	796,100	1,204,000	$0.00	$0.00
Harold L. Covert	0	0.00	121,000	429,000	0.00	0.00
Warren Pratt	0	0.00	367,014	310,971	4,447.30	12,657.70
Eng Lim Goh, Ph. D.	440	1,103.08	96,910	94,210	0.00	0.00
Jeffrey V. Zellmer	0	0.00	46,898	42,549	0.00	0.00
Kenneth L. Coleman	35,000	87,745.00	764,201	555,899	0.00	0.00

(1)
The amounts in this column reflect the difference between the closing market price of the Common Stock on June 30, 2001, which was $1.39 and the option exercise price. The actual value of unexercised options fluctuates with the market price of the Common Stock.

Director Compensation

        Employee directors are not compensated for their service on the Board of Directors.

        Each non-employee director receives a fee of $6,000 per quarter and $2,000 for each Board and Committee meeting attended. These fees reflect an increase effective October 2000 of $1,000 in the quarterly retainer and meeting fees based on market data. The chair of each committee receives an additional $1,000 for each Committee meeting attended.

        Each non-employee director is granted an option to purchase 50,000 shares of Common Stock at fair market value on the date on which he or she first becomes a director. Mr. Money was granted such an option in October 2001 at an exercise price of $.54. Mr. Steinberg will receive such an option at the fair market value of the Common Stock on the date of his appointment to the Board. Each incumbent director also receives an annual option grant to purchase an additional 20,000 shares of Common Stock at fair market value. These options were granted in October 2000 to Messrs. McDivitt, Kramlich and Lutz at an exercise price of $4.25 per share and in October 2001 to Messrs. McDivitt and Kramlich at a price of $.74 per share. All options granted to the directors' become exercisable in installments on the first two anniversary dates following the date of grant, so long as the optionee remains a director.

        Under the Silicon Graphics, Inc. Non-Qualified Deferred Compensation Plan, non-employee directors may elect in advance to defer all or a portion of their cash compensation. Directors that participate in the deferral plan may direct the investment of the assets in their deferral accounts among a variety of mutual funds or may make an irrevocable election to credit the deferred fees to a stock credit account based on the value of SGI Common Stock. Directors may elect to receive payment of their deferred compensation in a lump sum or in annual installments over a period not to exceed ten years, except in the case of amounts in the stock credit account, which are distributed in a lump sum based on the value of SGI Common Stock at the time the director's service terminates.

        The Company also provides a $1,000 per diem reimbursement program for non-employee directors who perform services for the Company outside the scope of normal board duties at the specific request of the Chief Executive Officer. Mr. Money also receives compensation under a consulting contract with Silicon Graphics Federal, Inc. at an hourly rate of $400 per hour.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation and Human Resources Committee during fiscal 2001 were Mr. Kramlich, Mr. McDivitt and Mr. Shapiro, until Mr. Shapiro's resignation in October 2000. No interlocking relationship exists between our Board of Directors or Compensation and Human Resources Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

REPORT OF THE COMPENSATION
AND HUMAN RESOURCES COMMITTEE
OF THE BOARD OF DIRECTORS

        The Compensation and Human Resources Committee of the Board of Directors recommends, subject to the Board's approval, executive compensation and stock option grants for the Chief Executive Officer. The Committee administers SGI's stock incentive plans and approves stock option grants for all other employees. The Committee is currently composed of three independent, non-employee directors who have no interlocking relationships as defined by the SEC.

Compensation Philosophy

        SGI operates in the highly competitive and rapidly changing high technology industry. The Committee seeks to establish compensation policies that allow SGI flexibility to respond to changes in its business environment. The goals of SGI's compensation program are to align compensation with SGI's overall business objectives and performance, to foster teamwork and to enable SGI to attract, retain and reward employees who contribute to its long-term success.

Executive Compensation Components

        Compensation for SGI's executive officers generally consists of base salary and annual incentive plans, combined with stock option awards. The Committee assesses the past performance and anticipated future contribution of each executive officer in establishing the total amount and mix of each element of compensation.

        Salary.    The salaries of the executive officers, including the Chief Executive Officer, are determined annually by the Committee with reference to several surveys of salaries paid to executives with similar responsibilities at comparable companies, primarily in the high technology industry. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. SGI seeks to set executive compensation levels that are competitive with the average levels of peer group compensation. SGI deferred its annual salary review for executive officers for fiscal 2001, although adjustments were made to reflect promotions and additional management responsibilities.

        Annual Incentive.    The Committee annually reviews and approves an executive incentive plan. A target, expressed as a percentage of salary, is established for each executive, based on the scope of his or her responsibility. The actual payment amount is computed as a percentage of that target, based on SGI's performance in achieving specified objectives. For fiscal 2001, these objectives included the achievement by SGI of certain revenue growth and operating profit goals. For fiscal year 2001, no executive officer received a bonus under this plan, with the exception of Mr. Covert whose Q1 bonus was guaranteed in connection with his employment in July 2000 and Dr. Goh who received a bonus as compensation when relocating to the United States.

        Stock Options and Restricted Stock Awards.    Stock options and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. The Committee approves option grants subject to vesting periods to retain executives and encourage sustained contributions. The exercise price of most options is the market price on the date of grant. Restricted stock awards are also subject to vesting, based generally on the passage of time and in some instances subject to accelerated vesting if certain stock price appreciation targets are attained.

Compensation of the Chief Executive Officer

        Robert R. Bishop joined the company in the fall of 1999 as Chairman and Chief Executive Officer at an initial annual base salary of $800,000 and his salary has remained unchanged. Mr. Bishop did not receive a bonus for fiscal year 2001. Mr. Bishop participates in the fiscal 2002 executive incentive program with a target of 185% of base salary if SGI achieves its specified financial objectives.

        In connection with Mr. Bishop's appointment, Mr. Bishop received 1,750,000 options in fiscal year 2001 with an exercise price of $5.99 with monthly vesting through October 2003. In July of 2000, Mr. Bishop was granted an option to purchase 250,000 shares of SGI Common Stock at the market price on that date, vesting over a 25 month period.

Section 162(m)

        SGI is subject to Section 162(m) of the U.S. Internal Revenue Code, adopted in 1993, which limits the deductibility of certain compensation payments to its executive officers. SGI does not have a policy requiring the Committee to qualify all compensation for deductibility under this provision. The Committee's current view is that any non-deductible amounts will be immaterial to SGI's financial or tax position, and that SGI derives substantial benefits from the flexibility provided by the current system, in which the selection and quantification of performance targets are modified from year to year to reflect changing conditions. However, the Committee considers the net cost to SGI in making all compensation decisions and will continue to evaluate the impact of this provision on its compensation programs. SGI believes that compensation expense incurred in connection with the exercise of stock options granted under its 1993 Long-Term Incentive Stock Plan, including the grant to Mr. Bishop described above, will continue to be deductible as performance-based compensation.

                      COMPENSATION AND HUMAN RESOURCES COMMITTEE
                      C. Richard Kramlich,                       Chairman
                      James A. McDivitt
                      Arthur L. Money*

*
Mr. Money joined the Compensation and Human Resources Committee in October 2001.

Company Stock Price Performance Graph

Comparison of Five Year Cumulative Total Return

        In accordance with SEC rules, the Company is required to present a table showing a line-graph presentation comparing cumulative five-year returns on an indexed basis with a broad equity market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company has selected the S&P 500 Index for the broad equity index and the S&P Computer Hardware Index as an industry standard for the five fiscal year period commencing June 30, 1996 and ending June 30, 2001and including an additional six month period ending December 31, 2001. In past years, the Company has used The Hambrecht & Quist ("H&Q") Technology Index as the industry standard but believes the S&P Computer Hardware Index will give a better stock comparison. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*
Assumes $100 invested on June 30, 1996 in SGI Common Stock, the S&P 500 Stock Index, the S&P Computer Hardware Index and the H&Q Technology Index, with reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

        As of January 14, 2002, the following persons were known by us to be the beneficial owners of more than 5% of any class of our voting securities:

	Class of Securities	Number of Shares Beneficially Owned	Percent of Class
Joseph L. Harrosh (1) 40900 Grimmer Boulevard Fremont, CA 94538	Common Stock	13,601,325	7.00%
Highfields Capital Management(2) 200 Clarendon Street, 51st Floor Boston, MA 02117	Common Stock	14,021,600	7.22%
Mellon Financial Corporation(3) One Mellon Bank Center 500 Grant Street Pittsburgh, PA 15258-0001	Common Stock	9,847,143	5.07%
Montreal Trust Company of Canada, as Trustee(4) 151 Front Street West, Suite 605 Toronto, Ontario M5J 2N1	Series E Preferred Stock, $0.001 par value	1	100.0%

*
Less than 1%.

(1)
As reported on a Schedule 13G/A dated January 2, 2002. This amount includes 613,368 shares from the potential conversion of filer's Senior Convertible Notes and 62,538 shares from the potential conversion of filer's Cray Research Convertible Notes.

(2)
As reported on a Schedule 13G dated March 29, 2001, these shares are beneficially owned by various entities and individuals affiliated with Highfields Capital Management.

(3)
As reported on a Schedule 13G dated January 22, 2001, these shares are beneficially owned by Mellon Financial Corporation.

(4)
Each share of Common Stock is entitled to one vote and the outstanding share of Series E Preferred Stock is entitled to 36,633 votes.

Security Ownership of Management

        The following table sets forth the beneficial ownership of SGI Common Stock as of January 14, 2002, by each director or nominee director, by each of the current and former executive officers named in the table under "Executive Officer Compensation" above, and by all such persons and all current executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock
Robert R. Bishop	4,919,922	2.49%
C. Richard Kramlich	70,080	*
James A. McDivitt	201,704	*
Arthur L. Money	0	*
Charles A. Steinberg	0	*
Harold L. Covert	0	*
Warren Pratt	506,907	*
Eng Lim Goh, Ph.D.(2)	207,301	*
Jeffrey V. Zellmer	150,293	*
Kenneth L. Coleman	1,053,837	*
All executive officers and directors as a group—15 persons)	8,165,837	4.09%

*
Less than 1%.

(1)
Unless otherwise indicated, the persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable. The table includes the following shares issuable on exercise of options that were exercisable on January 14, 2002, or within 60 days thereafter: Mr. Bishop, 1,098,900 shares; Mr. Kramlich, 36,700 shares; Mr. McDivitt, 36,700 shares; Mr. Pratt, 474,385 shares; Dr. Goh, 188,360 shares; Mr. Zellmer, 130,537 shares; Mr. Coleman, 982,529 shares; and all directors and executive officers as a group, 3,967,593 shares.

(2)
Includes 1,000 shares owned by Dr. Goh's wife and as to which he may be deemed to have shared voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During fiscal year 2001 NKK U.S.A. Corporation, a wholly-owned subsidiary of NKK Corporation, converted into common stock and then sold all of SGI's outstanding Series A Preferred Stock, which it purchased in 1990.

Arrangements with Executive Officers

        Employment Continuation Agreements.    SGI has entered into employment continuation agreements with its executive officers with the goal of encouraging the continued employment of key executives in the event of a potential change in control of SGI. Under the agreements, each executive officer (1) is entitled to a termination payment equal to two years of his or her compensation if employment with SGI is terminated within 24 months after such a change in control, and (2) is granted full vesting of options and restricted stock effective after such a change in control.

        Other Arrangements..    In July 2000, the Company entered into an employment agreement with Harold Covert, who joined SGI as Executive Vice President, Chief Administration Officer and Chief Financial Officer. Under the agreement, Mr. Covert received a signing bonus of $50,000 subject to the completion of a full year of service, and a guaranteed payment of 25% of his target annual incentive bonus. The Company also loaned Mr. Covert $2,000,000 at no interest to be forgiven over two years subject to his continued employment with the Company. In connection with his relocation, the Company purchased Mr. Covert's former residence for $400,000 and later sold the residence for about

$360,000. In April 2001, Mr. Covert was promoted to President, and his employment agreement was amended to accelerate the forgiveness of his loan. In July 2001, Mr. Covert resigned his employment and repaid the outstanding loan balance of $625,000 to the Company.

        In April 2001, Mr. Pratt was made Chief Operating Officer. Under his amended employment agreement, the Company loaned Mr. Pratt $2,000,000 in May 2001 and agreed to lend an additional $1,000,000 in each of the three following years subject to his continued employment with the Company. The loans are interest free and will be settled at May 2005, or earlier in the event of a change in control or the termination of Mr. Pratt's employment without cause or for good reason. At the settlement date, Mr. Pratt will pay an amount equal to the value of his vested stock options and restricted stock held or sold from May 2000 through the settlement date, up to the outstanding principal amount.

        In September 2000, the Company also made Mr. Pratt two five-year relocation loans secured by his California residence. Mr. Pratt received a $250,000 loan at an annual interest rate of 6.75% to be repaid in September 2005 or on the earlier sale of the residence or termination of his employment and a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. Mr. Pratt's aggregate indebtedness to the Company at June 30, 2001 was $2,762,656. During fiscal 2001, Mr. Pratt also received tax equalization payments in the amount of $174,810, in connection with his service in fiscal 1999 and 2000 as President of the Company's Alias--Wavefront subsidiary in Toronto, Ontario.

        In April 2001, Mr. Coleman, Executive Vice President, entered into Separation and Consulting Agreements with the Company in connection with his retirement as an executive of the Company although he continued to serve as an employee through August 2001. Under the agreements, Mr. Coleman received an initial payment of $94,204 and will receive a monthly consulting fee of $40,600 through August 2002. His outstanding stock options and restricted stock will continue to vest according to their terms through the consulting period. The Company also forgave a loan in the amount of $200,386 including interest from October 2000 to April 2001 at a rate of 6.75%, to facilitate the exercise of Company stock options that expired during the Company's stock trading restriction periods.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.
By:	/s/ SANDRA ESCHER Name: Sandra Escher Title: Senior Vice President & General Counsel

March 13, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART III
REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE OF THE BOARD OF DIRECTORS
SIGNATURE