Form 10-Q
period 2002-03-29
SILICON GRAPHICS INC /CA/
filed 2002-05-13
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 29, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2789662 (I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

As of May 3, 2002 there were 199,647,130 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.
QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Octane, Onyx, Onyx2, O2, IRIX and SGI are registered trademarks and Origin, Octane2 and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. in the U. S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. UNIX is a registered trademark of The Open Group, in the U. S. and other countries. Windows NT is a registered trademark of Microsoft Corporation in the United States and/or other countries. Intel and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc in the United States and other countries. Cray is a registered trademark of Cray Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2002	March 31, 2001	March 29, 2002	March 31, 2001
	(In thousands, except per share amounts)
Product and other revenue	$199,095	$339,763	$685,001	$945,904
Service revenue	114,509	169,955	371,883	477,057

Total revenue	313,604	509,718	1,056,884	1,422,961
Costs and expenses:
Cost of product and other revenue	109,855	194,278	365,443	574,597
Cost of service revenue	70,358	131,449	237,676	374,118
Research and development	43,093	61,272	132,808	176,732
Selling, general and administrative	100,106	176,850	354,937	544,750
Other operating expense (recovery)	10,512	—	48,073	(6,221)

Total costs and expenses	333,924	563,849	1,138,937	1,663,976
Operating loss	(20,320)	(54,131)	(82,053)	(241,015)
Interest and other income (expense), net	657	(37)	(10,561)	(6,983)
Other non-recurring (expense) income, net	(2,400)	(83,129)	40,025	(2,549)

Loss before (benefit) provision for income taxes	(22,063)	(137,297)	(52,589)	(250,547)
Income tax (benefit) provision	(32,400)	3,798	(30,822)	10,652

Net income (loss)	10,337	(141,095)	(21,767)	(261,199)
Preferred stock dividend requirement	—	(129)	—	(392)

Net income (loss) available to common stockholders	$10,337	$(141,224)	$(21,767)	$(261,591)

Net income (loss) per share—basic and diluted	$0.05	$(0.74)	$(0.11)	$(1.38)

Common shares outstanding—basic	196,372	190,857	193,784	189,512

Common shares outstanding—diluted	202,484	190,857	193,784	189,512

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2002	June 30, 2001 (1)
	(unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$167,042	$123,129
Short-term marketable investments	5,103	2,978
Short-term restricted investments	59,527	74,036
Accounts receivable, net	225,477	354,026
Inventories	107,008	205,152
Prepaid expenses and other current assets	89,603	94,387

Total current assets	653,760	853,708
Restricted investments	798	2,817
Property and equipment, net	178,519	268,944
Other assets	133,344	157,560

	$966,421	$1,283,029

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$109,152	$167,053
Accrued compensation	64,305	114,162
Income taxes payable	19,859	30,561
Deferred revenue	181,203	265,246
Other current liabilities	195,982	267,876
Current portion of long-term debt	9,813	50,694

Total current liabilities	580,314	895,592
Long-term debt	304,798	289,289
Other liabilities	111,167	123,431
Stockholders' deficit:
Common stock and additional paid-in-capital	1,451,531	1,442,867
Accumulated deficit	(1,397,721)	(1,340,085)
Treasury stock	(64,032)	(105,190)
Accumulated other comprehensive loss	(19,636)	(22,875)

Total stockholders' deficit	(29,858)	(25,283)

	$966,421	$1,283,029

(1)
The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	March 29, 2002	March 31, 2001
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(21,767)	$(261,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,609	97,993
Gain on sale of interest in SGI Japan	(63,723)	—
Loss (gain) on sale of real estate	3,816	(7,513)
Gain on sale of marketable investments	(1,713)	(49,561)
Writedown of investment in venture company	—	83,129
Gain on sale of Cray® product line	—	(23,506)
Restructuring and impairment charge (recovery)	48,073	(6,221)
Other	(5,268)	(14,654)
Changes in operating assets and liabilities:
Accounts receivable	73,699	(31,038)
Inventories	56,253	(20,637)
Accounts payable	(38,500)	53,027
Other assets and liabilities	(227,454)	(50,822)

Total adjustments	(24,208)	30,197

Net cash used in operating activities	(45,975)	(231,002)
Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	26,147	184,723
Proceeds from sale of interest in SGI Japan	90,705	—
(Purchase) maturities of marketable investments	(2,125)	1,206
Purchases of restricted investments	(355,413)	(374,485)
Proceeds from the maturities of restricted investments	371,940	338,899
Capital expenditures	(21,561)	(95,908)
(Increase) decrease in other assets	(10,714)	33,327

Net cash provided by investing activities	98,979	87,762
Cash Flows From Financing Activities:
Issuance of debt	44	93
Payments of debt principal	(13,877)	(4,511)
Sale of SGI common stock	4,742	9,641
Cash dividends-preferred stock	—	(392)

Net cash (used in) provided by financing activities	(9,091)	4,831

Net increase (decrease) in cash and cash equivalents	43,913	(138,409)
Cash and cash equivalents at beginning of period	123,129	251,811

Cash and cash equivalents at end of period	$167,042	$113,402

The accompanying notes are an integral part of these financial statements

SILICON GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation.

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

        We have reclassified certain prior period amounts in the condensed consolidated financial statements and notes thereto to conform to the current period presentation.

        We have incurred net losses and negative cash flows from operations during each of the past two fiscal years. We have a stockholders' deficit of $30 million at March 29, 2002. We have been actively working to improve our liquidity and financial condition over the past few quarters. Actions that have been taken include cutting our operating expense levels to reduce cash consumed in operations, and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. At March 29, 2002, unrestricted cash and marketable investments total $172 million compared with $126 million at June 30, 2001. Our working capital of $73 million at March 29, 2002 represents an increase of $115 million since June 30, 2001 and cash used in operating activities during the nine months ended March 29, 2002 has been reduced by $185 million over the same period in the prior year. Of course, re-establishing profitable operations is our ultimate goal. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses.

2.    Inventories.

	March 29, 2002	June 30, 2001
	(In thousands)
Components and subassemblies	$63,748	$85,383
Work-in-process	21,024	32,171
Finished goods	11,868	67,441
Demonstration systems	10,368	20,157

Total inventories	$107,008	$205,152

3.    Restricted Investments.

        Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in the Company's name by major financial institutions.

4.    Property and Equipment.

	March 29, 2002	June 30, 2001
	(In thousands)
Property and equipment, at cost	$669,407	$755,362
Accumulated depreciation and amortization	(490,888)	(486,418)

Property and equipment, net	$178,519	$268,944

5.    Other Assets.

	March 29, 2002	June 30, 2001
	(In thousands)
Spare parts	$58,309	$80,044
Investments	26,952	12,841
Software licenses, goodwill and other	48,083	64,675

	$133,344	$157,560

6.    Sale of Interest in SGI Japan.

        On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of SGI Japan, Ltd. for an aggregate purchase price of 11.5 billion Japanese yen, yielding approximately $91 million in net proceeds. The net purchase price exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. The remaining $10 million has been recorded as deferred revenue and will be recognized as revenue over 3 years as we fulfill product orders from SGI Japan under a long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Also as part of this transaction, SGI's yen-denominated debt to SGI Japan, which would have otherwise matured in December 2001, was reduced from $50 million to $37 million at December 28, 2001 and restructured to mature in quarterly installments from September 2002 through December 2004. SGI's debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan's results in its financial statements but instead records its proportionate share of SGI Japan's earnings as non-operating income in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock." These entries are recorded on a one quarter lag basis due to the timing of receipt of financial reporting information from SGI Japan. At March 29, 2002, we have a net investment in SGI Japan of approximately $15.5 million recorded in other assets.

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
$38.2

7.    Financing Arrangement.

        During the fourth quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined weekly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $42 million of this line to secure a letter of credit required under terms of our building sale-leaseback arrangement and for other operational requirements. This obligation bears interest payable monthly at the prime rate plus 0.25% (5.00% at March 29, 2002) and the credit facility matures in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants, including covenants relating to EBITDA and minimum daily cash balances. During the fourth quarter of fiscal 2002, we were not in compliance with the financial covenant relating to EBITDA for the third quarter of fiscal 2002 and have obtained a waiver from the lender of this default. In the event we are not able to comply with the financial and other covenants of this facility, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it could have a significant impact on our working capital.

8.    Other Operating Expense.

        Restructuring    During the first quarter of fiscal 2000, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below) and included a reevaluation of our core competencies, technology roadmap and business model. The restructuring program was broad-based and covered virtually all aspects of our products, operations and processes. The fiscal 2000 restructuring actions resulted in the elimination of approximately 1,100 positions across essentially all of our functions and locations for a charge of $66 million, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts.

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

        During the second through fourth quarters of fiscal 2000 and the first quarter of fiscal 2001, we lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative recovery adjustment of approximately $35 million and $6 million, respectively, has been recorded in fiscal 2000 and fiscal 2001, respectively. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand for facilities in Mountain View, California at the time. It also reflected our new approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Estimated costs of contract cancellations were also adjusted due to favorable settlements. As of March 31, 2001, all estimated positions were eliminated and all severance-related charges were paid. The remaining facilities related accrual balance is expected to result in cash expenditures through fiscal 2004.

        During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which have been eliminated as of March 29, 2002. Severance payments and related charges of $45 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. The remaining fiscal 2001 restructuring accrual balance of approximately $35 million at March 29, 2002 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures.

        During the first quarter of fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $30 million and are expected to result in the elimination of approximately 700 positions across all levels and functions. Severance payments and related charges of $27 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $1 million. Our plans include vacating approximately 114,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2006. We estimate this will require ongoing lease payments of $2 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which was completed in December 2001. Our plan is to sell the Switzerland manufacturing facility and we estimate this closure will require approximately $1 million in exit costs (see Impairment charges below). In the second quarter of fiscal 2002, we incurred some additional charges relating to the fiscal 2002 restructuring plan. These actions included aggregate charges of $2 million, primarily for severance payments associated with the elimination of approximately 65 positions. In the third quarter of fiscal 2002 we incurred additional charges relating to the fiscal 2002 restructuring plan. These actions included aggregate charges of $6 million for severance payments associated with the elimination of approximately 125 positions as well as $3 million in estimated costs to vacate approximately 62,000 square feet of leased facilities with lease terms expiring through 2006.

        The remaining fiscal 2002 restructuring accrual balance of approximately $14 million at March 29, 2002 is expected to result in cash expenditures through fiscal 2002 for severance and related charges and canceled contracts and through fiscal 2007 for facilities related expenditures.

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

        As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $1 million of fixed assets held for disposal and approximately $1 million of product demonstration units in the first quarter of fiscal 2002. In the second quarter of fiscal 2002, we wrote down approximately $8 million of fixed assets, including a $7 million writedown for our Switzerland manufacturing facility that was closed during the second quarter. We are currently attempting to sell this facility. In the third quarter of fiscal 2002, we wrote down approximately $1 million of fixed assets held for disposal.

        The following table depicts the restructuring activity and impairment charges during the first nine months of fiscal 2002 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Impairment Charges	Total
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$80,649
Additions—fiscal 2002 restructuring and Impairment	26,648	1,130	2,127	2,207	32,112
Expenditures:
Cash	(25,418)	(1,420)	(2,291)	—	(29,129)
Non-cash	—	—	(576)	(2,207)	(2,783)

Balance at September 28, 2001	$37,380	$927	$42,542	$—	$80,849

Adjustments:
Increases	1,995	60	12	8,028	10,095
(Decreases)	—	—	(4,646)	—	(4,646)
Expenditures:
Cash	(21,750)	(927)	(4,424)	—	(27,101)
Non-cash	—	—	—	(8,028)	(8,028)

Balance at December 28, 2001	$17,625	$60	$33,484	$—	$51,169

Adjustments:
Increases	6,015	770	2,760	967	10,512
Expenditures:
Cash	(6,836)	—	(4,813)	—	(11,649)
Non-cash	—	—	—	(967)	(967)

Balance at March 29, 2002	$16,804	$830	$31,431	$—	$49,065

9.    Earnings (Loss) Per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 29, 2002	March 31, 2001	March 29, 2002	March 31, 2001
	(In thousands, except per share amounts)
Net income (loss)	$10,337	$(141,095)	$(21,767)	$(261,199)
Less preferred stock dividends	—	(129)	—	(392)

Net income (loss) available to common stockholders	$10,337	$(141,224)	$(21,767)	$(261,591)

Weighted average shares outstanding—basic	196,372	190,857	193,784	189,512
Employee stock options and restricted shares	6,112	—	—	—

Weighted average shares outstanding—diluted	202,484	190,857	193,784	189,512

Net income (loss) per share—basic and diluted	$0.05	$(0.74)	$(0.11)	$(1.38)

Potentially dilutive securities excluded from computations because they are anti-dilutive	13,781	9,335	17,686	8,760

10.  Comprehensive Income (Loss).

        The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2002	March 31, 2001	March 29, 2002	March 31, 2001
	(In thousands)
Net income (loss)	$10,337	$(141,095)	$(21,767)	$(261,199)
Change in unrealized gain (loss) on available-for-sale investments	—	217	(165)	(2,406)
Reclassification adjustment of accumulated unrealized loss (gain) related to the sale of investments	—	—	2,637	(31,226)
Change in unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(256)	5,110	(380)	4,824
Foreign currency translation adjustments	599	(4,923)	1,147	(10,045)

Comprehensive income (loss)	$10,680	$(140,691)	$(18,528)	$(300,052)

        The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 29, 2002	June 30, 2001
	(In thousands)
Unrealized loss on available-for-sale investments	$—	$(2,472)
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	342	722
Foreign currency translation adjustments	(19,978)	(21,125)

Accumulated other comprehensive loss	$(19,636)	$(22,875)

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

        The Server segment's current products include visualization systems and high-performance servers and integrated storage solutions. The Server segment's current visualization systems include the Silicon Graphics® Onyx2®, the SGI® Onyx® 300 and the SGI® Onyx® 3000 family of graphics systems. The Server segment's current high-performance servers include the SGI® Origin® 200 and SGI® Origin® 300 servers and the Origin® 2000 and Origin® 3000 family of high-performance servers. The server segment's current key storage product offerings include the SGI® TP900, SGI® TP9100 and SGI® TP9400. The Visual Workstation segment's current products include the Silicon Graphics® 02®, the Silicon Graphics® 02+™, the Silicon Graphics Fuel™, the Silicon Graphics® Octane®, and the Silicon Graphics® Octane2™ visual workstations based upon the MIPS® microprocessor and the IRIX® operating system.

        The Visual Workstation segment's current products also include the Silicon Graphics® 750 system based upon the new Intel® Itanium® processor and first-generation Intel Itanium architecture. During the fourth quarter of fiscal 2001, a decision was made to end of life the Silicon Graphics® 230, Silicon Graphics® 330, Silicon Graphics® 550 and the Silicon Graphics Zx10™ visual workstations based upon the Intel microprocessor and the Windows NT® and Red Hat® Linux® operating systems. These products were shipped through the first quarter of fiscal 2002.

        The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, communication and entertainment services. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. Revenue from remanufactured systems is included in the servers and visual workstations reportable segments. Prior period amounts have been restated to conform to current period presentation. We evaluate each of these segments based on profit or loss from operations before interest and taxes.

        In addition to the aforementioned reportable segments, expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the operating units and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level revenue and expenses are not allocated to operating units and are included in "Other" in the reconciliation of reported revenue and operating profit.

        We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating units do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

        Information on reportable segments is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Servers	Visual Workstations	Global Services	Servers	Visual Workstations	Global Services
March 29, 2002:
Revenue from external customers	$136,085	$50,412	$109,389	$395,979	$193,933	$351,636
Segment (loss) profit	$(18,756)	$(18,500)	$30,107	$(103,123)	$(55,374)	$78,199
March 31, 2001:
Revenue from external customers	$215,174	$104,726	$160,698	$570,098	$320,534	$451,545
Segment (loss) profit	$(34,743)	$(23,076)	$3,955	$(160,928)	$(90,985)	$(97)

        Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2002	March 31, 2001	March 29, 2002	March 31, 2001
Revenue:
Total reportable segments	$295,886	$480,598	$941,548	$1,342,177
Other	17,718	29,120	115,336	80,784

Total SGI consolidated	$313,604	$509,718	$1,056,884	$1,422,961

Operating loss:
Total reportable segments	$(7,149)	$(53,864)	$(80,298)	$(252,010)
Other	(2,659)	4,233	68,518	9,274
Restructuring	(9,545)	—	(36,871)	6,221
Write-down of impaired long-lived assets	(967)	—	(11,202)	—
Enterprise Resource Planning implementation expense	—	(4,500)	(22,200)	(4,500)

Total SGI consolidated	$(20,320)	$(54,131)	$(82,053)	$(241,015)

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). We adopted SFAS 144 in the second quarter of fiscal 2002.

13.  Contingencies.

        During fiscal 2002, we resolved the pending securities class action lawsuits described below.

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded a total charge of approximately $24 million in the nine months ended March 29, 2002 in Other Non-recurring (Expense) Income, Net. Approximately 2.4 million shares have been issued to date in satisfaction of plaintiffs' attorneys' fees and the remaining shares are expected to be issued later this calendar year, without any further financial impact, as the members of the settlement class are identified.

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

        We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on SGI's financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future and could adversely effect on our financial condition, results of operations or liquidity.

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

        Results of Operations

	Three Months Ended		Nine Months Ended
(Numbers may not add due to rounding)	March 29, 2002	March 31, 2001	March 29, 2002	March 31, 2001
	(In millions, except per share amounts)
Total revenue	$314	$510	$1,057	$1,423
Cost of revenue	180	326	603	949

Gross profit	133	184	454	474
Gross profit margin	42.5%	36.1%	42.9%	33.3%
Total operating expenses	154	238	536	715

Operating loss	(20)	(54)	(82)	(241)
Interest and other income (expense), net	1	—	(11)	(7)
Other non-recurring (expense) income, net	(2)	(83)	40	(3)

Loss before (benefit) provision for income taxes	(22)	(137)	(53)	(251)

Net income (loss)	$10	$(141)	$(22)	$(261)

Net income (loss) per share—basic and diluted	$0.05	$(0.74)	$(0.11)	$(1.38)

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

        Revenue for the third quarter and the first nine months of fiscal 2002 decreased $196 million or 38% and $366 million or 26%, respectively, compared with the corresponding periods of fiscal 2001. Revenue for the first quarter of fiscal 2002 included a one-time receipt of $62.5 million from Microsoft resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights. The decline in revenue from fiscal 2001 to fiscal 2002 reflects a general economic slowdown, strong competition from much larger companies, the impact of no longer consolidating the revenue of SGI Japan, the discontinuance of certain visualization workstations based upon Intel® 32-bit microprocessors, and other factors discussed below that affected particular product families. We expect the factors mentioned above to continue to have an adverse impact on our revenue levels going forward.

        The following table presents total revenue by reportable segment with prior year segments restated to reflect current year presentation:

	Three Months Ended		Nine Months Ended
(Numbers may not add due to rounding)	Mar. 29, 2002	Mar. 31, 2001	Mar. 29, 2002	Mar. 31, 2001
	($ in millions)
Servers	$136	$215	$396	$570
% of total revenue	43%	42%	38%	40%
Visual Workstations	$50	$105	$194	$321
% of total revenue	16%	21%	18%	22%
Global Services	$109	$161	$352	$452
% of total revenue	35%	31%	33%	32%
Other	$18	$29	$115	$81
% of total revenue	6%	6%	11%	6%

        Server revenue for the third quarter and the first nine months of fiscal 2002 decreased $79 million or 37% and $174 million or 31%, respectively, compared with the corresponding periods of fiscal 2001.

        Visual Workstation revenue for the third quarter and the first nine months of fiscal 2002 decreased $54 million or 52% and $127 million or 40%, respectively, compared with the corresponding periods of fiscal 2001. The decrease is primarily attributable to the continuing decline in our UNIX® workstation market.

        Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the third quarter and the first nine months of fiscal 2002 decreased $51 million or 32% and $100 million or 22%, respectively, compared with the corresponding periods of fiscal 2001. The decrease primarily reflects a decline in our professional services revenue as a result of the restructuring of our service organization coupled with a decline in our traditional customer support revenue.

        Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our software subsidiary, Alias/Wavefront. The revenue associated with the Microsoft intellectual property agreement is also included in other revenue in the first nine months of fiscal 2002.

        Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first nine months of fiscal 2002 was: Servers—40%, Visual Workstations—20%, Global Services—35% and Other—5%.

        Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Nine Months Ended
Area	Mar. 29, 2002	Mar. 31, 2001	Mar. 29, 2002	Mar. 31, 2001
Americas	$192	$256	$664	$770
Europe	75	124	227	340
Rest of World	46	130	166	313

Total revenue	$314	$510	$1,057	$1,423

        Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
Area	Mar. 29, 2002	Mar. 31, 2001	Mar. 29, 2002	Mar. 31, 2001
Americas	61%	50%	63%	54%
Europe	24%	24%	21%	24%
Rest of World	15%	26%	16%	22%

        Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first nine months of fiscal 2002 is as follows: Americas—$602 million or 60%; Europe—$227 million or 23%; and Rest of World—$166 million or 17%.

        The geographic revenue mix in the third quarter and first nine months of fiscal 2002, as adjusted for the Microsoft revenue, was affected by our sale of a 60% interest in SGI Japan during the second quarter, as a result of which SGI recognizes revenue from product sales to SGI Japan but no longer consolidates SGI Japan's revenue.

        Our consolidated backlog at March 29, 2002 was $190 million compared with $209 million at June 30, 2001.

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

        Gross margin for the third quarter and the first nine months of fiscal 2002 increased from 36.1% to 42.5% and from 33.3% to 42.9%, respectively, compared to the corresponding periods of fiscal 2001. Excluding the $62.5 million in revenue recognized from the Microsoft intellectual property agreement, gross margin was 39.3% in the first nine months of fiscal 2002. Gross margin improvements in the third quarter are primarily attributable to a better product mix, and the completion of the restructuring that was announced in the first quarter of fiscal 2002. The restructuring included the closure of our manufacturing facility in Switzerland and the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin for the first nine months of fiscal 2001 reflects the negative effect of component shortages on high-end, high profit margin systems, particulary on the products within our Origin scalable server and Onyx graphics systems businesses. These component shortages, experienced in the first and second quarters of fiscal 2001, affected shipping patterns and were a factor in causing a higher percentage of our revenue to come from lower margin products.

        The sale during the second quarter of fiscal 2002 of a 60% interest in SGI Japan also negatively affects gross margin as we recognize revenue based on the distribution price of products to SGI Japan, which is lower than the price to the ultimate customer, and no longer consolidate SGI Japan's service revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended
	Mar. 29, 2002	Mar. 31, 2001	Mar. 29, 2002	Mar. 31, 2001
	($ in millions)
Research and development	$43	$61	$133	$177
% of total revenue	13.7%	12.0%	12.6%	12.4%
Selling, general and administrative	$100	$177	$355	$545
% of total revenue	31.9%	34.7%	33.6%	38.3%
Other	$11	$—	$48	$(6)
% of total revenue	3.4%	0.0%	4.6%	(0.4)%

        Operating Expenses (excluding Other Operating Expense).    Operating expenses for the third quarter and the first nine months of fiscal 2002 declined 40% and 32%, respectively, in absolute dollars, and decreased as a percentage of total revenue, from 47% to 46% and from 51% to 46%, respectively, compared with the corresponding periods of fiscal 2001. This decrease in operating expenses, in absolute dollars, resulted primarily from lower headcount as a result of restructuring activities and personnel attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. Excluding revenue associated with the Microsoft agreement in the first quarter of fiscal 2002, research and development expense for the first nine months of fiscal 2002 was 13% as a percentage of revenue, while selling, general and administrative expense was 36% of total revenue. The first nine months of fiscal 2002 operating expenses also includes $22 million of charges associated with the implementation of an ERP system that were not incurred in the corresponding period of fiscal 2001. We currently expect operating expenses in the fourth quarter of fiscal 2002 to remain relatively consistent with third quarter levels.

        Other Operating Expense (Recovery).    Other operating expense (recovery) for the third quarter and first nine months of fiscal 2002 represents an $11 million and net $48 million charge, respectively, for estimated restructuring and impairment costs associated with the fiscal 2002 restructuring plan. Other operating expense for the first nine months of fiscal 2001 represents a $6 million reduction to the restructuring costs we estimated during the first quarter of fiscal 2000. See Note 8 to the Condensed Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net for the first nine months of fiscal 2002 declined in comparison to the corresponding period of fiscal 2001 mainly due to lower interest income as a result of lower invested cash balances and higher interest expense related to our financing arrangement (see Note 7).

        Other Non-recurring (Expense) Income, Net.    Other non-recurring income, net of $40 million for the first nine months of fiscal 2002 is primarily comprised of a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, partially offset by a charge of $24 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock, and a $4 million loss on the sale of a building recognized in the first quarter of fiscal 2002. Other non-recurring expense, net of $3 million for the first nine months of fiscal 2001 is primarily comprised of an $83 million write-down of a venture investment, offset in part by a $50 million gain on the sale of marketable investments, a $24 million gain related to the sale of the Cray product line, and a $8 million gain on the sale of corporate real estate.

        Income Tax (Benefit) Provision.    Our net benefit for income taxes for the first nine months of fiscal 2002 arose principally from a change in the U.S. income tax laws during the quarter ended March 29, 2002 related to extending carry-backs for net operating losses. This resulted in a U.S. income tax refund receivable of approximately $30 million. This refund was offset in part by various provisions for income taxes payable in foreign jurisdictions. Our provision for income taxes for the first nine months of fiscal 2001 arose principally from taxes currently payable in foreign jurisdictions.

Financial Condition

        At March 29, 2002, unrestricted cash and cash equivalents and marketable investments totaled $172 million compared with $126 million at June 30, 2001. Also, included in the balance sheet at March 29, 2002 and June 30, 2001 is approximately $60 million and $77 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

        Primarily as a result of net losses, operating activities used $46 million during the first nine months of fiscal 2002 compared with using $231 million during the first nine months of fiscal 2001. Operating cash flows for the first nine months of 2002 also benefitted from $62.5 million in one-time revenue from the Microsoft intellectual property agreement that was received in the first quarter. To present cash flows from operating activities, net loss for the first nine months of fiscal year 2002 was adjusted for certain significant items. The first nine months of fiscal year 2002 net loss is adjusted to remove the impact of the $64 million gain from the sale of the 60% interest in SGI Japan that is reflected as a cash flow from investing activities. The first nine months of fiscal 2001 net loss is adjusted to remove the impact of the $83 million write down of a venture investment and the $50 million gain on sale of marketable investments, which is reflected as a cash flow from investing activity.

        Negative operating cash flow in the first nine months of fiscal 2002 was partially due to approximately $68 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. The negative operating cash flow was partially offset by a decrease in accounts receivable which resulted primarily from our focus on cash management activities.

        Investing activities, other than changes in available-for-sale and restricted investments, provided $85 million in cash during the first nine months of fiscal 2002 compared with providing $122 million in cash during the first nine months of fiscal 2001. The principal source of cash during the first half of fiscal 2002 was the $91 million net cash proceeds received as a result of the sale of a 60% interest in SGI Japan and $26 million in cash received from the sale of corporate real estate and fixed assets. The principal source of cash during the first nine months of fiscal 2001 was the $185 million net cash proceeds received as a result of a sale-leaseback transaction involving a portion of our corporate real estate offset in part by capital expenditures.

        Financing activities used $9 million during the first nine months of fiscal 2002 compared with providing $5 million during the first nine months of fiscal 2001. The principal financing activities in the first half of fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland in the second quarter, partially offset by $5 million in proceeds from employee stock purchase plan issuances and employee stock option exercises. The principal financing activities during the first nine months of fiscal 2001 included $10 million in proceeds from the issuance of stock through employee stock purchase plan and employee stock options, partially offset by $5 million in debt payments.

        At March 29, 2002, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $172 million. Due to the uncertainties of the current business climate and because our cash levels fluctuate significantly during each quarter, we have been actively working to improve our liquidity situation. Actions that have been taken include reducing our operating expense levels and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Of course, re-establishing profitable operations is our ultimate goal. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash generated from our planned operations, should be adequate to fund our projected cash flow needs.

Risks That Affect our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

        Working Capital Requirements.    SGI has had declining revenue and has been unprofitable on an operating basis for each of the past four fiscal years. Primarily as a result of net losses, our operating activities consumed $46 million in cash during the first nine months of fiscal 2002. Unrestricted cash and marketable investments have increased to $172 million at March 29, 2002 from $126 million at June 30, 2001. Our cash levels continue to fluctuate significantly during the quarter, and given the uncertainties of the current business climate, we continue to actively work to improve our liquidity situation. Actions that have been taken include reducing our operating expense levels and raising cash through licensing and sales transactions involving real estate, intellectual property and other assets not deemed core to our business. Our opportunities to further reduce operating expenses or to raise cash from licensing or sale transactions in the next few quarters are significantly smaller in scale than has been the case over the past few quarters. The failure to achieve our planned-for operating results, if combined with significant changes in the terms of our relationships with key suppliers or lenders and an inability to reduce expenses and/or raise cash from other sources, could result in our not having adequate liquidity to manage our business.

        Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

        We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. The credit facility also contains financial and other covenants, including covenants relating to EBITDA and minimum daily cash balances. During the fourth quarter of fiscal 2002, we were not in compliance with the financial covenant relating to EBITDA for the third quarter of fiscal 2002 and have obtained a waiver from the lender of this default. In the event we are not able to comply with the financial and other covenants of this facility, or there is material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, it could have a significant impact on our working capital.

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

        Product Development and Introduction.    Meeting our objectives for fiscal 2002 and beyond will require the timely development and introduction of succesful new products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

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

        The Swiss authorities are also investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed during the second quarter of fiscal 2002. We believe that these matters will be resolved without a significant adverse effect on our business.

        Implementation of Global IT System.    SGI implemented a global system for ERP at the start of fiscal 2002. We have experienced some delays and inefficiencies in order entry, product shipment, customer billing and financial reporting. While the functioning of the system has continuously improved during this period, our operations have been affected by the transition to the new system and disruption to our business activity and cash flows could occur if the system does not perform as expected.

        Employees.    Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We implemented further restructuring actions during the first nine months of fiscal 2002. As we continue to work through this process, there is no guarantee that we will not lose highly qualified employees.

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

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain of its officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded a total charge of approximately $24 million in the nine months ended March 29, 2002 in Other Non-recurring (Expense) Income, Net. Approximately 2.4 million shares have been issued to date in satisfaction of plaintiffs' attorneys' fees and the remaining shares are expected to be issued later this calendar year, without any further financial impact, as the members of the settlement class are identified.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)
SGI held its Annual Meeting of Stockholders on March 12, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)
SGI's Board of Directors is divided into three classes serving staggered terms of office. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Robert R. Bishop was re-elected and Arthur L. Money and Charles A. Steinberg were elected as Directors at the meeting. The Directors whose terms of office continued after the meeting are C. Richard Kramlich and James A. McDivitt. Robert Lutz resigned from the Board in August 2001. The Board adopted an amendment to the bylaws to increase the number of directors to five effective January 29, 2002.

(c)
The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

  1.
  To elect one Class I Director, one Class II Director and one Class III Director of SGI to serve for staggered terms of office.

Class I Director:
Charles A. Steinberg:
For: 165,684,198	Withheld: 3,450,484
Class II Director:
Arthur L. Money:
For: 165,073,789	Withheld: 3,460,893
Class III Director:
Robert R. Bishop:
For: 165,028,429	Withheld: 3,506,253
  2.
  To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 30, 2002.

For: 163,681,984	Against: 4,241,979	Abstain: 610,719

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002	SILICON GRAPHICS, INC. a Delaware corporation
	By:	/s/ Jeffrey Zellmer Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SILICON GRAPHICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES