Form 10-K
period 2002-06-28
SILICON GRAPHICS INC /CA/
filed 2002-09-26
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 28, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form "10-K." ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 30, 2002 on the New York Stock Exchange as reported in The Wall Street Journal, was approximately $203 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2002, the registrant had outstanding 199,811,029 shares of Common Stock.

PART I

        This Form 10-K includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our business turnaround objectives, our expectations for new product introductions and market conditions, headcount reductions and the expected impact on our business of legal proceedings and government regulatory actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; ability to achieve profitable operations or limit losses; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our product strategies, including the introduction of a complementary server line based on the Intel processor and the Linux operating system, and the enhancement of our storage offerings through differentiated software offerings; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

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

        The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray® product line and distributed our remaining interest in MIPS Technologies, Inc. ("MTI") through a spin-off. We believe it more relevant if certain fiscal 2001 results (revenue, gross margin and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000. The pro forma results for the twelve-month periods of fiscal 2000 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MTI.

ITEM 1. BUSINESS

General

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and the management of large-scale complex data. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center™ immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy, and Media.

Products

        SGI® systems are designed specifically to meet the needs of the scientific, technical and creative marketplaces. SGI systems utilize the IRIX® operating system, which is an enhanced version of UNIX® and feature MIPS® RISC microprocessors. In calendar 2003, SGI will expand the server line to include systems that run on Intel® Itanium 2 processors and the Linux® operating system in addition to those that run on MIPS and IRIX. Both the MIPS/IRIX and Intel/Linux-based product lines feature our innovative SGI NUMA™ architecture and provide unique levels of performance and scalability to our customers.

        Scalable Servers    The SGI Origin™ family of high-performance servers includes the Origin 3000 and Origin 300 series of systems. The Origin family of servers feature the SGI NUMA architecture and IRIX operating system, as well as SGI NUMAflex™, which allows customers to configure systems to meet their unique needs by constructing systems of modular components or "bricks". These bricks can be CPU, storage, and input/output ("I/O") components, which can be configured independently within each system. The modularity of the NUMAflex approach enables the computer system to meet the exact requirements of the customer, while maintaining optimum flexibility in meeting changing needs over time.

        Advanced Graphics Systems    For 20 years, Silicon Graphics has been synonymous with the most powerful and advanced computer graphics capabilities in the industry. Today, the SGI Onyx® family of products continues that tradition, providing the greatest resolution, the most realism and the highest levels of performance in the industry. The Onyx family of systems is built on the same high-bandwidth SGI NUMA architecture as the Origin servers and features our industry-leading InfiniteReality4™ graphics. SGI Onyx 3000 series systems integrate high-performance computing, data management, and high-performance visualization into a single system.

        SGI Reality Center™ environments are powered by SGI Onyx family systems and enable groups of decision makers to visualize complex data in an interactive manner. By immersing decision-makers in high quality, high-resolution and interactive environments, customers around the world have used this technology to increase production from oil reserves, design safer cars, interpret complex scientific data and generally enable real-time decision support.

        Visual Area Networking    In January 2002, SGI introduced a radically new concept called Visual Area Networking that enables customers to access, manipulate and visualize data over a standard network on their client computer using the massive I/O, compute and real-time rendering capabilities of an SGI Onyx. This means that individuals or teams can visualize data using "thin clients" that would not normally be able to access or display such a large amount of data. Visual Area Networking also facilitates collaboration between teams of remote users, since all the data is located at a central point, but multiple users can interactively manipulate and visualize the data. This new technology is particularly applicable to oil and gas discovery, manufacturing and defense applications.

        Desktop Systems    Our Silicon Graphics® O2®, Silicon Graphics Fuel™ and Silicon Graphics Octane® families of MIPS processor and IRIX operating system-based desktop workstations each feature advanced 3D graphics and powerful integrated imaging capabilities. Silicon Graphics O2 workstations are single-processor systems with a unique architecture that is particularly well-suited to image processing applications such as medical imaging and broadcast television graphics, while the single-processor Fuel and single- or dual-processor Octane2 systems are targeted at the manufacturing, defense, scientific and energy marketplaces.

        SAN and Data Management    Customers across the high-performance computing ("HPC") markets desire ever increasing performance from their servers, creating a parallel need to manage massive amounts of data generated by these servers. To address the problem of managing such large amounts of complex data, SGI has developed a series of products and solutions to help customers access and utilize their data in a more efficient manner, resulting in better workflow management, faster cycle times, and higher levels of performance, availability, and security.

        SGI offers a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. As an industry leader in delivering high-bandwidth storage area networks ("SAN") for the HPC market, SGI offers SAN solutions based on tightly integrating our CXFS™ shared filesystem, along with SGI's FailSafe™ high-availability software and Data Migration Facility ("DMF") for hierarchical storage management. SGI also has network attached storage offerings through a range of file-serving solution bundles.

        Alias/Wavefront    Our Alias/Wavefront subsidiary develops award-winning solutions for the film and video, game, interactive media, industrial design, and visualization markets. These solutions-Maya® software for the entertainment industry and Alias Studio™ tools for design-give artists a distinct creative advantage, no matter what their discipline. These industry-leading solutions run on the IRIX, Linux, Windows®, and Macintosh® operating systems. Alias/Wavefront is based in Toronto, Canada, with sales offices and distribution worldwide.

        Applications Software    We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver the highest quality software and hardware products on our platform.

Marketing, Sales, and Distribution

        We sell our system products and solutions through both our direct sales force and indirect channel partners. In fiscal year 2002 direct sales accounted for more than half of our product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. We also have channel partners in almost all the countries in which we have a presence; in others, we work through an SGI authorized distributor.

        Our indirect channel partners include service providers, systems integrators, VARs, ISVs, distributors and master resellers.

        Information with respect to international operations and export sales may be found in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. See also "Risks That Affect Our Business" included in Part II, Item 7 of this Form 10-K. No single end-user customer accounted for 10% or more of our revenues for each of the last three fiscal years.

Technical Solutions

        The quality and reliability of our products and our understanding of our customer's technical and business challenges is critical to our success. Our SGI Technical Solutions organization includes systems engineers, solution architects, field service engineers, field product and applications specialists, product support engineers, training specialists, and administrative support personnel. We also provide customer education through regularly scheduled courses in system software administration, applications programming, and hardware maintenance. We provide local customer support from offices in North

America, Western Europe, the Pacific Rim, and certain Latin American countries with spare parts inventories at each location. International distributors provide training and support for products sold by them. We typically provide a standard "return-to-factory" hardware warranty against defects in materials and workmanship for periods of up to three years.

Research and Development

        Our research and development program is directed principally toward maintaining and enhancing our competitive position through incorporating the latest advances in microprocessor, hardware, software and networking technologies. This effort is focused specifically on developing and enhancing our computing architectures, graphics subsystems, MIPS microprocessors, operating system, applications software and development tools. We also are leveraging our work on our MIPS and IRIX systems to introduce systems that incorporate the Intel Itanium family of processors.

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

        During fiscal 2002, 2001 and 2000, we spent approximately $177 million, $236 million and $301 million, respectively, on research and development that represented approximately 13% of total revenue in each period. Fiscal 2000 includes research and development associated with the Cray product line and MIPS Technologies, Inc. ("MTI"), which were divested in the latter part of fiscal 2000. We are committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenues. However, declines in total revenue over the last several fiscal years have led us to substantially reduce the absolute level of our investment in research and development.

Manufacturing

        Our manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. Products are subjected to substantial environmental stress and electronic testing prior to shipment.

        During fiscal 2002, we closed our manufacturing facility located in Switzerland and consolidated manufacturing activities in our main manufacturing facility located in Chippewa Falls, Wisconsin. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

        Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits ("ASICs"), microprocessors, storage products, especially RAID-based products, and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Risks also include long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory.

        We also have single sources for less critical components, such as peripherals, communications controllers and power supplies, and monitors and chassis. We believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our results.

        Certain of our suppliers are located outside the United States. Pricing from these suppliers can be strongly affected by such factors as trade protection measures and changes in currency exchange rates. In addition, the markets for memory chips (DRAMs, SRAMs and VRAMs), that are a significant component of our overall systems cost, tend to be highly volatile both in terms of pricing and availability.

Competition

        The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/performance improvements. The principal competitive factors for us are product features, price/performance, networking capabilities, product quality and reliability, ease of use, capabilities of the system software, availability of applications software, customer support, product availability, corporate reputation and price. Significant discounting from list price has been the norm in the industry.

        Our principal competitors are IBM, Hewlett Packard, NEC, Cray and, in some markets, Sun Microsystems. Our unique market focus on technical and creative users provides advantages in being able to design our systems specifically for these users. Our competitors, however, are generally far larger companies with much greater resources.

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

        Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. Although no such proceedings were pending as of June 28, 2002, we expect that litigation of this sort will reoccur from time to time.

Employees

        As of June 28, 2002, we had 4,443 regular employees compared with 5,956 at June 30, 2001. Our future success will depend, in part, on our ability to continue to retain and motivate highly qualified technical, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by European Union or other applicable laws. We believe that our employee relations are good.

Corporate Data

        SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2. PROPERTIES

        SGI owns and leases sales, service, R&D, and administrative offices worldwide and has its principal facilities in California, Wisconsin and Minnesota. Our corporate headquarters and certain

R&D operations are located in Mountain View, California, where we lease a total of about 868,000 square feet. Our primary manufacturing facility is located in Chippewa Falls, Wisconsin, where we own and lease about 429,000 square feet for manufacturing, service and R&D activities. We also have leased sales, administrative and R&D facilities of about 241,000 square feet in Eagan, Minnesota.

        As a result of restructuring over the last several years, we also own and lease additional space that we do not currently expect to use in our operations. We own a facility consisting of about 170,000 square feet in Cortaillod, Switzerland that was used until December 2001 as our European manufacturing site. This property is currently being offered for sale or lease. We also lease 3 other buildings near our Mountain View headquarters (about 154,000 square feet) and an additional 50 leased facilities worldwide (about 327,000 square feet), under leases that expire through fiscal 2010. The anticipated costs associated with these facilities, net of estimated sublease income, have been accrued in prior restructuring charges. See Note 3 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding legal proceedings is set forth in Note 22 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        The executive officers of SGI and their ages as of August 31, 2002 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert Bishop	59	Chairman, Chief Executive Officer and Director	1999
Warren Pratt	49	Executive Vice President and Chief Operating Officer	2000
Steve Coggins	53	Senior Vice President, Europe, Middle East & Africa	2001
Sandra Escher	42	Senior Vice President and General Counsel	1999
Eng Lim Goh, PhD.	42	Senior Vice President and Chief Technology Officer	2000
Kathy Lanterman	42	Vice President and Corporate Controller	2002
Bill LaRosa	56	Senior Vice President, Intercontinental Field Operations	2001
Anthony Robbins	42	Senior Vice President, North American Field Operations	2001
Jan Silverman	52	Senior Vice President, Marketing	2001
Jeffrey Zellmer	42	Senior Vice President and Chief Financial Officer	2000

        Executive officers of SGI are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of SGI.

        Mr. Bishop was appointed Chairman and Chief Executive Officer of SGI in the fall of 1999. From July 1995 to February 1999, he was the non-executive Chairman of the Board of Silicon Graphics World Trade Corporation.

        Mr. Pratt was appointed Chief Operating Officer of SGI in May 2001. He has held a variety of general and engineering management positions at SGI since 1991 and was made Executive Vice President of Engineering and Manufacturing in July 2000. Prior to that and beginning in 1998, he served as President and General Manager of SGI's Alias/Wavefront subsidiary.

        Mr. Coggins was appointed Senior Vice President, Europe, the Middle East and Africa, of SGI in July 2001. Prior to joining SGI, he was senior vice president and general manager of Amdahl Europe. He had been employed by Amdahl Corporation, including five years as the marketing director of Amdahl Europe, since 1977.

        Ms. Escher was made Senior Vice President and General Counsel in May 2001. She was appointed Vice President and General Counsel in April 1999. She joined SGI in July 1993 as Securities Counsel and served as the Director of Corporate Legal Services between September 1996 and April 1999.

        Dr. Goh was appointed Senior Vice President and Chief Technology Officer in May 2001. He was made Vice President and Chief Technology Officer in October 2000, Vice President of Global Systems Engineering in October 1999 and a Chief Scientist in 1998. He joined SGI in 1989 and has held a variety of systems engineering positions since that time.

        Ms. Lanterman became Vice President, Corporate Controller in April 2002. She joined SGI in July 2001 as Assistant Controller. Prior to joining SGI, she consulted as a project manager at various high-tech companies including HP, SGI, Fujitsu PC and Logitech. She was a consultant to SGI from April 1999 until she was hired in 2001, working on projects including the implementation of our global ERP system and the Cray divestiture.

        Mr. La Rosa joined SGI in September 2001 as Senior Vice President, Intercontinental (Asia Pacific and Latin America) Field Operations. Prior to joining SGI, he was senior vice president, worldwide sales, of CommVault Systems, Inc. in 2001. Prior to that, Mr. La Rosa held several executive positions in U.S. and international sales and marketing with IBM between 1992 and 2000. Before joining IBM, he was President of American Motion Systems, CEO of Lead Group International and held a number of US- and internationally-based executive management and technical positions at GE from 1967 to 1986.

        Mr. Robbins was made Senior Vice President, North American Field Operations of SGI in July 2001. He was appointed Vice President, U.S. Federal Systems in 1997 and President of SGI's Silicon Graphics Federal subsidiary upon its formation in September 1999. He has held a variety of sales and sales management positions at SGI since 1991.

        Mr. Silverman was appointed Senior Vice President, Marketing in April 2001. He joined SGI in May 1999 as Vice President, Server Marketing. Prior to joining SGI, he was with Hewlett Packard for ten years and held a number of marketing director, business development and product management positions, including the head of marketing for Internet Imaging Operations and Director of Internet Solutions.

        Mr. Zellmer became Senior Vice President and Chief Financial Officer of SGI in July 2001. He was appointed Vice President, Corporate Controller in July 2000. Since 1988, he has held a variety of financial management positions at SGI, and MIPS Computer Systems which was acquired by SGI in 1992.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        SGI's common stock is traded on the New York Stock Exchange under the symbol SGI. The following table sets forth, for the periods indicated, the high, low, and close prices for the Common Stock as reported on the NYSE.

Price Range for Common Stock

	Fiscal 2002			Fiscal 2001
	Low	High	Close	Low	High	Close
First Quarter	$0.32	$1.28	$0.46	$3.56	$5.00	$4.12
Second Quarter	$0.44	$2.40	$2.14	$3.12	$4.56	$4.00
Third Quarter	$2.10	$4.61	$4.25	$3.56	$5.00	$3.94
Fourth Quarter	$2.50	$4.16	$2.94	$1.02	$4.00	$1.39

        SGI had 6,451 stockholders of record as of June 28, 2002. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial information has been derived from the audited consolidated financial statements. The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. For example, Item 7 presents certain information on a pro forma basis, reflecting adjustments for certain changes in our business operations in fiscal 2000.

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000(3)	June 30, 1999	June 30, 1998
	(in thousands, except per share amounts)
Operating Data:
Total revenue	$1,341,385	$1,854,461	$2,331,134	$2,748,957	$3,100,610
Costs and expenses:
Cost of revenue	770,412	1,247,713	1,503,525	1,603,250	1,963,551
Research and development	176,893	236,240	301,248	380,346	459,188
Selling, general and administrative	450,365	716,591	785,196	907,612	1,068,429
Other operating expense (recovery)(1)	44,476	102,052	102,861	(15,107)	205,543

Operating loss	(100,761)	(448,135)	(361,696)	(127,144)	(596,101)
Interest and other income (expense), net(2)	18,502	(18,020)	(20,188)	252,865	(818)

(Loss) income before income taxes	$(82,259)	$(466,155)	$(381,884)	$125,721	$(596,919)

Net (loss) income	$(46,323)	$(493,043)	$(829,544)	$53,829	$(459,627)

Net (loss) income per share:
Basic	$(0.24)	$(2.59)	$(4.52)	$0.29	$(2.47)
Diluted	$(0.24)	$(2.59)	$(4.52)	$0.28	$(2.47)
Shares used in the calculation of net (loss) income per share:
Basic	194,974	190,338	183,528	186,374	186,149
Diluted	194,974	190,338	183,528	189,427	186,149
Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$218,180	$126,107	$258,081	$688,143	$736,720
Restricted investments	44,689	76,853	126,408	94,226	—
Working capital (deficiency)	94,665	(41,884)	58,781	869,980	968,700
Total assets	910,119	1,283,029	1,839,211	2,788,257	2,964,706
Long-term debt and other	427,812	412,720	385,133	387,005	403,522
Stockholders' (deficit) equity	(54,641)	(25,283)	592,550	1,424,199	1,464,512
Statistical Data:
Number of employees	4,443	5,956	6,726	9,191	10,286

(1)
Fiscal 2002 amounts include net restructuring charges ($33 million) and impairment charges ($12 million). Fiscal 2001 amounts include net restructuring charges ($82 million) and impairment charges ($20 million). Fiscal 2000 amounts include net restructuring charges ($65 million) and impairment charges ($38 million). Fiscal 1999 amount includes a reduction in previously estimated restructuring charges ($14 million). Fiscal 1998 amount includes restructuring charges ($144 million), a charge for long-lived asset impairment ($47 million) and a write-off of acquired in-process technology ($17 million).

(2)
Fiscal 2002 amounts include a $64 million gain on sale of 60% interest in SGI Japan and $24 million in class action lawsuit settlement expense. Fiscal 2001 amounts include an $83 million write-off of our investment in a private company and $50 million in gains from the sale of marketable investments. Fiscal 2000 amounts include a loss on the sale of the Cray product line ($8 million). See Note 7 to the Consolidated Financial Statements, "Sale of Cray Product Line". Fiscal 1999 amount includes a $273 million gain on the sale of a portion of SGI's interest in MTI.

(3)
Amounts reflect the March 31, 2000 sale of our Cray product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        SGI has had declining revenue and has been unprofitable on an operating basis for each of the past five fiscal years as we have felt the impact of the slowdown in the economy, strong competition from much larger companies, technologies and product families in transition and management and employee turnover. As part of our plan to restore growth and profitability to SGI, we took several major steps in both fiscal 2002 and 2001 to refocus our operations. We restructured our overall operations, including closing our manufacturing operations in Switzerland and consolidating operations in Wisconsin, reorganizing our services business, discontinuing our Pentium® III-based product line, resulting in noticeable improvements in our gross margins as a percentage of revenues. We also continued to manage significant reductions in operating expenses over the last two fiscal years compared with fiscal 2000 levels. These changes substantially reduced the scope of our operating losses in fiscal 2002. To further improve our financial condition during fiscal 2002, we generated more than $150 million in cash from licensing and sales transactions involving assets including real estate, intellectual property, and a majority equity position in SGI Japan. While substantial progress was made in fiscal 2002, we continue to focus on actions intended to restore long-term growth and profitability.

        The following tables and discussion present certain financial information on a comparative basis. During the third and fourth quarters of fiscal 2000, respectively, we sold our Cray product line and distributed our remaining interest in MTI through a spin-off. We believe it more relevant if certain fiscal year 2001 results (revenue, gross margin, interest and other, and operating expenses other than restructuring activity) are compared with pro forma fiscal 2000 results. The pro forma results for the twelve-month period of fiscal 2000 used throughout this discussion are adjusted to exclude the results of operations of the Cray product line and MTI.

Results of Operations

	Years ended			Pro forma year ended
	June 28, 2002	June 30, 2001	June 30, 2000	June 30, 2000
	($ in millions)
Total revenue	$1,341	$1,854	$2,331	$2,060
Cost of revenue	770	1,247	1,504	1,399

Gross profit	571	607	827	661
Gross profit margin	42.6%	32.7%	35.5%	32.1%
Total operating expenses	672	1,055	1,189	1,113

Operating loss	(101)	(448)	(362)	(452)
Interest and other (expense) income, net	19	(18)	(20)	(11)

Loss before income taxes	(82)	(466)	(382)	(463)

Net loss	$(46)	$(493)	$(830)	$(892)

Net loss per share-basic and diluted	$(0.24)	$(2.59)	$(4.52)	$(4.86)

Revenue

        The following discussion of revenue is based on the results of our reportable segments as described in Note 18 to the Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Visual Workstations and Global Services, which were determined based on factors including customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. Revenue from remanufactured systems is included in the servers and visual workstations reportable segments. Prior year amounts have been restated to conform to current year presentation.

        Total revenue in fiscal 2002 decreased $513 million or 28% compared with fiscal 2001, and fiscal 2001 revenue decreased $206 million or 10% compared with pro forma fiscal 2000. Revenue for fiscal 2002 included a one-time receipt of $63 million from Microsoft resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's intellectual property rights. The decline in revenue from fiscal 2001 to fiscal 2002 reflects a general economic slowdown and a significant downturn in IT spending, strong competition from much larger companies and products based on processors with higher peak performance benchmarks, the impact of no longer consolidating the revenue of SGI Japan, the discontinuance of certain visualization workstations based on Pentium III microprocessors, and other factors discussed below that affected particular product families. We expect certain of the factors mentioned above to continue to have an adverse impact on our revenue levels going forward. See "Risks That Affect Our Business."

        The following table presents total revenue by reportable segment with prior year segments restated to reflect current year presentation:

	Years ended			Pro forma year ended
	June 28, 2002	June 30, 2001	June 30, 2000	June 30, 2000
	($ in millions)
Servers	$517	$748	$963	$782
% of total revenue	38%	40%	41%	38%
Visual Workstations	$237	$397	$520	$520
% of total revenue	18%	22%	22%	25%
Global Services	$457	$598	$606	$606
% of total revenue	34%	32%	26%	30%
Other	$130	$111	$242	$152
% of total revenue	10%	6%	11%	7%

        Fiscal 2002 Server revenue (which includes Onyx, Visual Area Network and Storage products) decreased $231 million or 31% compared with fiscal 2001. The decrease primarily reflects declines across all product families within this segment, namely visualization systems, high-performance servers and integrated storage solutions. This decline is primarily attributable to concern about the slowdown in the economy that is causing private sector businesses to delay the acquisition of technology wherever possible. Fiscal 2001 Server revenue decreased $34 million or 4% compared with pro forma fiscal 2000. This decline primarily reflects lower revenue levels within our Origin brand scalable server business and our Onyx graphics system business. Limited availability in the first half of fiscal 2001 of the industry-standard ceramic packaging used in ASICs for our Origin and Onyx 3000 systems as well as a slowdown in the economy affected overall shipping patterns within these businesses. Server revenue levels are also affected by competitive factors, including processor speeds, improvements in commodity graphics performance, the suitability of low-cost cluster solutions for certain application segments, and the timely release of key software applications on the IRIX operating system. See "Risks That Affect Our Business."

        Fiscal 2002 Visual Workstation revenue decreased $160 million or 40% compared with fiscal 2001. The decrease is primarily attributable to the continuing decline in the overall UNIX® workstation market. In addition, during the fourth quarter of fiscal 2001, we announced the discontinuance of certain visualization workstations based upon Intel® 32-bit microprocessors, the impact of which also contributed to the year over year decline in Visual Workstation revenue. Fiscal 2001 Visual Workstation revenue decreased $123 million or 24% compared with pro forma fiscal 2000. The decrease in revenue is primarily attributable to the declining UNIX workstation market, especially within the O2 product family. Fiscal 2000 results were also adversely impacted by the disappointing sales performance of our visual workstations based on the Windows NT® operating system. In light of the disappointing sales performance of our proprietary architecture Silicon Graphics® 320 and Silicon Graphics® 540 visual workstations, we decided to discontinue this product family in favor of products with more industry standard architectures and recorded charges to cost of revenue during fiscal 2000 related to this transition. See "Gross Profit Margin" and "Operating Expenses."

        Global Services revenue is comprised of hardware and software support and maintenance and professional services. Fiscal 2002 Global Services revenue decreased $141 million or 24% compared with fiscal 2001. This decrease is primarily attributable to declines in our professional services revenue as a result of the restructuring of our service organization and in our traditional customer support revenue which is being affected by a lower volume of system sales. Fiscal 2001 Global Services revenue decreased $8 million or 1% compared with pro forma fiscal 2000. The slight decrease in revenue is primarily attributable to a decline in our traditional customer support revenue, offset in part by the growth of business within our professional services organization.

        Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias/Wavefront. Fiscal 2002 other revenue includes a one-time receipt of $63 million from Microsoft resulting from an intellectual property agreement involving a patent cross-license and the transfer of certain of SGI's intellectual property rights. Excluding the revenue associated with the one-time receipt of $63 million from Microsoft, Other revenue decreased $44 million or 40% in fiscal 2002 compared with fiscal 2001, primarily due to a decline in Alias/Wavefront revenue.

        Total revenue by geographic area for fiscal 2002, 2001 and 2000 was as follows (in millions):

	Years ended			Pro forma year ended
	June 28, 2002	June 30, 2001	June 30, 2000	June 30, 2000
Area
Americas	$839	$1,008	$1,314	$1,176
Europe	306	437	551	490
Rest of World	196	409	466	394

Total revenue	$1,341	$1,854	$2,331	$2,060

        Geographic revenue as a percentage of total revenue for fiscal 2002, 2001 and 2000 was as follows:

	Years ended			Pro forma year ended
	June 28, 2002	June 30, 2001	June 30, 2000	June 30, 2000
Area
Americas	63%	54%	56%	57%
Europe	23%	24%	24%	24%
Rest of World	14%	22%	20%	19%

        The fluctuation in geographic revenue as a percentage of total revenue between the Americas and Rest of World business in fiscal 2002 compared with fiscal 2001 is primarily due to the impact of no longer consolidating the revenue of SGI Japan. A decrease in sales in the Asia Pacific region in fiscal 2002 compared with fiscal 2001 also contributed to the decline in Rest of World revenue as a percentage of total revenue. The increase in Rest of World business in fiscal 2001 compared with fiscal 2000 primarily reflects increased sales in Japan as a percentage of total revenue.

        Our consolidated backlog at June 28, 2002 was $159 million, down from $209 million at June 30, 2001. Backlog declined across all segments of our business and across all regions. Backlog is comprised of committed purchase orders for products and professional services deliverable within six to nine months, depending on the product family.

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

        Our overall gross profit margin increased to 43% in fiscal 2002 compared with 33% in fiscal 2001. Excluding the $63 million in revenue recognized from the Microsoft intellectual property agreement, gross margin was 40% for fiscal 2002. Gross margin improvements in fiscal 2002 are primarily attributable to decreases in manufacturing overhead expense in the second half of fiscal 2002 due to the closure of our manufacturing facility in Switzerland, the completion of the restructuring that was announced in the first quarter of fiscal 2002, and a better product mix. The restructuring included the closure of our manufacturing facility in Switzerland and the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin improvements in fiscal 2002 were offset slightly due to the change in SGI Japan's status during the second quarter of fiscal 2002 to a distribution model, which negatively affects gross margin. See "Impact of SGI Japan Transaction."

        Our overall gross profit margin increased to 33% in fiscal 2001 compared with 32% in pro forma fiscal 2000. Gross profit margin for fiscal 2001 includes a $19 million charge for inventory costs related to the discontinuation of the Pentium III processor-based product line. Without this charge, gross margin for fiscal 2001 would have been 34%. Gross margin for fiscal 2001 was affected by the limited availability of certain components in the first and second quarters of fiscal 2001 which affected shipping patterns and was a factor in causing a higher percentage of revenue to come from lower margin products.

        Fiscal 2000 gross profit margin includes certain adjustments related to our Silicon Graphics 320 and 540 visual workstations, including charges of approximately $46 million for third party manufacturing contract cancellations and purchase commitments and for excess product and demonstration inventory. Also, during fiscal 2000, we charged $21 million to cost of service revenue for future unrecoverable visual workstation support costs. In addition, we recorded a $15 million charge to cost of service revenue for estimated warranty related costs associated with the Cray T90™ supercomputer product line and $18 million for the write-down of excess spares. Without these adjustments, our gross profit margin for fiscal 2000 would have been 37%.

Operating Expenses

	Years ended			Pro forma year ended
	June 28, 2002	June 30, 2001	June 30, 2000	June 30, 2000
	($ in millions)
Research and development	$177	$236	$301	$253
% of total revenue	13%	13%	13%	12%
Selling, general and administrative	$450	$717	$785	$757
% of total revenue	34%	39%	34%	37%
Other	$44	$102	$103	$103
% of total revenue	3%	6%	4%	5%

        Our total fiscal 2002 operating expenses decreased $383 million or 36% compared with fiscal 2001. Fiscal 2002 operating expenses included $44 million of charges for restructuring and impairment costs. The significant decline in operating expenses year over year is due to an overall expense reduction program aimed at bringing expenses in line with lower revenue levels. Total fiscal 2001 operating expenses decreased $58 million or 5% compared with pro forma fiscal 2000. Fiscal 2001 operating expenses included $102 million of charges for restructuring and impairment and $18 million of charges as a result of the implementation of an Enterprise Resource Planning ("ERP") system and costs associated with a business reorganization. Pro forma fiscal 2000 operating expenses included a net charge of $103 million for estimated restructuring and impairment charges.

        Research and development    Fiscal 2002 research and development spending decreased $59 million or 25% compared with fiscal 2001. The fiscal 2002 decrease reflects overall reduction in headcount as a result of the continued restructuring of the company to align expenses with lower revenue levels. Research and development spending decreased $17 million or 7% in fiscal 2001 compared with pro forma fiscal 2000. The fiscal 2001 decrease reflects reductions in headcount as well as more concentrated research and development efforts.

        Selling, general and administrative    Fiscal 2002 selling, general and administrative expenses decreased $267 million or 37% compared with fiscal 2001. This decrease in operating expenses resulted primarily from lower headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. Selling, general and administrative expenses decreased $40 million or 5% in fiscal 2001 compared with pro forma fiscal 2000. The fiscal 2001 decrease reflects reduced headcount as a result of restructuring activities and attrition, significantly reduced commission and outside service expenses and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. The decrease was partially offset by the $18 million of charges as a result of the implementation of an ERP system and costs associated with a business reorganization.

        Other operating expense    Other operating expense for fiscal 2002 represents a charge for estimated restructuring of $46 million and charges of $12 million associated with the impairment of assets, partially offset by adjustments to previously recorded restructuring charges of $13 million. Other operating expense for fiscal 2001 represents a charge for estimated restructuring of $88 million and charges of $20 million associated with the impairment of assets, partially offset by adjustments to previously recorded restructuring charges of $6 million. Other operating expense for fiscal 2000 represents a net charge for estimated restructuring costs of $103 million. As a result of these restructuring actions, we anticipate cash outflows of $11 million through fiscal 2003 for severance and related charges and canceled contracts and $28 million through fiscal 2010 for facilities related expenditures, net of estimated sublease income. See Note 3 to the Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

        Interest Expense    Interest expense increased 16% in fiscal 2002 compared with fiscal 2001 and increased 4% in fiscal 2001 compared with fiscal 2000. The increase in interest expense in fiscal 2002 is primarily attributable to a full year of interest expense associated with our financing arrangement (see Note 12, "Financing Arrangement") and higher interest associated with the reset interest rate on the restructured Japan debt as compared with fiscal 2001 (see Note 6, "Sale of Interest in SGI Japan").

        Interest Income and Other, Net    Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for fiscal 2002 is primarily comprised of a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, partially offset by a charge of $24 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock, and a $4 million loss on the sale of a building recognized in the first quarter of fiscal 2002. Interest income and other, net for fiscal 2001 includes an $83 million write-off of a private investment, a $50 million gain on the sale of marketable investments, a $24 million gain related to the sale of the Cray product line, and an $8 million gain on the sale of corporate real estate. Significantly lower cash balances in fiscal 2001 compared with fiscal 2000 also contributed to a decrease in interest income.

Provision for Income Taxes

        Our net benefit for income taxes for fiscal 2002 totaled $36 million and arose principally from a change in the U.S. income tax laws that resulted in additional U.S. income tax refunds related to the operating results of fiscal 2001. Offsetting this federal income tax benefit are various provisions for income taxes payable in state and foreign jurisdictions. We did not recognize a benefit for our fiscal 2002 loss, since the resulting deferred tax asset does not meet the realizability criteria under SFAS No. 109.

        In fiscal 2001, we made a provision for income taxes totaling $27 million, which was comprised of federal, state, and foreign jurisdictional taxes currently payable. We did not recognize a benefit for our fiscal 2001 loss, since the resulting deferred tax asset does not meet the realizability criteria under SFAS No. 109.

        At June 28, 2002, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $782 million. Gross deferred tax assets are offset by a valuation allowance of $700 million and deferred tax liabilities of $84 million. The valuation allowance of $700 million includes $23 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 28, 2002, we had United States federal and foreign jurisdictional net operating loss carryforwards of approximately $1,068 million and $193 million, respectively. The federal losses will begin expiring in fiscal year 2007 and the foreign losses will begin expiring in fiscal year 2003. At June 28, 2002, we also had general business credit carryovers of approximately $37 million for United States federal tax purposes, which will begin expiring in fiscal year 2003.

Impact of SGI Japan Transaction

        During the second quarter of fiscal 2002, we sold a 60% equity interest in SGI Japan to NEC and NEC Soft. This transaction has affected our fiscal 2002 results in several ways. As a minority shareholder, we no longer consolidate the financial results of SGI Japan. We also recognize revenue based on the contractual distribution price of products sold to SGI Japan, which for the initial term of our distribution agreement is based on historical pricing. Gross margins are negatively affected by the shift to distributor pricing, which is lower than the price to ultimate customers, offset to some extent by the amortization of the deferred revenue of $10 million which was allocated to the fair value of the exclusive distribution agreement. This deferred revenue is being recognized as revenue over the three-year period beginning in the third quarter of fiscal 2002.

        The fourth quarter results we announced on July 23, 2002 also reflected the elimination of a $5 million restructuring accrual and a $7 million deferred tax valuation allowance, which were no longer required following our sale of the majority interest in SGI Japan. We have determined that these reversals are more appropriately recognized in our second quarter results, and accordingly, have adjusted Note 24 to the Consolidated Financial Statements, "Selected Quarterly Financial Data (unaudited)." The second quarter results are adjusted to reflect the following changes to our previously reported second quarter results: a $5.5 million decrease in each of other operating expense and operating loss, a $5.5 million increase in income before taxes, a $12.1 million increase in net income, a $0.07 increase in net income per basic share, and $0.05 increase in net income per diluted share. These adjustments have an offsetting impact on the previously announced fourth quarter of fiscal 2002 results. These adjustments did not affect our announced operating results (excluding restructuring) for any quarter, did not have a cash impact and did not change our full fiscal year 2002 results.

Financial Condition

        At June 28, 2002, cash and cash equivalents and marketable investments totaled $218 million compared with $126 million at June 30, 2001. Also, included in the balance sheet at June 28, 2002 and June 30, 2001 is approximately $45 million and $77 million, respectively, of restricted investments. Restricted investments at June 28, 2002 and June 30, 2001 consist of short and long-term investments pledged as collateral against bank credit facilities. The increase in cash and cash equivalents over prior year is a result of the company's continued focus on cash management, including a focus on account collections and inventory management. Additionally, cash has been supplemented by the sale of assets during the fiscal year, including the sale of a 60% interest in SGI Japan.

        Primarily as a result of net losses, operating activities used $13 million in cash for fiscal 2002, compared with using $282 and $76 million in fiscal 2001 and 2000, respectively. Operating cash flows for fiscal 2002 benefited from $63 million in one-time revenue from the Microsoft intellectual property agreement that was received in the first quarter. To present cash flows from operating activities, net loss for each of the past three years had to be adjusted for certain significant items. Fiscal 2002 net loss is adjusted to remove the impact of a gain of $64 million from the sale of the 60% interest in SGI Japan that is reflected as a cash flow from investing activities. Fiscal 2001 net loss is adjusted to remove the impact of a non-cash charge of $83 million for the write-off of an investment in a private company and a gain of $50 million on the sale of marketable investments that is reflected as a cash flow from investing activity. Included in fiscal 2000 adjustments is an increase of $369 million in our valuation allowance against our remaining deferred tax asset and a tax charge of $93 million related to repatriating accumulated foreign earnings. Partially offsetting these charges is a reduction of $67 million in previously provided income taxes related to certain exposures that were no longer necessary given the increase in the valuation allowance against our deferred tax assets.

        Investing activities, other than changes in our marketable and restricted investments, provided $78 million in cash during fiscal 2002. The principal investing activity during fiscal 2002 was the sale of a 60% interest in SGI Japan for proceeds of $91 million and the sale of corporate real estate and other assets for proceeds of $29 million. These proceeds were offset in part by capital expenditures totaling $28 million. Investing activities, other than changes in our marketable and restricted investments, provided $194 million in cash during fiscal 2001. The principal investing activity during fiscal 2001 was the sale of certain corporate real estate for total cash proceeds of $278 million. These proceeds were partially offset by capital expenditures, including capitalized costs associated with our global ERP system. Investing activities, other than changes in our marketable and restricted investments consumed $349 million in cash during fiscal 2000. The principal investing activity during fiscal 2000 was for the acquisition of capital equipment and our election to exercise an option to purchase five buildings on our Mountain View campus for approximately $125 million that had been held under an off-balance sheet financing arrangement. In addition, cash was reduced by $84 million in fiscal 2000 as result of the spin-off of MTI that is no longer included in our consolidated balance sheet.

        Financing activities over the past three years have included the issuance of common stock under employee stock purchase and option plans, the repurchase of common stock and the repayment of debt. The principal financing activity during fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland and the non-cash restructuring of the yen denominated debt from $50 million to $37 million in the second quarter in conjunction with the sale of a majority equity interest in SGI Japan.

        During the fourth quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $50 million of this line to secure letters of credit. The credit facility matures in April 2003, and we currently intend to renew or replace this facility at maturity. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a

$7 million cash deposit. From time to time, we also deposit additional cash, reflected in our restricted cash balances, to secure certain letters of credit or to address fluctuations within the quarter of eligible accounts receivable. The credit facility also contains financial and other covenants. We were not in compliance with the financial covenants in the fourth quarter of fiscal 2001 or the second, third and fourth quarters of fiscal 2002, which were waived by the lenders. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced it could have a significant impact on our working capital.

        We have incurred net losses and negative cash flows from operations during each of the past three fiscal years. Primarily as a result of substantial business restructuring and expense reductions, we reduced our net loss and cash consumed from operations significantly from fiscal 2001 to fiscal 2002. Through improved operational execution and the sale of non-core assets, we also improved our cash position substantially during fiscal 2002. At June 28, 2002, our principal sources of liquidity included unrestricted cash and marketable investments of $218 million, up from $126 million at June 30, 2001. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2003 operating plan will provide sufficient funding to enable the Company to meet its obligations during fiscal 2003. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses and improve working capital. The failure to achieve our objectives for fiscal 2003 revenue and operating results or significant changes in the terms of our relationships with key suppliers, could result in our not having adequate liquidity to manage our business.

        Future payments due under debt and lease obligations as of June 28, 2002 are as follows (in thousands):

Fiscal year ended	2003	2004	2005	2006	2007	Thereafter	Total
10% loan payable to SGI Japan due Dec 2004 (payable in quarterly installments)	$10,914	$16,773	$12,580	$—	$—	$—	40,267
5.25% Senior Convertible Notes due Sep 2004	—	—	230,591	—	—	—	230,591
6.125% Convertible Subordinated Debentures due Feb 2011	—	—	—	—	5,026	51,750	56,776
Non-cancelable operating leases	49,675	46,481	42,388	31,636	26,481	129,922	326,583

Total	$60,589	$63,254	$285,559	$31,636	$31,507	$181,672	$654,217

Critical Accounting Policies and Estimates

        SGI's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, warranty obligations, impairment of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management has discussed the development and selection of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For all these policies, we caution that future events often do not develop exactly as forecast, and that even the best estimates routinely require adjustment.

        Revenue Recognition    A majority of our revenue is derived from product sales which is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain of our revenue is generated from high performance systems that may include customer acceptance criteria and for which revenue is deferred until such acceptance is obtained. Our product revenue is derived from product sales that require estimates for sales returns and other allowances at the time of revenue recognition. These estimates are based on historical information, current economic trends and other factors. If the data used to calculate these estimates does not properly anticipate future returns and allowances, revenue could be misstated. To date, actual experience has been consistent with our estimates.

        Product Warranties    We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above.

        Bad Debt    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation for reasons such as a deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

        Manufacturing and Spares Inventory    We write down our inventory for estimated excess, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. At every balance sheet date, we perform an in depth excess and obsolete analysis of all manufacturing inventory parts on order and on hand based upon assumptions about future demand and current market conditions. For all spares inventory on hand, our analysis is based on assumptions about product life cycles, historical usage, current production status and installed base. Additional adjustments to inventory may be required if actual market conditions are less favorable than those projected by us during the analysis.

        Deferred Taxes    We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income over the next three years, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable.

        Restructuring    In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals.

        Loss Contingencies    We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgements about the outcome of pending lawsuits and potential actions by third parties including government agencies.

        Long-term Investments    We hold or have held investments in other companies which are accounted for under either the cost method or equity method of accounting and we monitor these investments for impairment on a periodic basis. Some of these companies are publicly traded and have volatile share prices, while many of these companies are not publicly traded and therefore the fair value may be difficult to determine. Many of our investments in non publicly traded companies represent emerging technology companies which are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon factors such as liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial health of and specific prospects for the company; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        Other Significant Accounting Policies    Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments, stock-based compensation and consolidation require difficult judgements on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 "Summary of Significant Accounting Policies" which discusses accounting policies that must be selected when there are acceptable alternatives.

Recent Accounting Pronouncements

        In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which eliminates the pooling-of-interest method and provides a single-method approach, the purchase method, for the accounting for all business combinations, as well as new criteria for recognition of intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS 141 which had no impact on our results of operations or financial position.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. We will adopt SFAS 142 on June 29, 2002 at which time, we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. We will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires us to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, we are required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. We must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires us to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we are required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than June 27, 2003. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of June 29, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. We have not yet completed our analysis to determine the impact, if any, on our financial results. At June 28, 2002, we had goodwill and intangible assets of $13 million subject to SFAS 142. Amortization expense for goodwill amounted to $1.5 million for the year ended June 28, 2002. The net impact on the 2003 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $1.5 million.

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

        In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Risks That Affect Our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

        Continuing Losses and Impact on Working Capital.    In recent years our continuing net losses, resulting mainly from declining revenues, have consumed cash resources, which we have offset to some extent through improved working capital management and the disposition of non-core assets. Operating activities consumed $13 million in cash during fiscal 2002, and at June 30, 2002 we had unrestricted cash and marketable investments of $218 million. We believe that the combination of our current resources and our planned results for fiscal 2003 will provide sufficient funding to allow us to meet our obligations during fiscal 2003. However, because our cash levels fluctuate significantly during quarters, and especially given the uncertainties of the present business climate, we will continue to focus on expense controls and working capital efficiencies to improve our liquidity. Because we have fewer opportunities than in the past to generate cash through the sales of non-core assets or other nonrecurring transactions, it will be especially important that we achieve our planned-for operating results, which will require that we reverse or at least reduce the rate of the revenue declines experienced in recent years. Failure to achieve our targets could cause significant changes in the terms on which we deal with our suppliers or could otherwise result in our having insufficient liquidity to manage our business.

        Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

        We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The credit facility matures in April 2003 and we currently intend to renew or replace this facility at maturity. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. From time to time, we also deposit additional cash, reflected in our restricted cash balances, to secure certain letters of credit or to address fluctuations within the quarter of eligible accounts receivable. The credit facility also contains financial and other covenants. We were not in compliance with the financial covenants in the fourth quarter of fiscal 2001 or the second, third and fourth quarters of fiscal 2002, which were waived by the lenders. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced it could have a significant impact on our working capital.

        Period To Period Fluctuations.    Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for large-scale server products. Over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions, or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

        The present uncertainty in the economy has impacted the timing of buying decisions of our customers. Unless and until the economic environment becomes more positive it will be difficult for us to experience growth in revenue.

        Our stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. The listing rules of the NYSE generally require that listed securities trade at a minimum per share price of $1.00 when averaged over a 30 day trading period. If the Common Stock price fails to rise above this minimum threshold and if SGI fails to take action, such as a reverse stock split, to address this issue, the Common Stock could be delisted from the exchange, which would impair the liquidity available to holders of the Common Stock.

        Product Development and Introduction.    Meeting our objectives for fiscal 2003 and beyond will require the timely development and introduction of successful new products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

        The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal and external manufacturing teams, outside suppliers of key components such as semiconductor and storage products and outsourced manufacturing partners. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that acceptance of our new systems will not be affected by delays in this process. As noted above, our ability to successfully attract and retain key technical, marketing and management personnel has a direct impact on our ability to maintain our product development timetables.

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

        Most products are upgraded during their product life cycle. The ability to upgrade products in a timely fashion is necessary to compete in the computer industry. Delays in introducing updates and upgrades can adversely affect acceptance and demand for our products.

        Dependence On Partners and Suppliers.    Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the addition of scalable servers based on Itanium 2 processors and the Linux operating system in the second half of this fiscal year, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

        Impact of Government Customers.    A significant portion of our revenue is derived from sales to the United States government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience.

        A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Robert Bishop, is not a U.S. citizen. However, these arrangements are subject to customer review and approval and periodic review by the Defense Security Service of the Department of Defense. Any disruption or limitation in our ability to do business with the United States government could have an adverse impact on SGI.

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

        Employees.    Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales, marketing and management personnel. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2002. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

        Competition.    The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers, processors that benchmark at higher peak performance and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

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

        Our exposure to interest rate risk relates primarily to our investment portfolio and our convertible subordinated notes. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in high quality money market instruments and debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three years.

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

        To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 28, 2002 and June 30, 2001. We computed the market values for foreign exchange risk based on spot rates in effect at June 28, 2002 and June 30, 2001. The market values that result from these computations are compared to the market values of these financial instruments at June 28, 2002 and June 30, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

        The results of the sensitivity analysis at June 28, 2002 and June 30, 2001 are as follows:

        Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would result in a decrease in the aggregate fair values of our financial instruments by $6 million and $3 million at June 28, 2002 and June 30, 2001, respectively. A percentage point increase in the levels of interest rates with all other variables held constant would result in an increase in the aggregate fair values of our financial instruments by $6 million and $3 million, respectively.

        Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of our financial instruments by $10 million and $13 million at June 28, 2002 and June 30, 2001, respectively. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $10 million at June 28, 2002 and $9 million at June 30, 2001.

        The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	27
Consolidated Statements of Operations	28
Consolidated Balance Sheets	29
Consolidated Statements of Cash Flows	30
Consolidated Statements of Stockholders' (Deficit) Equity	31
Notes to Consolidated Financial Statements	32
Financial Statement Schedule:
For each of the three fiscal years in the period ended June 28, 2002	•
Schedule II—Valuation and qualifying accounts	78

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

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 28, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended June 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 28, 2002 and June 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                                                                                            /s/ ERNST & YOUNG LLP

Palo Alto, California
July 23, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
	(In thousands, except per share amounts)
Revenue:
Product and other revenue	$856,719	$1,222,561	$1,688,859
Service revenue	484,666	631,900	642,275

Total revenue	1,341,385	1,854,461	2,331,134
Costs and expenses:
Cost of product and other revenue	464,405	738,436	962,309
Cost of discontinued product line	—	18,519	66,203
Cost of service revenue	306,007	490,758	475,013
Research and development	176,893	236,240	301,248
Selling, general and administrative	450,365	716,591	785,196
Other operating expense	44,476	102,052	102,861

Total costs and expenses	1,442,146	2,302,596	2,692,830

Operating loss	(100,761)	(448,135)	(361,696)
Interest expense	(22,959)	(19,807)	(18,980)
Interest income and other, net	41,461	1,787	(1,208)

Loss before income taxes	(82,259)	(466,155)	(381,884)
(Benefit) provision for income taxes	(35,936)	26,888	447,660

Net loss	$(46,323)	$(493,043)	$(829,544)

Net loss per share—basic and diluted	$(0.24)	$(2.59)	$(4.52)

Shares used in the calculation of net loss per share—basic and diluted	194,974	190,338	183,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	June 28, 2002	June 30, 2001
	(In thousands, except share and per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$213,302	$123,129
Short-term marketable investments	4,878	2,978
Short-term restricted investments	43,506	74,036
Accounts receivable, net of allowance for doubtful accounts of $12,548 in 2002; $20,068 in 2001	193,992	354,026
Inventories	109,410	205,152
Prepaid expenses	18,227	51,161
Other current assets	48,298	43,226

Total current assets	631,613	853,708
Restricted investments	1,183	2,817
Property and equipment, net of accumulated depreciation and amortization	160,282	268,944
Other assets	117,041	157,560

	$910,119	$1,283,029

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$92,326	$167,053
Accrued compensation	46,734	79,589
Income taxes payable	10,369	30,561
Other current liabilities	179,041	237,986
Deferred revenue	168,283	265,246
Current portion of restructuring charge	29,979	64,463
Current portion of long-term debt	10,216	50,694

Total current liabilities	536,948	895,592
Long-term debt	308,631	289,289
Other liabilities	119,181	123,431

Total liabilities	964,760	1,308,312
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value; issuable in series, 2,000,000 shares authorized; shares issued and outstanding: none in 2002 and 2001;	—	—
Common stock, $.001 par value, and additional paid-in capital; 500,000,000 shares authorized; shares issued: 199,762,254 in 2002; 192,434,545 in 2001;	1,450,829	1,442,867
Accumulated deficit	(1,466,181)	(1,340,085)
Treasury stock, at cost: 1,124,392 shares in 2002; 6,100,877 in 2001;	(17,096)	(105,190)
Accumulated other comprehensive loss	(22,193)	(22,875)

Total stockholders' deficit	(54,641)	(25,283)

	$910,119	$1,283,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(46,323)	$(493,043)	$(829,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148,920	119,895	151,703
Amortization	11,264	15,568	16,821
Gain on sale of 60% interest in SGI Japan	(63,723)	—	—
(Gain) loss on sale of Cray product line	—	(23,506)	7,693
Gain on sale of long-term investments	(1,713)	(49,561)	—
Gain on sale of corporate real estate	(3,573)	(11,529)	—
Loss on write-down of investments in private companies	6,158	83,129	—
Restructuring and impairment charges, net	44,476	102,051	102,861
Changes in deferred tax assets and liabilities	—	—	351,264
Other	10,634	(7,067)	15,745
Changes in operating assets and liabilities:
Accounts receivable	105,184	(6,511)	225,116
Inventories	52,812	(31,490)	(19,900)
Accounts payable	(55,327)	19,687	(40,781)
Accrued compensation	(32,855)	1,671	(25,982)
Deferred revenue	(69,949)	(27,526)	(15,509)
Other assets and liabilities	(118,757)	26,118	(15,352)

Total adjustments	33,551	210,929	753,679

Net cash used in operating activities	(12,772)	(282,114)	(75,865)
Cash Flows From Investing Activities:
Marketable investments:
Purchases	(2,125)	(1,178)	(43,982)
Maturities	225	4,470	154,831
Purchases of restricted investments	(448,984)	(500,830)	(322,915)
Proceeds from the maturities of restricted investments	481,147	445,947	290,733
Proceeds from the sale of interest in SGI Japan	90,705	—	—
Spin-off of interest in MIPS Technologies, Inc. ("MTI")	—	—	(84,358)
Proceeds from the sale of corporate real estate and other assets	29,400	278,186	—
Capital expenditures	(27,833)	(139,010)	(261,087)
(Increase) decrease in other assets	(14,304)	55,176	(3,991)

Net cash provided by (used in) investing activities	108,231	142,761	(270,769)
Cash Flows From Financing Activities:
Issuance of debt	44	93	2,988
Payments of debt principal	(13,877)	(5,150)	(16,541)
Sale of SGI common stock	8,547	16,120	65,826
Restricted investments used to purchase SGI common stock	—	104,439	—
Repurchase of SGI common stock	—	(104,439)	(24,420)
Cash dividends-preferred stock	—	(392)	(525)

Net cash (used in) provided by financing activities	(5,286)	10,671	27,328

Net increase (decrease) in cash and cash equivalents	90,173	(128,682)	(319,306)
Cash and cash equivalents at beginning of year	123,129	251,811	571,117

Cash and cash equivalents at end of year	$213,302	$123,129	$251,811

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Three years ended June 28, 2002
	Preferred Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	(In thousands)
Balance at June 30, 1999	$16,998	$1,421,028	$92,449	$(104,633)	$(1,643)	$1,424,199
Components of comprehensive loss:
Net loss	—	—	(829,544)	—	—	(829,544)
Currency translation adjustment	—	—	—	—	(7,947)	(7,947)
Change in unrealized gain on available-for-sale investments, net of tax of $18,065	—	—	—	—	30,817	30,817
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	(2,661)	(2,661)

Total comprehensive loss						(809,335)
Convertible preferred stock, Series A preferred dividends	—	—	(525)	—	—	(525)
Purchase (2,132 shares) and issuance (7,602 shares) of treasury stock under employee plans — net	—	6,235	(58,354)	83,175	—	31,056
Common stock issued by MTI	—	14,750	—	—	—	14,750
Spin-off of interest in MTI	—	(31,350)	(36,245)	—	—	(67,595)

Balance at June 30, 2000	16,998	1,410,663	(832,219)	(21,458)	18,566	592,550
Components of comprehensive loss:
Net loss	—	—	(493,043)	—	—	(493,043)
Currency translation adjustment	—	—	—	—	(11,653)	(11,653)
Change in unrealized gain on available-for-sale investments, net of tax of $(1,026)	—	—	—	—	(3,118)	(3,118)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	—	(30,053)	(30,053)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	3.383	3,383

Total comprehensive loss						(534,484)
Convertible preferred stock, Series A preferred dividends	—	—	(392)	—	—	(392)
Purchase (160,134 shares) and issuance (1,599,886 shares) of treasury stock and (6,538,671 shares) of common stock under employee plans—net	—	15,206	(14,431)	20,707	—	21,482
Purchase of 6,000,000 shares of treasury stock under equity forward arrangements	—	—	—	(104,439)	—	(104,439)
Conversion of preferred stock to common stock	(16,998)	16,998	—	—	—	—

Balance at June 30, 2001	—	1,442,867	(1,340,085)	(105,190)	(22,875)	(25,283)
Components of comprehensive income:
Net loss	—	—	(46,323)	—	—	(46,323)
Currency translation adjustment	—	—	—	—	901	901
Change in unrealized gain on available-for-sale investments, net of tax of $(66)	—	—	—	—	(165)	(165)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	—	2,637	2,637
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	(2,691)	(2,691)

Total comprehensive loss						(45,641)
Issuance (4,974,487 shares) of treasury stock under employee plans—net	—	2,106	(79,773)	88,094	—	10,427
Issuance (2,400,000 shares) of common stock for settlement of securities class action lawsuit	—	5,856	—	—	—	5,856

Balance at June 28, 2002	$—	$1,450,829	$(1,466,181)	$(17,096)	$(22,193)	$(54,641)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and the management of large-scale complex data. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy, and Media.

        Our products were manufactured in Wisconsin and Switzerland during fiscal 2002. During the first half of fiscal 2002, we consolidated our manufacturing operations with the closure of our manufacturing facility in Switzerland. We distribute our products through our direct sales force, as well as through indirect channels including resellers, distributors and system integrators. Product and other revenue consists primarily of revenue from computer system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts, as well as from delivery of professional services.

        We have incurred net losses and negative cash flows from operations during each of the past three fiscal years. Primarily as a result of net substantial business restructuring and expense reductions, we reduced our net loss and cash consumed from operations significantly from fiscal 2001 to fiscal 2002. Through improved operational execution and the sale of certain assets, we also improved our cash position substantially during fiscal 2002. At June 28, 2002, we had unrestricted cash and marketable investments of $218 million, net working capital of $95 million and stockholders' deficit of $55 million. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2003 operating plan will provide sufficient funding to enable the Company to meet its obligations during fiscal 2003. We are committed to the successful execution of our operating plan and business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses and improve working capital.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation and Principles of Consolidation    Beginning in fiscal 2002, SGI changed to a 52–53 week fiscal year ending on the last Friday in June. For fiscal 2002, the fiscal year ended on June 28. For prior years, the fiscal year ended on June 30. The consolidated financial statements include the accounts of SGI and our wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Foreign Currency Translation    Historically, the functional currency of a majority of our foreign subsidiaries' was their local currency and, at the end of every period, their financial statements were translated to the U.S. dollar at the rates of exchange in effect at the end of the period with the resulting translation adjustments recorded directly to accumulated comprehensive income, a separate component of stockholders' (deficit) equity. Effective December 29, 2001, we changed the functional currency of all but a few of our foreign subsidiaries from their respective local currency to the U.S. dollar due to the subsidiaries' operations becoming less self-contained and more integrated within our U.S. business. Accordingly, with the U.S. dollar as the functional currency for most of our subsidiaries, foreign currency assets and liabilities are remeasured into the U.S. dollar at end-of-period exchange rates, except for inventory, property, plant and equipment and certain other assets, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net income or loss. For the year ended June 28, 2002, Currency transaction gains or losses are recognized in interest income and other, net and, net of hedging gains or losses, were not significant to our operating results.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

        Cash Equivalents and Marketable and Restricted Investments    Cash equivalents consist of high quality money market instruments and high quality debt securities with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high quality money market instruments and high quality debt securities with maturities of one year or less, and are stated at fair value. Other marketable investments consist primarily of high quality debt securities with maturities greater than one year and less than two years, and are stated at fair value. At June 28, 2002 and June 30, 2001, all our cash equivalents and marketable investments are classified as available-for-sale. At June 28, 2002 and June 30, 2001, all our restricted investments are classified as available-for-sale but are pledged as collateral against bank credit facilities. Restricted investments are held in SGI's or its subsidiaries name by major financial institutions.

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

        For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive (loss) income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period.

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

        Inventories    Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at cost less depreciation generally based on an 18-month life.

        Property and Equipment    Property and equipment is stated at cost, and depreciation is computed using the straight-line method. Useful lives of two to five years are used for machinery and equipment and furniture and fixtures; leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Our buildings are depreciated over twenty-five to forty years and improvements over five to fifteen years.

        Other Assets    Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives ranging from two to five years and investments in certain technology companies that are carried at either market value or the lower of cost or market depending on whether the company is publicly traded. Also included in other assets is goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991 which, prior to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," beginning in fiscal 2003, was being amortized on a straight-line basis over a period of 20 years.

        Revenue Recognition    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain of our product sales are accounted for as multiple-element arrangements when the elements represent a separate earnings process and the fair values are determinable. We recognize product revenue upon shipment and transfer of title. If we have an obligation to install our product, the fair value of the installation effort is recognized when the installation service is completed. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue (net of allowances) upon acceptance by the customer or independent distributor.

        We recognize operating system software fees when we ship the product, provided that we have no additional significant performance or future obligations. We recognize application software fees when we have delivered the product, provided that we have no additional significant performance or future obligations.

        We recognize royalty revenue, under technology agreements, in the quarter in which we receive a report from a licensee detailing the shipments of products incorporating our intellectual property components. We recognize engineering services, which are performed on a best efforts basis, as revenue when we have completed the defined statement of work milestones, and in specific cases where contracts or statements of work have required customer notice of acceptance conditions, appropriate acceptance notification is received prior to recognizing those revenues and the milestone payment is probable of collection.

        Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term.

        Shipping and Handling Costs    Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as revenues.

        Product Warranty    We provide at the time of sale for the estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX systems and up to three years on Windows NT systems.

        Advertising Costs    We account for advertising costs as expense in the period in which they are incurred. Advertising expense for fiscal years 2002, 2001 and 2000 was $4 million, $30 million and $25 million, respectively.

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

        Long Lived Assets    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we review long-lived assets, including property and equipment, acquired technology rights, goodwill, and other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Long lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or a significant decline in projected future cash flow for an operating segment. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of such assets. Long lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Capitalized Software    In accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Internal use software costs capitalized during fiscal 2002 and fiscal 2001 relating to our global ERP system amounted to $5 million and $17 million, respectively. Capitalized costs are included in property and equipment (see Note 10, "Property and Equipment") and are amortized over periods ranging from 3 to 5 years.

        Reclassifications    We have reclassified certain prior year amounts on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to conform to the current year presentation.

        Recent Accounting Pronouncements    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling-of-interest method and provides a single-method approach, the purchase method, for the accounting for all business combinations, as well as new criteria for recognition of intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Our adoption of SFAS 141 had no impact on our results of operations or financial position.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. We will adopt SFAS 142 on June 29, 2002, at which time we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. We will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires us to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, we are required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. We must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires us to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we are required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than June 27, 2003. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of June 29, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. We have not yet completed our analysis to determine the impact, if any, on our financial results. At June 28, 2002, we had goodwill and intangible assets of $13 million subject to SFAS 142. Amortization expense for goodwill and intangible assets amounted to $1.5 million for the year ended June 28, 2002. The net impact on the 2003 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $1.5 million.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). We will adopt SFAS 144 as of June 29, 2002 and do not believe such adoption will have a material impact on our results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Note 3. Other Operating Expense

        Other operating expense is as follows (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Restructuring and impairment charges	$44,476	$102,052	$102,861

        Restructuring    In the first quarter of fiscal 2000, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with prevailing revenue levels and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below). This restructuring program included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 2001 operating plan. This restructuring program covered virtually all aspects of our products, operations and processes. The fiscal 2000 actions resulted in the elimination of approximately 1,100 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Severance payments and related charges of $66 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services.

        Fiscal 2000 restructuring actions also were comprised of vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and incurring $7 million in exit costs, including costs to restore facilities to original condition.

        During fiscal 2000, we reduced our estimate of the total costs associated with fiscal 1998 restructuring actions by $7 million. The adjustment primarily reflects lower than estimated severance and related charges attributable to higher than expected attrition, as well as lower per person costs. To a lesser extent, we also adjusted estimated costs of contract cancellations, operating asset impairment charges and exiting certain facilities.

        During the second through fourth quarters of fiscal 2000, we also lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative adjustment of approximately $37 million was recorded in fiscal 2000. The adjustment primarily reflects far more favorable settlements of lease obligations attributable to extremely high demand at that time for facilities in Mountain View, California. It also reflected our new approach to structuring our field organization. The adjustment further reflects lower than estimated severance and related charges attributable to higher than expected attrition and lower per person costs. Estimated costs of contract cancellations were also adjusted due to favorable settlements. The remaining fiscal 2000 accrual balance of approximately $4 million is expected to result in cash expenditures through fiscal 2006 for facilities related expenditures.

        During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. As of March 31, 2001, all estimated positions were eliminated and all severance-related charges were paid in relation to the fiscal 2000 restructuring.

        During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses and restoring long-term profitability to SGI. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which were eliminated as of March 29, 2002. Severance payments and related charges of $45 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $5 million. The adjustment primarily reflected lower than estimated severance and related costs primarily due to the sale of our 60% interest in SGI Japan which resulted in a smaller headcount reduction than originally anticipated. The remaining fiscal 2001 accrual balance of approximately $22 million at June 28, 2002 is expected to result in cash expenditures through fiscal 2010 for facilities related expenditures.

        During fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions. Severance payments and related charges of $37 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. Our plans include vacating approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimate this will require ongoing lease payments of $5 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which was completed in December 2001 (see "Impairment" below). During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2002 restructuring activities and recorded an adjustment of $1 million, which reflected lower than estimated severance and related costs. The remaining fiscal 2002 restructuring accrual balance of approximately $12 million at June 28, 2002 is expected to result in cash expenditures through fiscal 2003 for severance and related charges and through fiscal 2007 for facilities related expenditures.

        We expect further reductions in force as well as facility charges in fiscal 2003, the majority of which will be accrued for in the first half of fiscal 2003. See Note 23 "Subsequent Event (unaudited)" for further information.

        Impairment    Fiscal 2000 impairment actions were comprised of operating asset write downs of $27 million for fixed assets and evaluation units, prepaid license agreements and other intangible assets associated with the end of life of our Silicon Graphics 320 and Silicon Graphics 540 visual workstations and certain high-end graphics development projects that were canceled. In addition, an impairment charge of $11 million was recorded for the abandonment of leasehold and other fixed assets associated with the facility closures.

        As a result of the fiscal 2001 restructuring activities described above, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the Pentium III product line. In addition, we also recorded approximately $4 million in impairments for internally developed software projects that were discontinued in fiscal 2002 as a result of the functionality provided by the new ERP system. The fair value and remaining carrying value of all of these assets at June 30, 2001 was immaterial.

        As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $12 million of fixed assets held for disposal which includes a $7 million write-down for our Switzerland manufacturing facility that was closed during the second quarter.

        The following table depicts the restructuring and impairment activity in fiscal 2002, 2001 and 2000 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other	Impairment Charges	Total
Balance at June 30, 1999	$5,218	$—	$1,049	$2,166	$—	$8,433
Additions—fiscal 2000 restructuring and impairment	65,820	8,468	32,509	—	37,741	144,538
Adjustments: decrease	(13,010)	(3,285)	(18,829)	(2,166)	—	(37,290)
Expenditures:
Cash	(54,763)	(5,183)	(8,289)	—	—	(68,235)
Non-cash	—	—	—	—	(37,741)	(37,741)
Balance at June 30, 2000	$3,265	$—	$6,440	$—	$—	$9,705
Additions—fiscal 2001 restructuring and impairment	45,136	1,923	41,490	—	19,724	108,273
Adjustments:
Increase	—	—	3,619	—	—	3,619
(decrease)	(2,590)	—	(3,631)	—	—	(6,221)
Expenditures:
Cash	(9,428)	(706)	(3,880)	—	—	(14,014)
Non-cash	(233)	—	(756)	—	(19,724)	(20,713)
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$—	$80,649
Additions—fiscal 2002 restructuring and impairment	37,440	3,224	4,899	—	11,515	57,078
Adjustments:
Increase	—	—	—	—	—	—
(decrease)	(6,430)	—	(6,172)	—	—	(12,602)
Expenditures:
Cash	(57,982)	(3,023)	(20,438)	—	—	(81,443)
Non-cash	—	—	6,172	—	(11,515)	(5,343)
Balance at June 28, 2002	$9,178	$1,418	$27,743	$—	$—	$38,339

Note 4. Loss Per Share

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
	(in thousands, except per share amounts)
Net loss	$(46,323)	$(493,043)	$(829,544)
Less preferred stock dividends	—	(392)	(525)

Net loss available to common stockholders	$(46,323)	$(493,435)	$(830,069)

Weighted average shares outstanding—basic and diluted	194,974	190,338	183,528

Net loss per share—basic and diluted	$(0.24)	$(2.59)	$(4.52)

Potentially dilutive securities excluded from computations because they are anti-dilutive	18,090	8,643	10,244

Note 5. Financial Instruments

        Cash Equivalents and Marketable and Restricted Investments    The following table summarizes by major security type the fair value of SGI's cash equivalents and marketable and restricted investments at June 28, 2002 and June 30, 2001 (in thousands):

	2002	2001
Money market funds	$122,442	$68,465
Certificates of deposit and time deposits	48,840	79,014
U.S. commercial paper	2,735	817

Total	174,017	148,296
Less amounts classified as cash equivalents	(124,450)	(68,465)

Total marketable and restricted investments	$49,567	$79,831

        Gross realized gains and losses on sales and unrealized gains and losses on our available-for-sale securities were not significant in fiscal 2002, 2001 or 2000.

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

        Cash Flow Hedges    Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The amount in accumulated Other Comprehensive Income as of June 28, 2002 will be reclassified to operations within the next twelve months.

        Accumulated Derivative Gains or Losses    The following table summarizes activity in Other Comprehensive (Loss) Income related to derivatives classified as cash flow hedges held by us during the period from July through June of the following fiscal periods (in thousands):

	2002	2001
Opening balance	$722	$(2,661)
Reclassified into earnings from other comprehensive (loss) income, net	1,470	(7,251)
Changes in fair value of derivatives, net	(4,161)	10,634

Unrealized (loss) gain on derivative instruments included in other comprehensive (loss) income	$(1,969)	$722

        The effect on earnings for the fiscal periods presented relating to the ineffectiveness of hedging activities was not material.

        Fair Value of Financial Instruments    The carrying amounts and estimated fair values of SGI's financial instruments at June 28, 2002 and June 30, 2001 are summarized as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$213,302	$213,302	$123,129	$123,129
Marketable investments	49,567	49,567	79,831	79,831
Debt instruments	318,847	220,435	339,983	181,284
Currency forward contracts	62	62	626	626
Currency options	(1,698)	(1,698)	402	402

Note 6. Sale of Interest in SGI Japan

        On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of SGI Japan, Ltd. for an aggregate purchase price of 11.5 billion Japanese yen, yielding approximately $91 million in net proceeds. The net proceeds exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $68 million. The total gain in this transaction, after recognition of the debt reduction (see below) and transaction-related costs, is approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. The remaining $10 million has been recorded as deferred revenue and will be recognized as revenue over three years as we fulfill product orders from SGI Japan under a long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Also as part of this transaction, SGI's current yen-denominated debt held by a financial institution, which would have otherwise matured in December 2001, was restructured and is now owed to SGI Japan, maturing in quarterly installments from September 2002 through December 2004. The result of this debt restructuring was to reduce the outstanding balance at December 28, 2001 from $50 million to $37 million (See Note 13, "Long Term Debt"). SGI's debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan's results in its financial statements but instead records its proportionate share of SGI Japan's earnings as non-operating income in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock." Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a quarter lag. At June 28, 2002, we have a net investment in SGI Japan of approximately $15.7 million recorded in other assets and have recorded approximately $0.4 million in income from this equity investment.

        The following is a summary of the assets and liabilities of SGI Japan that were removed from our consolidated financial statements at November 10, 2001 (in millions):

Cash	$3.0
Accounts receivable, net	51.2
Inventories, net	11.9
Prepaid expenses and other current assets	16.4
Property and equipment, net	2.3
Spare parts	9.2
Other assets	15.5
Accounts payable	(21.8)
Accrued compensation	(8.6)
Deferred revenue	(31.6)
Other current liabilities	(9.1)
Other liabilities	(0.2)

$38.2

Note 7. Sale of Cray Product Line

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

$37.9

        During fiscal 2001, we received the remaining $24 million of cash in accordance with the sales agreement, and recognized a pre-tax non-operating gain of that amount in the period. We also sold 400,000 Tera shares (now called "Cray Inc.") for gross proceeds of $1 million, recognizing a loss of approximately $2 million. During fiscal 2002, we sold the remaining 600,000 shares of Cray Inc. for gross proceeds of approximately $1 million, recognizing a loss of approximately $3 million.

Note 8. MIPS Technologies, Inc.

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

Note 9. Concentration of Credit and Other Risks

        Credit Risk    Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash, investments, currency forward contracts and trade receivables. We place our investments and transact our currency forward contracts with high-credit-quality counter-parties and, by policy, limit the amount of credit exposure to any one counter-party. The credit risk on receivables due from counter-parties related to currency forward contracts is immaterial at June 28, 2002 and June 30, 2001. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

        Production    Most of our products incorporate components that are available from only one or from a limited number of suppliers. Many of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. If we were unable to procure certain such components or sustain our outsourced production capacity, it could affect our ability to meet demand for our products that would have an adverse effect upon our results.

        International Operations    We derive slightly more than one-third of our revenue from sales outside the United States. Therefore, our results would be minimally affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

        Export Compliance    Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The U.S. Departments of Commerce and Justice are currently conducting civil and criminal investigations into SGI's compliance with the export regulations in connection with several export sales to Tier 3 countries. We have agreed to waivers of the statutes of limitations for these matters and are currently in discussion with the authorities concerning a potential resolution. We believe that these matters will be resolved without a significant adverse effect on our business. There is no assurance, however, that we will reach an acceptable resolution or that the ultimate result would not impair the conduct of our business with the U.S. government or our sales outside the United States. Our international sales would also be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. The Swiss authorities are also investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed during the second quarter of fiscal 2002. We believe that these matters will be resolved without a significant adverse effect on our business.

Note 10. Consolidated Financial Statement Details

Inventories

        Inventories at June 28, 2002 and June 30, 2001 are as follows (in thousands):

	2002	2001
Components and subassemblies	$70,497	$85,383
Work-in-process	19,442	32,171
Finished goods	8,682	40,092
Demonstration systems	10,789	47,506

Total inventories	$109,410	$205,152

Property and Equipment

        Property and equipment at June 28, 2002 and June 30, 2001 are as follows (in thousands):

	2002	2001
Land and buildings	$90,416	$113,115
Machinery and equipment (including capitalized software)	457,414	510,772
Furniture and fixtures	47,807	84,313
Leasehold improvements	45,299	73,055

	640,936	781,255
Accumulated depreciation and amortization	(480,654)	(512,311)

Net property and equipment	$160,282	$268,944

        In December 2000, we completed the sale and leaseback transaction of a portion of our corporate real estate holdings in Mountain View, California for approximately $236 million. As part of the transaction, we leased back specific buildings on our current campus over periods ranging from 2 to 12 years. All of the leases involved in this transaction are classified as operating leases. As a result of the transaction, we will recognize an overall gain of approximately $63 million, of which $10 million and $11 million has been recognized during fiscal 2002 and fiscal 2001, respectively. The remaining deferred gain of $42 million will be recognized over the terms of the respective leases and will be recorded as an offset to rent expense. Under the terms of this sale-leaseback arrangement, we are required to provide the lessor with letters of credit amounting to $38 million at June 28, 2002. We initially collateralized these letters of credit by way of restricted cash deposits with a financial institution. We entered into a line of credit arrangement that allows us to utilize these otherwise restricted amounts. This line of credit arrangement is further discussed at Note 12.

Note 11. Other Assets

        Other assets at June 28, 2002 and June 30, 2001 are as follows (in thousands):

	2002	2001
Spare parts	$55,548	$80,044
Investments	20,628	12,841
Software licenses, goodwill and other, net of accumulated amortization of $71,466 in 2002 and $83,836 in 2001	40,865	64,675

	$117,041	$157,560

Note 12. Financing Arrangement

        During the fourth quarter of fiscal 2001, we obtained an asset-based credit facility. Available credit is determined monthly based on 85% of eligible accounts receivable, up to a maximum of $75 million. To date, we have used $50 million of this line to secure letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (5.0% at June 28, 2002, 7.0% at June 30, 2001) for cash advances and at 3.25% for letters of credit. The credit facility matures in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. From time to time, we also deposit additional cash, reflected in our restricted cash balances, to secure certain letters of credit or to address fluctuations within the quarter or eligible accounts receivable. The credit facility also contains financial and other covenants. We were not in compliance with the financial covenants in the fourth quarter of fiscal 2001, or the second, third and fourth quarters of fiscal 2002, which have been waived by the lenders. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced, it could have a significant impact on our working capital.

Note 13. Long-Term Debt

        Long-term debt at June 28, 2002 and June 30, 2001 is as follows (in thousands):

	2002	2001
Senior Convertible Notes due September 2004 at 5.25%	$230,591	$230,591
Convertible Subordinated Debentures due February 2011 at 6.125%, net of unamortized discount of $8,825 ($9,493 in 2001)	47,951	47,283
Swiss Franc mortgage due June 2017 at 1.70% in 2001	—	12,207
Japanese Yen fixed rate loan due in quarterly installments through December 2004 at 10.00% (1)	40,267	—
Japanese Yen fixed rate loan due December 2001 at 2.06%	—	48,325
Other	38	1,577

	318,847	339,983
Less amounts due within one year	(10,216)	(50,694)

Amounts due after one year	$308,631	$289,289

(1)
The Japanese yen fixed rate loan of approximately 4.8 billion yen was converted at a rate of 119.24 yen per U.S. dollar.

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

        In connection with the fiscal 1996 acquisition of Cray Research, SGI assumed the Convertible Subordinated Debentures. These debentures are convertible into SGI's common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100%. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for the years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for the years 2003 through 2006. Remaining annual sinking fund payments of $6 million each are scheduled from 2007 to 2010 with a final maturity payment of $35 million in 2011.

        As a result of our sale of a 60% interest in SGI Japan (Note 6, "Sale of Interest in SGI Japan"), SGI's current yen-denominated debt held by a financial institution, which would have otherwise matured in December 2001, was restructured and is now owed to SGI Japan, maturing in quarterly installments from September 2002 through December 2004. The result of this debt restructuring was to reduce the outstanding balance at December 28, 2001 from $50 million to $37 million. SGI's debt is collateralized by its remaining ownership interest in SGI Japan.

        Principal maturities of long-term debt at June 28, 2002 are as follows (in millions): 2003—$11; 2004—$17; 2005—$243; 2006—$0; 2007—$5 and $52 thereafter.

Note 14. Leasing Arrangements as Lessee

        We lease certain of our facilities and some of our equipment under non-cancelable operating lease arrangements.

        Future minimum annual lease payments under operating leases at June 28, 2002 are as follows (in millions): 2003—$50; 2004—$46; 2005—$42; 2006—$32; 2007—$26, and thereafter- $130. Included in these lease payments are amounts related to restructuring activities at June 28, 2002 as follows: 2003—$9; 2004—$7; 2005—$6; 2006—$3; 2007—$1; and thereafter—$1. Future sublease and rental income as of June 28, 2002 are as follows (in millions): 2003—$5; 2004—$4; 2005—$4; and 2006—$1.

        Aggregate operating lease rent expense in fiscal 2002, 2001 and 2000 was (in millions) $45, $53 and $57, respectively. Included in fiscal 2002 and 2001 rent expense is an offset of $6 and $4 million, respectively, which relates to our recognition of a portion of our deferred gain on the sales leaseback transaction (See Note 10).

        On August 4, 1999, pursuant to one of our lease agreements, as amended, we exercised our option to purchase five buildings on our Mountain View campus for a purchase price of approximately $125 million. The purchase of these buildings was completed in September 1999.

Note 15. Stockholders' Equity

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

        Stock Award Plans    We have various stock award plans which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees and certain other persons who provide consulting or advisory services to SGI. The board of directors determines the exercise price of incentive and nonstatutory stock option grants and restricted stock awards. Nonstatutory stock options with an exercise price of no less than the fair market value on the date of grant are granted to new hires and other employees. Incentive stock options with an exercise price of no less than the fair market value on the date of grant are offered to executives only. There were no discounted stock options or restricted stock awards granted during fiscal 2002. Four executives received an extension on option vesting and exercisability according to termination contracts. A portion of one executive's restricted stock award was allowed to vest and was released at the scheduled vest date according to a termination contract. The modifications to these options and awards did not result in any significant stock-based compensation expense. Under the plans, options and restricted stock generally vest over a fifty-month period from the date of grant, however, the fiscal 2002 renewal grants vest over a 25-month period.

        In October 2001, each eligible director was granted an option to purchase an additional 20,000 shares of common stock and new board members received their initial grant of 50,000 shares each. All director options were granted with an exercise price equal to the fair market value on the grant date. They will vest in annual installments over a two-year period and expire in five years.

        At the end of fiscal 2002, 2001 and 2000, there were 16,362,551, 14,641,134 and 20,905,393 options, respectively, available for grant.

        At the end of fiscal 2002, 2001 and 2000, there were 175,408, 1,146,024 and 467,878 shares of restricted stock, respectively, subject to repurchase.

        Activity under all of the stock award plans during fiscal 2002, 2001 and 2000 was as follows:

	2002		2001		2000
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Balance at beginning of fiscal year	33,222,585	$5.09	23,827,668	$6.78	30,615,342	$13.15
Options granted	13,044,170	$0.87	19,734,021	$3.62	38,267,284	$7.79
Options exercised	(1,273,554)	$1.56	(1,563,748)	$0.92	(2,432,670)	$7.99
Options forfeited	—	—	—	—	(24,555,131)	$11.22
Options canceled	(10,573,612)	$4.71	(8,775,356)	$7.14	(18,067,157)	$13.51

Balance at end of fiscal year	34,419,589	$3.73	33,222,585	$5.08	23,827,668	$6.78

Exercisable at end of fiscal year	23,306,452	$4.44	18,827,210	$5.57	12,923,200	$7.34

        Additional information about options outstanding at June 28, 2002 is as follows:

	Options Outstanding
				Options Exercisable
			Weighted Average Contractual Life (years)
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$0.42–$2.10	10,433,007	$0.64	8.94	4,111,616	$0.69
$2.12–$4.60	12,862,448	$3.44	8.14	9,520,745	$3.48
$4.81–$6.12	8,187,757	$5.89	6.20	7,195,599	$5.89
$6.18–$37.49	2,936,377	$9.96	5.46	2,478,492	$10.09

$0.42–$37.49	34,419,589	$3.73	7.69	23,306,452	$4.44

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

        At June 28, 2002, we had issued a total of 16,269,358 shares over the life of the Plan, 3,967,554 shares during fiscal 2002, and we have reserved 6,124 shares for future issuance under the plan. Both scheduled purchases during fiscal 2002 were pro-rated; employees used 56% and 65%, respectively, of their payroll contributions toward purchasing shares and the remainder of their contribution was returned to them. At July 1, 2002 we increased the Plan under the evergreen provision resulting in 4,006,664 shares for future issuance. This is the last authorized increase available under this Plan.

        Grant Date Fair Values    The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2002, 2001 and 2000 was $0.5530, $2.06 and $4.40 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2002, 2001 and 2000 was $0.87, $3.59 and $10.48 per share, respectively. There were no employee stock options granted at below grant date market prices during fiscal 2002 or 2001. The weighted average estimated fair value of employee stock options that were granted at below grant date market prices during fiscal 2000 was $6.44 per share. The weighted average exercise price of employee stock options granted at below grant date market prices during fiscal 2000 was $5.29. The weighted average fair value of restricted stock granted during fiscal 2001 and 2000 was $4.46 and $9.00 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 2002, 2001 and 2000 was $1.16, $1.59 and $2.69 per share, respectively.

        We estimated the weighted-average fair value of options granted at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal 2002, 2001 and 2000:

	Employee Stock Options			Stock Purchase Plan Shares
	2002	2001	2000	2002	2001	2000
Expected life (in years)	1.3	1.4	1.5	0.5	0.4	0.5
Risk-free interest rate	3.00%	5.10%	5.57%	1.27%	5.22%	5.45%
Volatility	1.02	0.81	0.79	1.3	0.93	0.78
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

        Pro Forma Information    We have elected to follow APB 25 in accounting for our employee stock options. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock options is less than the market price of the underlying stock on the grant date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 for fiscal 2002, 2001 and 2000 was $2 million, $6 million and $7 million, respectively.

        We determined the following pro forma information regarding net loss and loss per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods. The pro forma information is as follows (in thousands, except per share amounts):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Pro forma net loss	$(59,687)	$(542,976)	$(880,868)
Pro forma net loss per share:
Basic and diluted	$(0.31)	$(2.85)	$(4.80)

        Stock Repurchase Program    During fiscal 1996, our board of directors authorized a program to repurchase up to 27.5 million shares of our common stock in open market or in private transactions, option or other forward transactions and other potential methods. We have repurchased 27,396,400 shares of common stock at a cost of $439 million since commencement of the repurchase program. During fiscal 2001, we settled our remaining equity forward instrument under which we were committed to repurchase an aggregate of 6.0 million shares of common stock at an aggregate cost of $104 million. We recorded the proceeds received from the sale of equity instruments and amounts paid upon the purchase of equity instruments as a component of stockholders' (deficit) equity. Subsequent changes in the fair value of the equity instrument contracts were not recognized. We had the ability to determine whether the contracts were settled in cash or stock.

        Common Stock Reserved    We have reserved in the aggregate 64,575,128 shares of common stock issuable upon conversion of the Senior Notes and Convertible Subordinated Debentures, as well as shares issuable under our stock award and purchase plans.

Note 16. Comprehensive Loss

        The components of accumulated other comprehensive loss, net of tax, are as follow (in thousands):

	Years ended
	June 28, 2002	June 30, 2001
Unrealized loss on available-for-sale investments	$—	$(2,472)
Unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(1,969)	722
Foreign currency translation adjustments	(20,224)	(21,125)

Accumulated other comprehensive loss	$(22,193)	$(22,875)

Note 17. Income Taxes

        The components of loss before income taxes are as follows (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
United States	$(164,422)	$(341,479)	$(367,033)
International	82,163	(124,676)	(14,851)

	$(82,259)	$(466,155)	$(381,884)

        The (benefit from) provision for income taxes consists of the following (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Federal:
Current	$(40,654)	$6,111	$(33,528)
Deferred	—	—	352,757
State:
Current	2,635	1,300	3,821
Deferred	—	—	58,260
Foreign:
Current	314	19,477	29,492
Deferred	1,769	—	36,858

	$(35,936)	$26,888	$447,660

        The (benefit from) provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to income(loss) before income taxes as follows (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Tax at U.S. federal statutory rate	$(28,791)	$(163,154)	$(133,659)
State taxes, net of federal tax benefit	1,713	845	40,353
Effect of change in investment policy with respect to undistributed earnings of certain foreign affiliates	—	—	92,972
Net operating loss with no tax benefit	27,985	162,352	152,202
Change in U.S. federal tax law	(42,083)	—	—
Foreign tax credits with no tax benefit	2,083	19,477	25,868
Increase (reduction) in tax contingencies	—	—	(67,000)
Valuation allowance on net deferred tax assets	—	—	329,965
Other	3,157	7,368	6,959

(Benefit from) provision for income taxes	$(35,936)	$26,888	$447,660

        As a result of the enactment of the Job Creation and Worker Assistance Act of 2002, which provided for additional U.S. federal operating loss carryback claims from the year ended June 30, 2001, we recognized additional tax benefits of approximately $42 million in the third quarter of the year ended June 28, 2002.

        During the fourth quarter of the year ended June 30, 2000, we changed our intention to permanently invest accumulated earnings attributable to certain foreign affiliates which manufacture in foreign jurisdictions. The effect of this change in investment policy resulted in a provision for deferred U.S. and foreign income taxes of approximately $93 million. During the fourth quarter of the year ended June 28, 2002, we changed our intention to permanently invest accumulated earnings attributable to certain foreign sales affiliates. The effect of this change in investment policy resulted in a provision for deferred foreign income taxes of approximately $2 million.

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

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 28, 2002 and June 30, 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$504,895	$559,044
General business credit carryforwards	54,330	63,000
Inventory valuation	42,246	49,245
Reserves not currently deductible	34,106	47,329
Other	146,285	201,116

Subtotal	781,862	919,734
Valuation allowance	(699,950)	(826,893)

Total deferred tax assets	81,912	92,841

Deferred tax liabilities:
Foreign taxes on unremitted foreign earnings, net of related U.S. tax liability	23,733	52,727
Intercompany eliminations	59,214	39,720
Other	734	394

Total deferred tax liabilities	83,681	92,841

Total	$(1,769)	$—

        At June 28, 2002, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $782 million. Gross deferred tax assets are offset by a valuation allowance of $700 million and deferred tax liabilities of $84 million. The valuation allowance of $700 million includes $23 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 28, 2002, we had United States federal and foreign jurisdictional net operating loss carryforwards of approximately $1,068 million and $193 million, respectively. The federal losses will begin expiring in fiscal year 2007 and the foreign losses will begin expiring in fiscal year 2003. At June 28, 2002, we also had general business credit carryovers of approximately $37 million for United States federal tax purposes, which will begin expiring in fiscal year 2003.

Note 18. Segment Information

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and the management of large-scale complex data. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center™ immersive visualization centers, customer support and education. These products are services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

        The Server segment's current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment's current visualization systems include the SGI® Onyx® 300 and the SGI® Onyx® 3000 family of graphics systems. The Server segment's current high-performance servers include the SGI® Origin® 300 servers and the Origin® 3000 family of high-performance servers. During the second quarter of fiscal 2002, we announced the end of production of the Silicon Graphics® Onyx2®, the SGI® Origin® 200 and the Origin® 2000 systems. These systems are now only available through our Remanufactured Products Division. The server segment's current key storage product offerings include the SGI® TP900, SGI® TP9100 and SGI® TP9400. Fiscal 2000 results include the Cray product line that was sold to Cray Inc., formerly Tera, in the third quarter of fiscal 2000. See Note 7, "Sale of Cray Product Line", for further information. Our servers are high-performance supercomputing systems designed to be the market leaders in technical computing applications. In addition, our servers are used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Visual Workstation segment's current products include the Silicon Graphics® 02+™, the Silicon Graphics Fuel™, and the Silicon Graphics® Octane2™ visual workstations based upon the MIPS® microprocessor and the IRIX® operating system. In addition to the current production products noted above, the Silicon Graphics® 02® and the Silicon Graphics Octane® are no longer in current production but are available through our Remanufactured Products Division. During the fourth quarter of fiscal 2002, a decision was made to end of life the Silicon Graphics® 750 system based upon the new Intel® Itanium® processor and first-generation Intel Itanium architecture. This product shipped through the end of fiscal 2002. During the fourth quarter of fiscal 2001, a decision was made to end of life the Silicon Graphics® 230, Silicon Graphics® 330, Silicon Graphics® 550 and the Silicon Graphics Zx10™ visual workstations based upon the Intel microprocessor and the Windows NT® and Red Hat® Linux® operating systems. These products were shipped through the first quarter of fiscal 2002. Fiscal 2000 results include the Silicon Graphics 320 and 540 visual workstations based upon the Intel microprocessor and the Windows NT operating system that were discontinued in favor of more industry standard architectures. Our visual workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our Professional Services organization provides technology consulting, education and managed services. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured product organization from this segment. Revenue from remanufactured systems is included in either the servers and visual workstations reportable segments based on the nature of the system sold. Prior period amounts have been restated to conform to current period presentation. We evaluate each of these segments based on profit or loss from operations before interest and taxes.

        Expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the reportable segments and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias/Wavefront, as well as certain corporate-level revenue and expenses are not allocated and are included in "Other" in the reconciliation of reported revenue and operating profit. Additionally, revenue and related expenses of MTI, a designer of high-performance processors and related intellectual property, that was a majority-owned subsidiary until SGI distributed its interest in MTI to its shareholders through a spin-off effective June 20, 2000, are also included in "Other" in the reconciliation of reported revenue and operating profit in fiscal 2000.

        We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. The accounting policies for segment reporting are the same as those described in Note 2, Summary of Significant Accounting Policies.

        Information on reportable segments is as follows for fiscal 2002, 2001 and 2000 (in thousands):

	Servers	Visual Workstations	Global Services
2002:
Revenue from external customers	$516,720	$237,668	$456,790
Segment (loss) profit	$(122,263)	$(79,917)	$103,251
2001:
Revenue from external customers	$747,698	$397,297	$598,025
Segment (loss) profit	$(219,029)	$(124,143)	$5,242
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of Pentium III -based product line	$—	$(13,864)	$(4,665)
2000:
Revenue from external customers	$963,180	$520,059	$606,446
Segment loss	$(133,612)	$(152,134)	$(27,467)
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of the Silicon Graphics 320 and 540 visual workstations	$—	$(46,453)	$(20,950)
Vector supercomputer warranty-related
Charges	$—	$—	$(15,300)
Write-off of excess spares	$—	$—	$(17,900)

        Reconciliation to SGI as reported (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Revenue:
Total reportable segments	$1,211,178	$1,743,020	$2,089,685
Other	130,207	111,441	241,449

Total SGI consolidated	$1,341,385	$1,854,461	$2,331,134

Operating loss:
Total reportable segments	$(98,929)	$(337,930)	$(313,213)
Other	64,841	10,213	54,378
Restructuring	(32,958)	(82,328)	(102,861)
Write-down of impaired long-lived assets	(11,515)	(19,724)	—
Enterprise Resource Planning implementation expense	(22,200)	(14,477)	—
Business reorganization costs	—	(3,889)	—

Total SGI consolidated	$(100,761)	$(448,135)	$(361,696)

        No single customer represented 10% or more of our total revenue in any period presented.

        Geographic revenue for the fiscal years ended 2002, 2001 and 2000 is based on the location of the customer. Long-lived assets at the end of fiscal 2002, 2001 and 2000 include all non-current assets except long-term restricted and other long-term investments and net long-term deferred tax assets. Geographic information is as follows (in thousands):

	Revenue			Long-lived Assets
	2002	2001	2000	2002	2001	2000
Americas	$839,576	$1,008,135	$1,313,789	$134,763	$139,040	$355,816
Europe	306,194	436,979	551,099	118,399	226,712	241,756
Rest of World	195,615	409,347	466,246	5,065	47,911	42,280

Total	$1,341,385	$1,854,461	$2,331,134	$258,227	$413,663	$639,852

Note 19. Benefit Plans

        401(k) Retirement Savings Plan.    We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 2002, 2001 and 2000, were approximately $3 million, $4 million and $5 million, respectively.

        Deferred Compensation Plan.    We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $2 million and $4 million at June 28, 2002 and June 30, 2001. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date.

Note 20. Related Party Transactions

        We have from time to time engaged in significant transactions with related parties in the ordinary course of business. Total revenue for the fiscal years ended 2002, 2001 and 2000 included, in the aggregate, sales to related parties in the amounts of $28 million, $12 million, and $34 million, respectively. In fiscal 2002, related party sales were primarily to SGI Japan which is not a consolidated subsidiary following the sale of a majority equity interest by SGI to NEC and NEC Soft during fiscal 2002. Total purchases for the year ended June 28, 2002 included, in the aggregate, purchases from related parties in the amount of $13 million and were immaterial for fiscal 2001 and 2000. Aggregate amounts receivable from and amounts payable to such related parties were immaterial at June 28, 2002, June 30, 2001 and June 30, 2000.

Note 21. Consolidated Statement of Cash Flows

        Other adjustments to reconcile net loss to net cash from operating activities include the write-off of long-lived assets, the write-off of purchased intangibles and goodwill and accrual of compensation expense related to employee stock awards. The effect of exchange rate changes on cash balances are not material for any of the periods presented.

        Supplemental disclosures of cash flow information (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Cash paid during the year for:
Interest	$16,700	$17,500	$18,100
Income taxes, net of refunds	$(24,800)	$16,300	$40,000

        Supplemental schedule of non cash investing and financing activities (in thousands):

	Years ended
	June 28, 2002	June 30, 2001	June 30, 2000
Settlement of shareholder lawsuit	$19,500	$—	$—
Conversion of preferred stock to common stock	$—	$16,888	$—
Exchange of property and equipment and accounts receivable for minority interest investment in private company	$—	$—	$3,700

Note 22. Contingencies

        During fiscal 2002, we resolved the pending securities class action lawsuits described below.

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the County of Santa Clara in December 1997 and January 1998 alleging that SGI and certain former officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded a total charge of approximately $24 million ($20 million non cash) in the nine months ended March 29, 2002 in Interest income (expense) other, net. Approximately 2.4 million shares have been issued to date in satisfaction of plaintiffs' attorneys' fees and the remaining shares are expected to be issued later this calendar year, without any further financial impact, as the members of the settlement class are identified.

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

        Also during fiscal 2002, we reached an agreement on Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, originally filed on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California. Plaintiff filed claims for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After SGI removed the case to federal court based on the existence of a federal question, Plaintiff dismissed the FLSA claim and the matter was remanded to state court. On April 23, 2001, Plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200. On June 21, 2002, the parties entered into a settlement agreement under which the complaint was dismissed as filed by Plaintiff but refiled as a representative action, brought by Plaintiff's counsel. The settlement outlines a process for resolution of any outstanding claims which is anticipated to be completed by the end of the calendar year 2002. However, there is no assurance that all claims will necessarily be resolved through this process.

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

Note 23. Subsequent Events (unaudited)

        During the first quarter of fiscal 2003, we announced and began to implement additional restructuring actions in an effort to further reduce our operating expense and restore long-term profitability. These actions are expected to result in the elimination of approximately 200 additional positions across all levels and functions. In addition, we will vacate all or portions of 15 to 20 leased sales and administration buildings. We will record aggregate charges of approximately $20 million in the first quarter of fiscal 2003 related to these actions.

Note 24. Selected Quarterly Financial Data (Unaudited)

	Fiscal 2002
	June 28(5)	March 29	December 28(5)	September 28
	(in thousands, except per share amounts)
Total revenue	$284,501	$313,604	$363,888	$379,392
Costs and expenses:
Cost of revenue	167,292	180,213	217,269	205,637
Research and development	44,087	43,093	42,095	47,620
Selling, general and administrative	95,430	100,106	114,233	140,598
Other operating expense(1)	1,929	10,512	(80)	32,112

Operating loss	(24,237)	(20,320)	(9,629)	(46,575)
Interest and other (expense) income, net(2)	(10,961)	(1,743)	51,862	(20,655)
(Loss) income before income taxes	(35,198)	(22,063)	42,233	(67,230)

Net (loss) income	$(36,690)	$10,337	$49,312	$(69,282)

Net (loss) income per share—basic:	$(0.18)	$0.05	$0.26	$(0.36)
Net (loss) income per share—diluted:	$(0.18)	$0.05	$0.24	$(0.36)

Shares used in the calculation of net (loss) income per share:
Basic	198,545	196,372	192,956	192,094
Diluted	198,545	202,484	210,293	192,094

	Fiscal 2001
	June 30	March 31	December 31	September 30
	(in thousands, except per share amounts)
Total revenue	$431,500	$509,718	$486,907	$426,336
Costs and expenses:
Cost of revenue	299,318	325,407	339,863	283,125
Research and development	59,508	61,272	58,111	57,349
Selling, general and administrative	171,521	177,170	182,237	185,663
Other operating expense(3)	108,273	—	—	(6,221)

Operating loss	(207,120)	(54,131)	(93,304)	(93,580)
Interest and other (expense) income, net(4)	(8,488)	(83,166)	25,526	48,108
Loss before income taxes	(215,608)	(137,297)	(67,778)	(45,472)

Net loss	$(231,843)	$(141,095)	$(71,116)	$(48,988)

Net Loss per share—basic and diluted:	$(1.20)	$(0.74)	$(0.38)	$(0.26)

Shares used in the calculation of net loss per share—basic and diluted	192,814	190,857	189,808	187,872

(1)
Fiscal 2002 amounts include net aggregate restructuring charges of $33 million and $12 million in impairment charges.

(2)
Amounts include a $64 million gain on the sale of 60% interest in SGI Japan in the second quarter and $24 million in expenses associated with the class action lawsuit in the first nine months of fiscal 2002.

(3)
Amount includes a restructuring charge of $88 million and impairment charges of $20 million in the fourth quarter.

(4)
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

(5)
The second quarter was adjusted to reflect the reversal of a $5 million restructuring accrual and a $7 million deferred tax valuation allowance, which were no longer required following our sale of a 60% interest in SGI Japan. The second quarter results included above reflect the following adjustments to our previously reported second quarter results (numbers in thousands): a $5,529 decrease in each of other operating expense and operating loss, a $5,529 increase in income before taxes, a $12,134 increase in net income, a $0.07 increase in net income per basic share, and $0.05 increase in net income per diluted share. These adjustments have an offsetting impact on the previously announced fourth quarter results of fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The Board of Directors currently consists of six persons, divided into three classes serving staggered terms of office. Arthur L. Money was appointed a director in October 2001, Charles A. Steinberg was appointed a director in January 2002 and Robert M. White was appointed a director in August 2002.

Name	Class	Age	Principal Occupation	Director Since
Robert R. Bishop	III	59	Chairman and Chief Executive Officer, Silicon Graphics, Inc.	1993
C. Richard Kramlich	I	67	General Partner, New Enterprise Associates (a venture capital firm)	1984
James A. McDivitt	II	73	Former Senior Vice President, Government Operations and International, Rockwell International Corporation	1987
Arthur L. Money	II	62	Former Assistant Secretary of Defense for Command, Control, Communications and Intelligence and Chief Information Officer of the Department of Defense	2001
Charles A. Steinberg	I	68	Former President, Broadcast and Professional Company of Sony Electronics Inc.	2002
Robert M. White, Ph.D.	III	63	Director of Data Storage Systems Center and professor at Carnegie Mellon University	2002

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

        Mr. Kramlich is also a director of Chalone Inc. and Juniper Networks, Inc.

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

        Dr. White currently serves as a director of the Data Storage Systems Center and Professor of Electrical and Computer Engineering at Carnegie Mellon University. He joined Carnegie Mellon University in 1993. Prior to that, he served as first undersecretary of commerce for technology under President George H. Bush and held senior management positions at Control Data Corporation and Xerox's Palo Alto Research Center. He is also a director of STMicroelectronics N.V. and Read-Rite Corporation.

Executive Officers

        The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 entitled "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires SGI's officers and directors, and persons who own more than ten percent of a registered class of SGI's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and the New York Stock Exchange, and to give SGI copies of these filings. Based on the written representations of its directors and officers and a review of the copies of such forms furnished to SGI during the fiscal year ended June 28, 2002, SGI believes that its officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements with the exception of one late filing of a Form 4 by Mr. Money reflecting the purchase of shares on the open market.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the cash and equity compensation for the three fiscal years ended June 28, 2002 for Robert R. Bishop, Chief Executive Officer and each of the four other most highly compensated executive officers of SGI (determined at the end of fiscal 2002).

		Annual Compensation Paid or Accrued(1)			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Other Annual Comp (3)	Options (#)	Restricted Stock ($)(4)
Robert R. Bishop(5) Chairman and Chief Executive Officer	2002 2001 2000	$800,000 800,000 692,308	$370,000 — —	$7,528 7,566 —	750,000 2,000,000 —	$	— — —
Warren C. Pratt Chief Operating Officer and Executive Vice President	2002 2001 2000	$480,031 458,615 361,738	$355,290 147,406 634,100	$37,743 64,173 60,480	400,000 100,000 350,000	$	— — 157,787
Anthony K. Robbins Senior Vice President, Silicon Graphics, Inc. and President, Silicon Graphics Federal, Inc.	2002 2001 2000	$356,528 317,204 253,000	$283,504 119,102 115,035	$3,862 6,200 24,832	300,000 300,000 195,000	$	— — 132,362
Jeffrey V. Zellmer Senior Vice President and Chief Financial Officer	2002 2001 2000	$322,007 242,380 188,672	$382,852 32,500 37,500	$1,720 15,720 11,979	200,000 70,000 10,000	$	— 35,492 —
Sandra M. Escher Senior Vice President and General Counsel	2002 2001 2000	$303,577 217,147 227,251	$292,922 16,667 33,333	$1,664 4,453 6,981	150,000 100,000 100,000	$	— 32,997 —

(1)
SGI has no pension, retirement, annuity or similar benefit plan.

(2)
Bonus amounts for fiscal 2002 include bonuses paid under the corporate executive incentive program when the company achieved the specified financial results in the second quarter. Bonus amounts for Mr. Pratt, Mr. Zellmer and Ms. Escher also include loan forgiveness, imputed interest and certain taxes paid by the Company in connection with the loans described in "Certain Relationships and Related Transactions". These amounts are as follows: Mr. Pratt, $238,490 for fiscal 2002 and $147,706 for fiscal 2001; Mr. Zellmer, $192,227 for fiscal 2002, and Ms. Escher, $107,647 for fiscal 2002.

(3)
Other compensation generally includes relocation assistance and executive perquisites.

(4)
Mr. Pratt has an aggregate total of 12,500 shares in unvested stock holdings, valued at $36,737.50 at 6/28/02. Mr. Pratt's restricted stock award of 25,000 shares granted in May 2000 vests in five installments. Mr. Zellmer's restricted stock award of 8,000 shares granted in August 2000 fully vested on August 8, 2001. Mr. Robbins was granted two stock awards in fiscal 2000. One grant for 3,000 shares was granted on August 25, 1999 and fully vested on January 15, 2000 and the other grant of 10,000 shares, granted on January 26, 2000 fully vested on January 27, 2001. Ms. Escher was granted a stock award of 3,000 shares on August 25, 1999 that was fully vested on January 15, 2000.

(5)
Mr. Bishop elected to defer his salary and bonus for each of the fiscal years shown above.

Option Grants in Fiscal 2002

        The following table provides details regarding all stock options granted to the named executive officers in fiscal 2002.

	Individual Grants(1)
		% of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/Share)	Expiration Date
					5%	10%
Robert R. Bishop	750,000	5.78	$2.98	1/30/12	$1,405,579.49	$3,562,014.40
Warren C. Pratt	400,000	3.08	$2.98	1/30/12	$749,642.39	$1,899,741.02
Jeffrey V. Zellmer	200,000	1.54	$0.57	7/24/11	$71,693.98	$181,686.64
Anthony K. Robbins	300,000	2.31	$0.57	7/24/11	$107,540.98	$272,529.96
Sandra M. Escher	150,000	1.15	$0.57	7/24/11	$53,770.49	$136,264.98

*
Less than 1%.

(1)
The options in this table were granted under the 1993 Long-Term Incentive Stock Plan. The options become exercisable at a rate of 2% per month over a period of fifty months or 4% per month over a period of 25 months and expire ten years from the date of grant.

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

Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

			Number of Unexercised Options at June 30, 2002		Value of Unexercised In-the-Money Options at Fiscal-Year-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert R. Bishop	—	$—	1,308,634	1,441,466	$—	$—
Warren C. Pratt	—	—	548,053	529,932	152,828	152,828
Jeffrey V. Zellmer	—	—	171,217	118,230	208,560	265,440
Anthony K. Robbins	—	—	614,087	284,130	367,380	398,160
Sandra M. Escher	—	—	288,098	122,402	189,840	199,080

(1)
The amounts in this column reflect the difference between the closing market price of the Common Stock on June 28, 2002, which was $2.94 and the option exercise price. The actual value of unexercised options fluctuates with the market price of the Common Stock.

Director Compensation

        Employee directors are not compensated for their service on the Board of Directors.

        Each non-employee director receives a fee of $6,000 per quarter and $2,000 for each Board and Committee meeting attended. These fees reflect an increase effective October 2000 of $1,000 in the quarterly retainer and meeting fees based on market data. The chair of each committee receives an additional $1,000 for each Committee meeting attended. Mr. McDivitt and Mr. Money are also compensated on this basis for their service as directors of our federal government sales subsidiary.

        Each non-employee director is granted an option to purchase 50,000 shares of Common Stock at fair market value on the date on which he or she first becomes a director. Messrs. Money, Steinberg and White received such options at exercise prices of $0.54, $2.98 and $1.45, respectively. Each incumbent director also receives an annual option grant to purchase 20,000 additional shares of Common Stock at fair market value. These options were granted in October 2001 to Messrs. McDivitt and Kramlich at an exercise price of $0.74 per share. All options granted to the directors' become exercisable in installments on the first two anniversary dates following the date of grant, so long as the optionee remains a director.

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

        The Company also provides a $1,000 per diem reimbursement program for non-employee directors who perform services for the Company outside the scope of normal board duties at the specific request of the Chief Executive Officer. During fiscal 2002, no director received compensation under this program. In addition, Mr. Money also received $34,575 in fiscal 2002 in compensation under a consulting contract with our federal government sales subsidiary. The Company plans to revise its arrangements with its independent directors in response to recent legal changes and pending New York Stock Exchange rule changes.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation and Human Resources Committee during fiscal 2002 were Mr. Kramlich, Mr. McDivitt, Mr. Money and Mr. Steinberg. No interlocking relationship exists between our Board of Directors or Compensation and Human Resources Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

REPORT OF THE COMPENSATION
AND HUMAN RESOURCES COMMITTEE
OF THE BOARD OF DIRECTORS

        The Compensation and Human Resources Committee of the Board of Directors recommends, subject to the Board's approval, executive compensation and stock option grants for the Chief Executive Officer. The Committee administers SGI's stock incentive plans and approves stock option grants for all other employees. The Committee is currently composed of four non-employee directors who have no interlocking relationships as defined by the SEC.

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

        Salary.    The salaries of the executive officers, including the Chief Executive Officer, are determined by the Committee with reference to several surveys of salaries paid to executives with similar responsibilities at comparable companies, primarily in the high technology industry. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. SGI seeks to set executive compensation levels that are competitive with the average levels of peer group compensation.

        Annual Incentive.    The Committee annually reviews and approves an executive incentive plan. A target, expressed as a percentage of salary, is established for each executive, based on the scope of his or her responsibility. The actual payment amount is computed as a percentage of that target, based on SGI's performance in achieving specified objectives. For fiscal 2002, these objectives included the achievement by SGI of certain quarterly revenue and operating profit goals. These goals were achieved and bonuses were paid under this program in the second quarter of fiscal 2002.

        Stock Options and Restricted Stock Awards.    Stock options and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. The Committee approves option grants subject to vesting periods to retain executives and encourage sustained contributions. The exercise price of most options is the market price on the date of grant. Restricted stock awards are also subject to vesting, based generally on the passage of time.

Compensation of the Chief Executive Officer

        Robert R. Bishop joined the company in the fall of 1999 as Chairman and Chief Executive Officer at an initial annual base salary of $800,000 and his salary has remained unchanged. Mr. Bishop participated in the fiscal 2002 executive incentive program described above with a target of 185% of base salary and received a bonus in the second quarter of fiscal 2002, when the specified financial objectives were achieved. He elected to defer all compensation for fiscal 2000, 2001 and 2002.

        In January 2002, Mr. Bishop was granted an option to purchase 250,000 shares of SGI Common Stock at the market price on that date, vesting over a 25 month period, and an option to purchase 500,000 shares of SGI Common Stock at the market price on that date, vesting over a 50 month period.

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

COMPENSATION AND HUMAN RESOURCES COMMITTEE
Charles A. Steinberg, Chairman C. Richard Kramlich James A. McDivitt Arthur L. Money

COMPANY STOCK PRICE PERFORMANCE GRAPH
Comparison of Five Year Cumulative Total Return

        In accordance with SEC rules, the Company is required to present a table showing a line-graph presentation comparing cumulative five-year returns on an indexed basis with a broad equity market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company has selected the S&P 500 Index for the broad equity index and the S&P Computer Hardware Index as an industry standard for the five fiscal year period commencing June 30, 1996 and ending June 28, 2002. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*
Assumes $100 invested on June 30, 1997 in SGI Common Stock, the S&P 500 Stock Index, and the S&P Computer Hardware, with reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

        As of August 31, 2002, the following persons were known by us to be the beneficial owners of more than 5% of any class of our voting securities. As noted below, this information is based on periodic SEC filings by stockholders and may not reflect current ownership.

	Class of Securities	Number of Shares Beneficially Owned	Percent of Class	Percent of Total Voting Power
Joseph L. Harrosh(1) 40900 Grimmer Boulevard Fremont, CA 94538	Common Stock	13,601,325	6.81%	6.81%
Highfields Capital Management(2) 200 Clarendon Street, 51st Floor Boston, MA 02117	Common Stock	10,029,720	5.02%	5.02%
Montreal Trust Company of Canada, as Trustee(3) 151 Front Street West, Suite 605 Toronto, Ontario M5J 2N1	Series E Preferred Stock, $0.001 par value	1	100.0%	..02%

*
Less than 1%.

(1)
As reported on a Schedule 13G/A dated January 2, 2002. This amount includes 613,368 shares from the potential conversion of filer's Senior Convertible Notes and 62,538 shares from the potential conversion of filer's Cray Research Convertible Notes.

(2)
As reported on a Schedule 13G/A dated February 14, 2002, these shares are beneficially owned by various entities and individuals affiliated with Highfields Capital Management.

(3)
Each share of Common Stock is entitled to one vote and the outstanding share of Series E Preferred Stock is entitled to 36,183 votes.

Security Ownership of Management

        The following table sets forth the beneficial ownership of SGI Common Stock as of August 31, 2002, by each director or nominee director, by each of the current executive officers named in the table under "Executive Officer Compensation" above, and by all such persons and all current executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock
Robert R. Bishop	5,497,744	2.73%
C. Richard Kramlich	93,380	*
James A. McDivitt	225,004	*
Arthur L. Money	26,000	*
Charles A. Steinberg	10,000	*
Robert M. White	0	*
Warren C. Pratt	663,804	*
Jeffrey V. Zellmer	237,853	*
Anthony K. Robbins	735,917	*
Sandra M. Escher	342,148	*
All executive officers and directors as a group—15 persons)	8,660,194	4.24%

*
Less than 1%.

(1)
Unless otherwise indicated, the persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable. The table includes the following shares issuable on exercise of options that were exercisable on August 31, 2002, or within 60 days thereafter: Mr. Bishop, 1,526,700 shares; Mr. Kramlich, 60,000 shares; Mr. McDivitt, 60,000 shares; Mr. Money 25,000 shares; Mr. Pratt, 633,435 shares; Mr. Zellmer, 218,097 shares; Mr. Robbins, 710,142 shares; Ms. Escher, 336,295 shares; and all directors and executive officers as a group, 4,358,744 shares.

Equity Compensation Plan Information
as of June 28, 2002

	Number of shares to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	16,485,723	$4.1921	11,870,533	(2)
Equity compensation plans not approved by stockholders	17,075,862	$3.1599	4,342,258

Total	33,561,585	3.6669	16,212,791

(1)
Additionally, the company has outstanding options to purchase an aggregate of 857,276 shares at a weighted average exercise price $6.2526 per share. The options were assumed in connection with certain acquisitions in 1995 and 1996. No additional awards can be granted under these plans.

(2)
Includes 6,124 shares available for future issuance under the Employee Stock Purchase Plan at June 28, 2002. At July 1, 2002, the shares available under this plan increased under the evergreen provision by an additional 4,006,664 shares. This is the last authorized evergreen increase provided for in this plan.

Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan

        The Board approved the 1996 Supplemental Non-Executive Equity Incentive Plan in April 1996, and amended the plan to increase the number of authorized shares in July 2001. The plan was not submitted to a stockholder vote. Under the plan, stock awards and nonstatutory stock options may be granted to Company employees with a status below vice-president. Subject to certain adjustments upon a change in capitalization, the maximum aggregate number of shares of common stock of the Company issuable under the plan is 22,500,000 shares. As of June 28, 2002, the number of shares of common stock of the Company issuable under the plan was 4,310,427 shares. The plan will remain in effect until terminated by the Board. The Compensation and Human Resources Committee is responsible for administering the plan.

        The per share exercise price for the shares issuable is determined by the committee, which has generally been the fair market value of the shares on the date of grant. The options may be exercised for a period of ten years following the date of grant. However, in the event a holder ceases to be an employee of the Company, such holder may be required to exercise the option or right prior to the ten year period. Options generally are granted with monthly vesting in 25 or 50 month installments, and options granted to newly hired employees generally are not exercisable for 10 months following the date of hire. Unless otherwise determined by the committee at the time of grant, each option provides that in the event of a change in control of the Company, any options will become exercisable in full if, within twenty-four months after a change in control of the Company, the option holder's employment is terminated without cause or the option holder resigns due to certain involuntary relocations or reductions in compensation.

        The Board may amend, alter, suspend or terminate the plan at any time. However, no amendment, alteration, suspension or termination of the plan shall impair the rights of any holder of an option or right, unless mutually agreed otherwise between the holder and the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        Executive Loans.    During fiscal 2001 and 2002, the Company extended loans to several executive officers. The loans were intended to provide a retention incentive and were approved by the Compensation and Human Resources Committee of the Board of Directors. Since the loans were extended, federal legislation has been enacted prohibiting such extensions of credit to executive officers and accordingly, no future extensions of credit will be made by the Company.

        The Company loaned Ms. Escher $280,000 in October 2001. The loan is interest free and will be forgiven in quarterly installments beginning in December 2001 over two years, subject to her continued employment with SGI, or in full upon termination as a result of death or disability or by the company without cause or upon certain liquidation and bankruptcy events of the Company. At September 30, 2002, the remaining principal balance of the loan was $140,000. To the extent that Ms. Escher is subject to income tax as a result of the interest free nature of the loan, the Company has agreed to pay Ms. Escher an amount, which after the imposition of taxes on the amount, will equal the amount of the income taxes arising due to the interest free nature of the loan.

        Mr. Pratt was made Chief Operating Officer in April 2001. Under his amended employment agreement, the Company has made a commitment to extend credit of up to $5 million to Mr. Pratt.

Pursuant to this obligation, the Company advanced funds of $2 million in May 2001 and $1 million in May 2002, and is required to advance funds of an additional $1 million in each of May 2003 and May 2004 subject to Mr. Pratt's continued employment with the Company. The loan is interest free and will be settled at May 2005, or earlier in the event of a change in control or the termination of Mr. Pratt's employment without cause or for good reason. At the settlement date, Mr. Pratt will pay an amount equal to (i) the value of his vested stock options and restricted stock held or sold from May 2000 through the settlement date and (ii) if applicable, any change in control payments, up to the outstanding principal amount. Any remaining amount of the loan will be forgiven. On a termination for cause or resignation without good reason, the principal amount of the loan will be repayable in full. To the extent that Mr. Pratt is subject to income tax as a result of income being imputed to him due to the interest free nature of the loan, the Company has agreed to pay Mr. Pratt an amount equal to (i) an amount, which after the imposition of taxes on such amount, will equal the amount of such income tax arising due to the interest free nature of the loan less (ii) the amount of the actual after-tax income received by Mr. Pratt as a result of investing the proceeds of the loan.

        In September 2000, the Company also made Mr. Pratt two five-year relocation loans secured by his California residence. Mr. Pratt received a $250,000 loan at an annual interest rate of 6.75% to be repaid in September 2005 or on the earlier sale of the residence or termination of his employment and a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. Mr. Pratt's maximum aggregate indebtedness to the Company during fiscal 2002 under these loans was $675,000, and at September 30, 2002 was $584,889. During fiscal 2002, Mr. Pratt also received tax equalization payments in the amount of $52,768 in connection with his service in fiscal 1999 and 2000 as President of the Company's Alias/Wavefront subsidiary in Toronto, Ontario.

        Mr. Zellmer was made Chief Financial Officer in July 2001. As part of his compensation arrangement, the Company loaned Mr. Zellmer $500,000. The loan is interest free and will be forgiven in quarterly installments beginning in October 2001 over two years, subject to his continued employment with SGI, or in full upon termination as a result of death or disability or by the Company without cause and upon certain liquidation and bankruptcy vents of the Company. At September 30, 2002, the remaining principal balance of the loan was $250,000. To the extent that Mr. Zellmer is subject to income tax as a result of the interest free nature of the loan, the Company has agreed to pay Mr. Zellmer an amount, which after the imposition of taxes on such amount, will equal the amount of such income taxes.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

1.
FINANCIAL STATEMENTS.    The following consolidated financial statements of Silicon Graphics, Inc. and Report of Ernst & Young LLP, Independent auditors are filed as part of this Report on pages 26 through 58.

  Consolidated Statement of Operations—Years ended June 28, 2002, June 30, 2001 and 2000

  Consolidated Balance Sheets—June 28, 2002 and June 30, 2001

  Consolidated Statements of Cash Flows—Years ended June 28, 2002, June 30, 2001 and 2000

  Consolidated Statements of Stockholders' (Deficit) Equity—Years ended June 28, 2002, June 30, 2001, and 2000

  Notes to Consolidated Financial Statements

  Report of Ernst & Young LLP, Independent Auditors

2.
FINANCIAL STATEMENT SCHEDULES.    The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

Schedule	Description	Page
II	Valuation and Qualifying Accounts	78

  Schedules not listed above have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

3.
EXHIBITS.    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1(6)	Restated Certificate of Incorporation of the Company.
3.1.2(9)	Certificate of Designation of the Series E Preferred Stock filed June 13, 1995.
3.2(15)	Bylaws of the Company, as amended.
4.1(11)	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee.
4.2(11)	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company).
4.3(13)	Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.
9.1(9)	Voting and Exchange Trust Agreement between the Company and Montreal Trust Company of Canada dated June 15, 1995.
10.1(1)	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.
10.2(2)	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.

10.3(3)	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised)
10.4(6)*	Directors' Stock Option Plan and form of Stock Option Agreement as amended as of October 31, 1994.
10.5(12)*	1985 Stock Incentive Program, as amended.
10.6(3)*	1986 Incentive Stock Option Plan, as amended, and amended forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
10.7(12)*	Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.
10.8(12)*	1993 Long-Term Incentive Stock Plan, as amended, and form of stock option agreement.
10.9(15)*	1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement.
10.10(14)*	1998 Employee Stock Purchase Plan.
10.11(5)*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.
10.12(13)*	Addendum to the Non-Qualified Deferred Compensation Plan.
10.13(7)*	Alias Research Inc.'s 1994 Stock Plan and standard forms of Option Agreements.
10.14(8)*	Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option Agreement.
10.15	Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 24, 2002.
10.16	Intellectual Property Security Agreement between the Company and Foothill Capital Corporation dated November 9, 2001.
10.17	Loan Agreement between the Company, Silicon Graphics World Trade B.V. and SGI Japan, Ltd. as of November 2001 and related Pledge Agreement.
10.18*	Letter Agreement between Warren Pratt and the Company, as amended as of November 2001.
10.19*	Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001.
10.20	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000.
10.21*	Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001.
10.22*	Letter Agreement between Jeffrey Zellmer and the Company, as amended as of October 2001.
10.23*	Letter Agreement between Sandra Escher and the Company, effective October 2001.
10.24	Consulting Agreement between Arthur L. Money and Silicon Graphics, Inc. dated June 1, 2002.

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

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

  (4)
  Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

  (5)
  Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

  (6)
  Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

  (7)
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

  (11)
  Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

  (12)
  Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

  (13)
  Incorporated by reference to exhibits to the Company's Registration Statement on Form S-4 (No. 333-32379), which became effective August 7, 1997.

  (14)
  Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

  (15)
  Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(b)
Reports on Form 8-K.

  None.

Trademarks used in the Form 10-K

        Silicon Graphics, Onyx, O2, Octane, Onyx, Onyx2, Origin, IRIX and SGI are registered trademarks, and CXFS, FailSafe, InfiniteReality4, NUMAflex, Reality Center, Octane2, Silicon

Graphics Fuel and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. Alias and Alias Studio are trademarks of Alias/Wavefront, a division of Silicon Graphics Limited. Maya is a registered trademark of Silicon Graphics, Inc., and exclusively used by Alias/Wavefront, a division of Silicon Graphics Limited.

        MIPS is a registered of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. Cray is a registered trademark and Cray T90 is a trademark of Cray, Inc. UNIX is a registered trademark of The Open Group, in the U. S. and other countries. Windows and Windows NT are registered trademarks of Microsoft Corporation in the United States and/or other countries. Intel, Pentium and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc. in the United States and other countries. Macintosh is a registered trademark of Apple Computer, Inc, registered in the United States and other countries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.
Dated: September 25, 2002	By:	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT R. BISHOP Robert R. Bishop	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2002
/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 25, 2002
/s/ KATHY A. LANTERMAN Kathy A. Lanterman	Vice President and Corporate Controller (Principal Accounting Officer)	September 25, 2002
/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	September 25, 2002
/s/ JAMES A. MCDIVITT James A. McDivitt	Director	September 25, 2002

/s/ ARTHUR L. MONEY Arthur L. Money	Director	September 25, 2002
/s/ CHARLES A. STEINBERG Charles A. Steinberg	Director	September 25, 2002
/s/ ROBERT M. WHITE Robert M. White	Director	September 25, 2002

CERTIFICATIONS

I, Robert R. Bishop, the principal executive officer of Silicon Graphics, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Silicon Graphics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 25, 2002	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

I, Jeffrey V. Zellmer, the principal financial officer of Silicon Graphics, Inc., certify that:

4.
I have reviewed this annual report on Form 10-K of Silicon Graphics, Inc.;

5.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

6.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 25, 2002	/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer Senior Vice President and Chief Financial Officer

Schedule II

Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Write-offs/ Other	Balance at End of Period
	(in thousands)
Year ended June 30, 2000
Accounts receivable allowance	$15,407	$2,964	$—		$(5,988)	$12,383
Warranty Accrual	$38,620	$56,158	$295	(2)	$(67,194)	$27,879
Deferred tax asset allowance	$105,364	$525,979	$981	(1)	$—	$632,324
Year ended June 30, 2001
Accounts receivable allowance	$12,383	$10,334	$—		$(2,649)	$20,068
Warranty Accrual	$27,879	$22,398	$(2,457	)(2)	$(26,460)	$21,360
Deferred tax asset allowance	$632,324	$192,836	$1,733	(1)	$—	$826,893
Year ended June 28, 2002
Accounts receivable allowance	$20,068	$4,443	$—		$(11,963)	$12,548
Warranty Accrual	$21,360	$13,173	$(1,083	)(2)	$(24,229)	$9,221
Deferred tax asset allowance	$826,893	$—	$(1,761	)(1)	$(125,182)	$699,950

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
  Report of Ernst & Young LLP, Independent Auditors
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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE OF THE BOARD OF DIRECTORS
COMPANY STOCK PRICE PERFORMANCE GRAPH Comparison of Five Year Cumulative Total Return
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
  Schedule II
Valuation and Qualifying Accounts and Reserves