Form 10-Q
period 2002-09-27
SILICON GRAPHICS INC /CA/
filed 2002-11-12
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 27, 2002.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2789662 (I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

As of November 1, 2002 there were 199,813,583 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.
QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, O2, Octane, Onyx, Onyx2, Origin, IRIX and SGI are registered trademarks, and Reality Center, O2+ Octane2 and Silicon Graphics Fuel are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group, in the U. S. and other countries. Intel, Pentium and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Sept. 27, 2002	Sept. 28, 2001
Product and other revenue	$133,483	$245,744
Service revenue	108,235	133,648

Total revenue	241,718	379,392
Costs and expenses:
Cost of product and other revenue	81,624	114,875
Cost of service revenue	62,655	90,762
Research and development	42,643	47,620
Selling, general and administrative	86,777	140,598
Other operating expense (1)	8,444	32,112

Total costs and expenses	282,143	425,967

Operating loss	(40,425)	(46,575)
Interest and other income (expense), net	(560)	(7,519)
Other non-recurring income (expense), net	—	(13,136)

Loss before provision for income taxes	(40,985)	(67,230)
Provision for income taxes	87	2,052

Net loss	$(41,072)	$(69,282)

Net loss per share—basic and diluted	$(0.21)	$(0.36)

Weighted average shares used in computing net loss per common share—basic and diluted	199,676	192,094

(1)
Represents a charge for estimated restructuring costs in each of the three-month periods ended September 27, 2002 and September 28, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sept. 27, 2002	June 28, 2002
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$187,174	$213,302
Short-term marketable investments	3,699	4,878
Short-term restricted investments	48,934	43,506
Accounts receivable, net	133,175	193,992
Inventories	100,958	109,410
Prepaid expenses and other current assets	62,097	66,525

Total current assets	536,037	631,613
Restricted investments	1,773	1,183
Property and equipment, net	145,524	160,282
Other assets	121,314	117,041

	$804,648	$910,119

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$72,177	$92,326
Accrued compensation	38,851	46,734
Income taxes payable	7,733	10,369
Deferred revenue	144,848	168,283
Other current liabilities	196,132	209,020
Current portion of long-term debt	14,679	10,216

Total current liabilities	474,420	536,948
Long-term debt	303,121	308,631
Other liabilities	119,775	119,181
Stockholders' deficit:
Common stock and additional paid-in-capital	1,450,913	1,450,829
Accumulated deficit	(1,505,062)	(1,466,181)
Treasury stock	(17,311)	(17,096)
Accumulated other comprehensive loss	(21,208)	(22,193)

Total stockholders' deficit	(92,668)	(54,641)

	$804,648	$910,119

(1)
The balance sheet at June 28, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	Sept. 27, 2002	Sept. 28, 2001
Cash Flows From Operating Activities:
Net loss	$(41,072)	$(69,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,649	51,896
Loss on sale of real estate	775	3,816
Loss on sale of marketable investments	—	1,320
Restructuring charge	8,444	31,642
Other	(1,668)	(753)
Changes in operating assets and liabilities:
Accounts receivable	60,817	54,183
Inventories	5,991	(11,461)
Accounts payable	(20,149)	(29,782)
Other assets and liabilities	(45,844)	(65,260)

Total adjustments	33,015	35,601

Net cash used in operating activities	(8,057)	(33,681)
Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	2,356	26,147
Purchase of marketable investments	—	(532)
Proceeds from the maturities of marketable investments	1,178	—
Purchases of restricted investments	(68,135)	(142,535)
Proceeds from the maturities of restricted investments	62,117	158,285
Capital expenditures, net	(2,614)	(9,273)
Increase in other assets	(12,970)	(2,290)

Net cash (used in) provided by investing activities	(18,068)	29,802
Cash Flows From Financing Activities:
Issuance of debt	4	44
Payments of debt principal	—	(1,012)
Sale of SGI common stock	(7)	—

Net cash used in financing activities	(3)	(968)

Net decrease in cash and cash equivalents	(26,128)	(4,847)
Cash and cash equivalents at beginning of period	213,302	123,129

Cash and cash equivalents at end of period	$187,174	$118,282

The accompanying notes are an integral part of these condensed consolidated financial statements

SILICON GRAPHICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

        The consolidated financial statements include the accounts of SGI and our wholly-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 filed with the Securities and Exchange Commission.

        We have incurred net losses and negative cash flows from operations during each of the past three fiscal years. Primarily as a result of substantial business restructuring and expense reductions, we reduced our net loss and cash consumed from operations significantly from fiscal 2001 through to the first quarter of fiscal 2003. Through improved operational execution and the sale of certain assets, we also improved our cash position substantially during fiscal 2002. At September 27, 2002, we had unrestricted cash and marketable investments of $191 million, net working capital of $62 million and stockholders' deficit of $93 million. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our business will provide sufficient funding to enable us to meet our obligations during fiscal 2003. We are committed to the successful execution of our operating plan and business turnaround, and will take steps, if necessary, to further restructure our business operations to reduce expenses and improve working capital.

2.    Inventories.

(In thousands)	September 27, 2002	June 28, 2002
Components and subassemblies	$58,210	$70,497
Work-in-process	20,512	19,442
Finished goods	15,218	8,682
Demonstration systems	7,018	10,789

Total inventories	$100,958	$109,410

3.    Restricted Investments.

        Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in SGI's name by major financial institutions.

4.    Property and Equipment.

(In thousands)	September 27, 2002	June 28, 2002
Property and equipment, at cost	$620,852	$640,936
Accumulated depreciation and amortization	(475,328)	(480,654)

Property and equipment, net	$145,524	$160,282

5.    Other Assets.

(In thousands)	September 27, 2002	June 28, 2002
Spare parts	$54,915	$55,548
Investments	23,076	20,628
Software licenses, goodwill and other	43,323	40,865

	$121,314	$117,041

6.    Financing Arrangement.

        Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable. At September 27, 2002, we have used our full capacity under this line to secure $48 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (5.0% at September 27, 2002) for cash advances and at 3.25% for letters of credit. The credit facility matures in April 2003. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. From time to time, we also deposit additional cash, reflected in our restricted cash balances, to secure certain letters of credit or to address fluctuations within the quarter for eligible accounts receivable. At September 27, 2002, we had an additional $25 million deposited for these purposes. The credit facility also contains financial and other covenants. We were not in compliance with the financial covenants relating to EBITDA for the first quarter of fiscal 2003, and have obtained a waiver from the lender for this default. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced, it could have a significant impact on our working capital.

7.    Other Operating Expense.

        In the first quarter of fiscal 2000, we announced and began to implement a restructuring program aimed at bringing our expenses more in line with expected revenue levels. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below). This restructuring program included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 2001 operating plan. This restructuring program covered virtually all aspects of our products, operations and processes. The fiscal 2000 actions resulted in the elimination of approximately 1,100 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Severance payments and related charges of $66 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services.

        Fiscal 2000 restructuring actions also were comprised of vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and $7 million in exit costs, including costs to restore facilities to original condition.

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

        During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions with the objective of further reducing our operating expenses to be more in line with expected revenue levels. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which were eliminated as of March 29, 2002. Severance payments and related charges of $45 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2001 actions totaled $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million, net of estimated sublease income, and $9 million in exit costs, including costs to restore facilities to their original condition. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $5 million. The adjustment primarily reflected lower than estimated severance and related costs primarily due to the sale of our 60% interest in SGI Japan which resulted in a smaller headcount reduction than originally anticipated.

        During fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions. Severance payments and related charges of $37 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. Our plans include vacating approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimate this will require ongoing lease payments of $5 million, net of estimated sublease income. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which was completed in December 2001. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2002 restructuring activities and recorded an adjustment of $1 million, which reflected lower than estimated severance and related costs.

        During the fourth quarter of fiscal 2002, we announced and began to implement additional restructuring actions in an effort to further reduce our operating expense to be more in line with expected revenue levels. These actions resulted in aggregate charges of $4 million and elimination of approximately 100 positions across all levels and functions. In the first quarter of fiscal 2003 we continued the restructuring actions under the plan initiated in the fourth quarter of fiscal 2002. These actions resulted in additional aggregate charges of $8 million comprising the elimination of approximately 150 positions across all levels and functions, of which roughly 130 of the positions have been eliminated as of September 27, 2002. Severance payments and related charges of $5 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans include vacating approximately 52,000 square feet of leased facilities in the US, with lease terms expiring through fiscal 2007. We estimate it will require ongoing lease payments of $3 million.

        The remaining restructuring accrual balance of approximately $33 million at September 27, 2002 is expected to result in cash expenditures through fiscal 2003 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures, net of estimated sublease income.

        The following table depicts the restructuring activity during the first three months of fiscal 2003 (in thousands):

Category	Severance & Related Charges	Canceled Contracts	Vacated Facilities	Total
Balance at June 28, 2002	$9,178	$1,418	$27,743	$38,339
Additions—fiscal 2003 restructuring	4,921	29	3,494	8,444
Expenditures:
Cash	(9,302)	(165)	(3,997)	(13,464)

Balance at Sept. 27, 2002	$4,797	$1,282	$27,240	$33,319

8.    Loss Per Share.

        The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2002	September 28, 2001
Net loss available to common stockholders	$(41,072)	$(69,282)

Weighted average shares outstanding—basic and diluted	199,676	192,094

Net loss per share—basic and diluted	$(0.21)	$(0.36)

Potentially dilutive securities excluded from computations because they are anti-dilutive	17,028	14,380

9.    Comprehensive Loss.

        The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
(In thousands)	Sept. 27, 2002	Sept. 28, 2001
Net loss	$(41,072)	$(69,282)
Change in unrealized loss on available-for-sale Investments	—	(165)
Reclassification adjustment of accumulated unrealized loss related to the sale of investments	—	1,302
Change in unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	1,426	(135)
Foreign currency translation adjustments	(441)	2,364

Comprehensive loss	$(40,087)	$(65,916)

        The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	Sept. 27, 2002	June 28, 2002
Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(543)	$(1,969)
Foreign currency translation adjustments	(20,665)	(20,224)

Accumulated other comprehensive loss	$(21,208)	$(22,193)

10.  Segment Information.

        SGI provides products, services and solutions for use in high-performance computing, visualization and the management of large-scale complex data to customers in the scientific, technical and creative communities. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center™ immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

        The Server segment's current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment's current visualization systems include the SGI® Onyx® 300 and the SGI® Onyx® 3000 family of graphics systems. The Server segment's current high-performance servers include the SGI® Origin® 300 servers and the Origin® 3000 family of high-performance servers. The server segment's current key storage product offerings include the SGI® TP900, SGI® TP9100 and SGI® TP9400. This segment also includes prior generations of graphics systems and high-performance servers available through our Remarketed Products Group. Our servers are high-performance supercomputing systems designed to be the market leaders in technical computing applications. In addition, our servers are used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Workstation segment's current products include the Silicon Graphics® 02+™, the Silicon Graphics Fuel™, and the Silicon Graphics® Octane2™ workstations. This segment also includes prior generations of workstations available through our Remarketed Products Group. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

        Information on reportable segments is as follows (in thousands):

	Servers	Workstations	Global Services
Three months ended September 27, 2002:
Revenue from external customers	$85,362	$41,777	$100,697
Segment (loss) profit	$(40,532)	$(14,241)	$26,250
Three months ended September 28, 2001:
Revenue from external customers	$114,749	$59,029	$124,825
Segment (loss) profit	$(59,144)	$(31,675)	$16,673

        Reconciliation to SGI as reported (in thousands):

	Three Months Ended
	Sept. 27, 2002	Sept. 28, 2001
Revenue:
Total reportable segments	$227,836	$298,603
Other	13,882	80,789

Total SGI consolidated	$241,718	$379,392

Operating loss:
Total reportable segments	$(28,523)	$(74,146)
Other	(3,458)	71,802
Restructuring	(8,444)	(32,112)
Enterprise Resource Planning implementation expense	—	(12,119)

Total SGI consolidated	$(40,425)	$(46,575)

11.  Recent Accounting Pronouncements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. We adopted SFAS 142 on June 29, 2002, at which time we were required to evaluate our existing goodwill and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. Currently, our only intangible asset is goodwill. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires us to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, we are required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. We must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires us to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we are required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than June 27, 2003. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of June 29, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. We have not yet completed our analysis to determine the impact, if any, on our financial results. At June 28, 2002, we had goodwill of $13 million subject to SFAS 142. Amortization expense for goodwill amounted to $1.5 million for the year ended June 28, 2002. The net impact on the 2003 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $1.5 million.

        As required by SFAS 142, the results for the quarter ended September 28, 2001 have not been restated. The following table discloses the effect on net loss and basic and diluted net loss per share as if we accounted for goodwill under SFAS 142 for all periods presented:

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2002	September 28, 2001
Reported net loss	$(41,072)	$(69,282)
Add:
Goodwill, net of tax	—	—

Adjusted net loss	$(41,072)	$(68,917)

Reported net loss per share—basic and diluted	$(0.21)	$(0.36)
Add:
Goodwill, net of tax	—	365

Adjusted net loss per share—basic and diluted	$(0.21)	$(0.36)

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The adoption of SFAS 144 had no significant impact on our consolidated financial statements for the three months ended September 27, 2002.

        In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. Contract termination costs under Statement 146 would be recognized and measured at its fair value when an entity terminates the contract in accordance with the contract terms. Contract costs that will continue to be incurred under a contract for its remaining term without economic benefit to an entity would be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract, for example, the right to use a leased property. Under Statement 146, a liability for future lease obligations, reduced by actual or estimated sublease rentals, would be recognized and measured at its fair value as the cease-use date, rather than being accrued at the date of an entity's commitment to an exit plan under Issue 94-3. Consistent with Statement 146, we will adopt the provisions efffective for exit or disposal activities that are initiated after December 31, 2002.

12.  Legal Proceedings.

        In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and has proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments, if any, that may ultimately result from these examinations.

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

        During fiscal 2002, we reached an agreement on Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, originally filed on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California. Plaintiff filed claims for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After SGI removed the case to federal court based on the existence of a federal question, Plaintiff dismissed the FLSA claim and the matter was remanded to state court. On April 23, 2001, Plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200. On June 21, 2002, the parties entered into a settlement agreement under which the complaint was dismissed as filed by Plaintiff but refiled as a representative action, brought by Plaintiff's counsel. The settlement outlines a process for identifying and resolving potential claims which is anticipated to be completed by the end of the calendar year 2002. However, there is no assurance that all claims will necessarily be resolved through this process.

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

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; ability to achieve profitable operations or limit losses; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; inability to effectively implement our product strategies, including the introduction of a complementary server line based on the Intel processor and the Linux® operating system, and the enhancement of our storage offerings through differentiated software offerings; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; litigation involving export compliance, intellectual property or other issues; and other factors including those listed under the heading "Risks That Affect Our Business."

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

Results of Operations

	Three Months Ended
(Numbers may not add due to rounding) (In millions, except per share amounts)	Sept. 27, 2002	Sept. 28, 2001
Total revenue	$242	$379
Cost of revenue	144	206

Gross profit	97	174
Gross profit margin	40.3%	45.8%
Total operating expenses	138	220

Operating loss	(40)	(47)
Interest and other income (expense), net	(1)	(8)
Other non-recurring income (expense), net	—	(13)

Loss before provision for income taxes	(41)	(67)

Net loss	$(41)	$(69)

Net loss per share—basic and diluted	$(0.21)	$(0.36)

Revenue

        The following discussion of revenue is based on the results of our reportable segments as described in Note 10 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.

        Revenue for the first quarter of fiscal 2003 decreased $137 million or 36% compared with the corresponding period of fiscal 2002. Revenue for the first quarter of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights. Excluding the Microsoft revenue, revenue for the first quarter of fiscal 2003 decreased $75 million or 24% compared with the corresponding period of fiscal 2002. The decline in revenue from fiscal 2002 to fiscal 2003 reflects the continued economic slowdown and a significant downturn in IT spending, strong competition from much larger companies and products based on faster processors, the impact of no longer consolidating the revenue of SGI Japan and other factors discussed below that affected particular product families. We expect the factors mentioned above to continue to have an adverse impact on our revenue levels going forward.

        The following table presents total revenue by reportable segment:

	Three Months Ended
(Numbers may not add due to rounding) (In millions)	Sept. 27, 2002	Sept. 28, 2001
Servers	$85	$114
% of total revenue	35%	30%
Workstations	$42	$59
% of total revenue	17%	16%
Global Services	$101	$125
% of total revenue	42%	33%
Other	$14	$81
% of total revenue	6%	21%

        Server revenue for the first quarter of fiscal 2003 decreased $29 million or 25% compared with the corresponding period of fiscal 2002. The decrease primarily reflects a 50% year over year decline in high-performance servers, offset by a significant increase in revenue from visualization systems. This decline is primarily attributable to concern about the slowdown in the economy that is causing private sector businesses to delay the acquisition of technology wherever possible. Server revenue levels are also affected by competitive factors, including processor speeds, the suitability of low-cost cluster solutions for certain application segments, and the timely release of key software applications on the IRIX operating system. We are introducing two new families of high-performance server products in the next few months that we expect will significantly improve our competitive positioning in these markets. See "Risks That Affect Our Business."

        Workstation revenue for the first quarter fiscal 2003 decreased $17 million, or 29% compared with the corresponding period of fiscal 2002. The decrease is primarily attributable to the continuing decline in our UNIX® workstation market.

        Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the first quarter of fiscal 2003 decreased $24 million, or 19% compared with the corresponding period of fiscal 2002. This decrease is primarily attributable to declines in our traditional customer support revenue, which is being affected by a lower volume of system sales and, to a lesser extent, a decline in our professional services revenue as a result of the restructuring of our service organization.

        Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias/Wavefront. Other revenue for the first quarter of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights. Excluding the microsoft revenue, Other revenue decreased $4 million or 22% in fiscal 2003 compared with fiscal 2002, primarily due to a decline in Alias/Wavefront revenue.

        Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first quarter of fiscal 2002 was: Servers—36%, Workstations—19%, Global Services—39% and Other—6%.

        Total revenue by geographic area was as follows (in millions):

	Three Months Ended
Area	Sept. 27, 2002	Sept. 28, 2001
Americas	$159	$249
Europe	50	69
Rest of World	33	61

Total revenue	$242	$379

        Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
Area	Sept. 27, 2002	Sept. 28, 2001
Americas	66%	65%
Europe	20%	19%
Rest of World	14%	16%

        Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first quarter of fiscal 2002 is as follows: Americas—$187 million or

59%; Europe—$69 million or 22%; and Rest of World—$61 million or 19%. In terms of absolute dollars, decreases in revenue were experienced across all regions primarily due to lower volumes.

        Our consolidated backlog at September 27, 2002 was $143 million, down from $159 million at June 28, 2002. Backlog declined across all segments of our business except within the Server segment which improved 14% and across all regions with the exception of Rest of World where backlog improved slightly. Backlog is comprised of committed purchase orders for products and professional services deliverable within six to nine months, depending on the product family.

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

        Gross margin for the first quarter of fiscal 2003 was 40.3%. This compares with gross margin of 45.8% in the corresponding period of fiscal 2002 which included $62.5 million of revenue and gross margin recognized from the Microsoft agreement. Excluding revenue from the Microsoft agreement, gross margin for the first quarter of fiscal 2002 would have been 35.1%. Gross margin improvements in the first quarter of fiscal 2003 are primarily attributable to decreases in manufacturing overhead expense due to the closure of our manufacturing facility in Switzerland and completion of the restructuring that was announced in the first quarter of fiscal 2002. The restructuring included the closure of our manufacturing facility in Switzerland and the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin improvements in the first quarter of fiscal 2003 were offset slightly due to the change in SGI Japan's status during the second quarter of fiscal 2002 to a distribution model, which negatively affects gross margin. Gross margin in the first quarter of fiscal 2002 was negatively impacted by an unfavorable product mix and inventory charges related to the 400 to 500 megahertz chip transition and a revaluation charge to reflect a significant reduction in the market value of memory, partially offset by gross margin improvements attained as a result of ending the Pentium® III-based product lines.

Operating Expenses

	Three Months Ended
(In millions)	Sept. 27, 2002	Sept. 28, 2001
Research and development	$43	$48
% of total revenue	18%	13%
Selling, general and administrative	$87	$141
% of total revenue	36%	37%
Other	$8	$32
% of total revenue	4%	9%

        Operating Expenses (excluding Other Operating Expense).    Operating expenses for the first quarter of fiscal 2003 declined 31% in absolute dollars, though increased as a percentage of total revenue, from 50% to 54%, compared with the corresponding period of fiscal 2002. The decline in all categories of operating expenses, in absolute dollars, is primarily due to lower headcount as a result of restructuring activities and attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues.

        Other Operating Expense.    Other operating expense for the first quarter of fiscal 2003 represents an $8 million charge for estimated restructuring costs associated with the fiscal 2003 restructuring plan. Other operating expense for the first quarter of fiscal 2002 represents a $32 million charge for estimated restructuring costs associated with the fiscal 2002 restructuring plan. See Note 7 to the Condensed Consolidated Financial Statements, "Other Operating Expense," for further information regarding these activities.

Interest and Other

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net for the first three months of fiscal 2003 improved compared with the corresponding period of fiscal 2002 primarily due to favorable exchange rate fluctuations for the first quarter of fiscal 2003 compared with the corresponding period of fiscal 2002, coupled with a loss on an investment in the first quarter of fiscal 2002 that did not recur in the corresponding period of fiscal 2003.

        Other Non-recurring (Expense) Income, Net.    Other non-recurring expense of $13 million for the first quarter of fiscal 2002 includes a charge for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and issuance of 8 million additional shares of common stock and a loss on the sale of corporate real estate.

        Taxes.    Our provision for income taxes for the first quarter of fiscal 2003 and fiscal 2002 arose principally from taxes currently payable in foreign jurisdictions.

Financial Condition

        At September 27, 2002, unrestricted cash and cash equivalents and marketable investments totaled $191 million compared with $218 million at June 28, 2002. Also, included in the balance sheet at September 27, 2002 and June 28, 2002 is approximately $49 million and $44 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

        Primarily as a result of net losses, operating activities used $8 million during the first three months of fiscal 2003 compared with using $34 million during the first three months of fiscal 2002. Adjusted to exclude the one-time receipt of $63 million from Microsoft resulting from the agreement involving a patent cross-license and the transfer of certain of SGI's non-core intellectual property rights, operating activities used $96 million during the first three months of fiscal 2002. To present cash flows from operating activities, net loss for the first quarter of fiscal year 2003 was adjusted for certain significant items. The first quarter of fiscal year 2003 net loss is adjusted to remove the impact of the $8 million restructuring charge. The first quarter of fiscal 2002 net loss is adjusted to remove the impact of the $32 million restructuring charge.

        Negative operating cash flow in the first quarter of fiscal 2003 was partially due to approximately $13 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring actions are expected to result in future cash outlays of approximately $33 million, about $13 million of which will occur in fiscal 2003 and will be funded through cash and cash equivalents. The negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with increased focus on customer cash collections. We have established cash management programs to actively manage the timing of collections and disbursements within normal business cycles.

        Investing activities, other than changes in available-for-sale and restricted investments, consumed $13 million in cash during the first quarter of fiscal 2003 compared with providing $15 million in cash during the first quarter of fiscal 2002. Principal investing activities in the first quarter of fiscal 2003 consisted of increases in prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $3 million, offset in part by proceeds received from the sale of land. The principal source of cash during the first quarter of fiscal 2002 was $26 million net cash proceeds received as a result of the sale of corporate real estate and fixed assets.

        There was no significant financing activity during the first three months of fiscal 2003. The principal financing activities during the first quarter of fiscal 2002 included $1 million in debt payments.

        At September 27, 2002, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $191 million. Based on our revenue outlook for the second quarter ended December 27, 2002 and the timing of one-time license and other payments, we will consume cash during the second quarter of fiscal 2003. As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies to improve our liquidity. Of course, re-establishing profitable operations is our ultimate goal. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our business, should be adequate to fund our projected cash flow needs.

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

        Revenue Recognition.    A majority of our revenue is derived from product sales which is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain of our revenue is generated from high performance systems that may include customer acceptance criteria and for which revenue is deferred until such acceptance is obtained. Our product revenue is derived from product sales that require estimates for sales returns and other allowances at the time of revenue recognition. These estimates are based on historical information, current economic trends and other factors. If the data used to calculate these estimates does not properly anticipate future returns and allowances, revenue could be misstated. To date, actual experience has been consistent with our estimates.

        Product Warranties. We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above.

        Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation for reasons such as a deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

        Manufacturing and Spares Inventory. We write down our inventory for estimated excess, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. At every balance sheet date, we perform an in depth excess and obsolete analysis of all manufacturing inventory parts on order and on hand based upon assumptions about future demand and current market conditions. For all spares inventory on hand, our analysis is based on assumptions about product life cycles, historical usage, current production status and installed base. Additional adjustments to inventory may be required if actual market conditions are less favorable than those projected by us during the analysis.

        Deferred Taxes. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income over the next three years, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable.

        Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals.

        Loss Contingencies. We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgements about the outcome of pending lawsuits and potential actions by third parties including government agencies.

        Long-Term Investments. We hold or have held investments in other companies which are accounted for under either the cost method or equity method of accounting and we monitor these investments for impairment on a periodic basis. Some of these companies are publicly traded and have volatile share prices, while many of these companies are not publicly traded and therefore the fair value may be difficult to determine. Many of our investments in non publicly traded companies represent emerging technology companies which are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon factors such as liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial health of and specific prospects for the company; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        Other Significant Accounting Policies. Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments, stock-based compensation and consolidation require difficult judgements on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 "Summary of Significant Accounting Policies" which discusses accounting policies that must be selected when there are acceptable alternatives.

Risks That Affect our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

        Continuing Losses and Impact on Working Capital. In recent years our continuing net losses, resulting mainly from declining revenues, have consumed cash resources, which we have mitigated to some extent through improved working capital management and the disposition of non-core assets. Operating activities consumed $8 million in cash during the first quarter of fiscal 2003, and at September 27, 2002 we had unrestricted cash and marketable investments of $191 million. We believe that the combination of our current resources and cash expected to be generated from our business will provide sufficient funding to allow us to meet our obligations during fiscal 2003. However, based on our revenue outlook for the second quarter ended December 27, 2002 and the timing of one-time license and other payments, we will consume cash during the second quarter of fiscal 2003. As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies to improve our liquidity. Because we have fewer opportunities than in the past to generate cash through the sales of non-core assets or other nonrecurring transactions, it will be especially important that we achieve our planned-for operating results, which will require that we reverse or at least reduce the rate of the revenue declines experienced in recent years. Failure to achieve our targets could cause significant changes in the terms on which we deal with our suppliers or could otherwise result in our having insufficient liquidity to manage our business.

        Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

        We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The credit facility matures in April 2003 and we currently intend to renew or replace this facility at maturity. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. From time to time, we also deposit additional cash, reflected in our restricted cash balances, to secure certain letters of credit or to address fluctuations within the quarter of eligible accounts receivable. At September 27, 2002, an additional $25 million was deposited for this purpose. We were not in compliance with the financial covenants in the first quarter of fiscal 2003 or the second, third and fourth quarters of fiscal 2002, which were waived by the lenders. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced it could have a significant impact on our working capital.

        Long-Term Convertible Debt Obligations. At September 27, 2002, we had $286 million in principal amount of convertible bonds outstanding, of which $230 million of senior notes are due on September 1, 2004 and $56 million of subordinated debentures are due in 2011. We are currently working with our advisers to develop a range of alternatives for meeting, restructuring or refinancing these obligations. There can be no assurance that we will generate sufficient cash resources to pay the principal on these bonds at maturity or that we will be able to effect a restructuring or refinancing at all or on terms that would not have dilutive or other negative effects on SGI and our stockholders.

        Period To Period Fluctuations. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for large-scale server products. Over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions, or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

        The present uncertainty in the economy has impacted the timing of buying decisions of our customers. Unless and until the economic environment becomes more positive it will be difficult for us to experience growth in revenue.

        Our stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. On October 24, 2002, we were notified by the NYSE that we are not in compliance with their requirement that listed securities trade at a minimum per share price of $1.00 when averaged over a 30 day trading period. If the Common Stock price fails to rise above this minimum threshold and if SGI fails to take action, such as a reverse stock split, to address this issue within a time frame acceptable to the NYSE, the Common Stock could be delisted from the exchange, which would impair the liquidity available to holders of the Common Stock.

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

        A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Robert Bishop, is an Australian citizen. However, these arrangements are subject to customer review and approval and periodic review by the Defense Security Service of the Department of Defense.

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

        Dependence On Partners and Suppliers. Our business has always involved close collaboration with partners and suppliers, including component suppliers, manufacturing partners and software application partners. However, the addition of scalable servers based on Itanium 2 processors and the Linux operating system in the second half of this fiscal year, will establish a new relationship with Intel as a potentially signficant supplier. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

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

        Employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales, marketing and management personnel. The uncertainties surrounding SGI's business prospects have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

Item 4. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and has proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments, if any, that may ultimately result from these examinations.

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

        During fiscal 2002, we reached an agreement on Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, originally filed on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California. Plaintiff filed claims for violation of provisions of the California Labor Code and a claim for violation of the Federal Fair Labor Standards Act (FLSA). After SGI removed the case to federal court based on the existence of a federal question, Plaintiff dismissed the FLSA claim and the matter was remanded to state court. On April 23, 2001, Plaintiff filed a further amended complaint adding a representative action under California Business and Professions Code section 17200. On June 21, 2002, the parties entered into a settlement agreement under which the complaint was dismissed as filed by Plaintiff but refiled as a representative action, brought by Plaintiff's counsel. The settlement outlines a process for identifying and resolving potential claims which is anticipated to be completed by the end of the calendar year 2002. However, there is no assurance that all claims will necessarily be resolved through this process.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

        None

(b)
Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ JEFFREY ZELLMER Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial)

	By:	/s/ KATHY LANTERMAN Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Robert R. Bishop, the principal executive officer of Silicon Graphics, Inc., certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Silicon Graphics, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
Our other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)
Our other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and
6)
Our other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

I, Jeffrey V. Zellmer, the principal financial officer of Silicon Graphics, Inc., certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Silicon Graphics, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
Our other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)
Our other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and
6)
Our other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer Senior Vice President and Chief Financial Officer

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
SILICON GRAPHICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SILICON GRAPHICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS