Form 10-Q
period 2002-12-27
SILICON GRAPHICS INC /CA/
filed 2003-02-11
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 27, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-2789662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Amphitheatre Pkwy., Mountain View, California 94043-1351
(Address of principal executive offices) (Zip Code)

(650) 960-1980
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

As of January 31, 2003 there were 202,059,262 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Onyx, Origin, IRIX and SGI are registered trademarks, and Altix, Octane2 Reality Center and Silicon Graphics Fuel are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. UNIX is a registered trademark of The Open Group, in the U. S. and other countries.  Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27, 2002	December 28, 2001(2)	December 27, 2002	December 28, 2001(2)

Product and other revenue	$156,877	$240,162	$290,360	$485,906
Service revenue	105,861	123,726	214,096	257,374
Total revenue	262,738	363,888	504,456	743,280

Costs and expenses:
Cost of product and other revenue	89,382	140,623	171,006	255,498
Cost of service revenue	59,156	76,646	121,811	167,408
Research and development	42,920	42,095	85,563	89,715
Selling, general and administrative	74,086	114,233	160,863	254,831
Other operating expense (recovery)(1)	5,817	(80)	14,261	32,032
Total costs and expenses	271,361	373,517	553,504	799,484

Operating loss	(8,623)	(9,629)	(49,048)	(56,204)

Interest and other income (expense), net	(7,448)	(3,699)	(8,008)	(11,218)
Other non-recurring income (expense), net	—	55,561	—	42,425
(Loss) income before provision (benefit) for income taxes	(16,071)	42,233	(57,056)	(24,997)

Income tax provision (benefit)	926	(7,079)	1,013	(5,027)

Net (loss) income	$(16,997)	$49,312	$(58,069)	$(19,970)

Net (loss) income per share – basic	$(0.08)	$0.26	$(0.29)	$(0.10)

Net (loss) income per share – diluted	$(0.08)	$0.24	$(0.29)	$(0.10)

Common shares outstanding – basic	200,748	192,956	200,212	192,490

Common shares outstanding – diluted	200,748	210,293	200,212	192,490

(1)                                  Represents charges for and changes in previously estimated restructuring and impairment costs.

(2)                                  We have adjusted our results for the periods ended December 28, 2001 from the amounts originally reported to reflect the reversal of a $5 million restructuring accrual and a $7 million deferred tax valuation allowance, which were no longer required following our sale of a 60% interest in SGI Japan. These adjustments have an offsetting impact on our fourth quarter results of fiscal 2002 and were reflected in Note 24 “Selected Quarterly Financial Data (Unaudited)” to our Annual Report on Form 10-K for fiscal 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 27, 2002	June 28, 2002

	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$177,856	$213,302
Short-term marketable investments	4,149	4,878
Short-term restricted investments	37,524	43,506
Accounts receivable, net	169,507	193,992
Inventories	82,118	109,410
Prepaid expenses and other current assets	60,062	66,525
Total current assets	531,216	631,613

Restricted investments	1,302	1,183
Property and equipment, net	128,980	160,282
Other assets	113,943	117,041
	$775,441	$910,119

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,306	$92,326
Accrued compensation	43,113	46,734
Income taxes payable	7,419	10,369
Deferred revenue	147,210	168,283
Other current liabilities	171,375	209,020
Current portion of long-term debt	16,697	10,216
Total current liabilities	462,120	536,948

Long-term debt	299,728	308,631
Other liabilities	121,582	119,181

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,452,384	1,450,829
Accumulated deficit	(1,524,853)	(1,466,181)
Treasury stock	(14,444)	(17,096)
Accumulated other comprehensive loss	(21,076)	(22,193)
Total stockholders’ deficit	(107,989)	(54,641)
	$775,441	$910,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	December 27, 2002	December 28, 2001

Cash Flows From Operating Activities:
Net loss	$(58,069)	$(19,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,225	98,790
Gain on sale of interest in SGI Japan	—	(63,723)
Loss on sale of real estate	4,687	3,816
Gain on sale of marketable investments	—	(1,713)
Restructuring charge	14,261	32,032
Other	(599)	(4,738)
Changes in operating assets and liabilities:
Accounts receivable	24,485	38,673
Inventories	21,557	28,180
Accounts payable	(16,020)	(44,847)
Accrued liabilities	(50,568)	(62,993)
Deferred revenue	(21,072)	(69,617)
Other assets and liabilities	6,464	(30,212)
Total adjustments	32,420	(76,352)

Net cash used in operating activities	(25,649)	(96,322)

Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	6,432	26,147
Proceeds from sale of interest in SGI Japan	—	90,705
Purchase of marketable investments	(449)	(828)
Proceeds from the maturities of marketable investments	1,178	—
Purchases of restricted investments	(113,851)	(266,732)
Proceeds from the maturities of restricted investments	119,715	277,795
Capital expenditures	(7,821)	(16,163)
Increase in other assets	(14,015)	(10,726)
Net cash (used in) provided by investing activities	(8,811)	100,198

Cash Flows From Financing Activities:
Payments of debt principal	(2,450)	(13,833)
Sale of SGI common stock	1,464	3,051
Net cash used in financing activities	(986)	(10,782)

Net decrease in cash and cash equivalents	(35,446)	(6,906)
Cash and cash equivalents at beginning of period	213,302	123,129
Cash and cash equivalents at end of period	$177,856	$116,223

The accompanying notes are an integral part of these condensed consolidated financial statements

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                   Basis of Presentation.

The condensed consolidated financial statements include the accounts of SGI and our wholly-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 filed with the Securities and Exchange Commission.

We have incurred net losses and negative cash flows from operations during each of the past three fiscal years. Primarily as a result of substantial business restructuring and expense reductions, we reduced our net loss and cash consumed from operations significantly from fiscal 2001 through to the second quarter of fiscal 2003. Through improved operational execution and the sale of certain assets, we also improved our cash position substantially during fiscal 2002. At December 27, 2002, we had unrestricted cash and marketable investments of $182 million, net working capital of $69 million and stockholders’ deficit of $108 million. While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months. We are committed to the successful execution of our operating plan and business turnaround, and will take steps, if necessary, to further restructure our business operations to reduce expenses and endeavor to improve working capital.

2.                   Inventories.

(In thousands)	December 27, 2002	June 28, 2002

Components and subassemblies	$46,040	$70,497
Work-in-process	21,704	19,442
Finished goods	6,812	8,682
Demonstration systems	7,562	10,789
Total inventories	$82,118	$109,410

3.                   Restricted Investments.

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in SGI’s name by major financial institutions.

4.                   Property and Equipment.

(In thousands)	December 27, 2002	June 28, 2002

Property and equipment, at cost	$592,132	$640,936
Accumulated depreciation and amortization	(463,152)	(480,654)
Property and equipment, net	$128,980	$160,282

5.                   Other Assets.

(In thousands)	December 27, 2002	June 28, 2002

Spare parts, net of accumulated amortization of $85,855 ($88,331 at June 28, 2002)	$51,614	$55,548
Equity investments	22,753	20,628
Software licenses, goodwill and other	39,576	40,865
	$113,943	$117,041

6.                   Goodwill.

At June 29, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The identification of our reporting units was determined per the guidelines in SFAS 142 and is consistent with our reportable segments as discussed in Note 12.  We completed step one of the transitional goodwill impairment test as of December 27, 2002, and found no impairment.  Since step one resulted in no impairment, no further testing of goodwill is necessary unless there is evidence of further impairment or events or changes in circumstances occur by the end of fiscal 2003 that would reduce the fair value of the reporting units containing goodwill below their carrying amounts. At June 29, 2002 we had goodwill with a carrying value of approximately $13 million.

According to SFAS 142, the results for the quarter ended December 28, 2001 have not been restated. The following table discloses a reconciliation of reported net loss and basic and diluted net loss per share to the amounts adjusted for exclusion of goodwill amortization:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001

Reported net (loss) income	$(16,997)	$49,312	$(58,069)	$(19,970)
Add:
Goodwill, net of tax	—	365	—	730
Adjusted net (loss) income	$(16,997)	$49,677	$(58,069)	$(19,240)
Reported net (loss) income per share – basic	$(0.08)	$0.26	$(0.29)	$(0.10)
Reported net (loss) income per share – diluted	$(0.08)	$0.24	$(0.29)	$(0.10)
Add:
Goodwill, net of tax	—	—	—	—
Adjusted net (loss) income per share – basic	$(0.08)	$0.26	$(0.29)	$(0.10)
Adjusted net (loss) income per share – diluted	$(0.08)	$0.24	$(0.29)	$(0.10)

7.                   Financing Arrangement.

Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable. At December 27, 2002, we have used our full capacity under this line to secure $49 million in letters of credit.  We have not used this facility for cash borrowings. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.5% at December 27, 2002) for cash advances and at 3.25% for letters of credit. The credit facility matures in April 2003 and we currently intend to renew or replace this facility at maturity.  See “Risks That Affect Our Business.” The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. We also deposit additional cash when eligible accounts receivable, which fluctuate, within the quarter, are below the level needed to secure our letters of credit.  At December 27, 2002, we had an additional $14 million deposited for this purpose, which is reflected in our restricted cash balance. The credit facility also contains financial and other covenants. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced, it could have a significant impact on our working capital.

8.                                      Guarantees.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee.  FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued.  FIN 45 disclosure requirements are effective for our fiscal quarter ended December 27, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

SGI, as the guarantor, enters into 4 categories of guarantees, namely financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability or equity security of the guaranteed party. Currently, we have issued guarantees: to cover rent on leased facilities and equipment; in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods; and to support payments in advance of future delivery on our goods and services. The majority of our guarantees within this category have terms no greater than one year.

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.  We had no outstanding performance guarantees at December 27, 2002 that are subject to the disclosure requirements of FIN 45.

Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability, or an equity security of the indemnified party.  Indemnifications include agreements to indemnify the guaranteed party for an adverse judgement in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Currently, we have issued indemnifications to cover potential exposure related to the imposition of additional taxes.  The term of an indemnification is based on the length of time required to settle the dispute.

Indirect guarantees include agreements between SGI and a lender requiring us to transfer funds to the lender upon the occurrence of specified events.  Indirect guarantees include SGI’s guarantee of our subsidiary’s debt to a third party and our subsidiary’s guarantee of the debt owed to a third party by either SGI or another subsidiary of SGI. This category of guarantees has terms that are consistent with those of the debt agreements.

The following table discloses our obligations under guarantees as of December 27, 2002:

(In thousands)	Maximum Potential Amount of Future Payments	Liability Carrying Amount	Assets Held as Collateral

Financial Guarantees	$56,557	$56,557	$28,501
Indemnifications	730	730	365
Indirect guarantees	8,506	8,506	—
Total	$65,793	$65,793	$28,866

The following table depicts product warranty activity during the first six months of fiscal 2003 (in thousands):

Balance at June 28, 2002	$8,958

New warranties issued	5,413

Warranty activity including changes in estimates	(7,135)

Balance at December 27, 2002	$7,236

9.                   Other Operating Expense.

Restructuring  In the first quarter of fiscal 2000, we announced and began to implement a restructuring program to better align our expenses with expected revenue levels. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below). This restructuring program included a reevaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 2001 operating plan and covered virtually all aspects of our products, operations and processes. The fiscal 2000 actions resulted in the elimination of approximately 1,100 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Severance payments and related charges of $66 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Fiscal 2000 restructuring actions also were comprised of vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and $7 million in exit costs, including costs to restore vacated facilities to their original condition. During fiscal

2000, we also reduced by $7 million our prior estimate of the total costs associated with a similar restructuring initiated in fiscal 1998. This adjustment primarily reflects a decrease in severance and related charges resulting from higher voluntary attrition and lower per person costs than we had estimated. During the second through fourth quarters of fiscal 2000, we further lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative reversal of approximately $37 million was recorded in fiscal 2000. This decrease relates primarily to lease obligations as we were able to settle these obligations on far more favorable terms than we had estimated due to extremely high demand at that time for facilities in Mountain View, California.

During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. As of March 31, 2001, we had eliminated all the positions covered by our estimate and paid all severance-related charges incurred in the fiscal 2000 restructuring.

During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions to further reduce our operating expenses to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which were eliminated as of March 29, 2002. Severance payments and related charges of $45 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. The cancellation of contracts associated with the fiscal 2001 actions resulted in charges of $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $5 million. The adjustment primarily reflected lower than estimated severance and related costs primarily due to the sale of our 60% interest in SGI Japan which resulted in a smaller reduction in staff than originally anticipated. As of December 27, 2002, all severance related charges were paid in relation to the fiscal 2001 restructuring and we determined that the remaining severance accrual associated with the fiscal 2001 restructuring activities was deemed unnecessary and recorded an adjustment of approximately $0.3 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs.

During fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions, all of which were eliminated as of June 28, 2002. Severance payments and related charges of $37 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. Our plans include vacating approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimate this will require ongoing lease payments of $5 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which were completed in December 2001. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2002 restructuring activities and recorded an adjustment of $1 million, which reflected lower than estimated severance and related costs. During the second quarter of fiscal 2003 we reduced our estimate of severance and related charges associated with the fiscal 2002 restructuring and recorded an adjustment of $0.7 million, which reflected lower than estimated severance and related costs attributable to higher than expected attrition.

During the fourth quarter of fiscal 2002, we announced and began to implement additional restructuring actions (fiscal 2003 restructuring plan) in an effort to further reduce our operating expense to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $4 million and elimination of approximately 100 positions across all levels and functions. In the first quarter of fiscal 2003 we continued the restructuring actions under the plan initiated in the fourth quarter of fiscal 2002. These actions resulted in additional aggregate charges of $8 million comprising the elimination of approximately 150 positions across all levels and functions. Severance payments and related charges of $5 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans include vacating approximately 52,000 square feet of leased facilities in the US, with lease terms expiring through fiscal 2007, which will require ongoing lease payments of $3 million.

During the second quarter of fiscal 2003 we continued implementing restructuring activities under the fiscal 2003 restructuring plan aimed at better aligning our operating expenses with the expected revenue levels. These actions resulted in aggregate charges of $7 million and the elimination of approximately 90 positions across all levels and functions in our overseas offices. Severance payments and related charges of $5 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans include vacating approximately 8,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2009. We estimate it will require ongoing lease payments of $2 million. In order to achieve the objectives of the fiscal 2003 restructuring plan, additional actions may be initiated throughout the remainder of fiscal 2003.

The remaining restructuring accrual balance of approximately $30 million at December 27, 2002 is expected to result in cash expenditures through fiscal 2003 for severance and related charges and canceled contracts and through fiscal 2010 for facilities related expenditures, net of estimated sublease income of $8.3 million.

Impairment As a result of the fiscal 2001 restructuring activities described above, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the Pentium III product line. In addition, we also recorded approximately $4 million in impairment charges for internally developed software projects that were discontinued in fiscal 2002 as a result of the functionality provided by the new enterprise resource planning system. The fair value and remaining carrying value of all of these assets at June 30, 2001 was immaterial.

As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $12 million of fixed assets held for disposal which includes a $7 million write-down for our Switzerland manufacturing facility that was closed during the second quarter.

As a result of the fiscal 2003 restructuring activities described above, we wrote down approximately $1 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the closed offices.

The following table depicts the restructuring activity during the first six months of fiscal 2003 (in thousands):

Category	Severance & Related Charges	Canceled Contracts	Vacated Facilities	Impairment	Total

Balance at June 28, 2002	$9,178	$1,418	$27,743	$—	$38,339
Additions—fiscal 2003 restructuring	4,921	29	2,776	718	8,444
Expenditures:
Cash	(9,302)	(165)	(3,997)		(13,464)
Non-cash				(718)	(718)
Balance at September 27, 2002	$4,797	$1,282	$26,522	$—	$32,601

Additions–fiscal 2003 restructuring	4,541	8	1,935	333	6,817
Adjustments:
(Decreases)	(1,000)	—	—	—	(1,000)
Expenditures:
Cash	(3,878)	(970)	(3,490)	—	(8,338)
Non-cash	—	—	—	(333)	(333)
Balance at December 27, 2002	$4,460	$320	$24,967	$—	$29,747

10.                (Loss) Earnings Per Share.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001

Net (loss) income available to common stockholders	$(16,997)	$49,312	$(58,069)	$(19,970)

Effect of dilutive securities:
Senior convertible notes	—	2,004	—	—
Adjusted net (loss) income available to common stockholders	$(16,997)	$51,316	$(58,069)	$(19,970)

Weighted average shares outstanding—basic	200,748	192,956	200,212	192,490
Employee stock options and restricted shares	—	5,006	—	—
Senior convertible notes	—	12,331	—	—
Weighted average shares outstanding—diluted	200,748	210,293	200,212	192,490

Net (loss) income per share – basic	$(0.08)	$0.26	$(0.29)	$(0.10)
Net (loss) income per share – diluted	$(0.08)	$0.24	$(0.29)	$(0.10)

Potentially dilutive securities excluded from computations because they are anti-dilutive	17,241	1,449	17,135	16,583

11.                Comprehensive Loss.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001

Net (loss) income	$(16,997)	$49,312	$(58,069)	$(19,970)
Change in unrealized loss on available-for-sale investments	—	—	—	(165)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	1,335	—	2,637
Change in unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(150)	11	1,276	(124)
Foreign currency translation gain (loss) adjustments	282	(1,816)	(159)	549
Comprehensive income (loss)	$(16,865)	$48,842	$(56,952)	$(17,073)

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	December 27, 2002	June 28, 2002

Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(693)	$(1,969)
Foreign currency translation adjustments	(20,383)	(20,224)
Accumulated other comprehensive loss	$(21,076)	$(22,193)

12.                Segment Information.

SGI provides products, services and solutions for use in high-performance computing, visualization and the management of large-scale complex data to customers in the scientific, technical and creative communities. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products to enable our customers to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center™ immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

The Server segment’s current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment’s systems include the SGI® Onyx® family of graphics systems and the SGI® Origin® family of high-performance servers.  This segment also includes prior generations of graphics systems and high-performance servers available through our Remarketed Products Group. Our servers are high-performance supercomputing systems designed for technical computing applications. Our servers are also used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

The Workstation segment’s current products include the Silicon Graphics Fuel™, and Octane2™ workstations, along with prior generations of workstations available through our Remarketed Products Group. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

Expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the reportable segments and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias|Wavefront, as well as certain corporate-level revenue and expenses are not allocated and are included in “Other” in the reconciliation of reported revenue and operating profit.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

Information on reportable segments is as follows (in thousands):

Three Months Ended

Six Months Ended

	Servers	Workstations	Global Services	Servers	Workstations	Global Services
December 27, 2002:
Revenue from external customers	$107,258	$40,934	$98,171	$192,620	$82,711	$198,868
Segment (loss) profit	$(14,611)	$(17,883)	$30,996	$(55,144)	$(32,124)	$57,246

December 28, 2001:
Revenue from external customers	$145,146	$84,492	$117,421	$259,895	$143,521	$242,246
Segment (loss) profit	$(25,223)	$(5,199)	$31,419	$(84,367)	$(36,875)	$48,092

Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Revenue:
Total reportable segments	$246,363	$347,059	$474,199	$645,662
Other	16,375	16,829	30,257	97,618
Total SGI consolidated	$262,738	$363,888	$504,456	$743,280

Operating loss:
Total reportable segments	$(1,498)	$997	$(30,022)	$(73,150)
Other	(1,308)	(625)	(4,765)	71,178
Restructuring and Impairment	(5,817)	80	(14,261)	(32,032)
Enterprise Resource Planning implementation expense	—	(10,081)	—	(22,200)
Total SGI consolidated	$(8,623)	$(9,629)	$(49,048)	$(56,204)

Note 13. Sale of Interest in SGI Japan

On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of SGI Japan, Ltd. for an aggregate purchase price of 11.5 billion Japanese yen, yielding approximately $91 million in net proceeds. The net proceeds exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $68 million. The total gain in this transaction, after recognition of the debt reduction (see below) and transaction-related costs, was approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. The remaining $10 million has been recorded as deferred revenue and will be recognized as revenue over three years as we fulfill product orders from SGI Japan under a long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Also as part of this transaction, SGI’s current yen-denominated debt held by a financial institution, which would have otherwise matured in December 2001, was restructured and is now owed to SGI Japan, maturing in quarterly installments from September 2002 through December 2004. The result of this debt restructuring was to reduce the outstanding balance at December 28, 2001 from $50 million to $37 million. SGI’s debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan’s results in its financial statements but instead records its proportionate share of SGI Japan’s earnings as non-operating income in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded with a quarter lag.

14.                Reclassifications.

We have reclassified certain prior year amounts on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements to conform to the current year presentation.

15.                Recent Accounting Pronouncements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The adoption of SFAS 144 had no significant impact on our consolidated financial statements for the six months ended December 27, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this SFAS is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized in future periods as certain events occur rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. Contract termination costs under Statement 146 would be recognized and measured at their fair value when an entity terminates the contract in accordance with the contract terms. Contract costs that will continue to be incurred under a contract for its remaining term without economic benefit to an entity would be recognized and measured at their fair value when the entity ceases using the right conveyed by the contract, for example, the right to use a leased property. Under SFAS 146, a liability for future lease obligations, reduced by actual or estimated sublease rentals, would be recognized and measured at its fair value at the cease-use date, rather than being accrued at the date of an entity’s commitment to an exit plan under Issue 94-3. Consistent with SFAS 146, we will adopt the provisions effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies the requirements for a guarantor’s accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, we have adopted the disclosure requirements in this Form 10-Q and will adopt the provisions effective for guarantees issued or modified after December 31, 2002 in our fiscal quarter ending March 28, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition & Disclosure”— an Amendment of  SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 related to interim financial information are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. In accordance with SFAS 148, we will comply with the new disclosure requirements in our fiscal quarter ending March 28, 2003.

16.                Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. We expect this process to be completed by the end of fiscal 2003, at which time the complaint will be dismissed.  However, we do not expect all claims to be resolved through this process.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and has proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments, if any, that may ultimately result from these examinations.

In December 2002, we reached an agreement with the U.S. Department of Justice to settle export licensing issues related to the sale of four deskside computers in 1996 to a Russian government laboratory.  These exports were made on the basis of a customer representation that the computers were to be used for civilian research, including environmental analysis and remediation in one of the most polluted areas of the world.  However, because the export was made to a government-operated facility involved in both civil and non-civil activities in Russia, SGI agreed in this settlement that it should have applied for an export license.  Under the settlement, we entered a guilty plea to two violations of export licensing requirements and paid a fine of $500,000 for each violation.  On January 6, 2003, the settlement was approved by a federal court.

At the same time, we finalized a settlement with the U.S. Department of Commerce for administrative claims related to the same matter and agreed to pay fines totaling $182,000.  Under the settlement, the Department of Commerce will review certain shipments by the company to Russia for a period of three years.  The fine also relates to administrative and paperwork violations in connection with sales to several other countries, which were identified and disclosed by us to the Department of Commerce as a result of internal compliance reviews.  The settlements conclude the Departments of Justice and Commerce investigations.

We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, and future profitability, our expectations for newly introduced products and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, headcount reductions and the expected impact on our business of legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; ability to achieve profitable operations or limit losses; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI Altix family of servers and superclusters, and storage offerings based on our CXFS shared file system; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and legal compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation ; and other factors including those listed under the heading “Risks That Affect Our Business.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events or otherwise. The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including business transition and other risks discussed under the heading “Risks That Affect Our Business” and elsewhere in this report. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations

(Numbers may not add due to rounding) (In millions, except per share amounts)	Three Months Ended		Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Total revenue	$263	$364	$504	$743
Cost of revenue	149	217	293	423
Gross profit	114	147	211	320
Gross profit margin	43.5%	40.3%	42.0%	43.1%
Total operating expenses	123	156	261	376
Operating loss	(9)	(10)	(49)	(56)
Interest and other income (expense), net	(7)	(4)	(8)	(11)
Other non-recurring income (expense), net	—	56	—	42
(Loss) income before (benefit) provision for income taxes	(16)	42	(57)	(25)
Net (loss) income	$(17)	$49	$(58)	$(20)
Net (loss) income per share – basic	$(0.08)	$0.26	$(0.29)	$(0.10)
Net (loss) income per share – diluted	$(0.08)	$0.24	$(0.29)	$(0.10)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 12 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.

Revenue for the second quarter and first six months of fiscal 2003 decreased $101 million or 28% and $239 million or 32%, respectively, compared with the corresponding periods of fiscal 2002.  Revenue for the first six months of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights. Excluding the Microsoft revenue, revenue for the first six months of fiscal 2003 decreased $176 million or 26% compared with the corresponding period of fiscal 2002. The decline in revenue from fiscal 2002 to fiscal 2003 reflects the continued economic slowdown and a significant downturn in IT spending, strong competition from much larger companies and products based on faster processors, the impact of no longer consolidating the revenue of SGI Japan and other factors discussed below that affected particular product families. We expect the factors mentioned above will continue to have an adverse impact on our revenue levels going forward.

The following table presents total revenue by reportable segment:

(Numbers may not add due to rounding)	Three Months Ended		Six Months Ended
$ in millions	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Servers	$107	$145	$193	$260
% of total revenue	41%	40%	38%	35%
Workstations	$41	$84	$83	$144
% of total revenue	16%	23%	16%	19%
Global Services	$98	$117	$199	$242
% of total revenue	37%	32%	40%	33%
Other	$16	$17	$30	$98
% of total revenue	6%	5%	6%	13%

Server revenue for the second quarter and first six months of fiscal 2003 decreased $38 million or 26% and $67 million or 26%, respectively, compared with the corresponding period of fiscal 2002. The decreases primarily reflect a decline of 46% and 51%, respectively, in high-performance servers in the second quarter and first six months of fiscal 2003 compared with the corresponding periods of fiscal 2002, offset in part by a significant increase in revenue from visualization systems in each period reflecting the introduction of enhanced product offerings. These declines reflect delays in the acquisition of technology by private sector businesses concerned about the economy, as well as competitive factors, including processor speeds, the suitability of low-cost cluster solutions for certain application segments, and the timely release of key software applications on the IRIX® operating system.  We recently introduced the SGI Altix™ 3000 family of servers and supercomputers and the SGI Origin 3900, the newest enhancement to the SGI Origin 3000 family of high-performance servers, both of which we expect will improve our competitive positioning. See “Risks That Affect Our Business.”

Workstation revenue for the second quarter and first six months of fiscal 2003 decreased $43 million or 51% and $61 million or 42%, respectively, compared with the corresponding period of fiscal 2002. These decreases are primarily attributable to the continuing decline in the UNIX® workstation market.

Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the second quarter and first six months of fiscal 2003 decreased $19 million or 16% and $43 million or 18%, respectively, compared with the corresponding period of fiscal 2002. These decreases are primarily attributable to declines in our traditional customer support revenue, which is being affected by a lower volume of system sales and, to a lesser extent, declines in our professional services revenue as a result of the restructuring of our service organization.

Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias/Wavefront. Other revenue for the first six months of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights. Excluding the Microsoft revenue, other revenue for the second quarter and first six months of fiscal 2003 remained relatively consistent as a percentage of total revenue.

Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first six months of fiscal 2002 was: Servers—38%, Workstations—21%, Global Services—36% and Other—5%.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Six Months Ended
Area	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Americas	$163	$223	$322	$472
Europe	68	83	117	152
Rest of World	32	58	65	119
Total revenue	$263	$364	$504	$743

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
Area	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Americas	62%	61%	64%	64%
Europe	26%	23%	23%	20%
Rest of World	12%	16%	13%	16%

Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first six months of fiscal 2002 is as follows: Americas—$410 million or 60%; Europe—$152 million or 22%; and Rest of World—$119 million or 18%. In terms of absolute dollars, decreases in revenue were experienced across all regions primarily due to lower volumes.

Our consolidated backlog at December 27, 2002 was $133 million, down from $143 million at September 27, 2002. The decline in backlog was primarily attributable to the workstations segment due to the continuing decline in our UNIX workstation market.  From a geographic perspective, backlog declined in the Americas, offset in part by improvements in both Europe and Rest of World.  Backlog is comprised of committed purchase orders for products and professional services deliverable within six to nine months, depending on the product family.

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

Gross margin for the second quarter and the first six months of fiscal 2003 increased from 40.3% to 43.5% and declined slightly from 43.1% to 42.0%, respectively, compared with the corresponding periods of fiscal 2002.  Excluding the $62.5 million in revenue recognized from the Microsoft agreement in the first quarter of fiscal 2002, gross margin was 37.9% in the first six months of fiscal 2002. Gross margin improvements in the second quarter and first six months of fiscal 2003 are primarily attributable to decreases in manufacturing overhead expense due to the December 2001 closure of our manufacturing facility in Switzerland and completion of the restructuring that was announced in the first quarter of fiscal 2002. In addition to the Switzerland manufacturing facility closure the restructuring also included the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin improvements in the first six months of fiscal 2003 were offset slightly due to the change in SGI Japan’s status during the second quarter of fiscal 2002 to a distribution model, which negatively affects gross margin.

Operating Expenses

	Three Months Ended		Six Months Ended
$ in millions	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Research and development	$43	$42	$86	$90
% of total revenue	16.3%	11.6%	17.0%	12.1%
Selling, general and administrative	$74	$114	$161	$255
% of total revenue	28.2%	31.4%	31.9%	34.3%
Other	$6	$—	$14	$32
% of total revenue	2.2%	—%	2.8%	4.3%

Operating Expenses (excluding Other Operating Expense).  Compared with the corresponding periods of fiscal 2002, operating expenses for the second quarter and the first six months of fiscal 2003 declined in absolute dollars 25% and 28%, respectively, and increased as a percentage of total revenue from 43% to 44.5% and from 46.3% to 48.9%, respectively. The decrease in operating expenses in absolute dollars is primarily due to lower headcount as a result of restructuring activities, attrition and other expense control measures.  This decline also includes an $8.5 million reduction in a previously accrued expense as the result of the December 2002 settlement of U.S. export licensing issues on favorable terms.  Operating expenses in the second quarter of fiscal 2002 were reduced due to the mid-quarter sale of 60% of our interest in SGI Japan. Excluding revenue associated with the Microsoft agreement in the first quarter of fiscal 2002, research and development expense for the first six months of fiscal 2002 rose to 13% as a percentage of revenue, while selling, general and administrative expense was 37% of total revenue.  The first six months of fiscal 2002 operating expenses also includes $22 million of charges associated with the implementation of an enterprise resource planning system that were not incurred in the corresponding period of fiscal 2003.

Other Operating Expense.  Other operating expense for the first six months of fiscal 2003 represents a $14 million charge for estimated restructuring costs associated with the fiscal 2003 restructuring plan. Other operating expense for the first six months of fiscal 2002 represents a $32 million charge for estimated restructuring costs associated with the fiscal 2002 restructuring plan. See Note 8 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest income and other, net for the first six months of fiscal 2003 improved in comparison to the corresponding period of fiscal 2002 mainly due to favorable exchange rate fluctuations for the first six months of fiscal 2003 compared with the corresponding period of fiscal 2002, which was slightly offset by a loss on the sale of land in first half of fiscal 2003 and higher interest expense coupled with lower interest income in the first half of fiscal 2003 compare with first half of fiscal 2002.

Other Non-recurring (Expense) Income, Net. We did not have other non-recurring income or expense in the first six months of fiscal 2003. Other non-recurring income of  $56 million and $42 million, respectively, in the second quarter and first six months of fiscal 2002 was primarily comprised of a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, a total charge of $21 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock recognized in the first and second quarters of fiscal 2002, and a $4 million loss on the sale of a building recognized in the first quarter.

Taxes. Our provision for income taxes for the first six months of fiscal 2003 and 2002 arose principally from net taxes currently payable in foreign jurisdictions and alternative minimum tax currently payable in the US.

Financial Condition

At December 27, 2002, unrestricted cash and cash equivalents and marketable investments totaled $182 million compared with $218 million at June 28, 2002. Also, included in the balance sheet at December 27, 2002 and June 28, 2002 is approximately $39 million and $44 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

Primarily as a result of net losses, operating activities used $26 million during the first six months of fiscal 2003 compared with using $96 million during the first six months of fiscal 2002. Adjusted to exclude the one-time receipt of $63 million from Microsoft resulting from the agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights, operating activities used $159 million during the first six months of fiscal 2002. To present cash flows from operating activities, net losses for both the first six months of fiscal years 2002 and 2003 were adjusted as follows. The first half of fiscal year 2003 net loss is adjusted to remove the impact of the $14 million restructuring charge. The first six months of fiscal 2002 net loss is adjusted to remove the impact of the $32 million restructuring charge and the impact of the $64 million gain from the sale of the 60% interest in SGI Japan mentioned above.

Negative operating cash flow in the first half of fiscal 2003 was partially due to approximately $22 million in cash payments for employee severance, contractual obligations, and vacated facilities related to our restructuring plans included in accrued liabilities on our condensed consolidated statement of cash flows. These restructuring actions are expected to result in future cash outlays of approximately $30 million, of which approximately  $9 million  will occur throughout fiscal 2003 and will be funded by existing balances of cash and cash equivalents. The negative operating cash flows for the first six months of fiscal 2003 were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with increased focus on customer cash collections. We have established cash management programs to seek to actively manage the timing of collections and disbursements within normal business cycles.

Investing activities, other than changes in available-for-sale and restricted investments, consumed $15 million in cash during the first six months of fiscal 2003 compared with providing $90 million in cash during the corresponding period of fiscal 2002. Principal investing activities in the first half of fiscal 2003 consisted of increases in prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of

$8 million, offset in part by proceeds received from the sale of land. The principal source of cash during the first six months of fiscal 2002 was $91 million net cash proceeds received as a result of the sale of a 60% interest in SGI Japan and $26 million in cash received from the sale of corporate real estate and fixed assets.

Financing activities used $1 million during the first six months of fiscal 2003 compared with using $11 million during the corresponding period of fiscal 2002. The principal financing activities during the first half of fiscal 2003 included $3 million in debt payments, partially offset by $1 million in proceeds from the issuance of stock through employee stock purchase plan and employee stock options. The principal financing activities in the first half of fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland, partially offset by $3 million in proceeds from employee stock purchase plan share issuance and employee stock option exercises.

At December 27, 2002, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $182 million. Based on our revenue outlook for the third quarter ended March 28, 2003, we will consume cash during the third quarter of fiscal 2003. As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies in an effort to improve our liquidity. Of course, re-establishing profitable operations is our ultimate goal. We are committed to the successful execution of our business turnaround, and will take steps if necessary to further restructure our business operations to reduce expenses. While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months.  See “Risk Factors that Affect Our Business.”

Future payments due under debt and lease obligations excluding restructuring as of December 27, 2002 are as follows (in thousands):

Fiscal year ended	2003	2004	2005	2006	2007	Thereafter	Total

10% loan payable to SGI Japan due Dec 2004 (payable in quarterly installments)	$8,463	$16,773	$12,580	$—	$—	$—	$37,816
5.25% Senior Convertible Notes due Sep 2004	—	—	230,591	—	—	—	230,591
6.125% Convertible Subordinated Debentures due Feb 2011	—	—	—	—	5,026	51,750	56,776
Non-cancelable operating leases	24,429	46,481	42,388	31,636	26,481	129,922	301,337
Total	$32,892	$63,254	$285,559	$31,636	$31,507	$181,672	$626,520

Critical Accounting Policies and Estimates

SGI’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; product returns; bad debts; inventories; warranty obligations; impairment of long-lived assets and intangibles; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition.  A majority of our revenue is derived from product sales which are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain of our revenue is generated from high performance systems that may include customer acceptance criteria and for which revenue is deferred until such acceptance is obtained. A small portion of our product revenue is derived from product sales that require estimates for sales returns and other allowances at the time of revenue recognition. These estimates are based on historical information, current economic trends and other factors. If the data used to calculate these estimates does not properly anticipate future returns and allowances, revenue could be misstated. To date, actual experience has been consistent with our estimates.

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

Manufacturing Inventory and Spare Parts. We write down our manufacturing inventory for estimated excess, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. At every balance sheet date, we perform an in depth excess and obsolete analysis of all manufacturing inventory parts on order and on hand based upon assumptions about future demand and current market conditions. For all spare parts on hand, our analysis is based on assumptions about product life cycles, historical usage, current production status and installed base. Additional adjustments to manufacturing inventory and parts may be required if actual market conditions are less favorable than those projected by us during the analysis.

Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation for reasons such as a deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5, “Accounting for Contingencies”. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals.

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

Long-Term Investments. We hold or have held investments in other companies, which are accounted for under either the cost method or equity method of accounting and we monitor these investments for indicators of impairment. Some of these companies are publicly traded and have volatile share prices, while many of these companies are not publicly traded and therefore the fair value may be difficult to determine. Many of our investments in non-publicly traded companies represent emerging technology companies which are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon factors such as liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial health of and specific prospects for the company; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Significant Accounting Policies. Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments, stock-based compensation and consolidation require difficult judgements on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 “Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for fiscal 2002 which discusses accounting policies that must be selected when there are acceptable alternatives.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of these risks.

Continuing Losses and Impact on Working Capital. In recent years our continuing net losses, resulting mainly from declining revenues, have consumed cash resources, which we have mitigated to some extent through improved working capital management and the disposition of non-core assets. Operating activities consumed $26 million in cash during the first six months of fiscal 2003, and at December 27, 2002 we had unrestricted cash and marketable investments of $182 million.  While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months. However, based on our revenue outlook for the third quarter ending March 28, 2003, we expect to consume cash during the third quarter of fiscal 2003. As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies to endeavor to maintain or improve our liquidity. Because we have fewer opportunities than in the past to generate cash through the sales of non-core assets or other nonrecurring transactions, it will be especially important that we reverse or reduce the rate of revenue declines we have experienced and achieve our planned-for operating results. Failure to achieve our targets could cause significant changes in the terms on which we deal with our suppliers or could otherwise result in our having insufficient liquidity to manage our business.

Given our credit rating, if we should need to obtain short-term borrowings, there can be no assurance that such borrowings would be available or could be obtained at reasonable rates and on reasonable terms. The inability to obtain such borrowings could have a material adverse impact on our operations, financial condition and liquidity.

We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The credit facility matures in April 2003 and we currently intend to renew or replace this facility at maturity. The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. We also deposit additional cash when eligible accounts receivable, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At December 27, 2002, we had an additional $14 million deposited for these purposes. We obtained waivers of compliance with the covenants of this facility from the lenders in the first quarter of fiscal 2003 and the second, third and fourth quarters of fiscal 2002. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced it could have a significant impact on our working capital.

Long-Term Convertible Debt Obligations. At December 27, 2002, we had $288 million in principal amount of convertible bonds outstanding, of which $231 million of senior notes are due on September 1, 2004 and $57 million are subordinated debentures due in 2011. As we do not currently have sufficient cash to repay these senior notes at maturity in 2004, we are currently working with our advisers to develop a range of alternatives for restructuring or refinancing these obligations. There can be no assurance that we will be able to effect a restructuring or refinancing at all or on terms that would not have dilutive or other negative effects on SGI and our stockholders.

Period To Period Fluctuations. Our operating results may fluctuate for a number of reasons. Delivery cycles are typically short, other than for large-scale server products. Over half of each quarter’s product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions, or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue including the mix of configurations within these product categories.

The present uncertainty in the economy has impacted the timing of buying decisions of our customers. Unless and until the economic environment becomes more positive it will be difficult for us to experience growth in revenue.

Our stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. On October 24, 2002, we were notified by the NYSE that we were not in compliance with their requirement that listed securities trade at a minimum per share price of $1.00 when averaged over a 30 day trading period.  Our stock price has subsequently recovered to above the $1.00 level, but if it were to decline again we could be faced with the prospect of having our listing on the NYSE terminated, which would adversely affect the liquidity of the market for our Common Stock.

Government Business.  A significant portion of our revenue is derived from sales to the United States government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts for its convenience.  A portion of our government business also requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

In December 2002, we reached agreements with the U.S. Departments of Commerce and Justice to settle civil and criminal export licensing issues related to the sale of four deskside computers in 1996 to a Russian government laboratory, as well as administrative claims related to sales to other countries.  We have initiated communication with the principal U.S. government customer agency that initially reviewed these matters in 1997.  We plan to work closely with our key customers to share the facts of this case and to explain the enhanced export compliance program that we have put in place.  Although there can be no assurance that the settlement will not have an adverse effect on our U.S. government business, we do not believe the settlement should have a significant impact on revenues or important customer relationships.

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

SGI Altix Family of Servers and Superclusters.  In January 2003 we introduced the SGI Altix 3000 family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system.  Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; and competition from other suppliers of Intel-based servers.  There can be no assurance that this new product line will achieve market acceptance.

Dependence On Partners and Suppliers. Our business has always involved close collaboration with partners and suppliers, including component suppliers, manufacturing partners and software application partners. However, the addition the Altix family of servers establishes a new relationship with Intel as a potentially significant supplier. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux®, is a key factor to our business success.

Export Regulation.  Our sales to foreign customers are subject to export regulations, and sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce.  Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

The Swiss authorities are also investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed during the second quarter of fiscal 2002. We believe that these matters will be resolved without a significant adverse effect on our business.

Employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales, marketing and management personnel. The uncertainties surrounding SGI’s business prospects have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. This process is anticipated to be completed by the end of fiscal 2003, at which time the complaint will be dismissed.  However, we do not expect all claims to be resolved through this process.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and has proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments, if any, that may ultimately result from these examinations.

In December 2002, we reached an agreement with the U.S. Department of Justice to settle export licensing issues related to the sale of four deskside computers in 1996 to a Russian government laboratory.   These exports were made on the basis of a customer representation that the computers were to be used for civilian research, including environmental analysis and remediation in one of the most polluted areas of the world.  However, because the export was made to a government-operated facility involved in both civil and non-civil activities in Russia, SGI agreed in this settlement that it should have applied for an export license.  Under the settlement, we entered a guilty plea to two violations of export licensing requirements and paid a fine of $500,000 for each violation.  On January 6, 2003, the settlement was approved by a federal court.

At the same time, we finalized a settlement with the U.S. Department of Commerce for administrative claims related to the same matter and agreed to pay fines totaling $182,000.  Under the settlement, the Department of Commerce will review certain shipments by the company to Russia for a period of three years.  The fine also relates to administrative and paperwork violations in connection with sales to several other countries, which were identified and disclosed by us to the Department of Commerce as a result of internal compliance reviews.  The settlements conclude the Departments of Justice and Commerce investigations.

We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on SGI’s financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)                 SGI held its Annual Meeting of Stockholders on December 12, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)                                 SGI’s Board of Directors is divided into three classes serving staggered terms of office. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Charles A. Steinberg was re-elected and Lewis S. Edelheit and Robert M. White were elected as Directors at the meeting.  The Directors whose terms of office continued after the meeting are James A. McDivitt, Arthur L. Money and Robert R. Bishop. The Board adopted an amendment to the bylaws to increase the number of directors to seven effective October 22, 2002.

(c)                                  The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, were as indicated.

1.                                       To elect two Class I Directors, each for a three year term, and one Class III Director to serve for a one year term.

Class I Directors

Charles A. Steinberg:	For: 170,704,065	Withheld: 7,153,155

Lewis S. Edelheit:	For: 174,126,782	Withheld: 3,730,438

Class III Director

Robert M. White:	For: 172,035,976	Withheld: 5,821,244

2.                                       To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 27, 2003.

For: 172,637,223	Against: 5,033,317	Abstain: 186,680

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

A Form 8-K was filed on January 3, 2003 to report that the Company had reached an agreement with the Departments of Justice and Commerce to enter into the settlements described in Part II - Item 1 “Legal Proceedings” above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2003	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer
Senior Vice President and Chief Financial Officer (Principal Financial)

	By:	/s/ Kathy Lanterman
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

b)                                     Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Robert R. Bishop
Robert R. Bishop
Dated: February 7, 2003	Chairman and Chief Executive Officer

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

b)                                     Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Jeffrey V. Zellmer
Jeffrey V. Zellmer
Dated: February 7, 2003	Senior Vice President and Chief Financial Officer