Form 10-Q
period 2003-03-28
SILICON GRAPHICS INC /CA/
filed 2003-05-12
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 28, 2003.

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

Yes  ☒    No  ☐

As of May 2, 2003 there were 204,337,064 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Onyx, Origin, IRIX and SGI are registered trademarks, and Altix, Octane2, Silicon Graphics Fuel, CSFX and Reality Center are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. UNIX is a registered trademark of The Open Group, in the U. S. and other countries.  Intel and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U. S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002(2)

Product and other revenue	$113,233	$199,095	$403,593	$685,001
Service revenue	103,894	114,509	317,990	371,883
Total revenue	217,127	313,604	721,583	1,056,884

Costs and expenses:
Cost of product and other revenue	75,528	109,855	246,534	365,353
Cost of service revenue	61,118	70,358	182,929	237,766
Research and development	44,911	43,093	130,474	132,808
Selling, general and administrative	80,247	100,106	241,110	354,937
Other operating expense, net(1)	3,200	10,512	17,461	42,544
Total costs and expenses	265,004	333,924	818,508	1,133,408

Operating loss	(47,877)	(20,320)	(96,925)	(76,524)

Interest and other income (expense), net	(2,395)	657	(10,403)	(10,561)
Other non-recurring income (expense), net	—	(2,400)	—	40,025
Loss before benefit for income taxes	(50,272)	(22,063)	(107,328)	(47,060)

Income tax benefit	(15,285)	(32,400)	(14,272)	(37,427)

Net (loss) income	$(34,987)	$10,337	$(93,056)	$(9,633)

Net (loss) income per share – basic	$(0.17)	$0.05	$(0.46)	$(0.05)

Net (loss) income per share – diluted	$(0.17)	$0.05	$(0.46)	$(0.05)

Common shares outstanding – basic	201,990	196,372	200,805	193,784

Common shares outstanding – diluted	201,990	202,484	200,805	193,784

(1)                                  Represents charges for and changes in previously estimated restructuring and impairment costs.

(2)                                  We have adjusted our results for the nine month period ended March 29, 2002 from the amounts originally reported in our Quarterly Report on Form 10-Q for the period ended December 28, 2001 to reflect the reversal of a $5 million restructuring accrual and a $7 million deferred tax valuation allowance in the quarter ended December 27, 2002, which were no longer required following our November 2001 sale of a 60% interest in SGI Japan. These adjustments have an offsetting impact on our fourth quarter results of fiscal 2002 and were reflected in Note 24 “Selected Quarterly Financial Data (Unaudited)” to our Annual Report on Form 10-K for fiscal 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2003	June 28, 2002
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$140,847	$213,302
Short-term marketable investments	470	4,878
Short-term restricted investments	49,559	43,506
Accounts receivable, net	138,248	193,992
Inventories	86,511	109,410
Prepaid expenses and other current assets	60,617	66,525
Total current assets	476,252	631,613

Restricted investments	1,421	1,183
Property and equipment, net	121,684	160,282
Other assets	111,101	117,041
	$710,458	$910,119

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$85,723	$92,326
Accrued compensation	40,915	46,734
Income taxes payable	8,957	10,369
Deferred revenue	150,746	168,283
Other current liabilities	144,129	209,020
Current portion of long-term debt	16,651	10,216
Total current liabilities	447,121	536,948

Long-term debt	295,743	308,631
Other liabilities	110,063	119,181

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,452,442	1,450,829
Accumulated deficit	(1,565,178)	(1,466,181)
Treasury stock	(8,988)	(17,096)
Accumulated other comprehensive loss	(20,745)	(22,193)
Total stockholders’ deficit	(142,469)	(54,641)
	$710,458	$910,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	March 28, 2003	March 29, 2002

Cash Flows From Operating Activities:
Net loss	$(93,056)	$(9,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,630	130,609
Gain on sale of interest in SGI Japan	—	(63,723)
Loss on sale of real estate	4,687	3,816
Gain on sale of marketable investments	—	(1,713)
Restructuring charge	17,461	42,544
Other	(464)	(5,268)
Changes in operating assets and liabilities:
Accounts receivable	55,744	73,699
Inventories	15,009	56,253
Accounts payable	(6,603)	(38,500)
Accrued liabilities	(91,684)	(138,999)
Deferred revenue	(17,537)	(57,029)
Other assets and liabilities	5,909	(38,031)
Total adjustments	55,152	(36,342)

Net cash used in operating activities	(37,904)	(45,975)

Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	6,432	26,147
Proceeds from sale of interest in SGI Japan	—	90,705
Purchases of marketable investments	(449)	(2,125)
Proceeds from the maturities of marketable investments	4,857	—
Purchases of restricted investments	(165,704)	(355,413)
Proceeds from the maturities of restricted investments	159,413	371,940
Capital expenditures	(14,163)	(21,561)
Increase in other assets	(19,929)	(10,714)
Net cash (used in) provided by investing activities	(29,543)	98,979

Cash Flows From Financing Activities:
Payments of debt principal	(6,615)	(13,833)
Sale of SGI common stock	1,607	4,742
Net cash used in financing activities	(5,008)	(9,091)
Net decrease in cash and cash equivalents	(72,455)	43,913
Cash and cash equivalents at beginning of period	213,302	123,129
Cash and cash equivalents at end of period	$140,847	$167,042

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

We have incurred net losses and negative cash flows from operations during each of the past three fiscal years and the first nine months of fiscal 2003. Primarily as a result of substantial business restructuring and expense reductions, we reduced our net loss and cash consumed from operations significantly from fiscal 2001. At March 28, 2003, we had unrestricted cash and marketable investments of $141 million, net working capital of $29 million and stockholders’ deficit of $142 million. While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months. We are committed to the successful execution of our operating plan and business turnaround, and will take steps to further restructure our business operations to reduce expenses, and endeavor to improve working capital.

2.                                      Stock-Based Compensation.

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. Currently we account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table depicts the effect on net (loss) income and net (loss) income per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation”:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net (loss) income	$(34,987)	$10,337	$(93,056)	$(9,633)

Net (loss) income per share – basic and diluted	$(0.17)	$0.05	$(0.46)	$(0.05)

Stock-based employee compensation expense, net of tax effect, included in net (loss) income above	$58	$340	$208	$1,706

Stock-based employee compensation expense calculated under fair value based method for all awards, net of tax effect	$1,872	$3,068	$6,751	$11,092

Pro forma net (loss) income	$(36,801)	$7,609	$(99,599)	$(19,019)

Pro forma net (loss) income per share – basic and diluted	$(0.18)	$0.04	$(0.50)	$(0.10)

We estimated the fair value of our options using the Black-Scholes option valuation model, which is one of the several methods that can be used to estimate options values. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility, and changes in the subjective input assumptions can materially affect the fair value estimates. Weighted average stock price volatility for fiscal 2003 is 122% compared with the weighted average volatility for fiscal 2002 of 108%, which is consistent with high market fluctuations in value of our publicly traded stock.

3.                                      Inventories.

(In thousands)	March 28, 2003	June 28, 2002

Components and subassemblies	$44,171	$70,497
Work-in-process	17,101	19,442
Finished goods	14,140	8,682
Demonstration systems	11,099	10,789
Total inventories	$86,511	$109,410

4.                                      Restricted Investments.

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.  See Notes 8 and 9 to the Condensed Consolidated Financial Statements, “Financing Arrangement” and “Guarantees,” respectively, for further information regarding assets held as collateral.  Restricted investments pledged as collateral are held in SGI’s name by major financial institutions.

5.                                      Property and Equipment.

(In thousands)	March 28, 2003	June 28, 2002

Property and equipment, at cost	$584,030	$640,936
Accumulated depreciation and amortization	(462,346)	(480,654)
Property and equipment, net	$121,684	$160,282

6.                                      Other Assets.

(In thousands)	March 28, 2003	June 28, 2002

Spare parts, net of accumulated amortization of $83,773 ($88,331 at June 28, 2002)	$48,279	$55,548
Equity investments	23,123	20,628
Software licenses, goodwill and other	39,699	40,865
	$111,101	$117,041

7.                                      Goodwill.

At June 29, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The identification of our reporting units was determined per the guidelines in SFAS 142 and is consistent with our reportable segments as discussed in Note 13.  We completed step one of the transitional goodwill impairment test as of December 27, 2002, and found no impairment.  Since step one resulted in no impairment, no further testing of goodwill is necessary unless there is evidence of further impairment or events or changes in circumstances occur by the end of fiscal 2003 that would reduce the fair value of the reporting units containing goodwill below their carrying amounts. No such event or changes occurred in the third quarter of fiscal 2003. At June 29, 2002, we had goodwill with a carrying value of approximately $13 million.

According to SFAS 142, the results for the three and nine months ended March 29, 2002 have not been restated. The following table discloses a reconciliation of reported net (loss) income and basic and diluted net (loss) income per share to the amounts adjusted for exclusion of goodwill amortization:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Reported net (loss) income	$(34,987)	$10,337	$(93,056)	$(9,633)
Add:
Goodwill, net of tax	—	365	—	1,095
Adjusted net (loss) income	$(34,987)	$10,702	$(93,056)	$(8,538)
Reported net (loss) income per share – basic and diluted	$(0.17)	$0.05	$(0.46)	$(0.05)
Add:
Goodwill, net of tax	—	—	—	0.01
Adjusted net (loss) income per share – basic and diluted	$(0.17)	$0.05	$(0.46)	$(0.04)

8.                                      Financing Arrangement.

Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable. At March 28, 2003, we have used our full capacity under this line to secure $49 million in letters of credit.  We have not used this facility for cash borrowings. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.5% at March 28, 2003) for cash advances and at 3.25% for letters of credit.  The facility is currently secured by U.S. accounts receivable and inventory, the pledge of certain intellectual property and a $7 million cash deposit. We also deposit additional cash when eligible accounts receivable, which fluctuate within the quarter, are below the level needed to secure our letters of credit.  At March 28, 2003, we had an additional $29 million deposited for this purpose, which is reflected in our restricted cash balance. The credit facility also contains financial and other covenants. We obtained waivers of compliance with the covenants of this facility from the lenders in the first and third quarters of fiscal 2003 and the second, third and fourth quarters of fiscal 2002.

Our asset-based credit facility matured in April 2003.  Upon maturity, we renewed this credit facility for a two year term maturing in April 2005, subject to acceleration upon various events of default, including if we do not successfully extend the maturity of at least 90% of our senior convertible notes due 2004 on or before March 5, 2004. The facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, and the pledge of certain intellectual property. We are currently using our full capacity under this line to secure letters of credit in the same manner as under the previous arrangement. This obligation bears interest payable monthly at the prime rate plus 0.25% for cash advances and at 2.0% for letters of credit. The credit facility contains financial and other covenants similar in nature to that of the previous facility.  In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived, or if the facility matures and is not renewed or replaced, it could have a significant impact on our working capital. See “Risks That Affect Our Business.”

9.                                      Guarantees.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee.  FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued.  FIN 45 disclosure requirements are effective starting our fiscal quarter ended December 27, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

SGI, as the guarantor, enters into 4 categories of guarantees, namely financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability or equity security of the guaranteed party. Currently, we have issued guarantees: to cover rent on leased facilities and equipment; in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods; and to support payments in advance of future delivery on our goods and services.  The majority of our guarantees within this category have terms no greater than one year.

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.   We had no outstanding performance guarantees at March 28, 2003 that are subject to the disclosure requirements of FIN 45.

Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability, or an equity security of the indemnified party.  Indemnifications include agreements to indemnify the guaranteed party for an adverse judgement in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Currently, we have issued indemnifications to cover potential exposure related to the imposition of additional taxes.  The term of an indemnification is based on the length of time required to settle the dispute.

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

The following table discloses our obligations under guarantees as of March 28, 2003:

(In thousands)	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial Guarantees	$56,549	$56,549
Indemnifications	1,864	1,481
Indirect guarantees	6,421	—
Total	$64,834	$58,030

The following table depicts product warranty activity during the first nine months of fiscal 2003 (in thousands):

Balance at June 28, 2002	$8,958

New warranties issued	7,758

Warranty activity including changes in estimates	(10,232)

Balance at March 28, 2003	$6,484

10.                               Other Operating Expense.

Restructuring  In the first quarter of fiscal 2000, we announced and began to implement a restructuring program to better align our expenses with expected revenue levels. These actions resulted in aggregate charges of $145 million (before the effect of the adjustments noted below). This restructuring program included a re-evaluation of our core competencies, technology roadmap and business model, as well as development of our fiscal 2001 operating plan and covered virtually all aspects of our products, operations and processes. The fiscal 2000 actions resulted in the elimination of approximately 1,100 positions, writing down certain operating assets, vacating certain leased facilities and canceling certain contracts. Severance payments and related charges of $66 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Fiscal 2000 restructuring actions also were comprised of vacating approximately 1,500,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $26 million until subleases could be arranged and $7 million in exit costs, including costs to restore vacated facilities to their original condition. During fiscal 2000, we also reduced by $7 million our prior estimate of the total costs associated with a similar  restructuring initiated in fiscal 1998.  This adjustment primarily reflects a decrease in severance and related charges resulting from higher attrition and lower per person costs than we had estimated. During the second through fourth quarters of fiscal 2000, we further lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative reversal of approximately $37 million was recorded in fiscal 2000. This decrease relates primarily to lease obligations, as we were able to settle these obligations on far more favorable terms than we had estimated due to extremely high demand at that time for facilities in Mountain View, California.

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

During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions to further reduce our operating expenses to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which were eliminated as of March 29, 2002. Severance payments and related charges of

$45 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. The cancellation of contracts associated with the fiscal 2001 actions resulted in charges of $2 million. Our plans include vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimate this will require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $5 million. The adjustment primarily reflected lower than estimated severance and related costs primarily due to the sale of our 60% interest in SGI Japan which resulted in a smaller reduction in staff than originally anticipated. As of December 27, 2002, all severance related charges were paid in relation to the fiscal 2001 restructuring and we determined that the remaining severance accrual associated with the fiscal 2001 restructuring activities was unnecessary and recorded an adjustment of approximately $0.3 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs. During the third quarter of 2003, we lowered our estimate of the facilities costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $0.2 million, which  primarily reflected a new sublease deal negotiated for one of the closed offices.

During fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions, all of which were eliminated as of June 28, 2002. Severance payments and related charges of $37 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. Our plans include vacating approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimate this will require ongoing lease payments of $5 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which were completed in December 2001. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2002 restructuring activities and recorded an adjustment of $1 million, which reflected lower than estimated severance and related costs. During the second quarter of fiscal 2003 we reduced our estimate of severance and related charges associated with the fiscal 2002 restructuring and recorded an adjustment of $0.7 million, which reflected lower than estimated severance and related costs attributable to higher than expected attrition. As of March 28, 2003, all severance related charges were paid in relation to the fiscal 2002 restructuring and we determined that the remaining severance accrual associated with the fiscal 2002 restructuring activities was unnecessary and recorded an adjustment of approximately $0.8 million. The adjustment primarily reflects lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs.

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

During the second quarter of fiscal 2003 we continued implementing restructuring activities under the fiscal 2003 restructuring plan. These actions resulted in aggregate charges of $7 million and the elimination of approximately 90 positions across all levels and functions in our overseas offices. Severance payments and related charges of $5 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans include vacating approximately 8,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2009. We estimate it will require ongoing lease payments of $2 million.

During the third quarter of fiscal 2003 we initiated additional restructuring activities under the fiscal 2003 restructuring plan. These actions resulted in aggregate charges of $4 million and elimination of approximately 130 positions across all levels and functions. Severance payments and related charges of $4 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. These actions were accounted for in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002.

The remaining restructuring accrual balance of approximately $25 million at March 28, 2003 is expected to result in cash expenditures of approximately $5 million through the fourth quarter of fiscal 2003 for severance and related charges and facilities related expenditures, and approximately $20 million through fiscal 2010 for facilities related expenditures, net of estimated sublease income of $5 million.

Impairment As a result of the fiscal 2001 restructuring activities described above, we wrote down approximately $10 million of fixed assets, primarily associated with leasehold improvements and associated furniture and fixtures held for disposal. We wrote down approximately $6 million related to canceled projects and demonstration units as a result of the decision to discontinue the Pentium III product line. In addition, we also recorded approximately $4 million in impairments charges for internally developed software projects that were discontinued in fiscal 2002 as a result of the functionality provided by the new enterprise resource planning system. The fair value and remaining carrying value of all of these assets at June 30,

2001 was immaterial.

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

The following table depicts the restructuring activity during the first nine months of fiscal 2003 (in thousands):

Category	Severance & Related Charges	Canceled Contracts	Vacated Facilities	Impairment	Total

Balance at June 28, 2002	$9,178	$1,418	$27,743	$—	$38,339
Additions—fiscal 2003 restructuring	4,921	29	2,776	718	8,444
Expenditures:
Cash	(9,302)	(165)	(3,997)		(13,464)
Non-cash				(718)	(718)
Balance at September 27, 2002	$4,797	$1,282	$26,522	$—	$32,601

Additions—fiscal 2003 restructuring	4,541	8	1,935	333	6,817
Adjustments:
(Decreases)	(1,000)	—	—	—	(1,000)
Expenditures:
Cash	(3,878)	(970)	(3,490)	—	(8,338)
Non-cash	—	—	—	(333)	(333)
Balance at December 27, 2002	$4,460	$320	$24,967	$—	$29,747

Additions—fiscal 2003 restructuring	4,194	—	—	—	4,194
Adjustments:
(Decreases)	(750)	—	(244)	—	(994)
Expenditures:
Cash	(5,143)	(320)	(2,906)	—	(8,369)
Non-cash	—	—	—	—	—
Balance at March 28, 2003	$2,761	$—	$21,817	$—	$24,578

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the total amount of severance and related charges for each reportable segment incurred in the third quarter of fiscal 2003 is presented in the following table (in thousands):

Category	Servers	Workstations	Global Services	Total

Additions—fiscal 2003 restructuring:
Severance & Related Charges	$1,791	$822	$1,581	$4,194

11.                               (Loss) Earnings Per Share.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net (loss) income	$(34,987)	$10,337	$(93,056)	$(9,633)

Weighted average shares outstanding—basic	201,990	196,372	200,805	193,784
Employee stock options and restricted shares	—	6,112	—	—
Weighted average shares outstanding—diluted	201,990	202,484	200,805	193,784

Net (loss) income per share – basic	$(0.17)	$0.05	$(0.46)	$(0.05)
Net (loss) income per share – diluted	$(0.17)	$0.05	$(0.46)	$(0.05)

Potentially dilutive securities excluded from computations because they are anti-dilutive	18,545	13,781	17,264	17,686

12.                               Comprehensive Loss.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net (loss) income	$(34,987)	$10,337	$(93,056)	$(9,633)
Change in unrealized loss on available-for-sale investments	—	—	—	(165)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	2,637
Change in unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	155	(256)	1,431	(380)
Foreign currency translation gain adjustments	176	599	17	1,147
Comprehensive income (loss)	$(34,656)	$10,680	$(91,608)	$(6,394)

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	March 28, 2003	June 28, 2002

Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(538)	$(1,969)
Foreign currency translation adjustments	(20,207)	(20,224)
Accumulated other comprehensive loss	$(20,745)	$(22,193)

13.                               Segment Information.

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

The Server segment’s current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment’s systems include the SGI® Onyx® family of graphics systems and the SGI® Altix™ and Origin® family of high-performance servers. This segment also includes prior generations of graphics systems and high-performance servers available through our Remarketed Products Group. Our servers are high-performance supercomputing systems designed for technical computing applications. Our servers are also used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

The Workstation segment’s current products include the Silicon Graphics Fuel™ and Octane2™ workstations along with prior generations of workstations available through our Remarketed Products Group. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

Information on reportable segments is as follows (in thousands):

Three Months Ended

Nine Months Ended

	Servers	Workstations	Global Services	Servers	Workstations	Global Services
March 28, 2003:
Revenue from external customers	$73,550	$32,741	$95,857	$266,170	$115,452	$294,725
Segment (loss) profit	$(43,378)	$(22,960)	$24,131	$(98,522)	$(55,084)	$81,377

March 29, 2002:
Revenue from external customers	$136,085	$50,412	$109,389	$395,979	$193,933	$351,636
Segment (loss) profit	$(18,756)	$(18,500)	$30,107	$(103,123)	$(55,374)	$78,199

Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Revenue:
Total reportable segments	$202,148	$295,886	$676,347	$941,548
Other	14,979	17,718	45,236	115,336
Total SGI consolidated	$217,127	$313,604	$721,583	$1,056,884

Operating loss:
Total reportable segments	$(42,207)	$(7,149)	$(72,229)	$(80,298)
Other	(2,470)	(2,659)	(7,235)	68,518
Restructuring and Impairment	(3,200)	(10,512)	(17,461)	(42,544)
Enterprise Resource Planning implementation expense	—	—	—	(22,200)
Total SGI consolidated	$(47,877)	$(20,320)	$(96,925)	$(76,524)

14.                               Sale of Interest in SGI Japan.

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

15.                               Reclassifications.

 We have reclassified certain prior year amounts on the Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements to conform to the current year presentation.

16.                               Recent Accounting Pronouncements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The adoption of SFAS 144 had no significant impact on our consolidated financial statements for the nine months ended March 28, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized in future periods as certain events occur rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. Contract termination costs under SFAS 146 would be recognized and measured at their fair value when an entity terminates the contract in accordance with the contract terms. Contract costs that will continue to be incurred under a contract for its remaining term without economic benefit to an entity would be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract, for example, the right to use a leased property. Under SFAS 146, a liability for future lease obligations, reduced by actual or estimated sublease rentals, would be recognized and measured at its fair value at the cease-use date, rather than being accrued at the date of an entity’s commitment to an exit plan under Issue 94-3. We adopted the provisions of SFAS 146 in connection with the restructuring activities in the three months ended March 28, 2003.

In November 2002, the FASB issued the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies the requirements for a guarantor’s accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, we have adopted all disclosure requirements in this Form 10-Q. We have applied the recognition provisions of Interpretations 45 prospectively to guarantees issued after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables, which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF 00-21 on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition & Disclosure” — an Amendment of  SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 related to interim financial information are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Consistent with the Statement, we have adopted all disclosure requirements in this Form 10-Q.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The provision of Interpretation No. 46 is effective for all variable interest entities created before February 1, 2003. We have not yet determined the impact of the adoption of Interpretation No. 46 on our results of operations or financial position. If we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

17.                               Legal Proceedings.

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

We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. We are in discussions with several parties that have asserted intellectual property infringement claims.  There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

18.                               Subsequent Event.

In April 2003, we filed a registration statement and a tender offer statement with other related documents with the Securities and Exchange Commission for an exchange offer for our 5.25% Senior Convertible Notes due September 2004. We are offering to exchange up to $230 million principal amount of our existing 5.25% Senior Convertible Notes due 2004 for either (a) new 11.75% Senior Notes due July 2009 or (b) new 6.50% Senior Convertible Notes due July 2009. The new notes will be issued in principal amounts equal to the principal amounts of existing notes tendered. The maximum principal amount of 6.50% Senior Convertible Notes that we will issue in this exchange offer is $120 million. If more than $120 million of the principal amount of the existing notes is tendered in exchange for the 6.50% Senior Convertible Notes, we will allot the 6.50% Senior Convertible Notes to be issued on a pro rata basis. Existing notes not exchanged for 6.50% Senior Convertible Notes because of proration will be exchanged for 11.75% Senior Notes. The 6.50% Senior Convertible Notes to be issued by us will be convertible into our Common Stock at $3.00 per share. The 11.75% Senior Notes are not convertible.

The purpose of the exchange offer is to offer holders of the existing notes an increase in yield and (in the case of the 6.50% Senior Convertible Notes) a decrease in the conversion price of their investment in return for an extension of the maturity.

The exchange offer is subject to the satisfaction or waiver of several conditions, including that a minimum of 90% of the principal amount of the existing notes has been validly tendered and not withdrawn. Highfields Capital, a holder of approximately $68 million in principal amount of existing notes, has agreed to tender and not to withdraw its notes in exchange for 11.75% Senior Notes.

The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. We anticipate completing the exchange offer in the fourth quarter of fiscal 2003. We have not yet determined the impact of the adoption of the exchange offer on our results of operations or financial position.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; ability to achieve profitable operations or limit losses; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI® Altix™ family of servers and superclusters, and storage offerings based on our CXFS™ shared file system; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and legal compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors including those listed under the heading “Risks That Affect Our Business.”

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

Results of Operations

(Numbers may not add due to rounding) (In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Total revenue	$217	$314	$722	$1,057
Cost of revenue	137	180	429	603
Gross profit	80	133	292	454
Gross profit margin	37.1%	42.5%	40.5%	42.9%
Total operating expenses	128	154	389	530
Operating loss	(48)	(20)	(97)	(77)
Interest and other income (expense), net	(2)	1	(10)	(11)
Other non-recurring income (expense), net	—	(2)	—	40
(Loss) income before (benefit) provision for income taxes	(50)	(22)	(107)	(47)
Net (loss) income	$(35)	$10	$(93)	$(10)
Net (loss) income per share – basic	$(0.17)	$0.05	$(0.46)	$(0.05)
Net (loss) income per share – diluted	$(0.17)	$0.05	$(0.46)	$(0.05)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 13 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.

Revenue for the third quarter and first nine months of fiscal 2003 decreased $97 million or 31% and $335 million or 32%, respectively, compared with the corresponding periods of fiscal 2002.  Revenue for the first nine months of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights. Excluding the Microsoft revenue, revenue for the first nine months of fiscal 2003 decreased $273 million or 27% compared with the corresponding period of fiscal 2002. The decline in revenue from fiscal 2002 to fiscal 2003 reflects the continued economic slowdown and a significant downturn in IT spending, strong competition from much larger companies and products based on faster processors, the impact of no longer consolidating the revenue of SGI Japan and other factors discussed below that affected particular product families. We expect the factors mentioned above will continue to have an adverse impact on our revenue levels going forward.

The following table presents total revenue by reportable segment:

(Numbers may not add due to rounding)	Three Months Ended		Nine Months Ended
$ in millions	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Servers	$74	$136	$266	$396
% of total revenue	34%	43%	37%	38%
Workstations	$33	$50	$115	$194
% of total revenue	15%	16%	16%	18%
Global Services	$96	$109	$295	$352
% of total revenue	44%	35%	41%	33%
Other	$15	$18	$45	$115
% of total revenue	7%	6%	6%	11%

Server revenue for the third quarter and first nine months of fiscal 2003 decreased $62 million or 46% and $130 million or 33%, respectively, compared with the corresponding period of fiscal 2002. The decrease primarily reflects a decline of 54% and 47%, respectively, in high-performance servers and a decline of 42% and 2%, respectively in visualization systems in the third quarter and first nine months of fiscal 2003. These declines reflect delays in the acquisition of technology by private sector businesses concerned about the economy, as well as competitive factors, including processor speeds, the suitability of low-cost cluster solutions for certain application segments, and the timely release of key software applications on the IRIX® operating system.  We recently introduced the SGI Altix 3000 family of servers and supercomputers and the SGI Origin 3900, the newest enhancement to the SGI Origin 3000 family of high-performance servers, both of which we expect will improve our competitive positioning. See “Risks That Affect Our Business.”

Workstation revenue for the third quarter and first nine months of fiscal 2003 decreased $17 million or 34% and $79 million or 41%, respectively, compared with the corresponding periods of fiscal 2002. These decreases are primarily attributable to the continuing decline in the UNIX® workstation market.

Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the third quarter and first nine months of fiscal 2003 decreased $13 million or 12% and $57 million or 16%, respectively, compared with the corresponding periods of fiscal 2002. These decreases are primarily attributable to declines in our traditional customer support revenue, which is being affected by a lower volume of system sales.

Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias|Wavefront. Other revenue for the first nine months of fiscal 2002 included a one-time receipt of $63 million from Microsoft Corporation resulting from an agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights. Excluding the Microsoft revenue, other revenue for the third quarter and first nine months of fiscal 2003 remained relatively consistent as a percentage of total revenue.

Adjusted to exclude the Microsoft revenue, revenue by reportable segment as a percentage of total revenue for the first nine months of fiscal 2002 was: Servers—40%, Workstations—20%, Global Services—35% and Other—5%.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Nine Months Ended
Area	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Americas	$129	$192	$451	$662
Europe	58	75	176	229
Rest of World	30	47	95	166
Total revenue	$217	$314	$722	$1,057

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
Area	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Americas	60%	61%	63%	63%
Europe	27%	24%	24%	22%
Rest of World	13%	15%	13%	15%

Adjusted to exclude the Microsoft revenue, geographic revenue in absolute dollars and as a percentage of total revenue for the first nine months of fiscal 2002 is as follows: Americas—$599 million or 60%; Europe—$229 million or 23%; and Rest of World—$166 million or 17%. In terms of absolute dollars, decreases in revenue were experienced across all regions primarily due to lower volumes.

Our consolidated backlog at March 28, 2003 was $137 million, up slightly from $133 million at December 27, 2002. The slight increase in backlog was primarily attributable to the server segment, offset in part by declines in the workstations segment due to the continuing decline in our UNIX workstation market.  From a geographic perspective, backlog improved in the Americas, offset in part by declines in both Europe and Rest of World.  Backlog is comprised of committed purchase orders for products and professional services deliverable within six to nine months, depending on the product family.

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

Gross margin for the third quarter and first nine months of fiscal 2003 as compared with the corresponding periods of fiscal 2002 declined from 42.5% to 37.1% and from 42.9% to 40.5% respectively.  The decline in gross margin for the third quarter of fiscal 2003 reflects a shift in product mix to lower margin products compared with the product mix in the corresponding period of fiscal 2002 and a charge against the value of workstation inventory related to a lower sales forecast for such products.  Excluding the $63 million in revenue recognized from the Microsoft agreement in the first quarter of fiscal 2002, gross margin was 39.3% in the first nine months of fiscal 2002. The improvement in gross margin is primarily attributable to decreases in manufacturing overhead expense due to the December 2001 closure of our manufacturing facility in Switzerland and completion of the restructuring that was announced in the first quarter of fiscal 2002. In addition to the Switzerland manufacturing facility closure the restructuring also included the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin improvements in the first nine months of fiscal 2003 were offset slightly due to the change in SGI Japan’s status during the second quarter of fiscal 2002 to a distribution model, which negatively affects gross margin.

Operating Expenses

	Three Months Ended		Nine Months Ended
$ in millions	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Research and development	$45	$43	$130	$133
% of total revenue	20.7%	13.7%	18.1%	12.6%
Selling, general and administrative	$80	$100	$241	$355
% of total revenue	37.0%	31.9%	33.4%	33.6%
Other	$3	$11	$17	$43
% of total revenue	1.5%	3.4%	2.4%	4.0%

Operating Expenses (excluding Other Operating Expense).  Compared with the corresponding periods of fiscal 2002, operating expenses for the third quarter and first nine months of fiscal 2003 declined in absolute dollars 13% and 24%, respectively, and increased as a percentage of total revenue from 46% to 58% and from 46% to 52%, respectively. The decrease in operating expenses in absolute dollars for both periods compared is primarily due to lower headcount as a result of restructuring activities, attrition and other expense control measures.  The increase in research and development cost for the third quarter of fiscal 2003 compared with the corresponding period of fiscal 2002 is primarily due to new product introductions.  The decline for nine months also includes an $8.5 million reduction in a previously accrued expense as the result of the December 2002 settlement of U.S. export licensing issues.  Operating expenses in the second and third quarter of fiscal 2002 were reduced due to the sale of 60% of our interest in SGI Japan in the second quarter of fiscal 2002. Excluding revenue associated with the Microsoft agreement in the first quarter of fiscal 2002, research and development expense for the first nine months of fiscal 2002 rose to 13% as a percentage of revenue, while selling, general and administrative expense was 36% of total revenue.  The nine months of fiscal 2002 operating expenses also includes $22 million of charges associated with the implementation of an enterprise resource planning system that were not incurred in the corresponding period of fiscal 2003.

Other Operating Expense.  Other operating expense for the first nine months of fiscal 2003 represents a $17 million charge for estimated restructuring costs associated with the fiscal 2003 restructuring plan. Other operating expense for the first nine months of fiscal 2002 represents a $43 million charge for estimated restructuring costs associated with the fiscal 2002 restructuring plan. See Note 10 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest income and other, net for the first nine months of fiscal 2003 declined in comparison to the corresponding period of fiscal 2002 mainly due to lower interest income as a result of lower invested cash balances coupled with lower yield and higher interest expense related to our financing arrangement.

Other Non-recurring (Expense) Income, Net. We did not have other non-recurring income or expense in the first nine months of fiscal 2003. Other non-recurring income, net of $40 million for the first nine months of fiscal 2002 is primarily comprised of a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, partially offset by a charge of $24 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock, and a $4 million loss on the sale of a building recognized in the first quarter of fiscal 2002.

Taxes. Our net benefit for income taxes of $15 million and $14 million for the third quarter and first nine months of fiscal 2003, repsectively, arose principally from a reduction in prior period tax contingencies in foreign jurisdictions, partially offset by net income taxes payable in foreign jurisdictions. Our net benefit for income taxes for the first nine months of fiscal 2002 arose principally from a change in the U.S. income tax laws during the quarter ended March 29, 2002 related to extending carry-backs for net operating losses. This resulted in a U.S. income tax refund receivable of approximately $30 million. This refund was offset in part by various provisions for income taxes payable in foreign jurisdictions.

Financial Condition

At March 28, 2003, unrestricted cash and cash equivalents and marketable investments totaled $141 million compared with $218 million at June 28, 2002. Also included in the balance sheet at March 28, 2003 and June 28, 2002 is approximately $51 million and $45 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

Primarily as a result of net losses, operating activities used $38 million during the first nine months of fiscal 2003 compared with using $46 million during the first nine months of fiscal 2002. The fiscal 2002 figure includes the one-time receipt of $63 million from Microsoft under an agreement involving a patent cross-license and the transfer of certain of SGI’s non-core intellectual property rights.  To present cash flows from operating activities, net losses for the first nine months of fiscal years 2002 and 2003 were adjusted as follows: for the fiscal 2003 period to remove the impact of the $17 million restructuring charge and for the fiscal 2002 period to remove the impacts of the $43 million restructuring charge and $64 million gain from the sale of the 60% interest in SGI Japan mentioned above.

Negative operating cash flow in the first nine months of fiscal 2003 was partially due to approximately $30 million in cash payments for employee severance, contractual obligations, and vacated facilities related to our restructuring plans included in accrued liabilities on our condensed consolidated statement of cash flows. These restructuring actions are expected to result in additional future cash outlays of approximately $25 million, of which approximately $5 million will occur in the fourth quarter of fiscal 2003. The negative operating cash flows for the first nine months of fiscal 2003 were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with increased focus on customer cash collections. We have cash management programs to seek to actively manage the timing of collections and disbursements within normal business cycles.

Investing activities, other than changes in available-for-sale and restricted investments, consumed $28 million in cash during the first nine months of fiscal 2003 compared with providing $85 million in cash during the prior year period. Principal investing activities in the first nine months of fiscal 2003 consisted of increases in prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $14 million, offset in part by proceeds received from the sale of land. The principal source of cash during the first nine months of fiscal 2002 was $91 million net cash proceeds received as a result of the sale of a 60% interest in SGI Japan and $26 million in cash received from the sale of corporate real estate and fixed assets.

Financing activities used $5 million during the first nine months of fiscal 2003 compared with using $9 million during the prior year period. Principal financing activities during the first nine months of fiscal 2003 included $7 million in debt payments, partially offset by $2 million in proceeds from the issuance of stock through employee stock purchase plan and employee stock options. The principal financing activities in the first nine months of fiscal 2002 included the retirement of a $14 million mortgage on our manufacturing facility in Switzerland partially offset by $5 million in proceeds from employee stock purchase plan share issuance and employee stock option exercises.

At March 28, 2003, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $141 million. Based on our revenue outlook, we expect to consume cash during the fourth quarter of fiscal 2003. As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies in an effort to improve our liquidity. Re-establishing profitable operations is our ultimate goal. We are committed to the successful execution of our business turnaround, and will take steps to further restructure our business operations to reduce expenses. While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months.  See “Risk Factors That Affect Our Business.”

An additional source of liquidity is our asset-based credit facility with Foothill Capital Corporation, which we renewed and amended in April 2003 and under which we can borrow up to $50 million.  At March 28, 2003 the prior facility was collateralized with $36 million of restricted cash to secure our $49 million utilization of the line for letters of credit.  Available credit under the amended facility is now based on a broader definition of eligible accounts receivable, which we believe will substantially reduce the need for cash collateral.

The Foothill facility contains financial and other covenants.  We were not in compliance under the previous facility for the third quarter of fiscal 2003, but received a waiver of noncompliance.  The renewed facility will expire in April 2005, subject to acceleration upon various events of default, including if we do not successfully extend the maturity of at least 90% of our senior convertible notes due 2004 on or before March 5, 2004.

On April 21, 2003 we began an exchange offer with respect to our $230 million outstanding principal amount of senior convertible notes due September 1, 2004.  We are offering to exchange for these notes an equal principal amount of, at the bondholder’s election, 6.50% senior convertible notes due 2009 or 11.75% nonconvertible senior notes due 2009, provided that we will not be required to issue more than $120 million principal amount of senior convertible notes.  The purpose of the exchange offer is to offer holders an increase in yield (and, in the case of the new convertible notes, a reduced conversion price) in return for an extension of the maturity.  The exchange offer is conditioned on, among other things, the valid tender of at least 90% of the outstanding notes.  If we are unable to complete the exchange offer there is a substantial risk that uncertainty about our ability to repay or refinance the notes could erode customer confidence, which would have a material adverse effect on our business.

Future principal payments due under debt and lease obligations including restructuring as of March 28, 2003 are as follows (in thousands):

Fiscal year ended	2003	2004	2005	2006	2007	Thereafter	Total

10% loan payable to SGI Japan due Dec 2004 (payable in quarterly installments)	$4,300	$16,773	$12,580	$—	$—	$—	$33,653
5.25% Senior Convertible Notes due Sep 2004	—	—	230,591	—	—	—	230,591
6.125% Convertible Subordinated Debentures due Feb 2011	—	—	—	—	5,026	51,750	56,776
Non-cancelable operating leases	12,378	46,481	42,388	31,636	26,481	129,922	289,286
Total	$16,678	$63,254	$285,559	$31,636	$31,507	$181,672	$610,306

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

Continuing losses and impact on liquidity.  We have had declining revenue and have been unprofitable on an operating basis for the past several fiscal years. In the past two fiscal years, we have restructured our overall operations, improving our gross margins and significantly reducing our operating expenses. However, we have continued to experience lower revenues and operating losses during the first three quarters of fiscal 2003, and in the quarter ended March 28, 2003 our gross margin declined to 37.1%.  Operating activities consumed $38 million in cash during the first nine months of fiscal 2003, and at March 28, 2003 we had unrestricted cash and marketable investments of $141 million.

While a forecast of future events is inherently uncertain, we believe that our current cash resources are sufficient to meet our requirements for at least the next twelve months.  However, based on our revenue outlook we expect to consume cash during the fourth quarter of fiscal 2003.  As a result, and because our cash levels fluctuate significantly during each quarter, we will continue to focus on expense controls and working capital efficiencies to endeavor to maintain or improve our liquidity.  We have already availed ourselves of most opportunities to generate cash through non-recurring transactions such as sales of assets. If we do not stabilize and in time increase our revenue base, we may be unable to continue to reduce expenses or effect transactions that would compensate for further revenue declines.  Failure to achieve our targets could cause significant changes in the terms on which we deal with our suppliers or could otherwise result in our having insufficient liquidity to manage our business.

 Recently introduced products.  In January 2003 we introduced the SGI Altix family of servers and superclusters based on the Intel® Itanium® 2 processor and the Linux® operating system. Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; and competition from other suppliers of Intel-based servers. There can be no assurance that this new product line will achieve market acceptance or provide significant incremental revenue.  We introduced new visualization, SGI Origin high performance computer servers, and high performance storage products in 2002; thus their level of market acceptance is still uncertain. Our ability to achieve future revenue growth will depend significantly on the market success of these products. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

Credit facility.    We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. The facility is secured by U.S. and Canadian accounts receivable and inventory and the pledge of certain intellectual property. We also deposit additional cash when eligible accounts, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At March 28, 2003 we had $36 million deposited for these purposes. We obtained waivers of compliance with the covenants of the predecessor facility from the lenders in the first and third quarters of fiscal 2003 and the second, third and fourth quarters of fiscal 2002. If we are not able to comply with the financial and other covenants of this facility or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.

In the future, we may need to obtain additional financing to fund our business or repay our debt, and there can be no assurance that financing will be available in amounts or on terms acceptable to us. In addition, if funds are raised through further incurrence of debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock.

Pending exchange offer.  On April 21, 2003 we began an exchange offer under which we are offering to issue an aggregate of $230 million of new senior convertible and nonconvertible notes due in 2009 in exchange for an equal principal amount of our currently outstanding senior convertible notes that are due September 1, 2004.  See “Management’s Discussion and Analysis—Financial Condition.”  We do not currently believe that we will be able to generate sufficient cash to repay the 2004 notes at maturity.  Our unrestricted cash, cash equivalents and marketable investments declined from $182 million at December 27, 2002 to $141 million at March 28, 2003.  The working capital requirements of our business result in substantial fluctuations in our cash balances during fiscal quarters.  We would be unable to repurchase or repay the 2004 notes at maturity without depleting our cash balance to a level that would be insufficient to support our business.  We cannot assure investors that the exchange offer will be successful.  Although Highfields Capital, the holder of 29% of the outstanding 2004 notes, has agreed to tender its notes in the offer, we have set a 90% minimum condition for the exchange offer, which will be difficult to achieve.

Effect of failure to complete the exchange offer.  If we are unable to complete the exchange offer, there is a substantial risk that uncertainty about our ability to repay or refinance the 2004 notes could erode customer confidence which would have a material adverse effect on our business.  We believe this uncertainty would be one of the factors considered by our independent auditors in evaluating our ability to continue as a going concern in connection with their audit of our financial statements as of June 27, 2003.  In addition, we would be in default under our secured credit facility if we fail to complete the exchange offer or otherwise refinance 90% of the 2004 notes prior to March 5, 2004.  Therefore unless we are able to refinance the 2004 notes prior to maturity, there is a substantial risk of default.

Increased interest expense.  Because the 2004 notes bear interest at the rate of 5.25% and the new 2009 nonconvertible and convertible notes will pay 11.75% and 6.50%, respectively, our interest expense will increase significantly if the exchange offer succeeds. The extent of the increase will depend on the mix of nonconvertible and convertible notes issued in the exchange offer. If the maximum of $120 million in convertible notes were issued, our annual interest expense related to the notes would increase from its current level of approximately $12.1 million to $20.7 million. If the 2004 notes were exchanged exclusively for nonconvertible notes, the annual interest expense would be approximately $27 million.

Research and development spending levels.  During fiscal 2002 and the first nine months of fiscal 2003 our research and development expense represented 13% and 18%, respectively, of our revenues. We have continued to invest in significant R&D spending despite declining revenues because we believe that innovation is at the heart of our competitive differentiation and because our product strategy is largely based upon an SGI-specific operating system, microprocessor, systems architecture and other distinctive elements requiring significant R&D investment. If our revenues continue to decline and we are required to make significant reductions in these spending levels it could materially impair our ability to develop innovative new products, attract long-term customer commitments, weaken our competitive position and accelerate our revenue decline.

Dependence on partners and suppliers.  Our business has always involved close collaboration with partners and suppliers. The market acceptance of our new SGI Altix 3000 systems may increase our dependence on Intel and other partners. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and, in the future, to Linux, is a key factor to our business success.

Sales to the U.S. government.  A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns. The U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Any disruption or limitation in our ability to do business with the United States government could have an adverse impact on SGI.

A portion of our business requires security clearances from the United States government. We have implemented measures to maintain our clearances in light of the fact that our CEO, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

Risk of NYSE delisting.  On October 24, 2002 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price has recovered, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

Operating fluctuations.  Our operating results may fluctuate for a number of reasons. Delivery cycles, other than those for large-scale server products, are typically short. Over half of each quarter’s product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions (including the current war in Iraq), or natural disasters. Demand can also be adversely affected by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue as well as the mix of configurations within these product categories.

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

In December 2002 we reached agreements with the U.S. Departments of Commerce and Justice to settle civil and criminal export licensing issues related to the sale of four deskside computers in 1996 to a Russian government laboratory, as well as administrative claims related to sales to other countries. We have initiated communication with the principal U.S. government customer agency that first reviewed these matters in 1997. We plan to work closely with our key customers to share the facts of this case and to explain the enhanced export compliance program that we have put in place. Although there can be no assurance that the settlement will not have an adverse effect on our U.S. government business, we do not believe the settlement should have a significant impact on revenues or important customer relationships.

The Swiss authorities are investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed during the second quarter of fiscal 2002. We believe that this matter will be resolved without a significant adverse effect on our business.

New product development.  Meeting our objectives for the future will require that our recently introduced products achieve success in the marketplace and that we succeed in the timely development and introduction of more successful new products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components such as semiconductors and outsourced manufacturing partners. The failure of any one of these elements could cause our products under development to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that development or acceptance of our new systems will not be affected by delays in this process.

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

Competition.  The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers, faster processor speeds and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

Intellectual property.  We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or may seek to obtain a license. We are in discussions with several parties that have asserted intellectual property infringement claims. In any given case there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of these intellectual property claims will also increase.

Employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. We are in discussions with several parties that have asserted intellectual property infringement claims. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on SGI’s financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

10.25  Amended and Restated 1993 Long-Term Incentive Stock Plan, and forms of grant agreements.

99.1 Certification of Chief Executive Officer  and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).  This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

(b)                                 Reports on Form 8-K.

A Form 8-K was filed on April 21, 2003 in connection with Regulation FD disclosures and the filing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer
Senior Vice President and Chief Financial Officer (Principal Financial)

	By:	/s/ Kathy Lanterman
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

/s/ Robert R. Bishop
Robert R. Bishop
Dated: May 12, 2003	Chairman and Chief Executive Officer

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

/s/ Jeffrey V. Zellmer
Jeffrey V. Zellmer
Dated: May 12, 2003	Senior Vice President and Chief Financial Officer