Form 10-K
period 2003-06-27
SILICON GRAPHICS INC
filed 2003-09-29
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 27, 2003.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period to

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2789662 (I.R.S. Employer Identification Number)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form "10-K." ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 27, 2002 on the New York Stock Exchange, was approximately $216 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2003, the registrant had 210,589,850 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held December 2, 2003 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

        This Form 10-K includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for fiscal 2004, headcount reductions and the expected impact on our business of legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; ability to achieve profitable operations or limit losses; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI® Altix™ family of servers and superclusters, and storage offerings based on our CXFS™ shared file system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors including those listed under the heading "Risks That Affect Our Business."

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

ITEM 1. BUSINESS

General

        SGI is a leading provider of products, services and solutions for use in high-performance computing, storage and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of services and solutions, including professional services, Reality Center® immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy, and Media.

Products

        SGI® systems are designed specifically to meet the needs of the scientific, technical and creative marketplaces. SGI systems utilize either the IRIX® operating system, which is a proprietary enhanced version of UNIX® based upon the MIPS® RISC microprocessor, or the Linux® operating system based upon Intel® Itanium® 2 microprocessors. Both the MIPS/IRIX and Intel/Linux-based product lines feature our innovative SGI NUMA™ architecture and provide unique levels of performance and scalability to our customers.

        Scalable Servers    The SGI Origin® family of high-performance servers includes the Origin 3000 and Origin 300 series of systems. The Origin family of servers features the SGI NUMA architecture and IRIX operating system, as well as SGI® NUMAflex™, which allows customers to configure systems to meet their unique needs by constructing systems of modular components or "bricks". These bricks can be CPU, storage, or input/output ("I/O") components, which can be configured independently within each system. The modularity of the NUMAflex approach enables the computer system to meet the exact requirements of the customer, while maintaining optimum flexibility in meeting changing needs over time. The SGI® Altix™ 3000 family of superclusters and servers also features the SGI NUMA architecture and is based on the Linux operating system. Altix systems achieve high performance through the combination of the proven NUMAflex approach, the flexibility of open source computing and the power of up to 64 Itanium 2 processors in a single node. Altix systems of up to 128 processors each can be clustered together, a supercluster, to create supercomputers that are among the most powerful in the world today.

        Advanced Graphics Systems    For more than 20 years, Silicon Graphics has been synonymous with the most powerful and advanced computer graphics capabilities in the industry. Today, the SGI® Onyx® family of products continues that tradition, providing the greatest resolution, the most realism and the highest levels of performance in the industry. The Onyx family of systems is built on the same high-bandwidth SGI NUMA architecture as the Origin and Altix servers and features our industry-leading SGI® Onyx4™ UltimateVision™ graphics. Onyx series systems integrate high-performance computing, data management, and high-performance visualization into a single system.

        SGI® Reality Center® environments are powered by SGI Onyx family systems and enable groups of decision makers to visualize complex data in an interactive manner. Customers around the world have used Reality Center environments to increase production from oil reserves, design safer cars, interpret complex scientific data and generally enable real-time decision support by immersing decision-makers in high quality, high-resolution and interactive environments.

        Visual Area Networking    In January 2002, SGI introduced a new concept called Visual Area Networking that enables customers to access, manipulate and visualize data over a standard network on their client computer using the massive I/O, compute and real-time rendering capabilities of an SGI Onyx. This means that individuals or teams can visualize data using "thin clients" that would not normally be able to access or display such a large amount of data. Visual Area Networking also facilitates collaboration between teams of remote users, since all the data is located at a central point, but multiple users can interactively manipulate and visualize the data. This new technology is particularly applicable to oil and gas discovery, manufacturing and defense applications.

        Desktop Systems    Our Silicon Graphics Fuel™ and Tezro™ families of MIPS processor and IRIX operating system-based desktop workstations each feature advanced 3D graphics and powerful integrated imaging capabilities. Silicon Graphics Fuel workstations are cost-effective single-processor systems, while the single-, dual- or quad-processor Tezro systems are targeted at users who require advanced visualization capability and the most powerful 64-bit computing available in a desktop system.

        SAN and Data Management    Customers across the high-performance computing ("HPC") markets desire ever increasing performance from their servers, creating a parallel need to manage massive amounts of data generated by these servers. To address the problem of managing such large amounts of complex data, SGI has developed a series of products and solutions to help customers access and utilize their data in a more efficient manner, resulting in better workflow management, faster cycle times, and higher levels of access, availability, and security.

        SGI offers a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. SGI offers storage area network solutions based on tightly integrating our CXFS shared filesystem, along with SGI's FailSafe® high-availability software and Data Migration Facility ("DMF") for hierarchical storage management. SGI also offers network-attached storage through a range of file-serving solution bundles.

        Alias    Our Alias subsidiary (formerly, Alias/Wavefront) develops award-winning solutions for the film and video, game, interactive media, industrial design, and visualization markets. These solutions, Maya® software for the entertainment industry and Alias Studio™ tools for design, give artists a distinct creative advantage, no matter what their discipline. These industry-leading solutions run on the IRIX, Linux, Windows®, and Macintosh® operating systems. Alias is based in Toronto, Canada, with sales offices and distribution worldwide.

Marketing, Sales, and Distribution

        We sell our system products and solutions through both a direct sales force and indirect channel partners. In fiscal year 2003 direct sales accounted for more than half of our product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. We also have channel partners in almost all the countries in which we have a presence; in other countries, we work through an SGI authorized distributor.

        Our indirect channel partners include service providers, systems integrators, value-added resellers, independent software vendors, distributors and master resellers.

        We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver the highest quality software and hardware products on both our IRIX and Linux platforms.

        Our Solutions Finance organization works with customers to arrange third party financing for products and services, and assists its financial partners in the remarketing of off-lease systems.

        Information with respect to international operations and export sales may be found in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. See also "Risks That Affect Our Business" included in Part II, Item 7 of this Form 10-K.

        No single end-user customer accounted for 10% or more of our revenues for each of the last three fiscal years.

Technology Solutions

        The quality and reliability of our products and our understanding of our customer's technical and business challenges is critical to our success. SGI's Technology Solutions portfolio offers system solution engineering services, professional and managed services, and traditional customer support and education. We provide customer support services online, through SGI global support centers and through authorized local service providers in countries where SGI does not have a local office. International distributors also provide training and support for products sold by them. We typically provide a standard hardware warranty against defects in materials and workmanship for periods of up to three years.

Research and Development

        We are concentrating our research and development efforts on products and technologies that we believe hold the highest growth potential, including global shared memory system architectures, visualization and storage. Our strategy is to derive maximum leverage from these efforts by using a foundation of industry-standard components such as the Intel Itanium family of microprocessors and the Linux operating systems. We also continue to invest, although at a lower rate than in the past, both on a percentage and absolute dollar basis, in our own MIPS microprocessors and IRIX operating system. There are no assurances that we will maintain or create sufficient differentiation to achieve and sustain a competitive advantage.

        During fiscal 2003, 2002 and 2001, we spent approximately $171 million, $177 million and $236 million, respectively, on research and development that represented approximately 18% of total revenue in fiscal 2003 and 13% of total revenue in both fiscal 2002 and 2001. We are committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenue. However, declines in total revenue over the last several fiscal years have led us to reduce the absolute level of our investment in research and development.

Manufacturing

        Our manufacturing operations primarily involve assembling high level subassemblies and systems and testing major purchased subassemblies. Products are subjected to substantial environmental stress and electronic testing prior to shipment.

        During fiscal 2002, we closed our manufacturing facility located in Switzerland and relocated these manufacturing activities in our main manufacturing facility located in Chippewa Falls, Wisconsin. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

        Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits ("ASICs"), microprocessors, storage products, especially RAID-based products, and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Risks also include limited bargaining flexibility, long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory.

        We also have single sources for less critical components, such as peripherals, communications controllers and power supplies, and monitors and chassis. We believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our operating results.

        Certain of our suppliers are located outside the United States. Pricing from these suppliers can be strongly affected by such factors as trade protection measures and changes in currency exchange rates. In addition, the markets for memory chips (DRAMs and SRAMs), which are a significant component of our overall systems cost, can be volatile both in terms of pricing and availability.

Competition

        The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/performance improvements. The principal competitive factors for us are product features, price/performance, product quality and reliability, ease of use, capabilities of the system software, availability of third party applications software, customer support, product availability, corporate reputation and price. Significant discounting from list price has been the norm in the industry.

        Our principal competitors are IBM, Hewlett-Packard, NEC, Cray, Sun Microsystems and, in some markets, Dell. Our unique market focus on technical and creative users provides advantages in being able to design our systems specifically for these users. Our competitors, however, are generally far larger companies with much greater resources. As our Linux-based systems business grows, the list of competitors may grow commensurate with the increased market opportunity. Specifically, Dell and other PC vendors market products that can be clustered together to produce systems that may compete with our mid-range products.

Proprietary Rights and Licenses

        We own and have applied for more than 500 U.S. patents, and will continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks.

        As is customary in our industry, we license from third parties a wide range of software, including the UNIX operating system, for internal use and use by our customers.

        Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. Although no such proceedings were pending as of June 27, 2003, we are in discussions with several parties that have asserted intellectual property infringement claims and we expect that litigation of this sort will reoccur from time to time. See "Risks That Affect Our Business".

Employees

        As of June 27, 2003, we had 3,714 regular employees compared with 4,443 at June 28, 2002. In August 2003, we effected a reduction in force that is expected to eliminate about 600 positions. Our future success will depend, in part, on our ability to continue to retain and motivate highly qualified technical, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by European Union or other applicable laws. We believe that our employee relations are good.

Corporate Data

        SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990.

ITEM 2. PROPERTIES

        SGI owns and leases sales, service, R&D, and administrative offices worldwide and has its principal facilities in California, Wisconsin and Minnesota. Our corporate headquarters and certain R&D operations are located in Mountain View, California, where we lease a total of about 868,000 square feet. Our primary manufacturing facility is located in Chippewa Falls, Wisconsin, where we own and lease about 449,000 square feet for manufacturing, service and R&D activities. We also have leased sales, administrative and R&D facilities of about 85,000 square feet in Eagan, Minnesota.

        As a result of restructuring over the last several years, we also own and lease additional space that we do not currently expect to use in our operations. We own a facility consisting of about 170,000 square feet in Cortaillod, Switzerland that was used until December 2001 as our European manufacturing site. This property is currently being offered for sale. A portion of this facility (about 87,000 square feet) is leased to a third party company with an option to purchase. We also lease 3 other buildings near our Mountain View headquarters (about 154,000 square feet) and an additional 31 facilities worldwide (about 231,000 square feet), under leases that expire through fiscal 2010. The anticipated costs associated with these facilities, net of estimated sublease income, have been accrued in prior restructuring charges. See Note 3 to the Consolidated Financial Statements.

        On July 10, 2003, we announced that we had entered into an arrangement to sublease our Amphitheatre Technology Center campus in Mountain View, California. We will relocate our headquarters to our nearby Crittenden Technology Center campus, where we will lease additional space. In combination, these actions will substantially reduce our facilities occupancy costs beginning in fiscal 2005. For additional information regarding this sublease agreement and further restructuring actions that affect leased facilities see Note 23 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding legal proceedings is set forth in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        The executive officers of SGI and their ages as of August 31, 2003 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert R. Bishop	60	Chairman, Chief Executive Officer and Director	1999
Warren Pratt	50	Executive Vice President and Chief Operating Officer	2000
Steve Coggins	54	Senior Vice President, Europe, Middle East & Africa	2001
Sandra M. Escher	43	Senior Vice President and General Counsel	1999
Eng Lim Goh, PhD.	43	Senior Vice President and Chief Technology Officer	2000
Kathy Lanterman	43	Vice President and Corporate Controller	2002
Bill La Rosa	57	Senior Vice President, Intercontinental Field Operations	2002
Anthony K. Robbins	43	Senior Vice President, North American Field Operations	2002
Jan Silverman	53	Senior Vice President, Strategic Technology Initiatives	2001
Jeffrey Zellmer	43	Senior Vice President and Chief Financial Officer	2000

        Executive officers of SGI are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of SGI.

        Mr. Bishop was appointed Chairman and Chief Executive Officer of SGI in the fall of 1999. From July 1995 to February 1999, he was the Chairman of the Board of Silicon Graphics World Trade Corporation. From 1986 to 1995, he was President of Silicon Graphics World Trade Corporation.

        Mr. Pratt was appointed Chief Operating Officer of SGI in May of 2001. He has held a variety of general and engineering management positions at SGI since 1991 and was made Executive Vice

President of Engineering and Manufacturing in May of 2000. Prior to that and beginning in 1998, he served as President and General Manager of Alias.

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

        Dr. Goh was appointed Senior Vice President and Chief Technology Officer in May of 2001. He was made Vice President and Chief Technology Officer in October 2000, Vice President of global systems engineering in October of 1999, and a Chief Scientist in December 1998. He joined SGI in September 1989 and has held a variety of systems engineering positions since that time.

        Ms. Lanterman became Vice President, Corporate Controller in April 2002. She joined SGI in July 2001 as Assistant Controller. Prior to joining SGI, she consulted as a project manager at various high-tech companies including Hewlett-Packard, SGI, Fujitsu PC and Logitech. She was a consultant to SGI from April 1999 until she was hired in 2001, working on projects including the implementation of our global Enterprise Resource Planning ("ERP") system and the Cray divestiture.

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

        Mr. Silverman was appointed Senior Vice President, Strategic Technology Initiatives in August 2003. Prior to that, he was appointed Senior Vice President, Marketing in April of 2001. He joined SGI in May of 1999 as Vice President of server marketing. Prior to joining SGI, he held a number of marketing director and product management positions, including the head of marketing for Internet imaging operations at Hewlett-Packard from September 1996 through April 1999.

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

Price Range for Common Stock

	Fiscal 2003			Fiscal 2002
	Low	High	Close	Low	High	Close
First Quarter	$0.82	$2.82	$0.89	$0.32	$1.28	$0.46
Second Quarter	$0.57	$1.72	$1.22	$0.44	$2.40	$2.14
Third Quarter	$1.12	$1.65	$1.65	$2.10	$4.61	$4.25
Fourth Quarter	$1.06	$1.54	$1.10	$2.50	$4.16	$2.94

        SGI had 6,173 stockholders of record as of June 27, 2003. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

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

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001	June 30, 2000(3)	June 30, 1999
	(in thousands, except per share amounts)
Operating Data:
Total revenue	$961,748	$1,341,385	$1,854,461	$2,331,134	$2,748,957
Costs and expenses:
Cost of revenue	572,814	770,412	1,247,713	1,503,525	1,603,250
Research and development	170,937	176,893	236,240	301,248	380,346
Selling, general and administrative	319,360	450,365	716,591	785,196	907,612
Other operating expense (recovery)(1)	30,046	44,476	102,052	102,861	(15,107)

Operating loss	(131,409)	(100,761)	(448,135)	(361,696)	(127,144)
Interest and other income (expense), net(2)	(24,558)	18,502	(18,020)	(20,188)	252,865

(Loss) income before income taxes	$(155,967)	$(82,259)	$(466,155)	$(381,884)	$125,721

Net (loss) income	$(129,704)	$(46,323)	$(493,043)	$(829,544)	$53,829

Net (loss) income per share:
Basic	$(0.64)	$(0.24)	$(2.59)	$(4.52)	$0.29
Diluted	$(0.64)	$(0.24)	$(2.59)	$(4.52)	$0.28
Shares used in the calculation of net (loss) income per share:
Basic	201,424	194,974	190,338	183,528	186,374
Diluted	201,424	194,974	190,338	183,528	189,427
Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$141,276	$218,180	$126,107	$258,081	$688,143
Restricted investments	36,728	44,689	76,853	126,408	94,226
Working capital (deficiency)	1,489	94,665	(41,884)	58,781	869,980
Total assets	649,854	910,119	1,283,029	1,839,211	2,788,257
Long-term debt and other	383,341	427,812	412,720	385,133	387,005
Stockholders' (deficit) equity	(164,891)	(54,641)	(25,283)	592,550	1,424,199
Statistical Data:
Number of employees	3,714	4,443	5,956	6,726	9,191

(1)
Fiscal 2003 amounts include net restructuring charges ($27 million) and asset impairment charges ($3 million). Fiscal 2002 amounts include net restructuring charges ($33 million) and asset impairment charges ($12 million). Fiscal 2001 amounts include net restructuring charges ($82 million) and asset impairment charges ($20 million). Fiscal 2000 amounts include net restructuring charges ($65 million) and asset impairment charges ($38 million). Fiscal 1999 amount includes a reduction in previously estimated restructuring charges ($14 million).

(2)
Fiscal 2003 amounts include net interest expense of $23 million and a $3 million other than temporary decline in the value of an investment. Fiscal 2002 amounts include a $64 million gain on sale of 60% interest in SGI Japan, Ltd. ("SGI Japan") and $24 million in class action lawsuit settlement expense. Fiscal 2001 amounts include an $83 million write-off of our investment in a private company and $50 million in gains from the sale of marketable investments. Fiscal 2000 amounts include a $8 million loss on the sale of the Cray product line. Fiscal 1999 amount includes a $273 million gain on the sale of a portion of SGI's interest in MIPS Technologies, Inc. ("MTI").

(3)
Amounts reflect the March 31, 2000 sale of our Cray product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following tables and discussion present certain financial information on a comparative basis. SGI has had declining revenue and has been unprofitable on an operating basis for each of the past six fiscal years as we have felt the impact of the slowdown in the economy, strong competition from much larger companies, technologies and product families in transition and management and employee turnover. As part of our plan to restore growth and profitability to SGI, we have restructured our overall operations, sustained gross margin levels despite a decline in revenue and significantly reduced our on-going operating expenses. Although we made some progress in fiscal 2003, we have continued to experience lower revenues and significant operating losses. We will continue to focus on actions intended to improve revenue levels, reduce expenses and restore long-term growth and profitability.

Results of Operations

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in millions)
Total revenue	$962	$1,341	$1,854
Cost of revenue	573	770	1,247

Gross profit	389	571	607
Gross profit margin	40.4%	42.6%	32.7%
Total operating expenses	520	672	1,055

Operating loss	(131)	(101)	(448)
Interest and other (expense) income, net	(25)	19	(18)

Loss before income taxes	(156)	(82)	(466)

Net loss	$(130)	$(46)	$(493)

Net loss per share-basic and diluted	$(0.64)	$(0.24)	$(2.59)

Revenue

        The following discussion of revenue is based on the results of our reportable segments as described in Note 18 to the Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors including customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2002, we reorganized our Global Services segment and removed the remanufactured systems sales from this segment. Revenue from remanufactured systems is included in the servers and workstations segments. Fiscal 2001 amounts have been reclassified to conform to the fiscal 2003 and 2002 presentation.

        Total revenue in fiscal 2003 decreased $379 million or 28% compared with fiscal 2002, and fiscal 2002 revenue decreased $513 million or 28% compared with fiscal 2001. The decline in revenue from both fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002 reflected the continued economic slowdown, a significant downturn in IT spending, strong competition from much larger companies, the impact of changing SGI Japan's status to a distribution model and other factors discussed below that affected particular product families. The decline in revenue from fiscal 2001 to fiscal 2002 also reflected the impact of discontinuing certain visualization workstations based on Pentium® III microprocessors. Revenue for fiscal 2002 included a one-time receipt of $63 million from Microsoft resulting from an agreement involving a patent cross-license and the transfer of certain of SGI's intellectual property rights. We expect certain of the factors mentioned above to continue to have an adverse impact on our future revenue levels. See "Risks That Affect Our Business."

        The following table presents total revenue by reportable segment:

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in millions)
Servers	$367	$517	$748
% of total revenue	38%	38%	40%
Workstations	$151	$237	$397
% of total revenue	16%	18%	22%
Global Services	$383	$457	$598
% of total revenue	40%	34%	32%
Other	$61	$130	$111
% of total revenue	6%	10%	6%

        Fiscal 2003 Server revenue (which includes visualization systems, high-performance servers and integrated storage solutions) decreased $150 million or 29% compared with fiscal 2002. The decline was primarily noted within the high-performance server family and to a lesser extent within the visualization systems product family. These declines reflect delays in the acquisition of technology by private sector businesses concerned about the economy as well as competitive factors including processor speeds, the suitability of low-cost cluster solutions for certain application segments, and the timing of releases of key software applications on the IRIX operating system. Reduced volumes, lower average selling prices caused by a mix shift away from richer configuration systems and the introduction of the Altix 3000 family of servers, sold at a lower price point than the Origin family of servers, contributed to the decline in high-performance server revenue compared with fiscal 2002. Although volumes increased slightly, a shift in mix from the high-end visualization systems to the lower-end visualization systems with a lower average selling price contributed to the decline in visualization system revenue. Fiscal 2002 Server revenue decreased $231 million or 31% compared with fiscal 2001. The decrease primarily reflected declines across all product families within this segment. This decline was primarily attributable to concerns about the slowdown in the economy that were causing private sector businesses to delay the acquisition of technology wherever possible. Fiscal 2002 Server revenue levels were also affected by competitive factors, including processor speeds, improvements in commodity graphics performance, the suitability of low-cost cluster solutions for certain application segments, and the late release of key software applications on the IRIX operating system. See "Risks That Affect Our Business."

        Fiscal 2003 Workstation revenue decreased $86 million or 36% compared with fiscal 2002. The decrease was primarily attributable to the continuing decline in the overall UNIX workstation market. The decline reflected reduced volumes as we completed the end of life of our O2® and Octane® families of visual workstations, partially offset by volume increases associated with the introduction of our Silicon Graphics Fuel® visual workstation in fiscal 2003. Declines in workstation revenue were also partially offset by increases in workstation overall average selling prices as the product mix shifted from the lower-end O2 workstations with lower average selling prices to Octane and Fuel workstations with higher average selling prices. Fiscal 2002 Workstation revenue decreased $160 million or 40% compared with fiscal 2001. The decrease was primarily attributable to the continuing decline in the overall UNIX workstation market. In addition, during the fourth quarter of fiscal 2001, we announced the discontinuance of certain workstations based upon Intel 32-bit microprocessors, the impact of which also contributed to the year over year decline in Workstation revenue.

        Global Services revenue is comprised of hardware and software support and maintenance and professional services. Fiscal 2003 Global Services revenue decreased $74 million or 16% compared with fiscal 2002. This decline was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting lower system sales volumes in recent periods. Professional Services revenue, which includes SGI product, third party product, SGI consulting services and SGI maintenance services, also declined slightly due to the same factors influencing the decline in Server, Workstation and Global Services revenue. Fiscal 2002 Global Services revenue decreased $141 million or 24% compared with fiscal 2001. This decrease was primarily attributable to declines in our Professional Services revenue as a result of the restructuring of our service organization as well as declines in traditional customer support revenue as a result of lower system sales.

        Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias. Fiscal 2003 other revenue decreased $69 million or 53% principally due to the absence of a transaction similar to the fiscal 2002 receipt of $63 million from Microsoft resulting from an intellectual property agreement involving a patent cross-license and the transfer of certain of SGI's intellectual property rights. Revenue from Alias remained relatively consistent in fiscal 2003 compared to fiscal 2002. Fiscal 2002 other revenue increased $19 million or 17% compared with fiscal 2001. The increase was primarily due to the receipt of $63 million from Microsoft, offset in part by a decline in Alias revenue.

        Total revenue by geographic area for fiscal 2003, 2002 and 2001 was as follows (in millions):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Area
Americas	$609	$839	$1,008
Europe	238	306	437
Rest of World	115	196	409
Total revenue	$962	$1,341	$1,854

        Geographic revenue as a percentage of total revenue for fiscal 2003, 2002, and 2001 was as follows:

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Area
Americas	63%	63%	54%
Europe	25%	23%	24%
Rest of World	12%	14%	22%

        The fluctuation in geographic revenue as a percentage of total revenue between Europe and Rest of World business in fiscal 2003 compared with fiscal 2002 was primarily due to a decline in revenue generated in Japan caused by an overall economic decline in the Japanese economy and the impact of no longer consolidating the financial results of SGI Japan, as a result of our sale of a majority interest in that company. The fluctuation in geographic revenue as a percentage of total revenue between the Americas and Rest of World business in fiscal 2002 compared with fiscal 2001 was primarily due to the impact of no longer consolidating the revenue of SGI Japan. A decrease in sales in the Asia Pacific region in fiscal 2002 compared to fiscal 2001 also contributed to the decline in Rest of World revenue as a percentage of total revenue.

        Our consolidated backlog at June 27, 2003 was $140 million, down from $159 million at June 28, 2002. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Backlog declined in both the Americas and Europe, offset slightly by a minor increase in Rest of World. From a segment standpoint, the decline was primarily noted in the workstation segment as the overall UNIX workstation market continues to decline, offset in part by an increase in Server backlog, primarily for high-performance servers and integrated storage solutions, and backlog for professional services.

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

        Overall gross profit margin decreased from 43% in fiscal 2002 to 40% in fiscal 2003. Included in fiscal 2002 results was $63 million in revenue recognized from the Microsoft intellectual property agreement recorded at 100% margin which accounted for 2.8 percentage points of the change in gross margin from fiscal 2002 to fiscal 2003. Operationally, we were able to sustain gross profit margins in fiscal 2003 compared with fiscal 2002 due to our continued improvements in manufacturing efficiencies and procurement practices. Fiscal 2003 product and other gross profit margin, excluding the Microsoft revenue noted above, declined 2.3 percentage points compared with fiscal 2002. This decline was primarily due to unfavorable product mix and lower volumes, offset in part by favorable manufacturing variances resulting from improved efficiencies in material procurement. Fiscal 2003 service gross profit margin improved 5.2 percentage points despite declining revenue levels primarily due to the restructuring of the service organization in fiscal 2002.

        Overall gross profit margin increased to 43% in fiscal 2002 compared with 33% in fiscal 2001. Included in fiscal 2002 results was $63 million in revenue recognized from the Microsoft intellectual property agreement recorded at 100% margin which accounted for 2.8 percentage points of the change in gross margin from fiscal 2001 to fiscal 2002. The remaining improvement in gross margin in fiscal 2002 was primarily attributable to decreases in manufacturing overhead expense in the second half of fiscal 2002 due to the closure of our manufacturing facility in Switzerland, the completion of the restructuring that was announced in the first quarter of fiscal 2002, and a higher margin product mix. The restructuring included the closure of our manufacturing facility in Switzerland and the reorganization of our services business, which has had a significant impact on the increase in our service margins. Gross margin improvements in fiscal 2002 were offset slightly due to deconsolidating SGI Japan during the second quarter of fiscal 2002, which negatively affects gross margin. See "Impact of SGI Japan Transaction."

Operating Expenses

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in millions)
Research and development	$171	$177	$236
% of total revenue	18%	13%	13%
Selling, general and administrative	$319	$450	$717
% of total revenue	33%	34%	39%
Other	$30	$44	$102
% of total revenue	3%	3%	6%

        Total fiscal 2003 operating expenses decreased $151 million or 23% compared with fiscal 2002. Fiscal 2003 operating expenses included $30 million of charges for restructuring and asset impairment costs. The significant decline in operating expenses was due to an overall expense reduction program aimed at bringing expenses in line with lower revenue levels. Total fiscal 2002 operating expenses decreased $383 million or 36% compared with fiscal 2001. Fiscal 2002 operating expenses included $44 million of charges for restructuring and asset impairment costs. Fiscal 2001 operating expenses included $102 million of charges for restructuring and asset impairment and $18 million of charges as a result of the implementation of an ERP system and costs associated with a business reorganization.

        Research and development    Fiscal 2003 research and development spending decreased $6 million or 3% compared with fiscal 2002. The fiscal 2003 decrease reflects a 7% decline in headcount and an overall reduction in research and development activities as a result of continued restructuring actions in order to align expenses with lower revenue levels. Research and development spending decreased $59 million or 25% in fiscal 2002 compared with fiscal 2001. The fiscal 2002 decrease reflected similar factors.

        Selling, general and administrative    Fiscal 2003 selling, general and administrative expenses decreased $131 million or 29% compared with fiscal 2002. This decrease in operating expenses resulted primarily from a 14% decline in headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. Selling, general and administrative expenses decreased $267 million or 37% in fiscal 2002 compared with fiscal 2001. The fiscal 2002 decrease reflected reduced headcount as a result of restructuring activities and attrition, significantly reduced commission and outside service expenses and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues.

        Other operating expense    Other operating expense for fiscal 2003 represented a charge for estimated restructuring of $29 million and charges of $3 million associated with the impairment of assets, partially offset by $2 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2002 represented a charge for estimated restructuring of $46 million and charges of $12 million associated with the impairment of assets, partially offset by adjustments to previously recorded restructuring charges of $13 million. Other operating expense for fiscal 2001 represented a charge for estimated restructuring of $88 million and charges of $20 million associated with the impairment of assets, partially offset by $6 million of adjustments to previously recorded restructuring charges. As a result of these restructuring actions, we anticipate cash outflows of $7 million through fiscal 2004 for severance and related charges and $25 million through fiscal 2010 for facilities related expenditures, net of estimated sublease income. See Note 3, "Other Operating Expense," for further information regarding these activities And Note 23 to the Consolidated Financial Statements for restructuring activities initiated in August 2003.

Interest and Other

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands)
Interest Expense	$(27,143)	$(22,959)	$(19,807)

Foreign exchange gain (loss)	$2,078	$(7,780)	$(7,519)
Miscellaneous income (expense)	(974)	48,329	(54,112)
Investment gain (loss)	(2,981)	(4,363)	47,283
Interest income	4,462	5,275	16,135

Total Interest income and other, net	$2,585	$41,461	$1,787

        Interest Expense    Interest expense increased 18% in fiscal 2003 compared with fiscal 2002 primarily due to the full year impact of higher interest rates on our Yen-based loan, which was restructured in mid-fiscal 2002, as well as interest expense resulting from the inclusion of a prior year tax refund in taxable income. Interest expense increased 16% in fiscal 2002 compared with fiscal 2001 primarily due to a full year of interest expense associated with our financing arrangement (see Note 11) and higher interest associated with the reset interest rate on our restructured Yen-based loan compared with fiscal 2001 (see Note 6).

        Interest Income and Other, Net    Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for fiscal 2003 included the receipt of $2 million associated with an investment tax credit refund, $2 million in minority interest income related to our interest in SGI Japan, a $2.5 million impairment charge against an investment held at cost and a $6 million overall loss on the sale of certain parcels of land that occurred throughout the fiscal year. Interest income and other, net for fiscal 2002 included a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, a charge of $24 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock and a $4 million loss on the sale of a building recognized in the first quarter of fiscal 2002.

Provision for Income Taxes

        Our net benefit for income taxes for fiscal 2003 totaled $26 million and arose principally from the reassessment of our global tax exposures as well as the receipt of income tax refunds related to prior fiscal years. We did not recognize a benefit for our fiscal 2003 loss, since the resulting deferred tax asset does not meet the criteria for realization under SFAS No. 109.

        Our net benefit for income taxes for fiscal 2002 totaled $36 million, which arose principally from a change in the U.S. income tax laws, which resulted in additional U.S. income tax refunds related to the operating results of fiscal 2001. Partially offsetting this federal income tax benefit are various provisions for income taxes payable in state and foreign jurisdictions. We did not recognize a benefit for our fiscal 2002 loss, since the resulting deferred tax asset does not meet the realizability criteria under SFAS No. 109.

        At June 27, 2003, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $804 million. The gross deferred tax assets are offset by a valuation allowance of $727 million and deferred tax liabilities of $79 million. The valuation allowance of $727 million includes $23 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 27, 2003, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of approximately $1.3 billion, $333 million and $200 million, respectively. The federal losses will begin expiring in fiscal year 2010, the state losses will begin expiring in fiscal 2005, and the foreign losses will begin expiring in fiscal year 2004. At June 27, 2003, we also had general business credit carryovers of approximately $43 million for United States federal tax purposes, which will begin expiring in fiscal year 2004, and state R&D credits of $29 million, which do not have fixed expiration dates.

Impact of SGI Japan Transaction

        During the second quarter of fiscal 2002, we sold a 60% equity interest in SGI Japan to NEC and NEC Soft. This transaction affected our fiscal 2002 results in several ways. As a minority shareholder, we no longer consolidate the financial results of SGI Japan. We also recognize revenue based on the contractual distribution price of products sold to SGI Japan, which for the initial term of our distribution agreement is based on historical pricing. Gross margins are negatively affected by the shift to distributor pricing, which is lower than the price to ultimate customers, offset to some extent by the amortization of the deferred revenue of $10 million that was allocated to the estimated fair value of the exclusive distribution agreement. This deferred revenue is being recognized as revenue over the three-year period beginning in the third quarter of fiscal 2002.

Financial Condition

        At June 27, 2003, cash and cash equivalents and marketable investments totaled $141 million compared with $218 million at June 28, 2002. Also, included in the balance sheet at June 27, 2003 and June 28, 2002 is approximately $37 million and $45 million, respectively, of restricted investments. Restricted investments at June 27, 2003 and June 28, 2002 consist of short- and long-term investments pledged as collateral against bank credit facilities. The decrease in cash and cash equivalents compared with the prior year is primarily the result of our fiscal 2003 operating and investing activities. Fiscal 2002 cash and cash equivalents and marketable investments increased by $88 million due principally to the sale 60% of our interest in SGI Japan and corporate real estate assets and the $63 million in revenue generated from the Microsoft transaction, which along with strong working capital management, offset a $101 million loss from operations.

        Primarily as a result of net losses, operating activities used $42 million in cash in fiscal 2003, compared with using $13 million and $282 million in fiscal 2002 and 2001, respectively. Operating cash flows for fiscal 2002 benefited from $63 million in revenue from the Microsoft intellectual property agreement that was received in the first quarter. To present cash flows from operating activities, net loss for each of the past three years had to be adjusted for certain significant items. Fiscal 2003 net loss was adjusted to remove the impact of the $30 million restructuring charge. Fiscal 2002 net loss is adjusted to remove the impact of the $45 million restructuring charge and a gain of $64 million from the sale of the 60% interest in SGI Japan that was reflected as a cash flow from investing activities. Fiscal 2001 net loss is adjusted to remove the impact of the $102 million restructuring charge, a non-cash charge of $83 million for the write-off of an investment in a private company and a gain of $50 million on the sale of marketable investments that is reflected as a cash flow from investing activities.

        The negative operating cash flow in fiscal 2003 was partially due to approximately $39 million in cash payments for severance, contractual obligations and facilities obligations related to restructuring activities. These restructuring actions are expected to result in additional future cash outlays of approximately $32 million, of which approximately $19 million are projected to occur in fiscal 2004. The negative operating cash flows in both fiscal 2003 and fiscal 2002 were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with increased focus on customer cash collections and decreased inventory levels. Due to enhanced visibility provided through our global ERP system, we have been able to improve cash management programs to more effectively manage the timing of collections and disbursements within normal business cycles. As a result of these programs, our days sales outstanding improved from an average of 74 days in fiscal 2001 to 61 and 50 days in fiscal 2002 and fiscal 2003, respectively. Our investments in inventory have decreased in the past two fiscal years as our revenue levels have declined. Inventory turnover improved 31% and 5% in fiscal 2003 and fiscal 2002, respectively, compared with the prior periods.

        Investing activities, other than changes in our marketable and restricted investments, consumed $36 million in cash during fiscal 2003. The principal investing activities during fiscal 2003 consisted of increases in prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $19 million, offset in part by $8 million in proceeds received from the sale of land. Investing activities, other than changes in our marketable and restricted investments, provided $78 million in cash during fiscal 2002. The principal investing activity during fiscal 2002 was the sale of a 60% interest in SGI Japan for proceeds of $91 million and the sale of corporate real estate and other assets for proceeds of $29 million. These proceeds were offset in part by capital expenditures of $28 million in fiscal 2002. Investing activities, other than changes in our marketable and restricted investments, provided $194 million in cash during fiscal 2001. The principal investing activity during fiscal 2001 was the sale of certain corporate real estate for total cash proceeds of $278 million. These proceeds were partially offset by $139 million of capital expenditures, including capitalized costs associated with our global ERP system.

        Financing activities over the past three years have included the issuance of common stock under employee stock purchase and option plans, the repurchase of common stock and the repayment of debt. Financing activities during fiscal 2003 consumed $8 million compared with using $5 million during fiscal 2002 and providing $11 million during fiscal 2001. Principal financing activities during the fiscal 2003 included $11 million in debt payments, partially offset by $3 million in proceeds from the sale of common stock through the employee stock purchase plan and employee stock options. The principal financing activity during fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland and the non-cash restructuring of the yen denominated debt from $50 million to $37 million in the second quarter in conjunction with the sale of a majority equity interest in SGI Japan.

        We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 27, 2003, our principal sources of liquidity included unrestricted cash and marketable investments of $141 million, down from $218 million at June 28, 2002. For the year ended June 27, 2003, we used $42 million in cash from operations. We expect to continue to consume cash from operations through the first half of fiscal 2004. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. We also are exploring alternatives for generating additional cash through financing transactions and dispositions of non-core assets. For example, in September 2003 we completed the sale of our facility in Cortaillod, Switzerland for net cash proceeds of approximately $10.5 million.

        We are committed to our goal of re-establishing profitable operations and positive cash flow. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2004 financial plan will be sufficient to meet our financial obligations through fiscal 2004. If we experience a material shortfall versus our plan for fiscal 2004, we will take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions, re-evaluation of our global distribution model, and delayed implementation of information systems initiatives. We also can take actions to generate cash by selling non-core businesses, licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. See "Risks That Affect Our Business."

        We have approximately $230 million of 5.25% senior convertible notes that will mature in September 2004. If we are not able to restructure a substantial portion of these notes to extend the maturity on terms satisfactory to our secured lender by March 2004, our secured credit facility will become due in June 2004. At June 27, 2003, our obligation under this facility, net of restricted cash collateral, was $25 million.

        During fiscal 2003 we commenced an exchange offer with the goal of exchanging new debt securities maturing in 2009 for the outstanding 2004 notes. Although the exchange offer as amended was supported by the holders of approximately 71% of the 2004 notes, we did not achieve the 85% participation level upon which the offer was conditioned, and so we withdrew the offer in August 2003. We are continuing our dialogue with the principal holders with the goal of exchanging a substantial majority of the 2004 notes for notes with a later maturity. It is likely that these new notes would carry significantly higher interest rates than the 2004 notes and, to the extent that they are convertible obligations, would involve a conversion price close to our recent stock price of approximately $1.00.

The nonconvertible notes offered in our recent exchange offer, for example, had an interest rate of 11.75%.

        As of June 27, 2003, future payments due under debt and lease obligations, including facilities vacated as part of our restructuring activities and excluding the benefit of sublease income on our vacated facilities, are as follows (in thousands):

Fiscal year ended	2004	2005	2006	2007	2008	Thereafter	Total
10% loan payable to SGI Japan due December 2004 (payable in quarterly installments)	$16,894	$12,669	$—	$—	$—	$—	$29,563
5.25% Senior Convertible Notes due September 2004	—	230,591	—	—	—	—	230,591
6.125% Convertible Subordinated Debentures due February 2011	—	—	—	5,026	5,750	46,000	56,776
Non-cancelable operating leases	49,092	44,513	33,386	27,896	26,047	106,226	287,160

Total	$65,986	$287,773	$33,386	$32,922	$31,797	$152,226	$604,090

        Included in the above table under non-cancelable operating leases are lease payments associated with our Amphitheatre Technology Center campus for which we entered into an agreement to sublease on July 10, 2003. In addition, the table does not reflect the lease payments for the space we will relocate to on the Crittenden Technology Center campus. Adjusting for the impact of this agreement, the non-cancelable operating lease payments, excluding the benefit of any sublease income, would be as follows (in thousands): 2004—$49,092; 2005—$49,438; 2006—$43,225; 2007—$37,421; 2008—$35,858 and $159,876 thereafter.

Critical Accounting Policies and Estimates

        SGI's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; product returns; bad debts; inventories; warranty obligations; impairment of long-lived assets and intangibles; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

        Management has discussed the development and selection of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For all these policies, we caution that future events often do not develop exactly as forecasted, and that even the best estimates routinely require adjustment.

        Revenue Recognition.    A majority of our revenue is derived from sales that are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain revenue is generated from high performance systems that may include customer acceptance criteria and for which revenue is deferred until such acceptance is obtained. Certain revenue is generated on contracts that are longer-term in duration. In these instances, we typically recognize revenue as work progresses using the percentage-of-completion method of accounting. A small portion of our product revenue is derived from product sales that require estimates for sales returns and other allowances at the time of revenue recognition. These estimates are based on historical information, current economic trends and other factors. If the data used to calculate these estimates does not properly anticipate future returns and allowances, revenue could be misstated. To date, actual experience has been consistent with our estimates.

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

        Manufacturing Inventory and Spare Parts.    We write down our manufacturing inventory for estimated excess, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. At the end of each quarter, we perform an in depth excess and obsolete analysis of all manufacturing inventory parts on order and on hand based upon assumptions about future demand and current market conditions. For all spare parts on hand, our analysis is based on assumptions about product life cycles, historical usage, current production status and installed base. Additional adjustments to manufacturing inventory and parts may be required if actual market conditions are less favorable than those projected by us during the analyses.

        Bad Debts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation for reasons such as a deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

        Restructuring.    In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5, "Accounting for Contingencies". Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals.

        Income Taxes.    Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, "Accounting for Income Taxes," and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

        Loss Contingencies.    We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will differ from and perhaps exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgments about the outcome of pending lawsuits and potential actions by third parties including government agencies.

        Long-Term Investments.    We hold or have held investments in other companies, which are accounted for under either the cost method or equity method of accounting and we monitor these investments for indicators of impairment. Some of these investments could be in companies that are publicly traded and have volatile share prices, while other investments could be in companies that are not publicly traded and therefore the fair value may be difficult to determine. Many of our investments in non-publicly traded companies represent emerging technology companies which are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon factors such as liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and the financial health of and specific prospects for the company.

        Other Significant Accounting Policies.    Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments, stock-based compensation and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and

Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS146, in certain cases, would be recognized in future periods as certain events occur rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period," a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. Contract termination costs under SFAS 146 would be recognized and measured at their fair value when an entity terminates the contract in accordance with the contract terms. Contract costs that will continue to be incurred under a contract for its remaining term without economic benefit to an entity would be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract, for example, the right to use a leased property. Under SFAS 146, a liability for future lease obligations, reduced by actual or estimated sublease rentals, would be recognized and measured at its fair value at the cease-use date, rather than being accrued at the date of an entity's commitment to an exit plan under Issue 94-3. We adopted the provisions of SFAS 146 in connection with restructuring activities initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, we have adopted the requirements in this Annual Report on Form 10-K. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition & Disclosure"—an Amendment of SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 related to interim financial information are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Consistent with the Statement, we have adopted all disclosure requirements in this Form 10-K.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The provisions of Interpretation No. 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. The provisions of Issue 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 will not have a material impact on our results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Most of the provisions of SFAS 149 should be applied prospectively. We believe the adoption of SFAS 149 will have no impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an entity classifies and measures certain financial instruments with both the characteristics of a liability and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability, while many of these instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS 150 will have no impact on our results of operations or financial position.

Risks That Affect Our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

        We have recently introduced a number of new products, including the SGI Altix product family, but we cannot assure you they will achieve market acceptance.    In January 2003, we introduced the SGI Altix family of servers and superclusters based on the Intel® Itanium® 2 processor and the Linux® operating system. Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers. There can be no assurance that this new product line will achieve market acceptance or provide significant incremental revenue. In July 2003, we introduced new highly scalable visualization products.Our ability to achieve future revenue growth will depend significantly on the market success of these products. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

        We are concentrating our R&D investments.    As an increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including the SGI Altix family, visualization and storage, a declining amount both in percentage and absolute terms is being devoted to the traditional MIPS/IRIX products, which continue to supply the bulk of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS/IRIX family and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

        We have been incurring losses and consuming cash in our operations and must reverse these trends and generate cash from other sources in fiscal 2004.    We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 27, 2003, our principal sources of liquidity included unrestricted cash and marketable investments of $141 million, down from $218 million at June 28, 2002. We expect to continue to consume cash from operations through the first half of fiscal 2004. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. We also are exploring alternatives for generating cash through financing transactions and dispositions of non-core assets and will consider a range of alternatives in the event of a material revenue shortfall. See "Financial Condition." If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

        We must restructure most or all of our senior convertible notes before their maturity in September 2004.    We have approximately $231 million of 5.25% senior convertible notes that will mature in September 2004. Following our withdrawal in August 2003 of an exchange offer for the notes, we are continuing our dialogue with the principal holders with the goal of exchanging a substantial majority of the 2004 notes for bonds with a later maturity. We cannot assure that we will be able to complete this restructuring at all or on terms that will be favorable to our shareholders or us. It is likely that these new bonds would carry significantly higher interest rates than the 2004 bonds and, to the extent that they are convertible obligations, would involve a conversion price close to our recent stock price of approximately $1.00. The nonconvertible bonds offered in our recently withdrawn exchange offer, for example, carried an interest rate of 11.75%. Our secured credit facility will become due and payable in June 2004 if the restructuring of the 2004 notes is not completed by March 2004 on terms satisfactory to our secured lender.

        We may not be able to obtain additional capital when needed.    We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. This facility matures in April 2005, subject to acceleration upon various events of default or the failure to successfully extend the maturity of of our senior convertible notes due September 2004 on terms satisfactory to the secured lender on or before March 5, 2004. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and $10 million cash collateral. We also deposit additional cash when eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At June 27, 2003, this facility was secured by a total of $21 million cash collateral. We obtained waivers of compliance with the covenants of the facility from the lenders in the first, third and fourth quarters of fiscal 2003 and the second, third and fourth quarters of fiscal 2002. If we are not able to comply with the financial and other covenants of this facility or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.

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

        We may become involved in intellectual property disputes.    We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or may seek to obtain a license. We are in discussions with several parties that have asserted intellectual property infringement claims. In any given case there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of these intellectual property claims will also increase.

        In addition, our increasing visibility as a supplier of Linux-based systems and as a participant in the open source software movement increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We recently received a notice from SCO Group stating its intention to terminate our fully paid license to certain UNIX-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group's allegations are without merit and that our fully paid license is nonterminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on SGI, or that SCO Group's intellectual property claims will not impair the market acceptance of the Linux operating system.

        We are increasingly dependent on partners and suppliers.    Our business has always involved close collaboration with partners and suppliers. However, many elements of our current business strategy, including the recent addition of scalable servers based on Itanium 2 processors and the Linux operating system, will increase our dependence on Intel and other partners, and on our manufacturing partners and other component suppliers. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain. The competitiveness of our system products, particularly our servers, is significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Our ability to work with our software partners to ensure porting of these applications to our IRIX operating system and to Linux is a key factor to our business success.

        We are dependent on sales to the U.S. government.    A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns. The U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Any disruption or limitation in our ability to do business with the U.S. Government could have an adverse impact on SGI.

        A portion of our business requires security clearances from the U.S. government. We have implemented measures to maintain our clearances in light of the fact that our Chairman and Chief

Executive Officer, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

        Our business experiences period-to-period fluctuations in operating results.    Our operating results may fluctuate for a number of reasons. Delivery cycles, other than those for large-scale server products, are typically short. Over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health, and by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue as well as the mix of configurations within these product categories.

        The present global economic uncertainty has impacted the timing of buying decisions of our customers. Unless and until the global economic environment becomes more positive it will be difficult for us to experience growth in revenue.

        Many of our international sales require export licenses.    Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

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

        The Swiss authorities are investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility we closed during the second quarter of fiscal 2002. We believe that this matter will be resolved without a significant adverse effect on our business, operating results or financial condition.

        We may not be able to develop and introduce new products on a timely basis.    Meeting our objectives for the future will require that our recently introduced products achieve success in the marketplace and that we succeed in the timely development and introduction of more successful new products. Product transitions are a recurring part of our business. A number of risks are inherent in this process.

        The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components such as semiconductors and outsource manufacturing partners. The failure of any one of these elements could cause our products under development to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that development or acceptance of our new systems will not be affected by delays in this process.

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

        Downward fluctuations in the price of our common stock may cause our common stock to be delisted.    On October 24, 2002 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently recovered, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. As of September 23, 2003, the 30-day trading average of our stock was $1.04. Declines in the price of our common stock may be caused by our failure to meet the investment community's expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

        We operate in a highly competitive industry.    The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.

        We may not be able to retain and attract qualified employees.    Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003 and the first quarter of fiscal 2004. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as the collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

        Our exposure to interest rate risk relates primarily to our investment portfolio and our convertible subordinated notes. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in high quality money market instruments and debt instruments and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three years.

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

        To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 27, 2003. We computed the market values for foreign exchange risk based on spot rates in effect at June 27, 2003. The market values that result from these computations are compared to the market values of these financial instruments at June 27, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

        The results of the sensitivity analysis at June 27, 2003 are as follows:

        Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would result in a increase in the aggregate fair values of our financial instruments by $3 million at June 27, 2003. A percentage point increase in the levels of interest rates with all other variables held constant would result in a decrease in the aggregate fair values of our financial instruments by $2 million at June 27, 2003.

        Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of our financial instruments by $6 million June 27, 2003. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $5 million at June 27, 2003.

        The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	31
Consolidated Statements of Operations	32
Consolidated Balance Sheets	33
Consolidated Statements of Cash Flows	34
Consolidated Statements of Stockholders' (Deficit) Equity	35
Notes to Consolidated Financial Statements	36
Financial Statement Schedule:
For each of the three fiscal years in the period ended June 27, 2003
Schedule II—Valuation and Qualifying Accounts	72

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related footnotes.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders Silicon Graphics, Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended June 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 27, 2003 and June 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                             /s/ ERNST & YOUNG LLP

Palo Alto, California
September 29, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands, except per share amounts)
Revenue:
Product and other revenue	$547,719	$856,719	$1,222,561
Service revenue	414,029	484,666	631,900

Total revenue	961,748	1,341,385	1,854,461
Costs and expenses:
Cost of product and other revenue	333,245	464,405	738,436
Cost of service revenue	239,569	306,007	490,758
Cost of discontinued product line	—	—	18,519
Research and development	170,937	176,893	236,240
Selling, general and administrative	319,360	450,365	716,591
Other operating expense	30,046	44,476	102,052

Total costs and expenses	1,093,157	1,442,146	2,302,596

Operating loss	(131,409)	(100,761)	(448,135)
Interest expense	(27,143)	(22,959)	(19,807)
Interest income and other, net	2,585	41,461	1,787

Loss before income taxes	(155,967)	(82,259)	(466,155)
(Benefit) provision for income taxes	(26,263)	(35,936)	26,888

Net loss	$(129,704)	$(46,323)	$(493,043)

Net loss per share—basic and diluted	$(0.64)	$(0.24)	$(2.59)

Shares used in the calculation of net loss per share—basic and diluted	201,424	194,974	190,338

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	June 27, 2003	June 28, 2002
	(in thousands, except share and per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$140,836	$213,302
Short-term marketable investments	440	4,878
Short-term restricted investments	35,298	43,506
Accounts receivable, net of allowance for doubtful accounts of $8,421 in 2003 and $12,548 in 2002	133,166	193,992
Inventories	71,426	109,410
Prepaid expenses	10,471	18,227
Other current assets	41,256	48,298

Total current assets	432,893	631,613
Restricted investments	1,430	1,183
Property and equipment, net of accumulated depreciation and amortization	108,062	160,282
Other assets	107,469	117,041

	$649,854	$910,119

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$76,507	$92,326
Accrued compensation	38,916	46,734
Income taxes payable	22,666	10,369
Other current liabilities	109,147	179,041
Deferred revenue	149,434	168,283
Current portion of restructuring charge	17,840	29,979
Current portion of long-term debt	16,894	10,943

Total current liabilities	431,404	537,675
Long-term debt	291,956	307,904
Other liabilities	91,385	119,181

Total liabilities	814,745	964,760
Commitments and contingencies
Stockholders' deficit:
Common stock, $.001 par value, and additional paid-in capital; 500,000,000 shares authorized; shares issued: 204,590,129 in 2003 and 199,762,254 in 2002;	1,467,798	1,450,829
Accumulated deficit	(1,606,049)	(1,466,181)
Treasury stock, at cost: 618,350 shares in 2003 and 1,124,392 shares in 2002;	(6,715)	(17,096)
Accumulated other comprehensive loss	(19,925)	(22,193)

Total stockholders' deficit	(164,891)	(54,641)

	$649,854	$910,119

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(129,704)	$(46,323)	$(493,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,710	148,920	119,895
Amortization	7,783	11,264	15,568
Gain on sale of 60% interest in SGI Japan	—	(63,723)	—
Gain on sale of Cray product line	—	—	(23,506)
Gain on sale of long-term investments	—	(1,713)	(49,561)
(Gain) loss on sale of corporate real estate	5,665	(3,573)	(11,529)
Loss on write-down of investments in private companies	—	6,158	83,129
Restructuring and impairment charges, net	30,046	44,476	102,051
Other	(2,401)	10,634	(7,067)
Changes in operating assets and liabilities:
Accounts receivable	60,826	105,184	(6,511)
Inventories	28,267	52,812	(31,490)
Accounts payable	(15,819)	(55,327)	19,687
Accrued compensation	(32,465)	(32,855)	1,671
Deferred revenue	(18,849)	(69,949)	(27,526)
Other assets and liabilities	(63,475)	(118,757)	26,118

Total adjustments	87,288	33,551	210,929

Net cash used in operating activities	(42,416)	(12,772)	(282,114)
Cash Flows From Investing Activities:
Marketable investments:
Purchases	(449)	(2,125)	(1,178)
Maturities	4,886	225	4,470
Purchases of restricted investments	(194,707)	(448,984)	(500,830)
Proceeds from the maturities of restricted investments	203,703	481,147	445,947
Proceeds from the sale of interest in SGI Japan	—	90,705	—
Proceeds from the sale of corporate real estate and other assets	7,653	29,400	278,186
Capital expenditures	(18,544)	(27,833)	(139,010)
(Increase) decrease in other assets	(25,055)	(14,304)	55,176

Net cash (used in) provided by investing activities	(22,513)	108,231	142,761
Cash Flows From Financing Activities:
Issuance of debt	—	44	93
Payments of debt principal	(10,777)	(13,877)	(5,150)
Sale of SGI common stock	3,240	8,547	16,120
Restricted investments used to purchase SGI common stock	—	—	104,439
Repurchase of SGI common stock	—	—	(104,439)
Cash dividends-preferred stock	—	—	(392)

Net cash (used in) provided by financing activities	(7,537)	(5,286)	10,671

Net (decrease) increase in cash and cash equivalents	(72,466)	90,173	(128,682)
Cash and cash equivalents at beginning of year	213,302	123,129	251,811

Cash and cash equivalents at end of year	$140,836	$213,302	$123,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Three years ended June 27, 2003
	Preferred Stock	Common Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	(in thousands)
Balance at June 30, 2000	$16,998	$1,410,663	$(832,219)	$(21,458)	$18,566	$592,550
Components of comprehensive loss:
Net loss	—	—	(493,043)	—	—	(493,043)
Currency translation adjustment	—	—	—	—	(11,653)	(11,653)
Change in unrealized gain on available-for-sale investments, net of tax of $(1,026)	—	—	—	—	(3,118)	(3,118)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	—	(30,053)	(30,053)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	3,383	3,383

Total comprehensive loss	(534,484)
Convertible preferred stock, Series A preferred dividends	—	—	(392)	—	—	(392)
Purchase (160,134 shares) and issuance (1,599,886 shares) of treasury stock and common stock (6,538,671 shares) under employee stock plans—net	—	15,206	(14,431)	20,707	—	21,482
Purchase of 6,000,000 shares of treasury stock under equity forward arrangements	—	—	—	(104,439)	—	(104,439)
Conversion of preferred stock to common stock	(16,998)	16,998	—	—	—	—

Balance at June 30, 2001	—	1,442,867	(1,340,085)	(105,190)	(22,875)	(25,283)
Components of comprehensive loss:
Net loss	—	—	(46,323)	—	—	(46,323)
Currency translation adjustment	—	—	—	—	901	901
Change in unrealized gain on available-for-sale investments, net of tax of $(66)	—	—	—	—	(165)	(165)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	—	2,637	2,637
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	(2,691)	(2,691)

Total comprehensive loss						(45,641)
Issuance of treasury stock (4,974,487 shares) under employee stock plans—net	—	2,106	(79,773)	88,094	—	10,427
Issuance of common stock (2,400,000 shares) for settlement of securities class action lawsuit	—	5,856	—	—	—	5,856

Balance at June 28, 2002	—	1,450,829	(1,466,181)	(17,096)	(22,193)	(54,641)

Components of comprehensive loss:
Net loss	—	—	(129,704)	—	—	(129,704)
Currency translation adjustment	—	—	—	—	680	680
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	1,588	1,588

Total comprehensive loss						(127,436)
Common stock reserved for issuance (5,600,000 shares) for settlement of securities class action lawsuit	—	13,664	—	—	—	13,664
Issuance of treasury stock (506,042 shares) under employee stock plans—net	—	3,305	(10,164)	10,381	—	3,522

Balance at June 27, 2003	$—	$1,467,798	$(1,606,049)	$(6,715)	$(19,925)	$(164,891)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

        SGI is a leader in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy, and Media.

        Our products were manufactured in Wisconsin during fiscal 2003 and in both Wisconsin and Switzerland during fiscal 2002 and 2001. During the first half of fiscal 2002, we consolidated our manufacturing operations with the closure of our manufacturing facility in Switzerland. We distribute our products through our direct sales force, as well as through indirect channels including resellers, distributors and system integrators. Product and other revenue consists primarily of revenue from computer system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts, as well as from delivery of professional services.

        We have incurred net losses and negative cash flows from operations during each of the past four fiscal years, and had working capital of $1.5 million at June 27, 2003. Our unrestricted cash and marketable investments at June 27, 2003 were $141 million, down from $218 million at June 28, 2002. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2004 financial plan will be sufficient to meet our financial obligations through fiscal 2004.

        We are committed to our goal of reestablishing profitable operations and positive cash flow. If we experience a material shortfall versus our plan for fiscal 2004, we will take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions, re-evaluation of our global distribution model, and delayed implementation of information systems initiatives. We also can take actions to generate cash by selling non-core businesses, licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. See "Risks That Affect Our Business."

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation and Principles of Consolidation    Beginning in fiscal 2002, SGI changed to a 52-53 week fiscal year ending on the last Friday in June. For fiscal 2003 and 2002, the fiscal year ended on June 27 and June 28, respectively. For fiscal years prior to 2002, the fiscal year ended on June 30. The consolidated financial statements include the accounts of SGI and our wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

        Foreign Currency Translation    Historically, the functional currency of a majority of our foreign subsidiaries' was their local currency and, at the end of every period, their financial statements were translated to the U.S. dollar at the rates of exchange in effect at the end of the period with the resulting translation adjustments recorded directly to accumulated other comprehensive (loss) income, a separate component of stockholders' (deficit) equity. Effective December 29, 2001, we changed the functional currency of all but a few of our foreign subsidiaries from their respective local currency to the U.S. dollar due to the subsidiaries' operations becoming less self-contained and more integrated within our U.S. business. Accordingly, we translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets, which are remeasured at their historical exchange rates. Revenues and expenses are translated using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains and losses from currency translation are included in stockholders' (deficit) equity. For the year ended June 27, 2003, currency transaction gains or losses are recognized in interest income and other, net and, net of hedging gains or losses, have not been significant to our operating results in any period.

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

        Cash Equivalents and Marketable and Restricted Investments    Cash equivalents consist of high credit quality money market instruments with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high credit quality money market instruments and high credit quality debt securities with maturities of one year or less, and are stated at fair value. At June 27, 2003 and June 28, 2002, our cash equivalents and marketable investments are all classified as available-for-sale. At June 27, 2003 and June 28, 2002, our restricted investments are classified as available-for-sale but are pledged as collateral against letters of credit or held under a security agreement. Restricted investments are held in SGI's name by major financial institutions.

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

        Inventories    Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration sytems are stated at cost less depreciation generally based on an eighteen-month life.

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

        Other Assets    Included in other assets are spare parts that are generally depreciated on a straight-line basis over the course of their respective useful lives ranging from two to five years and equity investments in certain technology companies that are carried at either market value or the lower of cost or market. Our investment in SGI Japan comprised the majority of our total equity investments for fiscal years 2003 and 2002. Also included in other assets is goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991 which, prior to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on June 29, 2002, was being amortized on a straight-line basis over a period of 20 years.

        Revenue Recognition    We recognize product revenue under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue (net of trading allowances) upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. Certain system sales may be made on contracts that are longer-term in duration. In these instances, we typically recognize revenue using the percentage-of-completion method of accounting. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with resellers.

        In certain situations, we enter into multiple-element revenue arrangements where we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product, SGI consulting services and SGI maintenance services. Under these transactions, we currently allocate revenue to be earned under the arrangement among the various elements based on their relative fair value. Effective with the implementation of EITF 00-21 "Revenue Arrangements with Multiple Deliverables," we will further determine evidence of fair value by reference to prices charged for components on a stand-alone basis to our existing customer base or to prices charged by third parties for the separate sale of similar items. We recognize revenue related to the delivered products or services when: 1) the product or service revenue criteria noted above are met; 2) there is objective evidence of fair value for each of the undelivered products or services; 3) any undelivered products or services are not essential to the functionality of the delivered product or services; and 4) payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

        We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term. Consulting and installation revenue is recognized when the service has been performed.

        We recognize stand-alone software revenue in accordance with AICPA Statement of Position ("SOP") No. 97-2,"Software Revenue Recognition", as amended by SOP 98-9, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Operating system software revenue is recognized when we ship the product and the revenue recognition criteria for product revenue have been met. If any of these criteria are not met, or the transaction is not on a stand-alone basis, revenue recognition is deferred until all criteria are met.

        We generally recognize royalty revenue, under technology agreements, in the quarter in which we receive a report from a licensee detailing the shipments of products incorporating our intellectual property components. The report is generally received on a one-quarter lag basis from when the royalty revenues were earned.

        We recognize engineering services revenue, where the service is performed on a best efforts basis, when we have completed the defined milestones and the milestone payment is probable of collection.

        Shipping and Handling Costs    Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as product and other revenue.

        Product Warranty    We provide at the time of sale for an estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX and Linux systems and up to three years on Windows NT systems.

        Guarantees    We enter into four categories of guarantees, namely financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.

          Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability or equity security of the guaranteed party.

          Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity's failure to perform under an obligating agreement.

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

          Indirect guarantees include agreements between us and a lender requiring us to transfer funds to the lender upon the occurrence of specified events. Indirect guarantees include our guarantee of our subsidiary's debt to a third party and our subsidiary's guarantee of the debt owed to a third party by either us or another subsidiary of ours. This category of guarantees has terms that are consistent with those of the debt agreements.

        Advertising Costs    We account for advertising costs as expense in the period in which they are incurred. Advertising expense for fiscal years 2003, 2002 and 2001 was $3 million, $4 million and $30 million, respectively.

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

        Stock-Based Compensation    At June 27, 2003, we have both stock-based employee and non-employee director compensation plans, which are described more fully in Note 15. We have elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations for these plans.

        The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, as amended by SFAS 148, to stock-based employee compensation:

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands, except per share amounts)
Net loss—as reported	$(129,704)	$(46,323)	$(493,043)
Additions:
Stock-based employee compensation expense, net of tax effect, included in net loss above	$281	$1,988	$5,823
Deductions:
Stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	$(9,729)	$(15,352)	$(55,756)
Pro forma net loss	$(139,152)	$(59,687)	$(542,976)
Net loss per share—basic and diluted—as reported	$(0.64)	$(0.24)	$(2.59)
Net loss per share—basic and diluted—pro forma	$(0.69)	$(0.31)	$(2.85)

        The pro forma information above may not be representative of the effects on potential pro forma effects on results for future years.

        Long Lived Assets    In accordance with the provisions of SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets classified as "held and used", including property and equipment, assets under capital leases, long term prepaid assets and other intangible assets subject to amortization for impairment whenever events or changes in business circumstances, such as a significant industry downturn or a significant decline in projected future cash flow for an operating segment, indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when the sum of its estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. In accordance with the SFAS 144 provisions, we classify long lived assets as "held for sale" only when all of the criteria for a qualifying plan of sale are met and reassess their "fair value less cost to sell" each reporting period. We classify long lived assets to be disposed of other than by sale as "held and used" until they are actually disposed and report them at the lower of the carrying amount or fair value less costs to sell.

        Capitalized Software    In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are included in property and equipment (see Note 8) and are amortized over periods ranging from 3 to 5 years.

        Recent Accounting Pronouncements    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS146, in certain cases, would be recognized in future periods as certain events occur rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. Contract termination costs under SFAS 146 would be recognized and measured at their fair value when an entity terminates the contract in accordance with the contract terms. Contract costs that will continue to be incurred under a contract for its remaining term without economic benefit to an entity would be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract, for example, the right to use a leased property. Under SFAS 146, a liability for future lease obligations, reduced by actual or estimated sublease rentals, would be recognized and measured at its fair value at the cease-use date, rather than being accrued at the date of an entity's commitment to an exit plan under Issue 94-3. We adopted the provisions of SFAS 146 in connection with the restructuring activities initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.

The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, we have adopted the requirements in this Annual Report on Form 10-K. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition & Disclosure"—an Amendment of SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 related to interim financial information are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Consistent with the Statement, we have adopted all disclosure requirements in this Form 10-K.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The provisions of Interpretation No. 46 are effective immediately for all variable interests in variable interest entities created before February 1, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. The provisions of Issue 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No.133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Most of its provisions should be applied prospectively. We believe the adoption of SFAS 149 will have no impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an entity classifies and measures certain financial instruments with both the characteristics of a liability and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability, while many of these instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of FASB 150 will not have a material impact on our results of operations or financial position.

Note 3. Other Operating Expense

        Other operating expense is as follows (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Restructuring and impairment charges	$30,046	$44,476	$102,052

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

        During fiscal 2000, we also reduced by $7 million our prior estimate of the total costs associated with a similar restructuring initiated in fiscal 1998. This adjustment primarily reflected a decrease in severance and related charges resulting from higher attrition and lower per person costs than we had estimated. During the second through fourth quarters of fiscal 2000, we further lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities described above. As a result, a cumulative reversal of approximately $37 million was recorded in fiscal 2000. This decrease related primarily to lease obligations, as we were able to settle these obligations on far more favorable terms than we had estimated due to extremely high demand at that time for facilities in Mountain View, California. During the first quarter of fiscal 2001, we again lowered our estimate of the total costs associated with the fiscal 2000 restructuring activities and recorded an adjustment of $6 million. The adjustment primarily reflected lower than estimated facilities closure costs due to negotiating better than anticipated sublease arrangements. As of March 31, 2001, we had eliminated all the positions covered by our estimate and paid all severance-related charges incurred in the fiscal 2000 restructuring.

        During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions to further reduce our operating expenses to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $88 million and were broad-based and covered virtually all aspects of our products, operations and processes. Fiscal 2001 restructuring actions resulted in the elimination of approximately 1,000 positions, across all levels and functions, all of which were eliminated as of March 29, 2002. Severance payments and related charges of $45 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. The cancellation of contracts associated with the fiscal 2001 actions resulted in charges of $2 million. Our plans included vacating approximately 3,000,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through April 2010. We estimated this would require ongoing lease payments of $32 million and $9 million in exit costs, including costs to restore facilities to their original condition. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2001 restructuring activities and recorded an adjustment of $5 million. The adjustment primarily reflected lower than estimated severance and related costs primarily due to the sale of our 60% interest in SGI Japan which resulted in a smaller reduction in staff than originally anticipated. As of December 27, 2002, all severance related charges were paid in relation to the fiscal 2001 restructuring. During fiscal 2003, we further lowered our estimate of the facilities costs related to the fiscal 2001 restructuring activities and recorded an adjustment of $2.5 million, which principally reflected re-negotiated sublease deals and lower rental rates.

        During fiscal 2002, we announced and began to implement additional restructuring actions consistent with the objective of the fiscal 2001 restructuring. These actions resulted in aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions, all of which were eliminated as of June 28, 2002. Severance payments and related charges of $37 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. Our plans included vacating approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimated this would require ongoing lease payments of $5 million. Our plans also included consolidating our manufacturing activity in Wisconsin and closing our manufacturing facility in Switzerland, which were completed in December 2001. During the fourth quarter of fiscal 2002, we lowered our estimate of the total costs associated with the fiscal 2002 restructuring activities and recorded an adjustment of $1 million, which reflected lower than estimated severance and related costs. During the second quarter of fiscal 2003 we further reduced our estimate of severance and related charges associated with the fiscal 2002 restructuring and recorded an adjustment of $0.7 million, which reflected lower than estimated severance and related costs attributable to higher than expected attrition. As of March 28, 2003, all severance related charges were paid in relation to the fiscal 2002 restructuring and we determined that the remaining severance accrual associated with the fiscal 2002 restructuring activities was unnecessary and recorded an adjustment of approximately $0.8 million. The adjustment primarily reflected lower than estimated severance and related costs attributable to higher than expected attrition and lower per person costs.

        During the fourth quarter of fiscal 2002, we announced and began to implement additional restructuring actions (fiscal 2003 restructuring plan) in an effort to further reduce our operating expense to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $4 million and elimination of approximately 100 positions across all levels and functions. In the first quarter of fiscal 2003 we continued the restructuring actions under the plan initiated in the fourth quarter of fiscal 2002. These actions resulted in additional aggregate charges of $8 million and the elimination of approximately 150 positions across all levels and functions. Severance payments and related charges of $5 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 52,000 square feet of leased facilities in the US, with lease terms expiring through fiscal 2007, which require ongoing lease payments of $3 million, net of $1 million of estimated sublease income.

        During the second quarter of fiscal 2003, we continued implementing restructuring activities under the fiscal 2003 restructuring plan. These actions resulted in aggregate charges of $7 million and the elimination of approximately 90 positions across all levels and functions in our overseas offices. Severance payments and related charges of $5 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 8,000 square feet of leased sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2009. We estimated it would require ongoing lease payments of $2 million, net of $2 million of estimated sublease income.

        During the third quarter of fiscal 2003, we initiated additional restructuring activities under the fiscal 2003 restructuring plan. These actions resulted in aggregate charges of $4 million and elimination of approximately 130 positions across all levels and functions. Severance payments and related charges of $4 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. These actions were accounted for in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002 were accounted for in accordance with the provisions of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." All restructuring activities after December 31, 2002 are accounted for in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

        During the latter part of the fourth quarter of fiscal 2003, we announced and began to implement additional restructuring activities that will be referred to as the fiscal 2004 restructuring plan. These actions resulted in aggregate charges of $10 million and elimination of approximately 324 positions across all levels and functions, which we believe allow us potential future annual savings of $12 million in cost of goods sold and $20 million in operating expenses. Severance payments and related charges of $9 million consist primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contracts cancellation charges and outside consulting associated with the fiscal 2004 restructuring plan totaled $0.2 million. Our plans included vacating approximately 6,400 square feet of administrative facilities overseas, with lease terms expiring through fiscal 2004. We estimated this would require ongoing lease payments of $0.2 million. During the fourth quarter of fiscal 2003, we reclassified a previously recorded liability included in other liabilities to restructuring. Also in conjunction with this leased facility, we recorded a $7 million adjustment which largely reflected the reversal of sublease income previously expected. We also increased our estimate of severance and related charges associated with the fiscal 2003 restructuring overseas and recorded an adjustment of $2 million, which reflected higher than estimated severance and related costs and unfavorable fluctuations in foreign exchange rates.

        The remaining restructuring accrual balance of approximately $32 million at June 27, 2003 is expected to result in cash expenditures of approximately $7 million through the third quarter of fiscal 2004 for severance and related charges, and approximately $25 million through fiscal 2010 for facilities related expenditures, net of estimated sublease income of $4 million.

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

        As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $12 million of fixed assets held for disposal which included a $7 million write-down for our Switzerland manufacturing facility that was closed during the second quarter.

        As a result of the fiscal 2003 restructuring activities described above, we wrote down approximately $2 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the closed offices and buildings. In addition, we recorded approximately $3 million in impairment charges for the Switzerland manufacturing facility as a result of the fair value reassessment by an independent third party. For further information regarding the sale of the manufacturing facility in Switzerland, see Note 23 to the Consolidated Financial Statements.

        The following table depicts the restructuring and impairment activity in fiscal 2003, 2002 and 2001 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Impairment Charges	Total
Balance at June 30, 2000	$3,265	$—	$6,440	$—	$9,705

Additions—fiscal 2001 restructuring and impairment	45,136	1,923	41,490	19,724	108,273
Adjustments:
Increase	—	—	3,619	—	3,619
(decrease)	(2,590)	—	(3,631)	—	(6,221)
Expenditures:
Cash	(9,428)	(706)	(3,880)	—	(14,014)
Non-cash	(233)	—	(756)	(19,724)	(20,713)

Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$80,649

Additions—fiscal 2002 restructuring and impairment	37,440	3,224	4,899	11,515	57,078
Adjustments:
Increase	—	—	—	—	—
(decrease)	(6,430)	—	(6,172)	—	(12,602)
Expenditures:
Cash	(57,982)	(3,023)	(20,438)	—	(81,443)
Non-cash	—	—	6,172	(11,515)	(5,343)

Balance at June 28, 2002	$9,178	$1,418	$27,743	$—	$38,339

Additions—fiscal 2003 restructuring and impairment	22,759	207	5,558	3,516	32,040
Adjustments:
Increase	550	—	—	—	550
(decrease)	—	—	(2,544)	—	(2,544)
Reclassification:
Cash	—	—	6,179	—	6,179
Non-cash	—	—	—	1,399	1,399
Expenditures:
Cash	(25,296)	(1,612)	(12,288)	—	(39,196)
Non-cash	—	—	—	(4,915)	(4,915)

Balance at June 27, 2003	$7,191	$13	$24,648	$—	$31,852

        In accordance with SFAS No. 146, effective January 1, 2003, the total amount of severance and related charges, cancelled contracts and facilities for each reportable segment incurred in the fiscal 2003 and subject to provisions of SFAS 146 are presented in the following table (in thousands):

Additions—fiscal 2003 restructuring	Servers	Workstations	Global Services	Total
Severance and Related Charges	$5,358	$2,241	$5,697	$13,296
Canceled Contracts	$69	$28	$73	$170
Vacated Facilities	$77	$32	$81	$190

Note 4. Loss Per Share

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands, except per share amounts)
Net loss	$(129,704)	$(46,323)	$(493,043)
Less preferred stock dividends	—	—	(392)

Net loss available to common stockholders	$(129,704)	$(46,323)	$(493,435)

Weighted average shares outstanding—basic and diluted	201,424	194,974	190,338

Net loss per share—basic and diluted	$(0.64)	$(0.24)	$(2.59)

Potentially dilutive securities excluded from computations because they are anti-dilutive	17,727	18,090	8,643

Note 5. Financial Instruments

        Cash Equivalents and Marketable and Restricted Investments    The following table summarizes by major security type the fair value of our cash equivalents and marketable and restricted investments at June 27, 2003 and June 28, 2002 (in thousands):

	2003	2002
Money market funds	$1,220	$122,442
Time deposits	39,814	48,840
U.S. commercial paper	734	2,735

Total	41,768	174,017
Less amounts classified as cash equivalents	(4,600)	(124,450)

Total marketable and restricted investments	$37,168	$49,567

        Gross realized gains and losses on sales and unrealized gains and losses on our available-for-sale securities were not significant in any one fiscal period presented.

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

                Cash Flow Hedges    Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The amount in accumulated Other Comprehensive Income as of June 27, 2003 will be reclassified to operations within the next twelve months.

                Accumulated Derivative Gains or Losses    The following table summarizes activity in Other Comprehensive Lossrelated to derivatives classified as cash flow hedges held by us during the period from July through June of the following fiscal periods (in thousands):

	2003	2002
Opening balance	$(1,969)	$722
Reclassified into earnings from other comprehensive loss, net	—	1,470
Changes in fair value of derivatives, net	1,588	(4,161)

Unrealized loss on derivative instruments included in other comprehensive (loss) income	$(381)	$(1,969)

        The effect on earnings for the fiscal periods presented relating to the ineffectiveness of hedging activities was not material.

                Fair Value of Financial Instruments    The carrying amounts and estimated fair values of our financial instruments at June 27, 2003 and June 28, 2002 are summarized as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$140,836	$140,836	$213,302	$213,302
Marketable investments	37,168	37,168	49,567	49,567
Debt instruments	308,850	227,655	318,847	220,435
Currency forward contracts	(355)	(355)	62	62
Currency options	(270)	(270)	(1,698)	(1,698)

Note 6. Sale of Interest in SGI Japan

        On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of SGI Japan for an aggregate purchase price of 11.5 billion Japanese yen, yielding approximately $91 million in net proceeds. The net proceeds exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $68 million. The total gain in this transaction, after recognition of the debt reduction and transaction-related costs, was approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. Because SGI Japan, under an exclusive distribution agreement, received a discount in excess of the discount provided to another major distributor of SGI, the remaining $10 million of the overall gain on the sale was designated as deferred revenue to be recognized over three years as we fulfill product orders from SGI Japan under the long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Our best estimate of the fair value of the future incremental discount was based on projected future product sales of SGI Japan through a combination of historical and forward-looking information. Also as part of this transaction, SGI's current yen-denominated debt held by a financial institution, which would have otherwise matured in December 2001, was restructured and is now owed to SGI Japan, maturing in quarterly installments from September 2002 through December 2004. The result of this debt restructuring was to reduce the outstanding balance at December 28, 2001 from $50 million to $37 million (See Note 13). SGI's debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan's results in its financial statements but instead records its proportionate share of SGI Japan's earnings as non-operating income in accordance with APB 18, "The

Equity Method of Accounting for Investments in Common Stock." Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a quarter lag.

Note 7. Concentration of Credit and Other Risks

        Credit Risk    Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash, investments, currency forward contracts and trade receivables. We place our investments and transact our currency forward contracts with high-credit-quality counter-parties and, by policy, limit the amount of credit exposure to any one counter-party. The credit risk on receivables due from counter-parties related to currency forward contracts is immaterial at June 27, 2003 and June 28, 2002. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

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

        International Operations    We derive over one-third of our revenue from sales outside the United States. Therefore, our results could be affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. However, the risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

        Export Compliance    Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. The Swiss authorities are investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility that we closed during the second quarter of fiscal 2002. We believe that this matter will be resolved without a significant adverse effect on our business.

Note 8. Consolidated Financial Statement Details

Inventories

        Inventories at June 27, 2003 and June 28, 2002 are as follows (in thousands):

	2003	2002
Components and subassemblies	$39,939	$70,497
Work-in-process	8,897	19,442
Finished goods	12,000	8,682
Demonstration systems	10,590	10,789

Total inventories	$71,426	$109,410

Property and Equipment

        Property and equipment at June 27, 2003 and June 28, 2002 are as follows (in thousands):

	2003	2002
Land and buildings	$66,101	$90,416
Machinery and equipment (including capitalized software)	415,437	457,414
Furniture and fixtures	48,712	47,807
Leasehold improvements	46,080	45,299

	576,330	640,936
Accumulated depreciation and amortization	(468,268)	(480,654)

Net property and equipment	$108,062	$160,282

Note 9. Other Assets

        Other assets at June 27, 2003 and June 28, 2002 are as follows (in thousands):

	2003	2002
Spare parts, net of accumulated depreciation of $75,493 in 2003 and $88,331 in 2002	$44,505	$55,548
Investments	20,655	20,628
Software licenses, goodwill and other, net of accumulated amortization of $79,249 in 2003 and $71,466 in 2002	42,309	40,865

	$107,469	$117,041

Note 10. Goodwill

        At June 29, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The identification of our reporting units was determined per the guidelines in SFAS 142 and is consistent with our reportable segments as discussed in Note 18 to the Consolidated Financial Statements". We completed step one of the transitional goodwill impairment test as of December 27, 2002 and the annual goodwill impairment test as of June 27, 2003 and found no impairment. Since no impairment was found, no further testing of goodwill is necessary unless there is evidence of further impairment or events or changes in circumstances occur by the end of fiscal 2004 that would reduce the fair value of the reporting units containing goodwill below their carrying amounts. At June 27, 2003, we had goodwill with a carrying value of approximately $13 million. In accordance with SFAS 142, the results for the fiscal years ended June 28, 2002 and June 30, 2001 have not been restated. The following table discloses a reconciliation of reported net loss and basic and diluted net loss per share to the amounts adjusted for exclusion of goodwill amortization:

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
	(in thousands, except per share amounts)
Reported net loss	$(129,704)	$(46,323)	$(493,043)
Add:
Goodwill, net of tax	—	1,460	1,460

Adjusted net loss	$(129,704)	$(44,863)	$(491,583)

Reported net loss per share—basic and diluted	$(0.64)	$(0.24)	$(2.59)
Add:
Goodwill, net of tax	—	0.01	0.01

Adjusted net loss per share—basic and diluted	$(0.64)	$(0.23)	$(2.58)

Note 11. Financing Arrangement

        During fiscal 2002 and through March 2003, available credit under our asset-based credit facility was determined monthly based on 85% of eligible accounts receivable. We did not use this facility for cash borrowings, but rather to support letters of credit we are required to provide as security under certain lease obligations. This obligation bore interest payable monthly at the prime rate plus 0.25% for cash advances and at 3.25% for letters of credit. During this period of time, the facility was secured by the pledge of our U.S. accounts receivable and inventory, certain intellectual property and a $7 million cash deposit. We also deposited additional cash when eligible accounts receivable, which fluctuate within the quarter, were below the level needed to secure our letters of credit. The credit facility also contained financial and other covenants. We obtained waivers of compliance with the covenants of this facility from the lenders in the first and third quarters of fiscal 2003 and the second, third and fourth quarters of fiscal 2002.

        During the fourth quarter of fiscal 2003, we renewed our asset-based credit facility for a two-year term maturing in April 2005. In the event we are unable to extend the maturity of our senior convertible notes due 2004 on terms satisfactory to our secured lender on or before March 5, 2004, the facility will mature in June 2004. This facility is also subject to acceleration upon various events of default. The renewed facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. We have not used this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full capacity under this line to secure $46 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.5% at June 27, 2003) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuates within the quarter, is below the level needed to secure our letters of credit. At June 27, 2003, the credit facility was secured by a total of $21 million cash collateral, which is included as a component of Short-term Restricted Investments. The credit facility contains financial and other covenants similar in nature to that of the previous facility. We obtained a waiver of compliance with the covenants of this facility from the lender in the first, third and fourth quarters of fiscal 2003. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital. See "Risks That Affect Our Business".

Note 12. Guarantees

        SGI, as the guarantor, enters into four categories of guarantees, namely financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.

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

        Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity's failure to perform under an obligating agreement. We had no outstanding performance guarantees at June 27, 2003 that are subject to the disclosure requirements of FIN 45.

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

        Indirect guarantees include agreements between SGI and a lender requiring us to transfer funds to the lender upon the occurrence of specified events. Indirect guarantees include SGI's guarantee of our subsidiary's debt to a third party and our subsidiary's guarantee of the debt owed to a third party by either SGI or another subsidiary of SGI. This category of guarantees has terms that are consistent with those of the debt agreements.

        The following table discloses our obligations under guarantees as of June 27, 2003 (in thousands):

	Maximum Potential Amount of Future Payments	Assets Held as Collateral
Financial guarantees	$54,580	$54,580
Indemnifications	1,983	1,005
Indirect guarantees	6,098	—

Total	$62,661	$55,585

        The following table depicts product warranty activity during fiscal 2003 (in thousands):

Balance at June 28, 2002	$8,958
New warranties issued	10,804
Warranty activity	(13,310)
Changes in estimates	259

Balance at June 27, 2003	$6,711

Note 13. Long-Term Debt

        Long-term debt at June 27, 2003 and June 28, 2002 was as follows (in thousands):

	2003	2002
Senior Convertible Notes due September 2004 at 5.25%	$230,591	$230,591
Convertible Subordinated Debentures due February 2011 at 6.125%, net of unamortized discount of $8,097 ($8,825 in 2002)	48,679	47,951
Japanese Yen fixed rate loan due in quarterly installments through December 2004 at 10.00%(1)	29,563	40,267
Other	17	38

	308,850	318,847
Less amounts due within one year	(16,894)	(10,943)

Amounts due after one year	$291,956	$307,904

(1)
The Japanese yen fixed rate loan of approximately 3.5 billion yen was converted at a rate of 118.39 yen per U.S. dollar. This loan is collateralized by our remaining ownership interest in SGI Japan.

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

        In connection with the fiscal 1996 acquisition of Cray Research Inc., SGI assumed the Convertible Subordinated Debentures. These debentures are convertible into SGI's common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100%. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of approximately $5 million in fiscal 2007 and approximately $6 million each from fiscal 2008 to 2010 are scheduled, with a final maturity payment of approximately $35 million in 2011.

        Principal maturities of long-term debt at June 27, 2003 are as follows (in millions): 2004—$17; 2005—$243; 2006—$0; 2007—$5; 2008—$6 and $46 thereafter.

Note 14. Leasing Arrangements as Lessee

        We lease certain of our facilities and some of our equipment under non-cancelable operating lease arrangements.

        Future minimum annual lease payments under operating leases at June 27, 2003 are as follows (in millions): 2004—$49; 2005—$45; 2006—$33; 2007—$28; 2008—$26, and thereafter—$106. Included in these lease payments are amounts related to restructuring activities at June 27, 2003 as follows: 2004—$11; 2005—$10; 2006—$5; 2007—$1; 2008—$1; and thereafter—$1. Future sublease and rental income as of June 27, 2003 are as follows (in millions): 2004—$4; 2005—$4; 2006—$2; 2007—$1; 2008—$1; and thereafter—$8, of which $4 million relates to restructuring.

        Aggregate operating lease rent expense in fiscal 2003, 2002 and 2001 was $35 million, $45 million and $53 million, respectively. Included in fiscal 2003, 2002 and 2001 rent expense is an offset of $5 million, $6 million and $4 million, respectively, which relates to recognition of a portion of our deferred gain on the sale leaseback transaction completed in December 2000 involving our Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. As of June 27, 2003, we have a remaining deferred gain of $37 million on the sale leaseback transaction that will be recognized over the terms of the respective leases as an offset to rent expense.

        On July 10, 2003, we announced that we had entered into an agreement to sublease our Amphitheatre Technology Center campus in Mountain View, California. We will relocate our headquarters to our nearby Crittenden Technology Center campus, where we will lease additional space. In combination, these actions will substantially reduce our occupancy costs. For additional information regarding this sublease agreement see Note 24to the Consolidated Financial Statements.

Note 15. Stockholders' Equity

        Preferred Stock Transactions    There were no preferred stock transactions in fiscal 2003 or 2002. On March 1, 2001, NKK Corporation ("NKK"), which owned 17,500 shares of Series A convertible preferred stock, elected to convert its remaining shares into our common stock. As a result of the conversion, NKK received 3,829,321 shares of common stock, calculated by dividing the original issuance price by the then-current price of the common stock. The market value of these shares was $4.57 per share at the point of conversion. Prior to conversion, the preferred stock paid a 3% cumulative annual dividend on the original issuance price of $1,000 per share, had preference upon liquidation equal to $1,000 per share and had aggregate voting rights equivalent to 1,400,000 shares of common stock.

        Stock Award Plans    We have various stock award plans that provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock awards to members of our Board of Directors and employees. The Board of Directors determines the exercise price and vesting schedule for all stock option grants and restricted stock awards. All stock options granted in fiscal 2001 through 2003 had an exercise price of no less than the fair market value on the date of grant. No restricted stock awards were granted during fiscal 2003 and 2002 while 175,000 were granted in fiscal 2001.

        Stock options granted to employees typically vest over a 25-month or 50-month period from the date of grant. Options granted to newly-hired employees generally also include a 10-month initial waiting period before they may be exercised. Restricted stock awards generally vest in four annual installments. Under the directors' compensation program, members of the Board of Directors receive an initial stock option grant on appointment to the Board which vests over a two year period, and an additional option grant annually which is fully vested on the date of grant.

        At the end of fiscal 2003, 2002 and 2001, there were 11,042,542, 16,362,551 and 14,641,134 options available for grant, respectively, and there were 97,500, 175,408 and 1,146,024 shares of restricted stock, respectively, subject to repurchase.

        Activity under all of the stock award plans was as follows:

	2003		2002		2001
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Balance at beginning of fiscal year	34,419,589	$3.73	33,222,585	$5.08	23,827,668	$6.78
Options granted	10,034,800	$1.43	13,044,170	$0.87	19,734,021	$3.62
Options exercised	(852,215)	$0.56	(1,273,554)	$1.56	(1,563,748)	$0.92
Options forfeited	—	—	—	—	—	—
Options canceled	(5,429,291)	$4.95	(10,573,612)	$4.71	(8,775,356)	$7.14

Balance at end of fiscal year	38,172,883	$3.02	34,419,589	$3.73	33,222,585	$5.08

Exercisable at end of fiscal year	27,498,427	$3.50	23,306,452	$4.44	18,827,210	$5.57

        Additional information about options outstanding at June 27, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.42–$0.57	8,467,791	$0.56	8.04	7,434,770	$0.57
$0.62–$2.98	11,858,218	$1.67	8.76	3,173,671	$1.87
$2.99–$6.12	15,890,527	$4.60	6.30	14,939,338	$4.58
$6.30–$37.49	1,956,347	$9.02	5.04	1,950,648	$9.02

$0.42–$37.49	38,172,883	$3.02	7.38	27,498,427	$3.50

        Employee Stock Purchase Plan    We have an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. Purchases under this plan were suspended in April 2003, when the shares available for purchase were exhausted. Purchase periods will not resume until additional shares are approved for issuance under the plan by the shareholders.

        At June 27, 2003, we had issued a total of 20,275,430 shares over the life of the plan, including 4,006,072 shares issued during fiscal 2003, and we have 592 shares in reserve for future issuance under the plan. Both scheduled purchases during fiscal 2003 were pro-rated to allocate the shares available for purchase among the participants; employees used 26% and 30%, respectively, of their payroll contributions toward purchasing shares and the remainder of their contribution was returned to them.

        Grant Date Fair Values    The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2003, 2002, and 2001 was $1.07, $0.55, and $2.06 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2003, 2002 and 2001 was $1.43, $0.87, and $3.59 per share, respectively. The weighted average fair value of restricted stock granted during fiscal 2001 was $4.46 per share. The weighted average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 2003, 2002, and 2001 was $0.61, $1.16, and $1.59 per share, respectively.

        We estimated the weighted average fair value of options granted at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions listed below.

	Employee Stock Options			Stock Purchase Plan Shares
	2003	2002	2001	2003	2002	2001
Expected life (in years)	0.02	0.02	0.03	0.50	0.50	0.40
Risk-free interest rate	1.10%	3.00%	5.10%	1.52%	1.27%	5.22%
Volatility	1.1	1.02	0.81	1.15	1.30	0.93
Dividend yield	0%	0%	0%	0%	0%	0%

        Pro Forma Information    We have elected to follow APB 25 in accounting for our employee stock options. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock options is less than the market price of the underlying stock on the grant date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 for fiscal 2003, 2002, and 2001 was $0.3 million, $2 million, and $6 million, respectively.

        The pro forma information regarding net loss and net loss per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123 is presented in Note 2 to the Consolidated Financial Statements.

        Stock Repurchase Program    During fiscal 2001, we settled our remaining equity forward instrument under which we were committed to repurchase an aggregate of 6.0 million shares of common stock at an aggregate cost of $104 million. We recorded the proceeds received from the sale of equity instruments and amounts paid upon the purchase of equity instruments as a component of stockholders' (deficit) equity. Subsequent changes in the fair value of the equity instrument contracts were not recognized. We had the ability to determine whether the contracts were settled in cash or stock.

Note 16. Comprehensive Loss

        The components of accumulated other comprehensive loss, net of tax, are as follow (in thousands):

	Years ended
	June 27, 2003	June 28, 2002
	$—	$—
Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(381)	$(1,969)
Foreign currency translation adjustments	(19,544)	(20,224)

Accumulated other comprehensive loss	$(19,925)	$(22,193)

Note 17. Income Taxes

        The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
United States	$(146,651)	$(157,782)	$(341,479)
International	(9,316)	75,523	(124,676)

	$(155,967)	$(82,259)	$(466,155)

        The (benefit from) provision for income taxes consists of the following (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Federal:
Current	$(4,452)	$(40,654)	$6,111
Deferred	—	—	—
State:
Current	(2,784)	2,635	1,300
Deferred	—	—	—
Foreign:
Current	(18,612)	314	19,477
Deferred	(415)	1,769	—

	$(26,263)	$(35,936)	$26,888

        The (benefit from) provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to income (loss) before income taxes as follows (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Tax at U.S. federal statutory rate	$(54,588)	$(28,791)	$(163,154)
State taxes, net of federal tax benefit	(1,810)	1,713	845
Net operating loss with no tax benefit	53,956	27,985	162,352
Change in U.S. federal tax law	—	(42,083)	—
Net foreign taxes with no tax benefit (detriment)	(19,027)	2,083	19,477
Earnings subject to foreign taxes at lower rates	(4,958)	—	—
Other	164	3,157	7,368

(Benefit from) provision for income taxes	$(26,263)	$(35,936)	$26,888

        As a result of the enactment of the Job Creation and Worker Assistance Act of 2002, which provided for additional U.S. federal operating loss carryback claims from the year ended June 30, 2001, we recognized additional tax benefits of approximately $42 million in the third quarter of the year ended June 28, 2002.

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 27, 2003 and June 28, 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$527,283	$504,895
General business credit carryforwards	63,605	54,330
Inventory valuation	43,053	42,246
Reserves not currently deductible	43,130	34,106
Other	127,191	165,443

Subtotal	804,262	801,020
Valuation allowance	(726,957)	(699,950)

Total deferred tax assets	77,305	101,070

Deferred tax liabilities:
Foreign taxes on unremitted foreign earnings, net of related U.S. tax liability	75,891	102,105
Other	2,768	734

Total deferred tax liabilities	78,659	102,839

Total	$(1,354)	$(1,769)

        At June 27, 2003, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $804 million. The gross deferred tax assets are offset by a valuation allowance of $727 million and deferred tax liabilities of $79 million. The valuation allowance of $727 million includes $23 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 27, 2003, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of approximately $1,251 million, $333 million, and $200 million, respectively. The federal losses will begin expiring in fiscal year 2010, the state losses will begin expiring in fiscal 2005, and the foreign losses will begin expiring in fiscal year 2004. At June 27, 2003, we also had general business credit carryovers of approximately $43 million for United States federal tax purposes, which will begin expiring in fiscal year 2004, and state R&D credits of $29 million which can be carried forward indefinitely.

Note 18. Segment Information

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

        The Server segment's current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment's systems include the SGI Onyx family of graphics systems and the SGI Altix and Origin families of high-performance servers. This segment also includes prior generations of graphics systems and high-performance servers available through our Remarketed Products Group. Our servers are high-performance supercomputing systems designed for technical computing applications. Our servers are also used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Workstation segment's current products include the Silicon Graphics Fuel and Octane2™ workstations along with prior generations of workstations available through our Remarketed Products Group. During the fourth quarter of fiscal 2002, a decision was made to end of life the Silicon Graphics® 750 system based upon the new Intel Itanium processor and first-generation Intel Itanium architecture. This product shipped through the end of fiscal 2002. During the fourth quarter of fiscal 2001, a decision was made to end of life the Silicon Graphics® 230, Silicon Graphics® 330, Silicon Graphics® 550 and the Silicon Graphics Zx10™ visual workstations based upon the Intel microprocessor and the Windows NT® and Red Hat® Linux® operating systems. These products were shipped through the first quarter of fiscal 2002. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our Professional Services organization provides technology consulting, education and managed services. Effective for fiscal 2002, we reorganized our Global Services segment and removed the Remarketed Products Group from this segment. Revenue from remanufactured systems is included in either the servers and visual workstations reportable segments based on the nature of the system sold. Prior period amounts have been reclassified to conform to current period presentation.

        We evaluate each of these segments based on profit or loss from operations before interest and taxes.

        Expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the reportable segments and are included in the results reported. The revenue and related expenses of our wholly-owned software subsidiary Alias, as well as certain corporate-level revenue and expenses are not allocated and are included in "Other" in the reconciliation of reported revenue and operating profit.

        We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. The accounting policies for segment reporting are the same as those described in Note 2 to the Consolidated Financial Statements.

        Information on reportable segments is as follows for fiscal 2003, 2002, and 2001 (in thousands):

	Servers	Visual Workstations	Global Services
2003:
Revenue from external customers	$366,668	$150,960	$382,799
Segment (loss) profit	$(120,182)	$(74,648)	$102,938
2002:
Revenue from external customers	$516,720	$237,668	$456,790
Segment (loss) profit	$(122,263)	$(79,917)	$103,251
2001:
Revenue from external customers	$747,698	$397,297	$598,025
Segment (loss) profit	$(219,029)	$(124,143)	$5,242
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of Pentium III-based product line	$—	$(13,864)	$(4,665)

        Reconciliation to SGI as reported (in thousands):

	Years ended
	2003	2002	2001
Revenue:
Total reportable segments	$900,427	$1,211,178	$1,743,020
Other	61,321	130,207	111,441

Total SGI consolidated	$961,748	$1,341,385	$1,854,461

Operating loss:
Total reportable segments	$(91,892)	$(98,929)	$(337,930)
Other	(9,471)	64,841	10,213
Restructuring	(25,131)	(32,958)	(82,328)
Write-down of impaired long-lived assets	(4,915)	(11,515)	(19,724)
Enterprise Resource Planning implementation expense	—	(22,200)	(14,477)
Business reorganization costs	—	—	(3,889)

Total SGI consolidated	$(131,409)	$(100,761)	$(448,135)

        No single customer represented 10% or more of our total revenue in any period presented.

        Geographic revenue for the fiscal years 2003, 2002, and 2001 is based on the location of the customer. Long-lived assets at the end of fiscal 2003, 2002, and 2001 include all non-current assets except long-term restricted and other long-term investments and net long-term deferred tax assets. Geographic information is as follows (in thousands):

	Revenue			Long-lived Assets
	2003	2002	2001	2003	2001	2002
Americas	$609,279	$839,576	$1,008,135	$88,611	$134,763	$139,040
Europe	237,873	306,194	436,979	104,985	118,399	226,712
Rest of World	114,596	195,615	409,347	1,280	5,065	47,911

Total	$961,748	$1,341,385	$1,854,461	$194,876	$258,227	$413,663

Note 19. Benefit Plans

        401(k) Retirement Savings Plan.    We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 2003, 2002 and 2001, were approximately $3 million, $3 million and $4 million, respectively.

        Deferred Compensation Plan.    We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $3 million as of June 27, 2003, $2 million as of June 28, 2002 and $4 million as of June 30, 2001. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date.

Note 20. Related Party Transactions

        We have from time to time engaged in significant transactions with related parties in the ordinary course of business. Total revenue for the fiscal years ended 2003, 2002 and 2001 included, in the aggregate, sales to related parties in the amounts of $32 million, $28 million and $12 million, respectively. In fiscal 2003 and 2002, related party sales were primarily to SGI Japan which is not a consolidated subsidiary following the sale of a majority equity interest by SGI to NEC and NEC Soft during fiscal 2002. Total purchases from related parties for the years ended June 27, 2003 and June 28, 2002 amounted to $3 million and $13 million, respectively, and were insignificant for fiscal 2001. Aggregate amounts receivable from and amounts payable to such related parties were immaterial at June 27, 2003, June 28, 2002, and June 30, 2001.

Note 21. Consolidated Statement of Cash Flows

        Other adjustments to reconcile net loss to net cash from operating activities include the write-off of long-lived assets and accrual of compensation expense related to employee stock awards. The effect of exchange rate changes on cash balances are not material for any of the periods presented.

        Supplemental disclosures of cash flow information (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Cash paid during the year for:
Interest	$19,405	$16,700	$17,500
Income taxes, net of refunds	$703	$(24,800)	$16,300

        Supplemental schedule of non cash investing and financing activities (in thousands):

	Years ended
	June 27, 2003	June 28, 2002	June 30, 2001
Settlement of shareholder lawsuit	$—	$19,500	$—
Conversion of preferred stock to common stock	$—	$—	$16,888

Note 22. Contingencies

        In September 2001, we reached a settlement of securities class action lawsuits that were filed in the U.S. District Court for the Northern District of California and in California Superior Court for the county of Santa Clara in December 1997 and January 1998 alleging that SGI and certain former officers made material misrepresentations and omissions during the period from July to October 1997. The settlement, which involved a payment of $4 million in cash and the issuance of 8 million shares of SGI common stock to the settlement class, received final court approval on January 3, 2002. Accordingly, we recorded a charge of approximately $24 million ($20 million of which was non-cash) in the nine months ended March 29, 2002 in interest income (expense) other, net. Approximately 2.4 million shares were issued in January 2002 in satisfaction of plaintiffs' attorneys' fees and the remaining shares were issued in July 2003.

        In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs' original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. Once this process is complete, the complaint will be dismissed. We currently expect to complete this process in 2003. However, we do not expect all claims to be resolved through this process.

        In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments that may ultimately result from these examinations.

        SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group's intellectual property rights. We have received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully-paid license under which we distribute our IRIX operating system. The letter purports to terminate our UNIX System V license effective October 14, 2003.

        We believe that the SCO Group's allegations are without merit and that our fully paid license is nonterminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group's intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

        We also routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. We are in discussions with several parties that have asserted intellectual property infringement claims. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

        We are not aware of any pending disputes, including those described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Note 23. Subsequent Events

        On July 10, 2003, we announced that we had agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California. We will relocate our headquarters to our nearby Crittenden Technology Center campus, where we will lease additional space. In combination, the lease transactions are expected to result in a net reduction in our facilities occupancy costs of $14 million to $17 million per year beginning in fiscal 2005. We began to vacate the Amphitheatre campus in July 2003 and plan to complete the relocation by August 2004. During the transition period, we expect to incur incremental cash outflows of $1 million to $3 million associated with the move and to recognize additional non-cash charges as we exit the Amphitheatre facility and over the term of the sublease. The incremental charges that will flow through restructuring for the net sublease loss and accretion of the deferred gain on the Amphitheatre Technology Center campus will total approximately $71 million over the next 10 years, of which approximately $22 million will be recorded in fiscal 2004.

        On August 27, 2004, we also announced and began to implement additional restructuring actions in an effort to further reduce our operating expense and better align expenses with revenue targets for fiscal 2004. These actions are expected to result in the elimination of approximately 600 additional positions across all levels and functions. We expect to record aggregate charges of approximately $20 million in the first half of fiscal 2004 related to these actions. This charge will principally consist of severance costs paid over the next several months, and as a result does not represent a significant incremental cash expenditure.

        In September 2003, we sold the manufacturing facility in Cortaillod, Switzerland, that was closed in December 2001. We will receive approximately $10.5 million in net cash proceeds, resulting in a loss on the sale of approximately $500 thousand.

Note 24. Selected Quarterly Financial Data (Unaudited)

	Fiscal 2003
	June 27	March 28	December 27	September 27
	(in thousands, except per share amounts)
Total revenue	$240,165	$217,127	$262,738	$241,718
Costs and expenses:
Cost of revenue	143,351	136,646	148,538	144,279
Research and development	40,463	44,911	42,920	42,643
Selling, general and administrative	78,250	80,247	74,086	86,777
Other operating expense(1)	12,585	3,200	5,817	8,444

Operating loss	(34,484)	(47,877)	(8,623)	(40,425)
Interest and other (expense) income, net	(14,155)	(2,395)	(7,448)	(560)
Loss before income taxes	(48,639)	(50,272)	(16,071)	(40,985)

Net loss	$(36,648)	$(34,987)	$(16,997)	$(41,072)

Net loss per share—basic and diluted:	$(0.18)	$(0.17)	$(0.08)	$(0.21)

Shares used in the calculation of net loss per share:
Basic and diluted	203,281	201,990	200,748	199,676

	Fiscal 2002
	June 28	March 29	December 28	September 28
	(in thousands, except per share amounts)
Total revenue	$284,501	$313,604	$363,888	$379,392
Costs and expenses:
Cost of revenue	167,292	180,213	217,269	205,637
Research and development	44,087	43,093	42,095	47,620
Selling, general and administrative	95,430	100,106	114,233	140,598
Other operating expense(2)	1,929	10,512	(80)	32,112

Operating loss	(24,237)	(20,320)	(9,629)	(46,575)
Interest and other (expense) income, net(3)	(10,961)	(1,743)	51,862	(20,655)
(Loss) income before income taxes	(35,198)	(22,063)	42,233	(67,230)

Net (loss) income	$(36,690)	$10,337	$49,312	$(69,282)

Net (loss) income per share—basic:	$(0.18)	$0.05	$0.26	$(0.36)
Net (loss) income per share—diluted:	$(0.18)	$0.05	$0.24	$(0.36)

Shares used in the calculation of net (loss) income per share:
Basic	198,545	196,372	192,956	192,094
Diluted	198,545	202,484	210,293	192,094

(1)
Fiscal 2003 amounts include net aggregate restructuring charges of $27 million and $3 million in impairment charges.

(2)
Fiscal 2002 amounts include net aggregate restructuring charges of $33 million and $12 million in impairment charges

(3)
Amounts include a $64 million gain on the sale of 60% interest in SGI Japan in the second quarter and $24 million in expenses associated with the class action lawsuit in the first nine months of fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  (b)
  Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART III

        Certain information required by Part III is omitted from this Report in that we filed our definitive proxy statement pursuant to Regulation 14A (the "2003 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our directors required by this Item is incorporated by reference to the information set forth in the 2003 Proxy under the heading "Proposal No. 1—Election of Directors—Directors and Nominee for Director."

        The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to information set forth in the 2003 Proxy Statement under the heading "Executive Officer Compensation—Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to information set forth in the 2003 Proxy Statement under the headings "Proposal No. 1—Election of Directors—Compensation Committee Interlocks and Insider Participation" and "—Director Compensation"; "Executive Officer Compensation—Summary Compensation Table", "—Option Grants in Fiscal 2003" and "—Option Exercises in Fiscal Year 2003 and Fiscal Year-end Option Values"; "Report of the Compensation and Human Resources Committee of the Board of Directors"; and "Company Stock Price Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the information set forth in the 2003 Proxy Statement under the headings "Information Concerning Solicitation and Voting—Record Date and Principal Share Ownership" and "—Voting and Solicitation" and under the heading "Other Information—Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the information set forth in the 2003 Proxy Statement under the heading "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the information set forth in the 2003 Proxy Statement under the heading "Proposal No. 3—Ratification of Appointment of Independent Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

1.
FINANCIAL STATEMENTS. The following consolidated financial statements of Silicon Graphics, Inc. and Report of Ernst & Young LLP, Independent auditors are filed as part of this Report on pages 30 through 64.

  Consolidated Statement of Operations—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

  Consolidated Balance Sheets—June 27, 2003 and June 28, 2002

  Consolidated Statements of Cash Flows—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

  Consolidated Statements of Stockholders' (Deficit) Equity—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

        Notes to Consolidated Financial Statements

        Report of Ernst & Young LLP, Independent Auditors

2.
FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

Schedule	Description	Page
II	Valuation and Qualifying Accounts	72

  Schedules not listed above have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

3.
EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1	Restated Certificate of Incorporation of the Company.
3.2(12)	Bylaws of the Company, as amended.
4.1(8)	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee.
4.2(8)	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company)
4.3	Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.
9.1(7)	Voting and Exchange Trust Agreement between the Company and Computershare dated June 15, 1995.
10.1(1)	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.
10.2(2)	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.

10.3(3)	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised)
10.4(10)*	Directors' Stock Option Plan and form of Stock Option Agreement as amended as of April 23, 1997.
10.5(9)*	1985 Stock Incentive Program, as amended.
10.6(9)*	Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.
10.7 (15)*	1993 Long-Term Incentive Stock Plan, as amended, and form of stock option agreement.
10.8(10)*	1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement.
10.9(12)*	1998 Employee Stock Purchase Plan.
10.10(5)*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.
10.11(10)*	Addendum to the Non-Qualified Deferred Compensation Plan.
10.12(6)*	Alias Research Inc.'s 1994 Stock Plan and standard forms of Option Agreements.
10.13(7)*	Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option Agreement.
10.14(14)	Intellectual Property Security Agreement between the Company and Foothill Capital Corporation dated November 9, 2001.
10.15(14)	Loan Agreement between the Company, Silicon Graphics World Trade B.V. and SGI Japan, Ltd. as of November 2001 and related Pledge Agreement.
10.16*(14)	Letter Agreement between Warren Pratt and the Company, as amended as of November 2001.
10.17*(14)	Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001.
10.18(14)	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000.
10.19*(14)	Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001.
10.20(14)	Letter Agreement between Jeffrey Zellmer and the Company, as amended as of October 2001.
10.21*(14)	Letter Agreement between Sandra Escher and the Company, effective October 2001.
10.22(14)	Consulting Agreement between Arthur L. Money and Silicon Graphics, Inc. dated June 1, 2002.
10.23(16)	Amendment No 1. dated April 11, 2003, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 24, 2002.
10.24
Amendment No 2. including Waiver dated September 17, 2003, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 24, 2002.

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

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

(6)
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

(9)
Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the period ended June 30, 1996.

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

(14)
Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 28, 2002.

(15)
Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(16)
Incorporated by reference to exhibits to the Company's Form 8-K filed on April 21, 2003.

(b)
Reports on Form 8-K. During the quarter ended June 27, 2003, we furnished or filed the following information:

        A Form 8-K was filed on April 21, 2003 in connection with Regulation FD disclosures and the filing of exhibits relating to the announcement of the Company's financial results for the quarter ended March 28, 2003 and the renewal of the Company's asset based credit facility.

        A Form 8-K was filed on May 22, 2003 in connection with Regulation FD disclosures relating to the announcement of a reduction in force.

        A Form 8-K was filed on June 10, 2003 in connection with Regulation FD disclosures relating to meetings with investors.

Trademarks used in the Form 10-K

        Silicon Graphics, SGI, O2, Octane, Onyx, Origin, FailSafe, IRIX and Reality Center are registered trademarks, and Altix, CXFS, NUMAflex, Onyx4, UltimateVision, Silicon Graphics Fuel, Tezro, Octane2, and Silicon Graphics Zx10 are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. Alias Studio is a trademark of Alias Systems, a division of Silicon Graphics Limited. Maya is a registered trademark of Silicon Graphics, Inc., and exclusively used by Alias Systems, a division of Silicon Graphics Limited.

        MIPS is a registered of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group, in the U. S. and other countries. Windows and Windows NT are registered trademarks of Microsoft Corporation in the United States and /or other countries. Intel, Pentium and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds. Red Hat is a registered trademark of Red Hat, Inc. in the United States and other countries. Macintosh is a registered trademark of Apple Computer, Inc, registered in the United States and other countries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.
Dated: September 29, 2003	By:	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. BISHOP Robert R. Bishop	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003
/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2003
/s/ KATHY A. LANTERMAN Kathy A. Lanterman	Vice President & Corporate Controller (Principal Accounting Officer)	September 29, 2003
/s/ LEWIS S. EDELHEIT Lewis S. Edelheit	Director	September 29, 2003
/s/ JAMES A. MCDIVITT James A. McDivitt	Director	September 29, 2003
/s/ ARTHUR L. MONEY Arthur L. Money	Director	September 29, 2003

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	September 29, 2003
/s/ CHARLES A. STEINBERG Charles A. Steinberg	Director	September 29, 2003
/s/ ROBERT M. WHITE Robert M. White	Director	September 29, 2003

Schedule II

Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Write-offs/ Other	Balance at End of Period
Year ended June 30, 2001
Accounts receivable allowance	$12,383	$10,334	$—		$(2,649)	$20,068
Warranty Accrual	$27,879	$22,398	$(2,457)	(1)	$(26,460)	$21,360
Deferred tax asset allowance	$632,324	$192,836	$1,733	(2)	$—	$826,893
Year ended June 28, 2002
Accounts receivable allowance	$20,068	$4,443	$—		$(11,963)	$12,548
Warranty Accrual	$21,360	$13,173	$(1,083)	(1)	$(24,492) (3)	$8,958
Deferred tax asset allowance	$826,893	$—	$(1,761)	(2)	$(125,182) (4)	$699,950
Year ended June 27, 2003
Accounts receivable allowance	$12,548	$3,160	$(1,138)	(5)	$(6,149)	$8,421
Warranty Accrual	$8,958	$10,804	$—		$(13,051)	$6,711
Deferred tax asset allowance	$699,950	$26,758	$249	(2)	$—	$726,957

(1)
Reclassification from other accrual accounts

(2)
Reserve of paid-in capital benefits related to stock option activity

(3)
Includes prior year adjustment to reconcile to the GL Balance at Beginning of Period

(4)
The net reduction in valuation allowance against deferred tax assets (other than for changes in the reserve of paid-in capital benefits related to stock options activity) totaled $125 million for fiscal 2002. The reduction arose principally from a change in the U.S. income tax laws that resulted in the utilization of certain deferred tax assets, which had previously been reserved by valuation allowance. Additionally, valuation allowances established in prior years for certain deferred tax assets associated with general business credits and foreign tax credits were reduced due to the underlying assets' expiration or deduction.

(5)
Primarily related to the release of $1million provision due to achieving a reduction in aging over 90 days.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  Schedule II
Valuation and Qualifying Accounts and Reserves