Form 10-K/A
period 2003-06-27
SILICON GRAPHICS INC
filed 2003-10-27
CIK 802301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 27, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File Number  1-10441

SILICON GRAPHICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-2789662
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1600 Amphitheatre Parkway, Mountain View, California 94043-1351
(Address of principal executive offices and zip code)

(650) 960-1980
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
5 1/4% Senior Convertible Notes	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☒   No   ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 27, 2002 on the New York Stock Exchange, was approximately $216 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant’s voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2003, the registrant had outstanding  210,589,850 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 entitled “Executive Officers of the Registrant” is incorporated by reference into Part III of this amended report on Form 10-K/A.

EXPLANATORY NOTE

Silicon Graphics, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended June 27, 2003. Each of the below referenced Items in Part III are amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment. Any Items in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

We have seven directors serving on our Board, divided into three classes serving staggered three-year terms.  The current Class II directors' terms expire at the 2003 Annual Meeting, the current Class III directors' terms expire at the 2004 Annual Meeting, and the current Class I directors' terms expire at the 2005 Annual Meeting.

Name	Class	Age	Principal Occupation	Director Since

Robert R. Bishop	III	60	Chairman and Chief Executive Officer, Silicon Graphics, Inc.	1993
Lewis S. Edelheit, Ph.D.	I	61	Former Senior Vice President, Corporate Research & Development, General Electric Company	2002
James A. McDivitt	II	74	Former Senior Vice President, Government Operations and International, Rockwell International Corporation	1987
Arthur L. Money	II	63	Former Assistant Secretary of Defense for Command, Control, Communications and Intelligence and Chief Information Officer, U.S. Department of Defense	2001
Anthony R. Muller	II	60	Former Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation	2003
Charles A. Steinberg	I	69	Former President, Broadcast and Professional Company of Sony Electronics Inc.	2002
Robert M. White, Ph.D.	III	65	Director of Data Storage Systems Center and Professor at Carnegie Mellon University	2002

Except as indicated below, each nominee or incumbent director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships among directors or executive officers of the Company.

Mr. McDivitt was Senior Vice President, Government Operations and International, of Rockwell International Corporation until his retirement in March 1995. He currently serves as the Lead Director for the Company’s Board.

Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the ASD (C31) from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. Prior to his government service, Mr. Money held senior management positions with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group, including the position of President of ESL between January 1990 and January 1996. He is also a director of CACI International, Rainbow Technologies, Inc., Terremark Worldwide, Inc., Essex Corporation and Intelli-Check.

Mr. Muller served as Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation, a manufacturer of optical products for communications and industrial, commercial and consumer applications from May 2000 until his retirement in February 2003. Before that, he served as Senior Vice President and Chief Financial Officer of JDS Uniphase Corporation from January 1998 to May 2000. From September 1996 to January 1998, he served as Senior Vice President and Chief Financial Officer of Micro Focus Group Plc., a supplier of software tools. Mr. Muller also serves as a member of the board of directors of WebEx Communications and Time Warner Telecom Inc. Mr. Muller holds a B.A. degree from the University of Pennsylvania and an M.B.A. degree from Stanford University.

Mr. Bishop was appointed the Chairman of the Board and Chief Executive Officer of Silicon Graphics, Inc. in the fall of 1999. From 1996 to 1999, he was the non-executive Chairman of the Board of Silicon Graphics World Trade Corporation, and from 1986 to 1995 he was the President of Silicon Graphics World Trade Corporation.

Dr. Edelheit served as Senior Vice President of General Electric’s corporate research and development from 1992 until his retirement in December 2001. He began his career at General Electric in 1969, where he helped pioneer major advances in computed tomography. Between 1986 and 1991, he left General Electric to become President and CEO of Quantum Medical Systems and remained its President after it was acquired by Siemens Corporation. He is a member of the National Academy of Engineering and the Industrial Research Institute, and a Fellow of the American Physical Society. He is also a director of Sonic Innovations, Inc. and Pacific Northwest National Laboratory, a non-public research laboratory.

Mr. Steinberg served as President of the Broadcast and Professional Company of Sony Electronics Inc. from March 1988 to June 1999. During that time period, he also served as Chairman and CEO of two Sony subsidiaries, Sony Trans Com Inc. and Sony Cinema Products Corporation. He currently is an executive advisor to Sony’s Strategic Venture Investments Group and a consultant and advisory board member to other electronics companies and a venture capital company.

Dr. White currently serves as a director of the Data Storage Systems Center and Professor of Electrical and Computer Engineering at Carnegie Mellon University. He joined Carnegie Mellon University in 1993. Prior to that, he served as the first Undersecretary of Commerce for Technology under President George H. Bush and held senior management positions at Control Data Corporation and Xerox’s Palo Alto Research Center. He is also a director of STMicroelectronics N.V. and ENSCO, Inc., a private company.

Executive Officers

The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 entitled “Executive Officers of the Registrant”.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and the New York Stock Exchange, and to give the Company copies of these filings. Based on the written representations of its directors and officers and a review of the copies of such forms furnished to the Company during the fiscal year ended June 27, 2003, the Company believes that its officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and equity compensation for the three fiscal years ended June 27, 2003 for Robert R. Bishop, Chief Executive Officer, and each of the four other most highly compensated executive officers of SGI (determined at the end of fiscal 2003).

Name and Principal Position		Annual Compensation				Long Term
	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)		Compensation Awards
						Options (#)	Restricted Stock ($)
Robert R. Bishop(2)	2003	$800,000	—	$9,116	(3)	—	—
Chairman and Chief Executive	2002	800,000	$370,000	7,528	(3)	750,000	—
Officer	2001	800,000	—	7,566	(3)	2,000,000	—

Warren C. Pratt	2003	$495,000	—	$317,970	(4)	—	—
Chief Operating Officer and	2002	480,031	$116,800	276,233	(4)	400,000	—
Executive Vice President	2001	458,615	—	211,879	(4)	100,000	—

Anthony K. Robbins	2003	$357,200	$98,231	$3,617	(5)	250,000	—
Senior Vice President, Silicon	2002	356,528	283,504	3,862	(5)	300,000	—
Graphics, Inc., and President,	2001	317,204	119,102	6,200	(5)	300,000	—
Silicon Graphics Federal, Inc.

Jeffrey V. Zellmer	2003	$325,000	—	$257,335	(6)	225,000	—
Senior Vice President and Chief	2002	322,007	$190,625	193,947	(6)	200,000	—
Financial Officer	2001	242,380	32,500	15,720	(6)	70,000	$35,492	(7)

Sandra M. Escher	2003	$305,000	—	$145,265	(8)	160,000	—
Senior Vice President and General	2002	303,577	$185,275	109,311	(8)	150,000	—
Counsel	2001	217,147	16,667	4,453	(8)	100,000	—

(1)                                  The bonus column for Mr. Robbins includes commissions paid.

(2)                                  Mr. Bishop elected to defer his salary and bonus for each of the fiscal years shown above.

(3)                                  Consists of life insurance premiums paid by the Company, except that fiscal 2001 also includes $4,596 of reimbursement for taxes.

(4)                                  Includes loan forgiveness, income on imputed interest and amounts reimbursed by the Company for payment of taxes in connection with the loans described in “Certain Transactions” in the amounts of $270,927, $238,490 and $147,706 for fiscal 2003, 2002 and 2001, respectively. Also includes tax equalization benefits as described under “Certain Transactions”, relocation assistance, executive perquisites, matching 401(k) contributions and life insurance premiums paid by the Company.

(5)                                  Consists of life insurance premiums paid by the Company, matching 401(k) contributions, executive perquisites, and reimbursement for taxes.

(6)                                  Includes loan forgiveness, income on imputed interest and amounts reimbursed by the Company for payment of taxes in connection with the loans described in “Certain Transactions” in the amounts of $255,609 and $192,227 for fiscal 2003 and 2002, respectively.  Remaining amounts consist of matching 401(k) contributions and life insurance premiums paid by the Company.

(7)                                  Mr. Zellmer’s restricted stock award of 8,000 shares granted in August 2000 fully vested on August 8, 2001.

(8)                                  Includes loan forgiveness, income on imputed interest and amounts reimbursed by the Company for payment of taxes in connection with the loans described in “Certain Transactions” in the amounts of $143,575 and $107,647 for fiscal 2003 and 2002, respectively. Remaining amounts consist of matching 401(k) contributions and life insurance premiums paid by the Company.

Option Grants in Fiscal 2003

The following table provides details regarding all stock options granted to the executive officers named in the Summary Compensation Table in fiscal 2003.

	Individual Grants(1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Robert R. Bishop	—	—	N/A	N/A	—	—
Warren C. Pratt	—	—	N/A	N/A	—	—
Jeffrey V. Zellmer	225,000	2.28%	$1.45	7/31/12	$205,177	$519,958
Anthony K. Robbins	250,000	2.53%	$1.45	7/31/12	227,974	577,732
Sandra M. Escher	160,000	1.62%	$1.45	7/31/12	145,904	369,748

(1)                                  The options in this table were granted under the 1993 Long-Term Incentive Stock Plan. The options become exercisable at a rate of 2% per month over a period of fifty months and expire ten years from the date of grant.

(2)                                  Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent SGI’s estimate or projection of the future price of its common stock. SGI believes that this method does not accurately illustrate the potential value of stock options.

Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at June 27, 2003		Value of Unexercised In-the- Money Options at Fiscal Year End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert R. Bishop	—	—	1,894,500	855,600	—	—
Warren C. Pratt	—	—	769,586	308,399	$1,927	$677
Jeffrey V. Zellmer	—	—	318,448	195,999	97,520	8,480
Anthony K. Robbins	—	—	904,153	243,064	146,280	12,720
Sandra M. Escher	—	—	429,011	141,489	73,140	6,360

(1)                                  The amounts in this column reflect the difference between the closing market price of the common stock on June 27, 2003, which was $1.10, and the option exercise price. The actual value of unexercised options fluctuates with the market price of the common stock.

Director Compensation

Employee directors are not compensated for their service on the Board.

Each non-employee director receives a fee of $6,000 per quarter and $2,000 for each Board and committee meeting attended. The chair of each committee receives an additional $1,000 for each committee meeting attended. The Lead Director receives an additional fee of $3,000 per quarter.

Each non-employee director is granted an option to purchase 50,000 shares of common stock on the date on which he or she first becomes a director. These options become exercisable in equal installments on the first two anniversary dates following the date of grant, subject to accelerated vesting on a change in control. At the regularly scheduled fall meeting of the Board, each non-employee director who has served on the Board for at least six months also receives an option to purchase 20,000 shares of common stock which is fully exercisable on the date of grant. The exercise price of the initial option grants and the annual option grants to directors is the fair market value of our common stock at the time of grant. Options granted to non-employee directors expire after ten years, and can only be exercised while the optionee is a director, or within three months after service as a director terminates or within one year after a director’s service terminates due to death, disability or retirement from the Board with more than 5 years of service at age 65 or above.

Under the Silicon Graphics Non-Qualified Deferred Compensation Plan, non-employee directors may elect in advance to defer all or a portion of their cash compensation. Directors who participate in the deferral plan may direct the investment of the assets in their deferral accounts among a variety of mutual funds or may make an irrevocable election to credit the deferred fees to a stock credit account based on the value of the Company’s common stock. Directors may elect to receive payment of their deferred compensation in a lump sum or in annual installments not to exceed ten years, except in the case of amounts in the stock credit account, which are distributed in a lump sum based on the value of the Company’s common stock at the time the director’s service terminates.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Human Resources Committee during portions of fiscal 2003 were C. Richard Kramlich, Dr. Edelheit, Mr. McDivitt, Mr. Money, Mr. Muller, Mr. Steinberg and Dr. White, all of whom are non-employee directors. Mr. Money received $73,200 in fiscal 2003 in compensation under a consulting contract with the Company and its federal government sales subsidiary. Mr. Money, Mr. McDivitt and Dr. White also serve on the board of the Company’s federal government sales subsidiary and receive fees of $2,000 per meeting attended, except that Mr. Money receives a fee of $3,000 per meeting attended as chairman of the subsidiary’s board.

REPORT OF THE COMPENSATION
AND HUMAN RESOURCES COMMITTEE
OF THE BOARD OF DIRECTORS

The following Report of the Compensation and Human Resources Committee of the Board shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended, except to the extent that SGI specifically incorporates it by reference into such filing.

The Compensation and Human Resources Committee of the Board of Directors reviews and approves executive compensation policies, including compensation of the Chief Executive Officer. The Committee administers SGI’s stock incentive plans, approves stock option grants for employees, and reviews management performance and the Company’s succession planning. The Committee is currently composed of three independent directors, as defined by the listing standards of the New York Stock Exchange.

Compensation Philosophy

SGI operates in the highly competitive and rapidly changing high technology industry. The Committee seeks to establish compensation policies that allow SGI flexibility to respond to changes in its business environment. The goals of SGI’s compensation program are to align compensation with SGI’s overall business objectives and performance, to foster teamwork and to enable SGI to attract, retain and reward employees who contribute to its long-term success.

Executive Compensation Components

Compensation for SGI’s executive officers generally consists of base salary and annual incentive plans, combined with stock option awards. The Committee assesses the past performance and anticipated future contribution of each executive officer in establishing the total amount and mix of each element of compensation.

Salary.  The salaries of the executive officers, including the Chief Executive Officer, are determined by the Committee with reference to several surveys of salaries paid to executives with similar responsibilities at comparable companies, primarily in the high technology industry. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. SGI seeks to set executive compensation levels that are competitive with the average levels of peer group compensation. During fiscal 2003, there were no salary increases for executive officers.

Annual Incentive.  The Committee annually reviews and approves an executive incentive plan. During fiscal 2003, all executive officers were eligible for target bonuses based on a percentage of their base salary, depending on their positions. The bonus, if awarded, is computed as a percentage of that target based on SGI’s performance in achieving specified objectives. For fiscal 2003, these objectives included the achievement by SGI of certain quarterly revenue and EBITDA goals. No payments were made in fiscal 2003 under this plan.

Deferred Compensation Plan.  The Non-Qualified Deferred Compensation Plan is a voluntary, non-tax qualified plan available to certain members of management and non-employee directors. Participants in the plan may elect in advance to defer all or a portion of their cash compensation.

Stock Options and Restricted Stock Awards.  Stock options and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. The Committee approves option grants subject to vesting periods to retain executives and encourage sustained contributions. The exercise price of most options is the market price on the date of grant. Restricted stock awards are also subject to vesting, based generally on the passage of time. No restricted stock awards were granted to executive officers in fiscal 2003.

Compensation of the Chief Executive Officer.  Robert R. Bishop joined the company in the fall of 1999 as Chairman and Chief Executive Officer at an initial annual base salary of $800,000.  Over the four years he has been in this role, his salary has remained unchanged.  The Committee set Mr. Bishop’s target for participation in the fiscal 2003 executive incentive program at 185% of his base salary, such that his bonus, had it been awarded would have comprised the majority of his total potential annual compensation.  Mr. Bishop, who owns about 2% of the Company’s outstanding common stock, did not receive a stock option grant in fiscal 2003.  No bonus was paid in fiscal 2003, and Mr. Bishop has deferred all of his cash compensation for fiscal 2001, 2002 and 2003.

Section 162(m)

SGI is subject to Section 162(m) of the U.S. Internal Revenue Code, which limits the deductibility of certain compensation payments to its executive officers. SGI does not have a policy requiring the Committee to qualify all compensation for deductibility under this provision. The Committee’s current view is that any non-deductible amounts will be immaterial to SGI’s financial or tax position, and that SGI derives substantial benefits from the flexibility provided by the current system, in which the selection and quantification of performance targets are modified from year to year to reflect changing conditions. However, the Committee considers the net cost to SGI in making all compensation decisions and will continue to evaluate the impact of this provision on its compensation programs.

COMPENSATION AND HUMAN RESOURCES COMMITTEE
Charles A. Steinberg, Chairman
Lewis S. Edelheit
Anthony R. Muller

COMPANY STOCK PRICE PERFORMANCE GRAPH
Comparison of Five Year Cumulative Total Return

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that SGI specifically incorporates it by reference into such filing.

In accordance with SEC rules, the Company is required to present a table showing a line-graph presentation comparing cumulative five-year returns on an indexed basis with a broad equity market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company has selected the S&P 500 Index for the broad equity index and the S&P Computer Hardware Index as an industry standard for the five fiscal year period commencing June 30, 1998 and ending June 27, 2003. The stock price performance shown on the graph below is not necessarily of future performance.

	Jun-98	Dec-98	Jun-99	Dec-99	Jun-00	Dec-00	Jun-01	Dec-01	Jun-02	Dec-02	Jun-03
Silicon Graphics Inc.	$100	$106	$135	$80	$70	$75	$26	$39	$55	$21	$21
S&P 500®	$100	$109	$123	$132	$132	$120	$112	$106	$92	$83	$92
S&P © Computer Hardware	$100	$149	$180	$215	$233	$136	$142	$134	$91	$94	$109

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

*                                         Assumes $100 invested on June 30, 1998 in SGI Common Stock, the S&P 500 Stock Index, and the S&P Computer Hardware, with reinvestment of dividends.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of September 30, 2003, the following persons were known by the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities. This information is based on periodic SEC filings by stockholders and may not reflect current ownership.

	Class of Securities	Number of Shares Beneficially Owned	Percent of Class	Percent of Total Voting Power(2)
Highfields Capital Management(1) 200 Clarendon Street, 51st Floor Boston, MA 02117	Common Stock	20,195,503	9.58%	9.58%

Computershare Trust Company of Canada, as Trustee 100 University Avenue, 8th Floor Toronto, Ontario M5J 2N1	Series E Preferred Stock, $0.001 par value	1	100.0%		*

*              Less than 1%.

(1)                                  As reported on a Schedule 13G/A dated February 14, 2003, these shares are beneficially owned by various entities and individuals affiliated with Highfields Capital Management. As an institutional investment manager, Highfields Capital Management also files periodic reports with the SEC on Form 13F disclosing certain investment holdings. In its filing for the quarter ended June 30, 2003, Highfields Capital Management reported holdings of 16,435,720 shares of the Company’s common stock and $67,558,000 principal amount of the Company’s 5.25% Senior Convertible Notes. Highfields Capital and individuals affiliated with it share investment discretion with respect to the reported securities.

(2)                               Each share of common stock is entitled to one vote, and the outstanding share of Series E Preferred Stock is entitled to 36,183 votes.

Security Ownership of Management

The following table sets forth the beneficial ownership of SGI’s common stock as of September 30, 2003 by each director or nominee director, by each of the current executive officers named in the table under “Executive Officer Compensation” below, and by all such persons and all current executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock	Percent of Total Voting Power
Robert R. Bishop	6,298,544	2.96%	2.96%
Lewis S. Edelheit	25,000	*	*
James A. McDivitt	245,004	*	*
Arthur L. Money	71,000	*	*
Anthony R. Muller	5,000	*	*
Charles A. Steinberg	55,000	*	*
Robert M. White	25,000	*	*
Warren Pratt	882,011	*	*
Anthony K. Robbins	1,000,245	*	*
Jeffrey V. Zellmer	376,703	*	*
Sandra M. Escher	461,353	*	*
All executive officers and directors as a group (16 persons)	10,772,905	4.96%	4.96%

*              Less than 1%.

(1)                                  Unless otherwise indicated, the persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable. The table includes the following shares issuable on exercise of options that were exercisable on September 30, 2003, or within 60 days thereafter: Mr. Bishop, 2,127,500 shares; Dr. Edelheit, 25,000 shares; Mr. McDivitt, 80,000 shares; Mr. Money, 70,000 shares; Mr. Steinberg, 45,000 shares; Dr. White, 25,000 shares; Dr. Pratt, 852,585 shares; Mr. Robbins, 963,217 shares; Mr. Zellmer, 356,947 shares; Ms. Escher, 455,500 shares; and all directors and executive officers as a group, 6,275,929 shares.

Equity Compensation Plan Information

	As of June 27, 2003
	Number of shares to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	28,412,319	$4.1921	5,807,071	(2)
Equity compensation plans not approved by stockholders	20,803,106	$3.1513	5,236,063
Total	49,215,425	$3.7314	11,043,134

(1)                                  Additionally, the company has outstanding options to purchase an aggregate of 710,374 shares at a weighted average exercise price $6.2526 per share. The options were assumed in connection with certain acquisitions in 1995 and 1996. No additional awards can be granted under these plans.

(2)                                  Includes 592 shares available at June 27, 2003 for future issuance under the Employee Stock Purchase Plan, which is temporarily suspended pending stockholder approval of an increase in shares.

Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan

The Board approved the 1996 Supplemental Non-Executive Equity Incentive Plan in April 1996 and amended the plan to increase the number of authorized shares in July 2001. The plan was not submitted to a stockholder vote. Under the plan, stock awards and nonstatutory stock options may be granted to Company employees with a status below vice-president. Subject to certain adjustments upon a change in capitalization, the maximum aggregate number of shares of common stock of the Company issuable under the plan is 22,500,000 shares. As of June 27, 2003, the number of shares of common stock of the Company issuable under the plan was 5,236,063 shares. The plan will remain in effect until terminated by the Board. The Compensation and Human Resources Committee is responsible for administering the plan.

The per share exercise price for the shares issuable is determined by the committee, which has generally been the fair market value of the shares on the date of grant. The options may be exercised for a period of ten years following the date of grant. However, in the event a holder ceases to be an employee of the Company, such holder may be required to exercise the option or right prior to the ten year period. Options generally are granted with monthly vesting over 25 or 50 months, and options granted to newly hired employees generally are not exercisable for 10 months following the date of hire. Unless otherwise determined by the committee at the time of grant, each option provides that in the event of a change in control of the Company, any options will become exercisable in full if, within 24 months after a change in control of the Company, the option holder’s employment is terminated without cause or the option holder resigns due to certain involuntary relocations or reductions in compensation.

The Board may amend, alter, suspend or terminate the plan at any time. However, no amendment, alteration, suspension or termination of the plan shall impair the rights of any holder of an option or right, unless mutually agreed otherwise between the holder and the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Executive Officers

Employment Continuation Agreements.  SGI has entered into employment continuation agreements with each of its executive officers with the goal of encouraging the continued employment of key executives in the event of a potential change in control of SGI. Under the agreements, each executive officer is entitled to a termination payment equal to two years of his or her compensation if employment with SGI is terminated within 24 months after a change in control, and is granted full vesting of options and restricted stock effective after a change in control.

Executive Loans.  During fiscal 2001 and 2002, the Company extended loans to several executive officers. The loans were intended to provide a retention incentive and were approved by the Compensation and Human Resources Committee of the Board. Since the loans were extended, federal legislation has been enacted prohibiting such extensions of credit to executive officers and accordingly, no future extensions of credit will be made by the Company, although the Company continues to honor its contractual obligations under pre-existing extensions of credit.

Dr. Pratt was made Chief Operating Officer in April 2001. Under his amended employment agreement entered into at that time, the Company committed to extend credit of $5 million to Dr. Pratt, to be paid in annual installments through May 2004 subject to his continued employment with the Company. Pursuant to this agreement, the Company advanced funds of $2 million in May 2001, $1 million in May 2002, and $1 million in May 2003, and is required to advance funds of an additional $1 million in May 2004 if Dr. Pratt continues to be employed with the Company. The loan is interest free and will be settled at May 2005, or earlier in the event of a change in control or the termination of Dr. Pratt’s employment by the Company without cause or by him for good reason. At the settlement date, Dr. Pratt will repay the outstanding principal amount of the loan up to an amount equal to (i) the value of his vested stock options and restricted stock held or sold from May 2000 through the settlement date and (ii) any change in control payments he receives. Any remaining amount of the loan will be forgiven. On a termination for cause or resignation without good reason before a change in control, the principal amount of the loan will be repayable in full. To the extent that Dr. Pratt is subject to income tax as a result of income being imputed to him due to the interest free nature of the loan, the Company agreed to pay Dr. Pratt an amount equal to (x) an amount, which after the imposition of taxes on such amount, will equal the amount of such income tax arising due to the interest free nature of the loan less (y) the amount of the actual after-tax income received by Dr. Pratt as a result of investing the proceeds of the loan.

In September 2000, the Company also made Dr. Pratt two five-year relocation loans secured by his California residence. Dr. Pratt received a $250,000 loan with an annual interest rate of 6.75% to be repaid in September 2005 or on the earlier sale of the residence or termination of his employment and a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. To the extent that Dr. Pratt is subject to income tax as a result of the forgiveness of the loan or the interest free nature of the loan, the Company agreed to pay Dr. Pratt an amount, which after the imposition of taxes on the amount, will equal the amount of the income taxes arising. Dr. Pratt’s maximum aggregate indebtedness to the Company during fiscal 2003 under these loans was $591,875, and at September 30, 2003 was $504,119. During fiscal 2003, Dr. Pratt also received tax equalization benefits in the amount of $44,263 in connection with his service in fiscal 1999 and 2000 as President of the Company’s Alias Systems subsidiary in Toronto, Ontario.

The Company loaned Ms. Escher $280,000 in October 2001. The loan was interest free and, in accordance with its terms, has been forgiven in quarterly installments beginning in December 2001 over two years. The maximum amount of Ms. Escher’s indebtedness to the Company during fiscal 2003 was $175,000. As of September 30, 2003, the loan has been fully forgiven. To the extent that Ms. Escher was subject to income tax as a result of the interest free nature of the loan, the Company agreed to pay Ms. Escher an amount, which after the imposition of taxes on the amount, was equal to the amount of the income taxes arising due to the interest free nature of the loan.

Mr. Zellmer was made Chief Financial Officer in July 2001. As part of his compensation arrangement, the Company loaned Mr. Zellmer $500,000. The loan was interest free and, in accordance with its terms, has been forgiven in quarterly installments since October 2001 over two years. The maximum amount of Mr. Zellmer’s indebtedness to the Company during fiscal 2003 was $250,000. As of September 30, 2003, the loan has been fully forgiven. To the extent that Mr. Zellmer was subject to income tax as a result of the interest free nature of the loan, the Company agreed to pay Mr. Zellmer an amount, which after the imposition of taxes on such amount, was equal to the amount of such income taxes.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditors

During fiscal 2003 and fiscal 2002, the aggregate fees billed by Ernst & Young LLP for professional services were as follows:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002
Audit Fees:(1)	$3,723,619	$3,050,952
Audit-Related Fees:(2)	30,688	254,000
Tax Fees:(3)	652,602	769,109
All Other Fees:(4)	47,637	162,816
Total	$4,454,546	$4,236,877

(1)                                  Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings. Fiscal 2002 audit fees have been amended from the Company’s 2002 proxy to include $413,406 of audit services which had not been billed to the Company at the time of the filing of the proxy.

(2)                                  Assistance during fiscal 2003 in documenting internal control policies and procedures over financial reporting.  Fiscal 2002 related to the review of the Company’s enterprise resource planning system.

(3)                                  Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.

(4)                                  Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above.

The Audit Committee has determined that the provision by Ernst & Young LLP of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Ernst & Young LLP. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting. During fiscal 2003, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS

Item 15 is hereby supplemented as follows:

The following Exhibits are filed as part of this Report:

31.3         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.

Date:	October 27, 2003	By:	/s/ Sandra M. Escher
			Name:	Sandra M. Escher
			Title:	Senior Vice President, General Counsel and Secretary

INDEX OF EXHIBITS

Exhibit No.	Document
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.