Form 10-Q
period 2003-09-26
SILICON GRAPHICS INC
filed 2003-11-10
CIK 802301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 26, 2003.

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

Yes  ☒    No  ☐

As of October 31, 2003 there were 211,071,156  shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, O2, Octane, Onyx, Origin, Reality Center, IRIX, Silicon Graphics Fuel and SGI are registered trademarks, and O2+, Tezro, Altix, Octane2, and CSFX are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc used under license by Silicon Graphics, Inc.  UNIX is a registered trademark of The Open Group, in the U. S. and other countries.  Intel, Pentium and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U. S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Sept. 26, 2003	Sept. 27, 2002

Product and other revenue	$124,866	$133,483
Service revenue	93,161	108,235
Total revenue	218,027	241,718
Costs and expenses:
Cost of product and other revenue	71,264	81,624
Cost of service revenue	52,177	62,655
Research and development	35,349	42,643
Selling, general and administrative	78,599	86,777
Other operating expense, net (1)	24,236	8,444
Total costs and expenses	261,625	282,143
Operating loss	(43,598)	(40,425)

Interest and other income (expense), net	(6,912)	(560)

Loss before income taxes	(50,510)	(40,985)
Income tax (benefit) provision	(2,581)	87
Net loss	$(47,929)	$(41,072)

Net loss per share - basic and diluted	$(0.23)	$(0.21)

Common shares outstanding – basic and diluted	209,570	199,676

(1)                                  Represents charges for estimated restructuring costs and asset impairments in each of the three-month periods ended September 26, 2003 and September 27, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Sept. 26, 2003	June 27, 2003
	(unaudited)	(1)

Assets:
Current assets:
Cash and cash equivalents	$114,219	$140,836
Short-term marketable investments	1,284	440
Short-term restricted investments	27,757	35,298
Accounts receivable, net	118,051	133,166
Inventories	72,455	71,426
Prepaid expenses and other current assets	43,298	51,727
Total current assets	377,064	432,893

Restricted investments	902	1,430
Property and equipment, net	87,344	108,062
Other assets	100,273	107,469

	$565,583	$649,854

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$68,014	$76,507
Accrued compensation	32,055	38,916
Income taxes payable	22,781	22,666
Deferred revenue	138,267	149,434
Other current liabilities	125,320	126,987
Current portion of long-term debt	248,409	16,894
Total current liabilities	634,846	431,404

Long-term debt	57,797	291,956
Other liabilities	84,500	91,385
Total liabilities	777,143	814,745

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,462,454	1,467,798
Accumulated deficit	(1,648,130)	(1,606,049)
Treasury stock	(6,715)	(6,715)
Accumulated other comprehensive loss	(19,169)	(19,925)
Total stockholders’ deficit	(211,560)	(164,891)
	$565,583	$649,854

(1)                                  The balance sheet at June 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	Sept. 26, 2003	Sept. 27, 2002

Cash Flows From Operating Activities:
Net loss	$(47,929)	$(41,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,935	24,730
Loss on sale of real estate	414	775

Non-cash impairment charges	1,714	—
Other	2,149	(1,668)
Changes in operating assets and liabilities:
Accounts receivable	15,115	60,817
Inventories	(2,348)	5,991
Accounts payable	(8,493)	(20,149)
Accrued compensation	(6,861)	(7,884)
Deferred revenue	(11,167)	(23,435)
Other assets and liabilities	1,724	(6,162)
Total adjustments	14,182	33,015
Net cash used in operating activities	(33,747)	(8,057)
Cash Flows From Investing Activities:

Purchase of marketable investments	(844)	—
Proceeds from the maturities of marketable investments	—	1,178
Purchases of restricted investments	(29,107)	(68,135)
Proceeds from the maturities of restricted investments	37,187	62,117
Proceeds from sale of real estate and fixed assets	10,615	2,356
Capital expenditures, net	(5,224)	(2,614)
Increase in other assets	(1,595)	(12,970)
Net cash provided by (used in) investing activities	11,032	(18,068)
Cash Flows From Financing Activities:
Issuance of debt	—	4
Payments of debt principal	(4,223)	—
Issuance (repurchase) of SGI common stock	321	(7)
Net cash used in financing activities	(3,902)	(3)
Net decrease in cash and cash equivalents	(26,617)	(26,128)
Cash and cash equivalents at beginning of period	140,836	213,302
Cash and cash equivalents at end of period	$114,219	$187,174

The accompanying notes are an integral part of these condensed consolidated financial statements

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation.

The condensed consolidated financial statements include the accounts of SGI and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 filed with the Securities and Exchange Commission. Certain reclassifications of prior year amounts have been made on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements to conform to the current year presentation.

We have incurred net losses and negative cash flows from operations during each of the past four fiscal years, and had negative working capital of $258 million at September 26, 2003, primarily due to the reclassification of our 5.25% Senior Convertible Notes due September 2004 from long-term to short-term debt.  Our unrestricted cash and marketable investments at September 26, 2003 were $116 million, down from $141 million at June 27, 2003. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2004 financial plan will be sufficient to meet our financial obligations through fiscal 2004.

We are committed to our goal of reestablishing profitable operations and positive cash flow. If we experience a material shortfall versus our plan for fiscal 2004, we will take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions and re-evaluation of our global distribution model. We also can take actions to generate cash by selling non-core businesses, licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. See “Risks That Affect Our Business.”

2.                                      Stock-Based Compensation.

We have various stock-based compensation plans, which are more fully described in our 2003 Annual Report on Form 10-K. We have elected to continue to follow the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for our stock-based compensation plans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure”, no employee stock-based compensation cost is reflected in net loss (with the exception of restricted stock awards) during the three-month periods ended September 26, 2003 and September 27, 2002, as all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, to stock-based employee compensation:

	Three Months Ended
(In thousands, except per share amounts)	Sept. 26, 2003	Sept. 27, 2002

Net loss—as reported	$(47,929)	$(41,072)
Additions:
Stock-based employee compensation expense, net of tax effect, included in net loss above	68	76
Deductions:
Stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(126)	(930)
Pro forma net loss	$(47,987)	$(41,926)
Net loss per share—basic and diluted—as reported	$(0.23)	$(0.21)
Net loss per share—basic and diluted—pro forma	$(0.23)	$(0.21)

The pro forma information above may not be representative of the effects on potential pro forma results for future years.

3.                                      Other Operating Expense.

Restructuring All restructuring activities prior to December 31, 2002 were accounted for in accordance with the provisions of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” All restructuring activities beginning January 1, 2003 were accounted for in accordance the SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

During fiscal 2000, we announced and began to implement a restructuring program (fiscal 2000 restructuring plan) to better align our expenses with expected revenue levels.  We have substantially completed our execution of the fiscal 2000 restructuring plan, with the exception of certain vacated leased sales and administrative facilities that have lease terms expiring through the end of fiscal 2006. During the fourth quarter of fiscal 2003, we increased the fiscal 2000 restructuring accrual by $7 million through reclassifying a previously recorded liability included in other liabilities to restructuring.

During the fourth quarter of fiscal 2001, we announced and began to implement additional restructuring actions (“fiscal 2001 restructuring plan”) to further reduce our operating expenses to be better aligned with expected revenue levels.  We have substantially completed our execution of the fiscal 2001 restructuring plan, with the exception of certain vacated leased sales and administrative facilities that have lease terms expiring through fiscal 2010.

Beginning in the fourth quarter of fiscal 2002 and continuing throughout fiscal 2003, we announced and began to implement additional restructuring actions (“fiscal 2003 restructuring plan”) in an effort to further reduce our operating expense to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $4 million and $19 million recorded in fiscal 2002 and 2003, respectively, and the elimination of approximately 470 positions across all levels and functions.  Severance payments and related charges of $18 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 60,000 square feet of leased facilities throughout the world, with lease terms expiring through fiscal 2009, which require ongoing lease payments of $5 million, net of $3 million of estimated sublease income. In the fourth quarter of fiscal 2003, we adjusted our estimate of severance payments and related charges by approximately $2 million, due to higher than originally estimated severance and related costs and unfavorable fluctuations in foreign exchange rates.

During the fourth quarter of fiscal 2003, we announced and began to implement additional restructuring activities (“fiscal 2004 restructuring plan”). These actions resulted in aggregate charges of $10 million and elimination of approximately 324 positions across all levels and functions. Severance payments and related charges of $9 million consist primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services. The remaining $1 million in charges was comprised of costs associated with third party contracts cancellations, outside consulting and vacating approximately 6,400 square feet of administrative facilities overseas, with lease terms expiring through fiscal 2004.

During the first quarter of fiscal 2004, we continued restructuring activities under the fiscal 2004 restructuring plan. These actions resulted in aggregate charges of $24 million and elimination of approximately 477 positions across all levels and functions. Severance payments and related charges of $15 million consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services.

We also agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocate our headquarters to our nearby Crittenden Technology Center campus.  Under this sublease arrangement, we expect to record a $71 million charge, of which $64 million represents the net sublease loss component, and $7 million of other facility costs directly associated with this arrangement.   Pursuant to SFAS No. 146, we are required to fair value the future contractual obligation using our credit-adjusted risk-free interest rate at the point we cease to use the respective buildings.  As such, we have estimated the cease-use dates for the respective properties, which are all estimated to occur within fiscal 2004 and have discounted the future remaining obligations for each building, which approximates $17 million.  We are also required to accrete this discounted estimated net sublease loss up to its undiscounted value of $64 million from the respective cease-use dates to the end of the lease terms ending in fiscal 2013.

During the first quarter of fiscal 2004, we incurred facilities charges of approximately $9 million in conjunction with the above arrangement. The relocation of our Mountain View, California headquarters is expected to result in a net reduction in our facilities occupancy costs of $14 million to $17 million per year beginning in fiscal 2005.  During the transition period, we expect to incur incremental cash outflows of $2 million to $3 million associated with the move.  Approximately $24 million in incremental charges will be recorded throughout fiscal 2004, of which $9 million was recorded in the first quarter.  In addition, beginning in fiscal 2005, we will record annual accretion expense of approximately $1 million to $8 million through fiscal 2013.  The cash impact of these charges will be spread over the term of the sublease and we expect that the restructuring of these facilities will result in approximately $76 million in cash savings over that same period.

The remaining restructuring accrual balance of approximately $39 million at September 26, 2003 includes $11 million in severance obligations, $3 million of other restructuring related liabilities and $25 million of facility-related liabilities. Approximately $9 million and $2 million will be paid in the second and third quarters of fiscal 2004, respectively, for severance and related charges, $3 million will be paid in the third quarter of fiscal 2004 for other restructuring-related charges and approximately $25 million will be paid through fiscal 2013 for facilities related expenditures.

Impairment As a result of the fiscal 2003 restructuring activities described above, we wrote down approximately $2 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the closed offices and buildings. In addition, we recorded approximately $3 million in impairment charges against the value of the Switzerland manufacturing facility as a result of the fair value reassessment by an independent third party.

As a result of the fiscal 2004 restructuring activities and moving our headquarters described above, we wrote down approximately $2 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the vacated buildings.

The following table depicts the restructuring and impairment activity during the first three months of fiscal 2004 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other	Impairment Charges	Total

Balance at June 27, 2003	$7,191	$13	$24,648	$—	$—	$31,852

Additions—fiscal 2004 restructuring and impairment	14,640	234	4,134	4,014	1,714	24,736
Adjustments:

(Decrease) non-cash	(500)	—	—	—	—	(500)
Expenditures:
Cash	(10,645)	(247)	(3,604)	(467)	—	(14,963)
Non-cash	—	—	—	—	(1,714)	(1,714)

Balance at September 26, 2003	$10,686	$—	$25,178	$3,547	$—	$39,411

The total amount of severance and related charges, cancelled contracts, facilities and other charges for each reportable segment incurred during the third and fourth quarters of fiscal 2003 and the first quarter of fiscal 2004, the cumulative amounts incurred to date and the total amount of costs expected to be incurred in connection with our restructuring plans are presented below (in thousands):

Category	Servers	Workstations	Global Services	Total

Fiscal 2003 restructuring:
Costs incurred to date: (1)
Severance and Related Charges	$5,358	$2,241	$5,697	$13,296
Canceled Contracts	69	28	73	170
Vacated Facilities	77	32	81	190

Total fiscal 2003	$5,504	$2,301	$5,851	$13,656

(1) Cost incurred to date closely approximate total costs expected to be incurred

Fiscal 2004 restructuring:
Costs incurred to date:
Severance and Related Charges	$6,344	$1,457	$6,339	$14,140
Canceled Contracts	105	24	105	234
Vacated Facilities	1,855	426	1,853	4,134
Other	1,801	413	1,800	4,014
Impairment Charges	769	177	768	1,714

Total first quarter of fiscal 2004	$10,874	$2,497	$10,865	$24,236

Cumulative at September 26, 2003	$10,874	$2,497	$10,865	$24,236

Estimated costs to be incurred under the 2004 restructuring plan:
Vacated Facilities	$26,809	$6,154	$26,789	$59,752
Other	464	107	464	1,035

Total costs to be incurred in future periods	$27,516	$6,317	$27,496	$61,329

Total costs expected to be incurred	$38,390	$8,814	$38,361	$85,565

4.                                      Inventories.

(In thousands)	September 26, 2003	June 27, 2003

Components and subassemblies	$32,895	$39,939
Work-in-process	11,290	8,897
Finished goods	11,259	12,000
Demonstration systems	17,011	10,590

Total inventories	$72,455	$71,426

5.                                      Restricted Investments.

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in SGI’s name by major financial institutions.

6.                                      Property and Equipment.

(In thousands)	September 26, 2003	June 27, 2003

Property and equipment, at cost	$537,972	$576,330
Accumulated depreciation and amortization	(450,628)	(468,268)

Property and equipment, net	$87,344	$108,062

In September 2003, we completed the sale of our manufacturing facility in Cortaillod, Switzerland for approximately $11 million and this transaction is the primary contributor for the decline in property and equipment from June 27, 2003.

7.                                      Other Assets.

(In thousands)	September 26, 2003	June 27, 2003

Spare parts	$40,010	$44,505
Investments	19,060	20,655
Software licenses, goodwill and other	41,203	42,309

	$100,273	$107,469

8.                                      Financing Arrangement.

We currently have an asset-based credit facility that matures in April 2005. In the event we are unable to extend the maturity of our senior convertible notes due 2004 on terms satisfactory to our secured lender on or before March 5, 2004, the facility will mature in June 2004. Our lender has confirmed that the terms of the debt exchange we announced November 4, 2003 are satisfactory for this purpose.  This facility is also subject to acceleration upon various events of default. The facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. We have not used this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full capacity under this line to secure $44 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.25% at September 26, 2003) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At September 26, 2003, the credit facility was secured by a total of $17 million cash collateral, which is included as a component of Short-term Restricted Investments. The credit facility contains financial and other covenants. We were in compliance with these covenants for the quarter ended September 26, 2003. We obtained a waiver of compliance with the covenants of the predecessor to this facility from the lender in the first, third and fourth quarters of fiscal 2003. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital.

9.                                      Debt

(In thousands)	September 26, 2003	June 27, 2003

Senior Convertible Notes due September 2004 at 5.25%	$230,591	$230,591
Convertible Subordinated Debentures due February 2011 at 6.125%, net of unamortized discount of $7,905 ($8,097 at June 27, 2003)	48,871	48,679
Japanese Yen fixed rate loan due in quarterly installments through December 2004 at 10.00%(1)	26,726	29,563
Other	18	17

	306,206	308,850
Less amounts due within one year	(248,409)	(16,894)

Amounts due after one year	$57,797	$291,956

(1)                                  The Japanese yen fixed rate loan of approximately 3 billion yen was converted at a rate of 112.25 yen per U.S. dollar at September 26, 2003. This loan is collateralized by our remaining ownership interest in SGI Japan.

The Senior Convertible Notes (the “Senior Notes”) are convertible into shares of common stock at a conversion price equal to $18.70 per share. The Senior Notes are redeemable at our option beginning in 2002, at varying prices based on the year of redemption. The Senior Notes are redeemable at the holder’s option in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market.  In the first quarter of fiscal 2004, the Senior Notes were reclassified from long-term to short-term as the Senior Notes are due in September 2004.  On November 4, 2003, we announced our intention to make an exchange offer for the

Senior Notes and to file a registration statement and a tender offer statement with other related documents with the Securities and Exchange Commission. See “Management’s Discussion and Analysis—Financial Condition.”

In connection with the fiscal 1996 acquisition of Cray Research Inc., SGI assumed the Convertible Subordinated Debentures. These debentures are convertible into SGI’s common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100%. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of approximately $5 million in fiscal 2007 and approximately $6 million each from fiscal 2008 to 2010 are scheduled, with a final maturity payment of approximately $35 million in 2011.

10.                               Guarantees.

SGI, as the guarantor, enters into four types of guarantees, namely financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.

 Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability or equity security of the guaranteed party. Currently, we have issued financial guarantees: to cover rent on leased facilities and equipment; in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods; and to support payments in advance of future delivery on our goods and services.  The majority of our guarantees within this category have terms no greater than one year.

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.   We had no outstanding performance guarantees at September 26, 2003 that are subject to the disclosure requirements of FIN 45.

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

The following table discloses our obligations under guarantees as of September 26, 2003:

(In thousands)	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial guarantees	$48,859	$48,859
Indemnifications	966	572
Indirect guarantees	2,560	—
Total	$52,385	$49,431

The following table depicts product warranty activity during the first three months of fiscal 2004 (in thousands):

Balance at June 27, 2003	$6,711

New warranties issued	2,703

Warranties paid	(2,908)

Balance at September 26, 2003	$6,506

11.                               Loss Per Share.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
(In thousands, except per share amounts)	Sept. 26, 2003	Sept. 27, 2002

Net loss available to common stockholders	$(47,929)	$(41,072)

Weighted average shares outstanding - basic and diluted (1)	209,570	199,676

Net loss per share - basic and diluted	$(0.23)	$(0.21)

Potentially dilutive securities excluded from computations because they are anti-dilutive	17,707	17,028

(1)                                  As a result of the settlement of securities class action lawsuits that included the issuance of 8 million shares of SGI common stock to the settlement class, approximately 2.4 million shares were issued in January 2002 in satisfaction of plaintiffs’ attorneys’ fees and the remaining 5.6 million shares were issued in July 2003.

12.                               Comprehensive Loss.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
(In thousands)	September 26, 2003	Sept. 27, 2002

Net loss	$(47,929)	$(41,072)
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	377	1,426
Foreign currency translation adjustments	379	(441)
Comprehensive loss	$(47,173)	$(40,087)

13.                               Segment Information.

SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center® immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

Effective for fiscal 2004, we removed our prior generations of workstations, graphics systems and high-performance servers included in the Remarketed Products Group from the Server and Workstations segments after reassessment of factors such as economic characteristics, homogeneity of products, technology and other factors.  The Remarketed Products Group does not meet the quantitative thresholds required for separate disclosure and is included in “Other” in the reconciliation of reported revenue and operating profit. Prior year amounts have been reclassified to conform to current year presentation. We evaluate each of these segments based on profit or loss from operations before interest and taxes.

The Server segment’s current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment’s systems include the SGI® Onyx® family of graphics systems and the SGI® Altix® and Origin® families of high-performance servers. Our servers are high-performance supercomputing systems designed for technical computing applications. Our servers are also used as storage management servers for managing very large data repositories that contain critical information and media servers for video on demand, media streaming and broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

The Workstation segment’s current products include the Silicon Graphics® Tezro™, the Silicon Graphics Fuel®, and the Silicon Graphics® Octane2™ workstations. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

Expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the reportable segments and are included in the results reported. The revenue and related expenses of our Remarketed Products Group and our wholly-owned software subsidiary Alias, as well as certain corporate-level revenue and expenses are not allocated and are included in “Other” in the reconciliation of reported revenue and operating profit.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

Information on reportable segments is as follows (in thousands):

	Servers	Workstations	Global Services

Three months ended September 26, 2003:
Revenue from external customers	$84,780	$19,459	$84,714
Segment (loss) profit	$(25,017)	$(19,165)	$22,077
Three months ended September 27, 2002:
Revenue from external customers	$70,540	$39,583	$100,697
Segment (loss) profit	$(44,155)	$(12,268)	$24,908

Reconciliation to SGI as reported (in thousands):

	Three Months Ended
	Sept. 26, 2003	Sept. 27, 2002

Revenue:
Total reportable segments	$188,953	$210,820
Other	29,074	30,898
Total SGI consolidated	$218,027	$241,718

Operating loss:
Total reportable segments	$(22,105)	$(31,515)
Other	2,743	(466)
Restructuring	(24,236)	(8,444)

Total SGI consolidated	$(43,598)	$(40,425)

14.                               Recent Accounting Pronouncements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Originally the provisions of Interpretation No. 46 were effective immediately for all variable interests in variable interest entities created before February 1, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. In October 2003, the FASB agreed to a broad-based deferral of Interpretation 46 for public companies until the end of periods ending after December 15, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, and we are the primary beneficiary, our consolidated financial position or results of operations could be impacted.

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. The provisions of Issue 00-21 were effective for revenue arrangements entered into by us beginning June 28, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Most of its provisions should be applied prospectively. The adoption of SFAS 149 had no impact on our results of operations or financial position.

15.                               Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. Once this process is complete, the complaint will be dismissed. We currently expect to complete this process in fiscal 2004. However, we do not expect all claims to be resolved through this process.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments that may ultimately result from these examinations.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. We have received a letter from SCO Group alleging that, as a result of our activities related to the Linux® operating system, we are in breach of the fully paid license under which we distribute our IRIX® operating system. The letter purports to terminate our UNIX® System V license effective October 14, 2003.

We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

On September 30, 2003, a lawsuit captioned FuzzySharp Technologies Incorporated v. Silicon Graphics, Inc. alleging patent infringement by an SGI workstation product was filed by FuzzySharp in the United States District Court for the Northern District of California, Civil Action No. C 03-4404 JCS.  SGI is aggressively defending this action.

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

We are not aware of any pending disputes, including those described above that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for fiscal 2004, headcount reductions and the expected impact on our business of legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; ability to achieve profitable operations or limit losses; ability to restructure or refinance our senior convertible notes maturing in 2004, adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI Altix family of servers and superclusters, and storage offerings based on our CXFS™ shared file system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors including those listed under the heading “Risks That Affect Our Business.”

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

Results of Operations

(Numbers may not add due to rounding)	Three Months Ended
(In millions, except per share amounts)	Sept. 26, 2003	Sept. 27, 2002

Total revenue	$218	$242
Cost of revenue	123	144
Gross profit	95	97
Gross profit margin	43.4%	40.3%
Total operating expenses	138	138
Operating loss	(44)	(40)
Interest and other income (expense), net	(7)	(1)

Loss before income taxes	(51)	(41)
Net loss	$(48)	$(41)
Net loss per share—basic and diluted	$(0.23)	$(0.21)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 13 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.  Effective for fiscal 2004, we removed our prior generations of workstations, graphics systems and high-performance servers included in the Remarketed Products Group from the Server and Workstations segments.  The Remarketed Products Group does not meet the quantitative thresholds required for separate disclosure and is included in “Other” in the reconciliation of reported revenue and operating profit. Prior year amounts have been reclassified to conform to current year presentation.

Revenue for the first quarter of fiscal 2004 decreased $24 million or 10% compared with the corresponding period of fiscal 2003, as growth in sales of our recently introduced Altix servers and our integrated storage solutions was insufficient to offset continued declines in our traditional UNIX workstations and services. See “Risks That Affect Our Business.”

The following table presents total revenue by reportable segment:

(Numbers may not add due to rounding)	Three Months Ended
(In millions)	Sept. 26, 2003	Sept. 27, 2002

Servers	$85	$71
% of total revenue	39%	29%
Workstations	$19	$39
% of total revenue	9%	16%
Global Services	$85	$101
% of total revenue	39%	42%
Other	$29	$31
% of total revenue	13%	13%

Server revenue (which includes visualization systems, high-performance servers and integrated storage solutions) for the first quarter of fiscal 2004 increased $14 million or 20% compared with the corresponding period in fiscal 2003. The increase was primarily attributable to sales of high-performance servers and integrated storage solutions, offset in part by a decline in sales of our visualization systems.  Although high-performance server volume declined year-over-year and our newly introduced Altix family of servers is sold at a lower price point than the Origin family of servers, a shift in mix to high-end configurations of Origin systems resulted in an increase in server revenue.  Increased sales volume coupled with higher average selling price year-over-year of our integrated storage solutions also contributed to the increase in server revenue.   Despite an increase in the average selling price of high-end visualization systems, overall reduced volumes and a shift in mix from the high-end visualization systems to the lower-end visualization systems with a lower average selling price contributed to the decline in visualization system revenue.

Workstation revenue for the first quarter of fiscal 2004 decreased $20 million, or 51% compared with the corresponding period in fiscal 2003.  The decrease was primarily attributable to the continuing decline in the overall UNIX market. The decline reflected reduced volumes as we complete the end of life of our O2® and Octane® families of visual workstations.  Declines in workstation revenue were offset in part by a slight increase in average selling prices as product mix shifted from the lower-end O2 workstations to higher-priced Octane and Fuel workstations.  Workstation overall average selling prices were also somewhat favorably impacted by the introduction of our Silicon Graphics® Tezro™ visual workstation which has a higher average selling price than older generation workstation products.  In addition, the mix of Tezro workstations sold was comprised of more high-end configurations, which also somewhat offset the overall decline in workstation revenue.

Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the first quarter of fiscal 2004 decreased $16 million, or 16% compared with the corresponding period in fiscal 2003. This decline was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting lower system sales volumes in recent periods. Professional Services revenue, which includes SGI product, third party product, SGI consulting services and SGI maintenance services, also declined due to the same factors influencing the decline in Server, Workstation and Global Services revenue.

Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias, and revenue associated with prior generations of workstations, graphics systems and high-performance servers available through our Remarketed Products Group. Other revenue decreased $2 million in the first quarter of fiscal 2004 compared with the corresponding period in fiscal 2003, primarily due to a decrease in revenue associated with our re-marketed graphics systems and high-performance servers.   Revenue declines were offset in part by increases in revenue associated with our re-marketed workstations and revenue generated by Alias.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended
Area	Sept. 26, 2003	Sept. 27, 2002

Americas	$143	$159
Europe	49	50
Rest of World	26	33
Total revenue	$218	$242

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
Area	Sept. 26, 2003	Sept. 27, 2002

Americas	66%	66%
Europe	22%	20%
Rest of World	12%	14%

The fluctuation in geographic revenue as a percentage of total revenue between Europe and Rest of World business in the first quarter of fiscal 2004 compared with the corresponding period in fiscal 2003 was primarily due to a decline in sales in the Asia Pacific region.

Our consolidated backlog at September 26, 2003 was $118 million, down from $140 million at June 27, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Backlog declined across all regions. From a segment standpoint, the decline was noted across all reportable segments with the exception of Global Services where backlog for professional services increased slightly.

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

Overall gross profit margin improved from 40.3% of sales in the first quarter of fiscal 2003 to 43.4% in the first quarter of fiscal 2004.  Product and other gross profit margin for the first quarter of fiscal 2004 improved 4.0 percentage points compared with the corresponding period in fiscal 2003. This improvement was primarily due to a shift in mix to higher-margin product configurations and favorable manufacturing variances resulting from improved efficiencies in material procurement, offset in part by lower volumes. Service gross profit margin for the first quarter of fiscal 2004 improved 1.9 percentage points compared with the corresponding period in fiscal 2003 despite declining revenue levels primarily due to overall cost control measures.

Operating Expenses

	Three Months Ended
(In millions)	Sept. 26, 2003	Sept. 27, 2002

Research and development	$35	$43
% of total revenue	16%	18%
Selling, general and administrative	$79	$87
% of total revenue	36%	36%
Other	$24	$8
% of total revenue	11%	4%

Operating Expenses (excluding Other Operating Expense).  Operating expenses for the first quarter of fiscal 2004 declined 12% in absolute dollars, and as a percentage of total revenue from 54% to 52%, compared with the corresponding period of fiscal 2003. The decline in all categories of operating expenses, in absolute dollars and as a revenue percentage, is primarily due to lower headcount as a result of recent restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues.  As a result of restructuring actions initiated in the first quarter of fiscal 2004, we reduced our headcount associated with our research and development function by 195 or 25% and our headcount associated with our selling, general and administrative functions by 191 or 11%.

Other Operating Expense.  Other operating expense for the first quarter of fiscal 2004 represented a $24 million charge for estimated restructuring and asset impairments.  Specifically, we recorded $15 million in severance and related costs and $9 million in costs associated with our Mountain View, California headquarters relocation. This relocation charge was comprised of $7 million in charges for vacated facilities and related charges and $2 million associated with the impairment of assets. Other operating expense for the first quarter of fiscal 2003 reflected an $8 million charge for estimated restructuring costs. Specifically, we recorded $5 million in severance and related costs and $3 in costs associated with vacating leased facilities in the United States.  See Note 3 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

	Three Months Ended
(In thousands)	Sept. 26, 2003	Sept. 27, 2002

Interest Expense	$(6,890)	$(6,219)
Foreign exchange gain	1,472	2,983
Miscellaneous (expense) income	(2,412)	1,972
Interest income	918	704
Interest and other income (expense), net	$(6,912)	$(560)

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net for the first three months of fiscal 2004 declined compared with the corresponding period of fiscal 2003 primarily due to a minority interest loss related to our interest in SGI Japan and less favorable exchange rate fluctuations for the first quarter of fiscal 2004 compared with the corresponding period of fiscal 2003.

Taxes.  Our net benefit for income taxes of $2.6 million for the first quarter of fiscal 2004 arose principally from a reduction in foreign tax exposures and the refund of certain U.S. and state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions.  Our provision for income taxes for the first quarter of fiscal 2003 arose principally from taxes then currently payable in foreign jurisdictions.

Financial Condition

At September 26, 2003, unrestricted cash and cash equivalents and marketable investments totaled $116 million compared with $141 million at June 27, 2003. Also included in the balance sheet at September 26, 2003 and June 27, 2003 is approximately $29 million and $37 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

Primarily as a result of net losses, operating activities used $34 million during the first three months of fiscal 2004 compared with using $8 million during the first three months of fiscal 2003. To present cash flows from operating activities, net loss for the first quarter of fiscal year 2004 was adjusted for certain significant items such as the $24 million restructuring charge. The first quarter of fiscal 2003 net loss was adjusted for the $8 million restructuring charge.

Negative operating cash flow in the first quarter of fiscal 2004 was partially due to approximately $15 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring actions are expected to result in future cash outlays of approximately $53 million, about $25 million of which are expected to occur in fiscal 2004 and be funded from cash and cash equivalents. As a result of the workforce reduction implemented in the first quarter of fiscal 2004 we expect to save approximately $8 million in cost of goods sold and $44 million in operating expenses on a fiscal year basis. Restructuring of the operating facilities initiated in the first three months of fiscal 2004 are projected to save us approximately $76 million over the next 10 years. The negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with improved customer cash collections. Our days sales outstanding improved from an average of 50 days in the first quarter of fiscal 2003 to 49 days in the first quarter of fiscal 2004.

Investing activities, other than changes in available-for-sale and restricted investments, provided $4 million in cash during the first quarter of fiscal 2004 compared with consuming $13 million in cash during the first quarter of fiscal 2003. The principal source of cash during the first quarter of fiscal 2004 was $11 million net cash proceeds received from the sale of our facility in Cortaillod, Switzerland. Principal investing activities in the first quarter of fiscal 2003 consisted of purchases of software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $3 million, offset in part by proceeds received from the sale of land.

The principal financing activities during the first quarter of fiscal 2004 included $4 million in debt payments. There was no significant financing activity during the first three months of fiscal 2003.

At September 26, 2003, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $116 million. Based on our revenue outlook for the second quarter ended December 26, 2003 and the timing of various future payments, we expect to continue to consume cash during the second quarter of fiscal 2004. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. We also are exploring alternatives for generating additional cash through financing transactions and dispositions of non-core assets. For example, in September 2003 we completed the sale of our facility in Cortaillod, Switzerland for net cash proceeds of approximately $11million.

We are committed to our goal of re-establishing profitable operations and positive cash flow. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2004 financial plan will be sufficient to meet our financial obligations through fiscal 2004. If we experience a material shortfall versus our plan for fiscal 2004, we will take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions, re-evaluation of our global distribution model, and delayed implementation of information systems initiatives. We also can take actions to generate cash by selling non-core businesses, licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. See “Risks That Affect Our Business.”

We have approximately $230 million of 5.25% senior convertible notes that will mature on September 1, 2004. If we are not able to restructure a substantial portion of these notes to extend the maturity on terms satisfactory to our secured lender by March 2004, our secured credit facility will become due in June 2004. At September 26, 2003, our obligation under this facility, net of restricted cash collateral, was $27 million.

In November 2003, we announced our intention to launch a revised exchange offer.  Under the revised offer, holders of the senior convertible notes would be entitled to exchange their notes of an equal principal amount of one of two classes of notes due in 2009, at the holders election: a 11.75% non-convertible secured note or a 6.50% convertible secured note, convertible into common stock at $1.25 per share.  The new notes would be secured by a junior lien on substantially all of our domestic assets.  The revised offer will be subject to the condition that it is accepted by the holders of at least 80% of the existing notes and that our stockholders approve the reservation of the shares underlying the new convertible notes.  The annual stockholders’ meeting at which approval will be scheduled for December 16, 2003.

We cannot be assured that the conditions to the exchange offer will be satisfied, or that the existing notes will otherwise be restructured on satisfactory terms.  Our secured credit facility will become due in June 2004 if the restructuring of the existing notes is not completed by March 2004 on terms satisfactory to our secured lender.  Our obligation under this facility, net of restricted cash collateral, was $27 million at September 26,2003.  Our secured lender has confirmed that the restructuring proposed to be effected in the revised exchange offer is satisfactory for this purpose and has provided its consent.

As of September 26, 2003, future payments due under debt and lease obligations, including facilities vacated as part of our restructuring activities and excluding the benefit of sublease income on our vacated facilities, are as follows (in thousands):

Fiscal year ended	2004	2005	2006	2007	2008	Thereafter	Total

10% loan payable to SGI Japan due December 2004 (payable in quarterly installments)	$13,363	$13,363	$—	$—	$—	$—	$26,726
5.25% Senior Convertible Notes due September 2004	—	230,591	—	—	—	—	230,591
6.125% Convertible Subordinated Debentures due February 2011	—	—	—	5,026	5,750	46,000	56,776
Non-cancelable operating leases	37,497	44,513	33,386	27,896	26,047	106,226	275,565
Total	$50,860	$288,467	$33,386	$32,922	$31,797	$152,226	$589,658

Included in the above table under non-cancelable operating leases are lease payments associated with our Amphitheatre Technology Center campus for which we entered into an agreement to sublease on July 10, 2003. In addition, the table does not reflect the lease payments for the Crittenden Technology Center campus space that we will be relocating to. Adjusting for the impact of this agreement, the non-cancelable operating lease payments, excluding the benefit of any sublease income, would be as follows (in thousands): 2004—$37,497; 2005—$49,438; 2006—$43,225; 2007—$37,421; 2008—$35,858 and $159,876 thereafter.

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

Income Taxes.  Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

We have recently introduced a number of new products, including the SGI Altix product family, but we cannot assure you they will achieve market acceptance.  In January 2003, we introduced the SGI Altix family of servers and superclusters based on the Intel® Itanium® 2 processor and the Linux® operating system. Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers. There can be no assurance that this new product line will achieve market acceptance or provide significant incremental revenue. In July 2003, we introduced new highly scalable visualization products. Our ability to achieve future revenue growth will depend significantly on the market success of these products. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

We are concentrating our R&D investments.  As an increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including the SGI Altix family, visualization and storage, a declining amount both in percentage and absolute terms is being devoted to the traditional MIPS® and IRIX products, which continue to supply the bulk of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS and IRIX family and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

We have been incurring losses and consuming cash in our operations and must reverse these trends and generate cash from other sources in fiscal 2004.  We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At September 26, 2003, our principal sources of liquidity included unrestricted cash and marketable investments of $115 million, down from $141 million at June 27, 2003. We expect to continue to consume cash from operations through the first half of fiscal 2004. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. We also are exploring alternatives for generating cash through financing transactions and dispositions of non-core assets and will consider a range of alternatives in the event of a material revenue shortfall. See “Financial Condition.” If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

The restructuring of the 2004 senior convertible notes may not be completed successfully, and if completed will Increase Interest expense and create significant dilution.  We have approximately $230 million of 5.25% senior convertible notes that will mature on September 1, 2004.  In November 2003 we announced our intention to launch a exchange offer under which holders of the 2004 senior notes would be entitled to exchange their notes for an equal principal amount of one of two classes of notes due in 2009, at the holders election: a 11.75% non-convertible secured note or a 6.50% convertible secured note, convertible into common stock at $1.25 per share.  The new notes would be secured by a junior lien on substantially all of our domestic assets.  The exchange offer will be subject to the condition that it is accepted by the holders of at least 80% of the existing notes and that our stockholders approve the reservation of the shares underlying the new convertible notes.  We cannot assure that the exchange offer will be successful.  Assuming the exchange offer is successful, our interest expense will increase significantly as a result of the higher interest rate on the new notes, and significant dilution will occur based upon the lower conversion price of the new convertible notes.  The extent of these impacts will depend on the participation level in the exchange offer and the mix of convertible and non-convertible securities elected by the tendering holders of the existing notes.

We must restructure most or all of our senior convertible notes before their maturity in September 2004.  Our secured credit facility will become due and payable in June 2004 if the restructuring of the 2004 notes is not completed by March 2004 on terms satisfactory to our secured lender.  Our obligation under this facility, net of restricted cash collateral, was $27 million at September 26, 2003.  Our secured lender has confirmed that the restructuring proposed to be effected in the revised exchange offer is satisfactory for this purpose and has provided its consent.  However, we cannot be assured that the conditions to the exchange offer will be satisfied, or that the existing notes will otherwise be restructured on satisfactory terms.

We may not be able to obtain additional capital when needed.  We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. This facility matures in April 2005, subject to acceleration upon various events of default or the failure to successfully extend the maturity of our senior convertible notes due September 2004 on terms satisfactory to the secured lender on or before March 5, 2004. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and $10 million cash collateral. We also deposit additional cash when eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At September 26, 2003, this facility was secured by a total of $17 million cash collateral. We obtained waivers of compliance with the covenants of the facility from the lenders in the first, third and fourth quarters of fiscal 2003. If we are not able to comply with the financial and other covenants of this facility or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.

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

In addition, our increasing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We recently received a notice from SCO Group stating its intention to terminate our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on SGI, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

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

Our business experiences period-to-period fluctuations in operating results.  Our operating results may fluctuate for a number of reasons. Delivery cycles, other than those for large-scale server products, are typically short. Over half of each quarter’s product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by SGI or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of server and desktop product revenue as well as the mix of configurations within these product categories.

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

The Swiss authorities are investigating compliance with their export regulations in connection with exports from the Swiss manufacturing facility that was closed during the second quarter of fiscal 2002. We believe that this matter will be resolved without a significant adverse effect on our business, operating results or financial condition.

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

Downward fluctuations in the price of our common stock may cause our common stock to be delisted.  On October 24, 2002 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than $1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. As of November 4, 2003, the 30-day trading average of our stock was $1.10. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

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

We may not be able to retain and attract qualified employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003 and the first quarter of fiscal 2004. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates, as new skills are needed.

Our business is subject to market risk. In the normal course of business, our financial position is routinely subjected to a variety of risks,

including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required under this Item 3 is included in the section above entitled “Our Business is Subject to Market Risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 27, 2003.

Item 4. Controls and Procedures.

(a)                                  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of September 26, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)                                 Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. Once this process is complete, the complaint will be dismissed. We currently expect to complete this process in fiscal 2004. However, we do not expect all claims to be resolved through this process.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. We are contesting these adjustments and believe that adequate amounts have been provided for adjustments that may ultimately result from these examinations.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. We have received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purports to terminate our UNIX System V license effective October 14, 2003.

We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

On September 30, 2003, a lawsuit captioned FuzzySharp Technologies Incorporated v. Silicon Graphics, Inc. alleging patent infringement by an SGI workstation product was filed by FuzzySharp in the United States District Court for the Northern district of California, Civil Action No. C 03-4404 JCS.  SGI is aggressively defending this action.

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

We are not aware of any pending disputes, including those described above that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

(b)                                 Reports on Form 8-K.

A Form 8-K was filed on July 11, 2003 reporting the Company’s preliminary Q4FY03 financial results and announcing the planned consolidation of the company’s headquarters facilities and the cost savings expected to result from the lease transactions.

Two Forms 8-K/A were filed on July 14, 2003 amending the 8-K filed on July 11, 2003 relating to non-GAAP disclosures.

A Form 8-K was filed on July 25, 2003 reporting the Company’s Q4FY03 financial results.

A Form 8-K was filed on August 4, 2003 announcing the Company’s withdrawal of its exchange offer for its 5.25% Senior Convertible Notes due September 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON GRAPHICS, INC.
Dated: November 7, 2003	a Delaware corporation

Jeffrey Zellmer
Senior Vice President and Chief Financial Officer
	By:	(Principal Financial Officer)

Kathy Lanterman
Vice President and Corporate Controller
	By:	(Principal Accounting Officer)