Form 10-Q
period 2003-12-26
SILICON GRAPHICS INC
filed 2004-02-09
CIK 802301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 26, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-2789662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Crittenden Lane, Mountain View, California 94043-1351
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

Yes  ☒    No  ☐

As of January 30, 2004 there were 212,835,811 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, O2, Octane, Onyx, Origin, Reality Center, IRIX, Silicon Graphics Fuel and SGI are registered trademarks, and Tezro, and CXFS are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc used under license by Silicon Graphics, Inc.  UNIX is a registered trademark of The Open Group, in the U. S. and other countries.  Intel and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U. S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

Product and other revenue	$141,883	$156,877	$266,749	$290,360
Service revenue	96,030	105,861	189,191	214,096
Total revenue	237,913	262,738	455,940	504,456

Costs and expenses:
Cost of product and other revenue	78,204	89,382	149,468	171,006
Cost of service revenue	48,704	59,156	100,881	121,811
Research and development	30,226	42,920	65,575	85,563
Selling, general and administrative	69,845	74,086	148,444	160,863
Other operating expense (1)	12,986	5,817	37,222	14,261
Total costs and expenses	239,965	271,361	501,590	553,504

Operating loss	(2,052)	(8,623)	(45,650)	(49,048)

Interest and other income (expense), net	(4,695)	(7,448)	(11,607)	(8,008)
Loss on extinguishment of tendered debt	(30,915)	—	(30,915)	—
Loss before provision (benefit) for income taxes	(37,662)	(16,071)	(88,172)	(57,056)

Income tax provision (benefit)	(294)	926	(2,875)	1,013

Net loss	$(37,368)	$(16,997)	$(85,297)	$(58,069)

Net loss per share - basic and diluted	$(0.18)	$(0.08)	$(0.41)	$(0.29)

Common shares outstanding - basic and diluted	211,034	200,748	210,302	200,212

(1)                                  Represents charges for estimated restructuring costs and asset impairments in each of the three and six-month periods ended December 26, 2003 and December 27, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 26, 2003	June 27, 2003
	(unaudited)	(1)

Assets:
Current assets:
Cash and cash equivalents	$107,511	$140,836
Short-term marketable investments	1,246	440
Short-term restricted investments	35,557	35,298
Accounts receivable, net	120,836	133,166
Inventories	72,095	71,426
Prepaid expenses and other current assets	45,467	51,727
Total current assets	382,712	432,893

Restricted investments	903	1,430
Property and equipment, net	88,987	108,062
Other assets	98,723	107,469
	$571,325	$649,854

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,631	$76,507
Accrued compensation	36,809	38,916
Income taxes payable	18,803	22,666
Deferred revenue	141,189	149,434
Other current liabilities	113,040	109,147
Current portion of restructuring charge	23,390	17,840
Current portion of long-term debt	22,477	16,894
Total current liabilities	432,339	431,404

Long-term debt	310,916	291,956
Other liabilities	76,478	91,385
Total liabilities	819,733	814,745

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,462,839	1,467,798
Accumulated deficit	(1,685,498)	(1,606,049)
Treasury stock	(6,715)	(6,715)
Accumulated other comprehensive loss	(19,034)	(19,925)
Total stockholders’ deficit	(248,408)	(164,891)
	$571,325	$649,854

(1)                                  The balance sheet at June 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	December 26, 2003	December 27, 2002

Cash Flows From Operating Activities:
Net loss	$(85,297)	$(58,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,128	49,225
Loss on sale of real estate	414	4,687
Non-cash loss on extinguishment of tendered debt	30,915	—
Non-cash asset impairment charges	2,541	1,051
Other	1,934	(599)
Changes in operating assets and liabilities:
Accounts receivable	12,330	24,485
Inventories	(2,720)	21,557
Accounts payable	124	(16,020)
Accrued compensation	(2,108)	(13,171)
Deferred revenue	(8,245)	(21,072)
Other assets and liabilities	(897)	(17,723)
Total adjustments	76,416	32,420
Net cash used in operating activities	(8,881)	(25,649)

Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	10,615	6,432
Purchases of marketable investments	(844)	(449)
Proceeds from the maturities of marketable investments	38	1,178
Purchases restricted investments	(55,079)	(113,851)
Proceeds from the maturities of restricted investments	55,687	119,715
Capital expenditures	(17,811)	(7,821)
Increase in other assets	(9,054)	(14,015)
Net cash used in investing activities	(16,448)	(8,811)

Cash Flows From Financing Activities:
Payments of debt principal	(8,678)	(2,450)
Sale of SGI common stock	682	1,464
Net cash used in financing activities	(7,996)	(986)
Net decrease in cash and cash equivalents	(33,325)	(35,446)
Cash and cash equivalents at beginning of period	140,836	213,302
Cash and cash equivalents at end of period	$107,511	$177,856

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

We have incurred net losses and negative cash flows from operations during each of the past four fiscal years, and had negative working capital of $50 million at December 26, 2003. Our unrestricted cash and marketable investments at December 26, 2003 were $109 million, down from $141 million at June 27, 2003. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2004 financial plan will be sufficient to meet our financial obligations through fiscal 2004.

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

2.                                      Stock-Based Compensation.

We have various stock-based compensation plans, which are more fully described in our 2003 Annual Report on Form 10-K. We have elected to continue to follow the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for our stock-based compensation plans.  No employee stock-based compensation cost is reflected in net loss (with the exception of restricted stock awards) during the six month periods ended December 26, 2003 and December 27, 2002, as all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

Net loss—as reported	$(37,368)	$(16,997)	$(85,297)	$(58,069)
Additions:
Stock-based employee compensation expense, net of tax effect, included in net loss above	68	74	135	150
Deductions:
Stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(57)	(786)	(111)	(920)
Pro forma net loss	$(37,357)	$(17,709)	$(85,273)	$(58,839)
Net loss per share—basic and diluted—as reported	$(0.18)	$(0.08)	$(0.41)	$(0.29)
Net loss per share—basic and diluted—pro forma	$(0.18)	$(0.09)	$(0.41)	$(0.29)

The pro forma information above may not be representative of the effects on potential pro forma results for future years.

3.                                      Other Operating Expense.

We have substantially completed our execution of the fiscal 2000 and fiscal 2001 restructuring plans, with the exception of certain vacated leased facilities that have lease terms expiring through the end of fiscal 2006 and fiscal 2010, respectively. Our obligations associated with these leases as of December 26, 2003 were approximately $8 million and $6 million, respectively, net of aggregate sublease income of approximately $3 million between the two plans.

Throughout fiscal 2003, we announced and began to implement additional restructuring actions (“fiscal 2003 restructuring plan”) in an effort to further reduce our operating expenses to be better aligned with expected revenue levels. These actions resulted in aggregate charges of $19 million recorded in fiscal 2003 and the elimination of approximately 370 positions across all levels and functions.  Severance payments and related charges of $14 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 60,000 square feet of leased facilities throughout the world, with lease terms expiring through fiscal 2009, which require ongoing lease payments of $5 million, net of $3 million of estimated sublease income.  In the fourth quarter of fiscal 2003, we increased our estimate of severance payments and related charges by approximately $2 million, due to higher than originally estimated severance and related costs and unfavorable fluctuations in foreign exchange rates. As a result of the fiscal 2003 restructuring activities described above, we also wrote down approximately $2 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the vacated offices and buildings. In addition, we recorded approximately $3 million in impairment charges against the value of the Switzerland manufacturing facility as a result of the fair value reassessment by an independent third party.  This facility was subsequently sold in the first quarter of fiscal 2004 resulting in net proceeds of $11 million and a slight loss.

During the fourth quarter of fiscal 2003, we announced and began to implement additional restructuring activities (“fiscal 2004 restructuring plan”). These actions resulted in aggregate charges of $10 million and the elimination of approximately 320 positions across all levels and functions. Severance payments and related charges of $9 million consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services. The remaining $1 million in charges was comprised of costs associated with third party contracts cancellations, outside consulting and vacating approximately 6,400 square feet of administrative facilities overseas, with lease terms expiring through fiscal 2004.  Estimated sublease income associated with these vacated facilities is negligible.

During the first six months of fiscal 2004, we continued restructuring activities under the fiscal 2004 restructuring plan. These actions resulted in aggregate charges of $24 million and the elimination of approximately 475 positions across all levels and functions in the first quarter of fiscal 2004 and aggregate charges of $13 million and the elimination of approximately 45 positions in the second quarter of fiscal 2004. Severance payments and related charges of $15 million and $4 million, respectively, consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services.   As a result of fiscal 2004 restructuring activities and moving our headquarters as described below, we also wrote down approximately $2 million and $1 million of fixed assets in the first and second quarters of fiscal 2004, respectively.  These write-downs included charges against leasehold improvements and associated furniture and fixtures held for disposal in the vacated buildings.

In the first quarter of fiscal 2004, we also agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocate our headquarters to our nearby Crittenden Technology Center campus.  Under this sublease arrangement, we expect to record charges of $73 million through fiscal 2013, of which $68 million represents the net sublease loss component, and $5 million represents other facility costs directly associated with this arrangement.   Pursuant to SFAS No. 146, we are required to determine the fair value of future contractual obligations using our credit-adjusted risk-free interest rate at the point we cease to use the respective buildings.  As such, we have estimated the cease-use dates for the respective properties, which are all estimated to occur within fiscal 2004 and have discounted the future remaining obligations for each building, which approximates $18 million.  We are also required to accrete this discounted estimated net sublease loss up to its undiscounted value of $68 million from the respective cease-use dates to the end of the lease terms ending in fiscal 2013. During the second quarter of fiscal 2004, we increased the fiscal 2004 restructuring accrual related to our headquarters relocation by $22 million by reclassifying to restructuring a previously recorded deferred gain associated with our old Amphitheatre Technology Center campus headquarters that was included in other liabilities.

During the first six months of fiscal 2004, we incurred facilities and other related costs and impairment charges of approximately $9 million in both the first and second quarters of fiscal 2004 in conjunction with the above arrangement. The relocation of our Mountain View, California headquarters is expected to result in a net reduction in our facilities occupancy costs of approximately $14 million to $17 million per year beginning in fiscal 2005.  During the transition period, we expect to incur incremental cash outflows of $2 million to $3 million associated with the move.  Approximately $26 million in incremental charges will be recorded throughout fiscal 2004, of which $9 million was recorded in each of the first and second quarters of fiscal 2004.  In addition, beginning in fiscal 2005, we will record annual accretion expense as noted above of approximately $1 million to $8 million through fiscal 2013.  The cash impact of these charges will be spread over the term of the sublease and we expect that the restructuring of these facilities will result in approximately $76 million in cash savings over that same period.

The remaining restructuring accrual balance of approximately $58 million at December 26, 2003 includes $4 million in severance obligations, $4 million of other restructuring related liabilities and $50 million of facility-related liabilities, net of estimated sublease income of $93 million. Approximately $3 million and $1 million will be paid in the third and fourth quarters of fiscal 2004, respectively, for severance and related charges, $4 million will be paid in the third quarter of fiscal 2004 for other restructuring-related charges and approximately $50 million will be paid through fiscal 2013 for vacated facilities related expenditures.

The following table depicts the restructuring and impairment activity during the first six months of fiscal 2004 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other	Impairment Charges	Total

Balance at June 27, 2003	$7,191	$13	$24,648	$—	$—	$31,852
Additions—fiscal 2004 restructuring and impairment	14,640	234	4,134	4,014	1,714	24,736
Adjustments:
(Decrease) non-cash	(500)	—	—	—	—	(500)
Expenditures:
Cash	(10,645)	(247)	(3,604)	(467)	—	(14,963)
Non-cash	—	—	—	—	(1,714)	(1,714)
Balance at September 26, 2003	$10,686	$—	$25,178	$3,547	$—	$39,411
Additions—fiscal 2004 restructuring and impairment	3,596	407	9,416	1,143	827	15,389
Adjustments:
(Decrease) non-cash	(303)	—	(2,100)	—	—	(2,403)
Reclassification (non-cash)	—	—	22,403	—	—	22,403
Expenditures:
Cash	(10,137)	(407)	(5,062)	(613)	—	(16,219)
Non-cash	—	—	—	—	(827)	(827)
Balance at December 26, 2003	$3,842	$—	$49,835	$4,077	$—	$57,754

The total amount of severance and related charges, cancelled contracts, facilities and other charges for each reportable segment incurred during the third and fourth quarters of fiscal 2003 and the first and second quarters of fiscal 2004, the cumulative amounts incurred to date and the total amount of costs expected to be incurred in connection with our restructuring plans are presented below (in thousands):

Category	Servers	Workstations	Global Services	Total

Fiscal 2003 restructuring:
Costs incurred to date: (1)
Severance and Related Charges	$5,358	$2,241	$5,697	$13,296
Canceled Contracts	69	28	73	170
Vacated Facilities	77	32	81	190
Total fiscal 2003	$5,504	$2,301	$5,851	$13,656

Fiscal 2004 restructuring:
Costs incurred to date:
Severance and Related Charges	$7,851	$1,865	$7,717	$17,433
Canceled Contracts	291	75	275	641
Vacated Facilities	5,202	1,335	4,914	11,451
Other	2,324	555	2,278	5,157
Impairment Charges	1,147	279	1,114	2,540
Total first six months of fiscal 2004	$16,815	$4,109	$16,298	$37,222

Cumulative at December 26, 2003	$22,319	$6,410	$22,149	$50,878

(1) Cost incurred to date closely approximate total costs expected to be incurred

Estimated future costs to be incurred under the 2004 restructuring plan:
Severance	$851	$231	$778	$1,860
Vacated Facilities	24,934	6,773	22,799	54,506
Other	355	96	325	776
Impairment charges	65	18	60	143
Total costs to be incurred in future periods	$26,205	$7,118	$23,962	$57,285

Total costs expected to be incurred	$48,524	$13,528	$46,111	$108,163

4.                                      Inventories.

(In thousands)	December 26, 2003	June 27, 2003

Components and subassemblies	$34,507	$39,939
Work-in-process	12,884	8,897
Finished goods	11,598	12,000
Demonstration systems	13,106	10,590
Total inventories	$72,095	$71,426

5.                                      Property and Equipment.

(In thousands)	December 26, 2003	June 27, 2003

Property and equipment, at cost	$512,038	$576,330
Accumulated depreciation and amortization	(423,051)	(468,268)
Property and equipment, net	$88,987	$108,062

In September 2003, we completed the sale of our manufacturing facility in Cortaillod, Switzerland for approximately $11 million and this transaction is the primary contributor of the decline in property and equipment from June 27, 2003.

6.                                      Other Assets.

(In thousands)	December 26, 2003	June 27, 2003

Spare parts	$37,467	$44,505
Investments	19,144	20,655
Software licenses, goodwill and other	42,112	42,309
	$98,723	$107,469

7.                                      Financing Arrangement.

We currently have an asset-based credit facility that matures in April 2005. This facility is also subject to acceleration upon various events of default. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $15 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. Generally, we do not use this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full borrowing capacity under this line to secure $50.5 million in outstanding letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.25% at December 26, 2003) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our outstanding letters of credit. At December 26, 2003, the credit facility was secured by a total of $25 million cash collateral, which is included as a component of Short-term Restricted Investments. The credit facility contains financial and other covenants.  During the second quarter of fiscal 2004 we had a violation of a covenant that was administrative in nature for which we received a waiver of compliance.  We also obtained a waiver of compliance with the covenants of the predecessor to this facility from the lender in the first, third and fourth quarters of fiscal 2003. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital position.

8.                                      Debt

(In thousands)	December 26, 2003	June 27, 2003

Senior Secured Convertible Notes due June 1, 2009 at 6.50%, including unamortized premium of $30,434	$254,790	$—
Convertible Subordinated Debentures due February 1, 2011 at 6.125%, net of unamortized discount of $7,710 ($8,097 at June 27, 2003)	49,066	48,679
Japanese Yen fixed rate loan due in quarterly installments through December 31, 2004 at 10.00% (1)	23,284	29,563
Senior Convertible Notes due September 1, 2004 at 5.25%	3,849	230,591
Senior Secured Notes due June 1, 2009 at 11.75%	2,386	—
Other	18	17
	333,393	308,850
Less amounts due within one year	(22,477)	(16,894)
Amounts due after one year	$310,916	$291,956

(1)                                  The Japanese yen fixed rate loan of approximately 2.5 billion yen was converted at a rate of 107.37 yen per U.S. dollar at December 26, 2003. This loan is collateralized by our remaining ownership interest in SGI Japan.

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes due 2009 and $2 million of 11.75% Senior Secured Notes due 2009 for 98% of our existing 5.25% Senior Convertible Notes due in September 2004 (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share.  The earliest our Senior Secured Convertible Notes are redeemable at our option is the beginning of December 2005.  During calendar 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption.  Thereafter, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount.  The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption beginning in June 2004 at 104% of the principal amount.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the Nasdaq National Market.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt.  The difference is treated as a premium on the new 6.50% Senior Secured Convertible Notes that will be amortized as an offset to interest expense over the term of the Notes.   Also included in the $31 million loss is a write-off of $0.4 million in debt issuance costs associated with the extinguished debt.

The remaining 2004 Senior Notes are convertible into shares of common stock at a conversion price equal to $18.70 per share. The 2004 Senior Notes are redeemable at our option at 100% of the principal amount. The 2004 Senior Notes are redeemable at the holder’s option in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market.  In the first quarter of fiscal 2004, the 2004 Senior Notes were reclassified from long-term to short-term, reflecting their September 2004 maturity date.  In December 2003, we successfully completed an exchange offer for 98% of the 2004 Senior Notes as noted above and approximately $4 million aggregate principal amount not tendered for exchange remained outstanding at December 26, 2003.

In connection with the fiscal 1996 acquisition of Cray Research Inc., SGI assumed the Convertible Subordinated Debentures. These debentures are convertible into SGI’s common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of approximately $5 million in fiscal 2007 and approximately $6 million each from fiscal 2008 to 2010 are scheduled, with a final maturity payment of approximately $35 million in 2011.

9.                                      Guarantees.

SGI, as the guarantor, enters into three types of guarantees, namely financial guarantees, performance guarantees and indemnifications.

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

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.  We had no outstanding performance guarantees at December 26, 2003 that are subject to the disclosure requirements of FIN 45.

Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability, or an equity security of the indemnified party.  Indemnifications include agreements to indemnify the guaranteed party for an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Indemnifications for this purpose do not include agreements in favor of customers with respect to potential intellectual property or other liabilities.  Currently, we have issued indemnifications to cover potential exposure related to the payment of additional taxes.  The term of an indemnification is based on the length of time required to settle the dispute.

The following table discloses our maximum potential obligations under guarantees as of December 26, 2003:

(In thousands)	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial guarantees	$54,886	$54,886
Indemnifications	662	646
Total	$55,548	$55,532

The following table depicts product warranty activity during the first six months of fiscal 2004 and 2003:

(In thousands)	2004	2003

Product warranty beginning balance	$6,711	$8,958
New warranties issued	5,194	5,413
Warranties paid	(5,887)	(7,238)
Changes in estimate	(788)	103
Product warranty ending balance	$5,230	$7,236

10.                               Loss Per Share.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

Net loss available to common stockholders	$(37,368)	$(16,997)	$(85,297)	$(58,069)

Weighted average shares outstanding - basic and diluted (1)	211,034	200,748	210,302	200,212

Net loss per share - basic and diluted	$(0.18)	$(0.08)	$(0.41)	$(0.29)
Potentially dilutive weighted securities excluded from computations because they are anti-dilutive (2)	30,683	17,241	31,098	17,135

(1)                                  In July 2003, the remaining 5.6 million of a total 8 million shares of common stock were issued in settlement of a securities class action lawsuit.

(2)                                  The increase in potentially dilutive securities in the three and six-month periods ended December 26, 2003 is primarily the result of approximately 13.8 million weighted shares (179.5 million non-weighted) associated with the convertible feature of our new 6.50% Senior Secured Convertible Notes.

11.                               Comprehensive Loss.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002

Net loss	$(37,368)	$(16,997)	$(85,297)	$(58,069)
Change in unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(627)	(150)	(250)	1,276
Foreign currency translation gain (loss) adjustments	762	282	1,141	(159)
Comprehensive loss	$(37,233)	$(16,865)	$(84,406)	$(56,952)

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	December 26, 2003	June 27, 2003

Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(631)	$(381)
Foreign currency translation adjustments	(18,403)	(19,544)
Accumulated other comprehensive loss	$(19,034)	$(19,925)

12.                               Segment Information.

SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center® immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Defense and Homeland Security, Science, Manufacturing, Energy and Media.

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended			Six Months Ended
	Servers	Workstations	Global Services	Servers	Workstations	Global Services
December 26, 2003:
Revenue from external customers	$95,357	$25,902	$87,191	$180,137	$45,361	$171,905
Segment (loss) profit	$(9,410)	$(11,642)	$29,506	$(34,427)	$(30,807)	$51,583

December 27, 2002:
Revenue from external customers	$90,515	$37,524	$98,171	$161,055	$77,107	$198,868
Segment (loss) profit	$(23,830)	$(19,475)	$30,996	$(67,985)	$(31,743)	$55,904

Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Revenue:
Total reportable segments	$208,450	$226,210	$397,403	$437,030
Other	29,463	36,528	58,537	67,426
Total SGI consolidated	$237,913	$262,738	$455,940	$504,456

Operating loss:
Total reportable segments	$8,454	$(12,309)	$(13,651)	$(43,824)
Other	2,480	9,503	5,223	9,037
Other operating (expense) income	(12,986)	(5,817)	(37,222)	(14,261)
Total SGI consolidated	$(2,052)	$(8,623)	$(45,650)	$(49,048)

13.                               Recent Accounting Pronouncements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Originally the provisions of Interpretation No. 46 were effective immediately for all variable interests in variable interest entities created before February 1, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. In October 2003, the FASB agreed to a broad-based deferral of Interpretation 46 for public companies until the end of periods ending after December 15, 2003.  In December 2003, the FASB again deferred the effective date of the Interpretation’s provisions and agreed to a revised model for adoption allowing differing effective dates based on certain factors. SGI will provide the disclosure requirements of Interpretation 46 beginning with our third quarter ending March 26, 2004.  The adoption of Interpretation 46 (revised in December 2003) will not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, and we are the primary beneficiary, our consolidated financial position or results of operations could be impacted.

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. Specifically, EITF 00-21 addresses: (1) how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated among the separate units of accounting. The provisions of EITF 00-21 were effective for revenue arrangements entered into by us beginning June 28, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

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

14.                               Legal Proceedings.

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

SCO Group, the successor to AT&T as the owner of certain UNIX® system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux® operating system infringe SCO Group’s intellectual property rights. We have received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX® operating system. The letter purports to terminate our UNIX System V license effective October 14, 2003.  We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks associated with intellectual property disputes; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI Altix family of servers and superclusters, and storage offerings based on our CXFS™ shared file system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors including those listed under the heading “Risks That Affect Our Business.”

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

Results of Operations

(Numbers may not add due to rounding) (In millions, except per share amounts)	Three Months Ended		Six Months Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Total revenue	$238	$263	$456	$504
Cost of revenue	127	149	250	293
Gross profit	111	114	206	212
Gross profit margin	46.7%	43.5%	45.1%	42.0%
Total operating expenses	113	123	251	261
Operating loss	(2)	(9)	(46)	(49)
Interest and other income (expense), net	(5)	(7)	(12)	(8)
Loss on extinguishment of tendered debt	(31)	—	(31)	—
Loss before (benefit) provision for income taxes	(38)	(16)	(88)	(57)
Net loss	$(37)	$(17)	$(85)	$(58)
Net loss per share – basic and diluted	$(0.18)	$(0.08)	$(0.41)	$(0.29)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 12 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: Servers, Workstations and Global Services, which were determined based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors.  Effective for fiscal 2004, we removed our prior generations of workstations, graphics systems and high-performance servers included in the Remarketed Products Group from the Server and Workstations segments and included it in “Other”. Prior year amounts have been reclassified to conform to current year presentation.

Revenue for the second quarter and first six months of fiscal 2004 decreased $25 million or 9% and $49 million or 10%, respectively, compared with the corresponding periods of fiscal 2003, as growth in sales of our recently introduced Altix servers and our integrated storage solutions was insufficient to offset continued declines in our traditional UNIX workstations and services. See “Risks That Affect Our Business.”

The following table presents total revenue by reportable segment:

(Numbers may not add due to rounding)	Three Months Ended		Six Months Ended
$ in millions	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Servers	$95	$90	$180	$161
% of total revenue	40%	34%	40%	32%
Workstations	$26	$38	$45	$77
% of total revenue	11%	14%	10%	15%
Global Services	$87	$98	$172	$199
% of total revenue	37%	37%	38%	39%
Other	$29	$37	$59	$67
% of total revenue	12%	14%	13%	13%

Server revenue (which includes visualization systems, high-performance servers and integrated storage solutions) for the second quarter and first six months of fiscal 2004 increased $5 million or 5% and $19 million or 12%, respectively, compared with the corresponding periods in fiscal 2003 primarily due to increased sales of high-performance servers and integrated storage solutions, offset in part by a decline in sales of our visualization systems.  High-performance server volumes declined in both the second quarter and first six months of fiscal 2004 compared with the corresponding periods of fiscal 2003.  Although our newly introduced Altix family of servers is sold at a lower price point than the Origin family of servers, a shift in mix to higher-end configurations of both the Origin family of servers since the first quarter of fiscal 2003 and the Altix family of servers since the beginning of fiscal 2004, resulted in an increase in server revenue.  Integrated storage solutions revenue for the second quarter of fiscal 2004 compared with the corresponding period of fiscal 2003 remained relatively flat despite increased volumes, primarily due to a shift in product mix to lower-end storage solutions with lower average selling prices.  Integrated storage solutions revenue for the first six months of fiscal 2004 compared with the corresponding period of fiscal 2003 increased due to both increased sales volume and higher average selling prices. Despite increased sales volume in both the second quarter and first six months of fiscal 2004 compared with the corresponding periods of fiscal 2003, a significant decline in the average selling price of higher-end visualization systems resulting from a shift in mix from the higher-end visualization systems to the lower-end visualization systems with a lower average selling price contributed to the decline in visualization system revenue.

Workstation revenue for the second quarter and first six months of fiscal 2004 decreased $12 million or 32% and $32 million or 42%, respectively, compared with the corresponding periods in fiscal 2003.  The decrease in both periods was primarily attributable to the continuing decline in the overall UNIX market. The decline for both the second quarter and first six months of fiscal 2004 compared with the corresponding periods of fiscal 2003 reflected reduced volumes as we reach the end of life of our O2® and Octane® families of visual workstations.  Declines in workstation revenue due to reduced volumes were offset in part by a slight increase in average selling prices as product mix shifted from the lower-end workstations such as the O2 and Fuel, to higher-priced workstations such as the Octane and our newly introduced Silicon Graphics® Tezro™ visual workstation which has a higher average selling price than previous generation workstation products.  In addition, the mix of Tezro workstations sold was comprised of more high-end configurations, which also somewhat offset the overall decline in the volume of workstation revenue.

Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the second quarter and first six months of fiscal 2004 decreased $11 million or 11% and $27 million or 14%, respectively, compared with the corresponding periods in fiscal 2003. The decline for both the second quarter and first six months of fiscal 2004 compared with the corresponding periods of fiscal 2003 was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting lower system sales volumes in recent periods. Professional Services revenue, which includes SGI product, third party product and SGI consulting services, also declined in both the second quarter and first six months of fiscal 2004 compared with the corresponding periods of fiscal 2003 due to the same factors influencing the decline in Server, Workstation and Global Services revenue.

Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias, and revenue associated with prior generations of workstations, graphics systems and high-performance servers available through our Remarketed Products Group. Other revenue for the second quarter and first six months of fiscal 2004 decreased $8 million or 22% and $8 million or 12%, respectively, compared with the corresponding periods in fiscal 2003, primarily due to a decrease in revenue associated with our re-marketed graphics systems and high-performance servers.   Revenue declines were offset in part by increases in revenue generated by Alias and to a smaller degree, increased revenue associated with our re-marketed workstations.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Six Months Ended
Area	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Americas	$149	$163	$292	$322
Europe	63	68	112	117
Rest of World	26	32	52	65
Total revenue	$238	$263	$456	$504

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
Area	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Americas	63%	62%	64%	64%
Europe	26%	26%	24%	23%
Rest of World	11%	12%	12%	13%

Geographic revenue as a percentage of total revenue in the second quarter and first six months of fiscal 2004 compared with the corresponding periods in fiscal 2003 remained relatively consistent.

Our consolidated backlog at December 26, 2003 was $119 million, up slightly from $118 million at September 26, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. From a geographic perspective, backlog declined in the Americas, offset in part by improvements in both Europe and Rest of World. From a segment standpoint, the increase was noted across all reportable segments with the exception of Servers where backlog declined 16%.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services.

Gross margin for the second quarter and the first six months of fiscal 2004 increased from 43.5% to 46.7% and from 42.0% to 45.1%, respectively, compared with the corresponding periods of fiscal 2003. Product and other gross margin for the second quarter and first six months of fiscal 2004 improved 1.9 and 2.9 percentage points, respectively, compared with the corresponding periods of fiscal 2003.  These improvements were primarily due to a shift in mix to higher-margin product configurations for the Origin and Altix families within our Server segment and within our Workstation segment and overall cost savings including lower warranty and material costs and favorable manufacturing variances resulting from improved efficiencies in material procurement. These improvements were offset in part by lower volumes and a shift in mix to lower-margin product configurations for Integrated Storage Solutions and Visualization Systems within our Server segment.  Service gross profit margin for the second quarter and first six months of fiscal 2004 improved 5.2 and 3.6 percentage points compared with the corresponding period in fiscal 2003 despite declining revenue levels primarily due to overall cost control measures.

Operating Expenses

	Three Months Ended		Six Months Ended
(In millions)	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Research and development	$30	$43	$66	$86
% of total revenue	12.7%	16.3%	14.4%	17.0%
Selling, general and administrative	$70	$74	$148	$161
% of total revenue	29.4%	28.2%	32.6%	31.9%
Other	$13	$6	$37	$14
% of total revenue	5.5%	2.2%	8.2%	2.8%

Operating Expenses (excluding Other Operating Expense). Operating expenses for the second quarter and the first six months of fiscal 2004 declined in absolute dollars 14% and 13%, respectively, and as a percentage of total revenue from 44.5% to 42.1% and from 48.9% to 46.9%, respectively, compared with the corresponding periods of fiscal 2003. The decline in all categories of operating expenses, in absolute dollars and as a percentage of revenue, is primarily due to lower headcount as a result of recent restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. As a result of restructuring actions and attrition, from the second quarter of fiscal 2003 through the second quarter of fiscal 2004, we have reduced our headcount associated with research and development by roughly 140 or 21% and headcount associated with our selling, general and administrative functions by approximately 720 or 25%. Also included in selling, general and administrative expense for the second quarter and first six months of fiscal 2004 is a $5 million partial reversal of an estimated employee benefit liability due to a modification in the benefit plan during the second quarter.

Other Operating Expense. Other operating expense for the first six months of fiscal 2004 represented a $37 million charge for estimated restructuring and asset impairment. Specifically, we recorded $18 million in severance and related costs, $1 million in facilities restructuring and $18 million in costs associated with our Mountain View, California headquarters relocation. This relocation charge was comprised of $15 million in charges for vacated facilities and related charges and $3 million associated with the impairment of assets. Other operating expense for the first six months of fiscal 2003 represented a $14 million charge for estimated restructuring costs associated with the fiscal 2003 restructuring plan. In the first half of fiscal 2003, we recorded $8 million in severance and related costs and $6 million in costs associated with vacating leased facilities worldwide. See Note 3 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Interest expense	$(5,182)	$(6,185)	$(12,071)	$(12,404)
Investment gain (loss)	—	(270)	—	(270)
Foreign exchange gain (loss)	(122)	970	1,350	3,954
Miscellaneous (expense) income	137	(2,299)	(2,275)	(327)
Interest income	70	336	987	1,039
Interest and other income (expense), net	$(5,097)	$(7,448)	$(12,009)	$(8,008)

Loss on extinguishment of tendered debt	$(30,915)	$—	$(30,915)	$—

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net representing $5 million in expense in the second quarter of fiscal 2004, improved from $7 million in expense in the second quarter of fiscal 2003 primarily due to lower interest on our Yen-based borrowing as the principal is paid down quarterly and lower interest associated with our financing arrangement (See Note 7).  Interest and other income (expense), net for the first six months of fiscal 2004 also included a loss on our minority interest in SGI Japan and the second quarter of fiscal 2003 included a loss on the sale of land.

Loss on Extinguishment of Tendered Debt During the second quarter of fiscal 2004, we successfully completed an exchange offer for 98.3% of our 5.25% Senior Convertible Notes due to mature in September 2004. The exchange offer was accounted for as a debt extinguishment and resulted in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. Also included in the $31 million loss is a write-off of $0.4 million in debt issuance costs associated with the extinguished debt. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Taxes. Our net benefit for income taxes of $3 million for the first six months of fiscal 2004 arose principally from a reduction in prior period tax contingencies in foreign jurisdictions and the refund of certain U.S. and State income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions. Our provision for income taxes of $1 million for the first six months of fiscal 2003 arose principally from taxes currently payable in foreign jurisdictions.

Financial Condition

At December 26, 2003, unrestricted cash and cash equivalents and marketable investments totaled $109 million compared with $141 million at June 27, 2003. Also included in the balance sheet at December 26, 2003 and June 27, 2003 was approximately $36 million and $37 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

Primarily as a result of net losses, operating activities used $9 million during the first six months of fiscal 2004 compared with using $26 million during the corresponding period of fiscal 2003. To present cash flows from operating activities, net loss for the first six months of fiscal year 2004 was adjusted for certain significant non-cash items, such as a $31 million loss on the early extinguishment of tendered debt, $42 million in depreciation and amortization and $3 million in asset impairments associated with restructuring activities. Net loss for the first six months of fiscal 2003 was adjusted for $1 million in asset impairments associated with restructuring activities.

Negative operating cash flow in the first six months of fiscal 2004 was partially due to approximately $31 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring actions are expected to result in future cash outlays of approximately $115 million, about $20 million of which are expected to occur in fiscal 2004 and be funded from cash and cash equivalents. As a result of the workforce reduction implemented in the second quarter of fiscal 2004 we expect to save approximately $3 million in operating expenses annually. Restructuring of operating facilities initiated in the first six months of fiscal 2004 are projected to save us approximately $76 million over the next 10 years. The negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue coupled with improved customer cash collections. Our days sales outstanding improved from 61 days at the end of June 2002 to 46 days at the end of December 2003.

Investing activities, other than changes in available-for-sale and restricted investments, consumed $16 million in cash in the first six months of fiscal 2004 and $15 million in cash during the first six months of fiscal 2003. Principal investing activities in the first six months of fiscal 2004 included $18 million of capital expenditures and $9 million of other asset purchases, partially offset by $11 million net cash proceeds received from the sale of our facility in Cortaillod, Switzerland. Principal investing activities in the first half of fiscal 2003 consisted of purchases of software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $8 million, offset in part by $6 million in proceeds received from the sale of land.  Capital expenditures in the first six months of fiscal 2004 compared with the corresponding period of fiscal 2003 increased primarily due to spending related to our corporate headquarters relocation to the new Crittenden Technology Center Campus.  The landlord reimburses a significant portion of these expenditures to us and we only expect to incur incremental cash outflows of between $2 million to $3 million associated with this relocation.

The principal financing activities during both the first six months of fiscal 2004 and fiscal 2003 represented debt repayment of $9 million and $2 million, respectively.

At December 26, 2003, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $109 million. Based on our revenue outlook for the third quarter ending March 26, 2004 and the timing of various future payments, we expect to continue to consume cash during the third quarter of fiscal 2004. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. We also are exploring alternatives for generating additional cash through financing transactions and dispositions of non-core assets.

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

As of December 26, 2003, future payments due under debt and lease obligations, including facilities vacated as part of our restructuring activities and excluding the benefit of contractual and estimated sublease income on our vacated facilities, are as follows (in thousands):

Fiscal year ended	2004	2005	2006	2007	2008	Thereafter	Total

10% loan payable to SGI Japan due December 2004 (payable in quarterly installments)	$9,921	$13,363	$—	$—	$—	$—	$23,284
5.25% Senior Convertible Notes due September 2004	—	3,849	—	—	—	—	3,849
6.50% Senior Secured Convertible Notes due June 2009	—	—	—	—	—	224,356	224,356
11.75% Senior Secured Notes due June 2009	—	—	—	—	—	2,386	2,386
6.125% Convertible Subordinated Debentures due February 2011	—	—	—	5,026	5,750	46,000	56,776

Non-cancelable operating leases	26,313	50,557	44,226	37,369	35,805	164,350	358,620
Total	$36,234	$67,769	$44,226	$42,395	$41,555	$437,092	$669,271

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

Product Warranties.  We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above.

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

We have recently introduced a number of new products, including the SGI Altix product family, but we cannot assure you they will achieve market acceptance.  In January 2003, we introduced the SGI Altix family of servers and superclusters based on the Intel® Itanium® 2 processor and the Linux® operating system, and we have continued to introduce additional products in the Altix line during fiscal 2004. Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers. There can be no assurance that this new product line will achieve market acceptance or provide significant incremental revenue. In July 2003, we introduced new highly scalable visualization products. Our ability to achieve future revenue growth will depend significantly on the market success of these products. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

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

We have been incurring losses and consuming cash in our operations and must reverse these trends and generate cash from other sources in fiscal 2004. We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At December 26, 2003, our principal sources of liquidity included unrestricted cash and marketable investments of $109 million, down from $141 million at June 27, 2003. We expect to continue to consume cash from operations in the third quarter of fiscal 2004. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. We also are exploring alternatives for generating cash through financing transactions and dispositions of non-core assets and will consider a range of alternatives in the event of a material revenue shortfall. See “Financial Condition.” If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

We may not be able to obtain additional capital when needed.  We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. This facility matures in April 2005, subject to acceleration upon various events of default. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and $10 million cash collateral. We also deposit additional cash when eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At December 26, 2003, this facility was secured by a total of $25 million cash collateral.  During the second quarter of fiscal 2004 we had a violation of a covenant that was administrative in nature for which we received a waiver of compliance.  We also obtained waivers of compliance with the covenants of the facility from the lenders in the first, third and fourth quarters of fiscal 2003. If we are not able to comply with the financial and other covenants of this facility or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.

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

Downward fluctuations in the price of our common stock may cause our common stock to be delisted.  On October 24, 2002 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than $1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. As of February 3, 2004, the 30-day trading average of our stock was $2.25. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

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

We may not be able to utilize a significant portion of our net operating loss and credit carryforwards.  We have generated a significant amount of net operating loss carryforwards due to prior period losses.  U.S. and State income tax laws limit the amount of these carryforwards a company can utilize upon a greater than 50% cumulative shift of stock ownership over a three year period.  The issuance of additional common stock, in financing transactions or on conversion of our outstanding convertible bonds such as the 2009 Senior Convertible Notes issued in December 2003, will count towards this cumulative ownership shift. There is a risk that our ability to use our existing carryforwards in the future could be limited, and not available to offset income tax liabilities from future profits.  This would have an effect our cash balances and liquidity, but would not reduce our income after taxes since any affected loss and credit carryforwards have been subjected to a valuation allowance in prior periods.

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

Item 4. Controls and Procedures.

(a)                                  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of December 26, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)                                  SGI held its Annual Meeting of Stockholders on December 16, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)                                 SGI’s Board of Directors is divided into three classes serving staggered terms of office. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. James A. McDivitt, Arthur L. Money and Anthony R. Muller were re-elected as Directors at the meeting.  The Directors whose terms of office continued after the meeting are Lewis S. Edelheit, Charles A. Steinberg, Robert M. White and Robert R. Bishop.

(c)                               The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, were as indicated.

1.                                       To elect three Class II Directors, each for a three-year term.

Class II Directors

James A. McDivitt:	For: 168,949,442	Withheld: 13,059,601

Arthur L. Money:	For: 169,180,289	Withheld: 12,828,754

Anthony R. Muller:	For: 168,432,449	Withheld: 13,576,594

2.                                       To approve an increase in the number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

For: 62,283,429	Against: 11,244,609	Abstain: 241,023	No Vote: 107,939,982

3.                                       To approve the issuance of up to 185,000,000 additional shares of common stock in connection with our exchange offer or other refinancing of our 5.25% Senior Convertible Notes due 2004.

For: 61,282,430	Against: 12,326,958	Abstain: 459,673	No Vote: 107,939,982

4.                                       To approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 500,00,000 to 750,000,000.

For: 161,154,620	Against: 20,426,493	Abstain: 427,930

5.                                       To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 25, 2004.

For: 174,600,249	Against: 6,830,756	Abstain: 578,038

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

10.25                     Amendment dated November 11, 2003, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 20, 2002.

10.26                     Amendment dated February 3, 2004, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 20, 2002.

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

(b)                                 Reports on Form 8-K.

A Form 8-K was filed on December 17, 2003 reporting the Company’s announcement of its new corporate headquarters and reporting the results of the Company’s annual shareholders’ meeting held on December 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2004	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)