Form 10-K/A
period 2003-06-27
SILICON GRAPHICS INC
filed 2004-02-27
CIK 802301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 27, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period to

Commission File Number 1-10441

SILICON GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2789662
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1500 Crittenden Lane, Mountain View, California 94043-1351
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
5 ¼% Senior Convertible Notes	New York Stock Exchange
6 ½% Senior Secured Convertible Notes	New York Stock Exchange
11 ¾% Senior Secured Notes	New York Stock Exchange

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

As of January 30, 2004, the registrant had 212,835,811 shares of Common Stock outstanding.

EXPLANATORY NOTE

Silicon Graphics, Inc. hereby amends Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended June 27, 2003 by deleting Item 15 from the original Form 10-K filing and restating it as follows.  This amendment is made to include exhibit 10.25 which was inadvertently omitted from the original filing.

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

Consolidated Statement of Operations—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

Consolidated Balance Sheets—June 27, 2003 and June 28, 2002

Consolidated Statements of Cash Flows—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

Consolidated Statements of Stockholders’ (Deficit) Equity—Years ended June 27, 2003, June 28, 2002 and June 30, 2001

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

2.                                       FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc.

Schedule	Description
II	Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

3.                                       EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1†	Restated Certificate of Incorporation of the Company.
3.2(12)	Bylaws of the Company, as amended.
4.1(8)	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee.
4.2(8)	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company)
4.3†	Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.
9.1(7)	Voting and Exchange Trust Agreement between the Company and Computershare dated June 15, 1995.
10.1(1)	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc.
10.2(2)	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc.
10.3(3)	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised)
10.4(10)*	Directors’ Stock Option Plan and form of Stock Option Agreement as amended as of April 23, 1997.
10.5(9)*	1985 Stock Incentive Program, as amended.
10.6(9)*	Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement.
10.7 (15)*	1993 Long-Term Incentive Stock Plan, as amended, and form of stock option agreement.
10.8(10)*	1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement.
10.9(12)*	1998 Employee Stock Purchase Plan.

10.10(5)*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994.
10.11(10)*	Addendum to the Non-Qualified Deferred Compensation Plan.
10.12(6)*	Alias Research Inc.’s 1994 Stock Plan and standard forms of Option Agreements.
10.13(7)*	Wavefront Technologies, Inc. 1990 Stock Option Plan with standard form of Option Agreement.
10.14(14)	Intellectual Property Security Agreement between the Company and Foothill Capital Corporation dated November 9, 2001.
10.15(14)	Loan Agreement between the Company, Silicon Graphics World Trade B.V. and SGI Japan, Ltd. as of November 2001 and related Pledge Agreement.
10.16*(14)	Letter Agreement between Warren Pratt and the Company, as amended as of November 2001.
10.17*(14)	Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001.
10.18(14)	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000.
10.19*(14)	Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001.
10.20(14)	Letter Agreement between Jeffrey Zellmer and the Company, as amended as of October 2001.
10.21*(14)	Letter Agreement between Sandra Escher and the Company, effective October 2001.
10.22(14)	Consulting Agreement between Arthur L. Money and Silicon Graphics, Inc. dated June 1, 2002.
10.23(16)	Amendment No 1. dated April 11, 2003, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 24, 2002.
10.24†

Amendment No 2. including Waiver dated September 17, 2003, to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 24, 2002.

10.25(14)	Amended and Restated Loan and Security Agreement among Silicon Graphics, Inc., Foothill Capital Corporation and Bank of America, N.A. dated September 24, 2002*
21.1†	List of Subsidiaries
23.1†	Consent of Ernst & Young LLP, Independent Auditors
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 29, 2003
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 29, 2003
31.3†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2003
31.4†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2003
31.5	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2004
31.6	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2004
32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

*                           This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

†                            Previously filed

(1)                    Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986.

(2)                    Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987.

(3)                    Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992.

(4)                    Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(5)                    Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(6)                    Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (No. 33-60215), which became effective June 14, 1995.

(7)                    Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (No. 33-60213), which became effective June 14, 1995.

(8)                    Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(9)                    Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the period ended June 30, 1996.

(10)              Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(11)              Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-4 (No. 333-32379), which became effective August 7, 1997.

(12)              Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(13)              Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(14)              Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended June 28, 2002.

(15)              Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(16)              Incorporated by reference to exhibits to the Company’s Form 8-K filed on April 21, 2003.

(b)  Reports on Form 8-K.  During the quarter ended June 27, 2003, we furnished or filed the following information:

A Form 8-K was filed on April 21, 2003 in connection with Regulation FD disclosures and the filing of exhibits relating to the announcement of the Company’s financial results for the quarter ended March 28, 2003 and the renewal of the Company’s asset based credit facility.

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

SILICON GRAPHICS, INC.

Dated: February 26, 2004	By:	/s/ SANDRA M. ESCHER
Sandra M. Escher Senior Vice President, General Counsel and Secretary