Form 10-Q
period 2004-03-26
SILICON GRAPHICS INC
filed 2004-05-10
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 26, 2004.

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

Yes  ☒    No  ☐

As of April 30, 2004 there were 261,040,072 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003

Product and other revenue	$132,025	$113,233	$398,774	$403,593
Service revenue	98,138	103,894	287,329	317,990
Total revenue	230,163	217,127	686,103	721,583

Costs and expenses:
Cost of product and other revenue	70,115	75,528	219,583	246,534
Cost of service revenue	55,532	61,118	156,413	182,929
Research and development	30,287	44,911	95,862	130,474
Selling, general and administrative	72,275	80,247	220,719	241,110
Other operating expense (1)	8,643	3,200	45,865	17,461
Total costs and expenses	236,852	265,004	738,442	818,508

Operating loss	(6,689)	(47,877)	(52,339)	(96,925)

Interest and other income (expense), net	538	(2,395)	(11,070)	(10,403)
Loss on extinguishment of tendered debt	—	—	(30,915)	—
Loss before benefit for income taxes	(6,151)	(50,272)	(94,324)	(107,328)

Income tax benefit	(2,060)	(15,285)	(4,936)	(14,272)

Net loss	$(4,091)	$(34,987)	$(89,388)	$(93,056)

Net loss per share - basic and diluted	$(0.02)	$(0.17)	$(0.41)	$(0.46)

Common shares outstanding - basic and diluted	229,743	201,990	216,782	200,805

(1)                                  Represents charges for estimated restructuring costs and asset impairments in each of the three and nine-month periods ended March 26, 2004 and March 28, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 26, 2004	June 27, 2003
	(unaudited)	(1)

Assets:
Current assets:
Cash and cash equivalents	$144,786	$140,836
Short-term marketable investments	1,285	440
Short-term restricted investments	33,117	35,298
Accounts receivable, net	128,336	133,166
Inventories	71,515	71,426
Prepaid expenses and other current assets	39,790	51,727
Total current assets	418,829	432,893

Restricted investments	905	1,430
Property and equipment, net	84,454	108,062
Other assets	103,367	107,469
	$607,555	$649,854

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$71,848	$76,507
Accrued compensation	39,791	38,916
Income taxes payable	19,464	22,666
Deferred revenue	156,215	149,434
Other current liabilities	90,380	109,147
Current portion of restructuring charge	23,535	17,840
Current portion of long-term debt	22,666	16,894
Total current liabilities	423,899	431,404

Long-term debt	265,280	291,956
Other liabilities	82,824	91,385
Total liabilities	772,003	814,745

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,550,409	1,467,798
Accumulated deficit	(1,689,589)	(1,606,049)
Treasury stock	(6,771)	(6,715)
Accumulated other comprehensive loss	(18,497)	(19,925)
Total stockholders’ deficit	(164,448)	(164,891)
	$607,555	$649,854

(1)                                  The balance sheet at June 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	March 26, 2004	March 28, 2003

Cash Flows From Operating Activities:
Net loss	$(89,388)	$(93,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,847	72,630
Amortization of premium on 6.50% Senior Secured Convertible Notes	(5,975)	—
Loss on sale of real estate	—	4,687
Non-cash loss on extinguishment of tendered debt	30,915	—
Non-cash asset impairment charges	3,009	1,051
Non-cash interest expense on induced conversion of debt	3,089	—
Other	1,954	(464)
Changes in operating assets and liabilities:
Accounts receivable	4,830	55,744
Inventories	(3,056)	15,009
Accounts payable	(4,659)	(6,603)
Accrued compensation	875	(18,305)
Deferred revenue	6,781	(17,537)
Other assets and liabilities	(24,945)	(51,060)
Total adjustments	76,665	55,152
Net cash used in operating activities	(12,723)	(37,904)

Cash Flows From Investing Activities:
Proceeds from sale of real estate and fixed assets	10,615	6,432
Purchases of marketable investments	(883)	(449)
Proceeds from the maturities of marketable investments	38	4,857
Purchases of restricted investments	(76,410)	(165,704)
Proceeds from the maturities of restricted investments	79,365	159,413
Capital expenditures	(15,413)	(14,163)
Increase in other assets	(13,538)	(19,929)
Net cash used in investing activities	(16,226)	(29,543)

Cash Flows From Financing Activities:
Payments of debt principal	(13,335)	(6,615)
Payments of debt issuance costs	(3,618)	—
Sale of SGI common stock	2,582	1,607
Net proceeds from sale of SGI common stock through private placement	47,270	—
Net cash provided (used in) financing activities	32,899	(5,008)
Net increase (decrease) in cash and cash equivalents	3,950	(72,455)
Cash and cash equivalents at beginning of period	140,836	213,302
Cash and cash equivalents at end of period	$144,786	$140,847

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

We have incurred net losses and negative cash flows from operations during each of the past four fiscal years. Our unrestricted cash and marketable investments at March 26, 2004 were $146 million, up from $141 million at June 27, 2003. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from operations will be sufficient to meet our financial obligations through at least the next twelve months.

2.                                      Stock-Based Compensation.

We have various stock-based compensation plans, which are more fully described in our 2003 Annual Report on Form 10-K. We have elected to continue to follow the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, for our stock-based compensation plans. No employee stock-based compensation cost is reflected in net loss (with the exception of restricted stock awards) during the periods presented in the table below, as all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003

Net loss-as reported	$(4,091)	$(34,987)	$(89,388)	$(93,056)
Additions:
Stock-based employee compensation expense included in net loss above	48	58	184	208
Deductions:
Stock-based employee compensation expense determined under fair value method for all awards	(1,144)	(1,683)	(3,442)	(6,777)
Pro forma net loss	$(5,187)	$(36,612)	$(92,646)	$(99,625)
Net loss per share—basic and diluted—as reported	$(0.02)	$(0.17)	$(0.41)	$(0.46)
Net loss per share—basic and diluted—pro forma	$(0.02)	$(0.18)	$(0.43)	$(0.50)

The pro forma information above may not be representative of the effects on potential pro forma results for future periods.

3.                                      Other Operating Expense.

We have substantially completed our execution of the fiscal 2000, fiscal 2001 and fiscal 2003 restructuring plans, with the exception of certain vacated leased facilities that have lease terms expiring through the end of fiscal 2010. Our obligations associated with these leases as of March 26, 2004 were approximately $7 million, $5 million and $2 million, respectively, net of aggregated estimated sublease income of approximately $3 million between the fiscal 2000 and fiscal 2001 plans. Estimated sublease income associated with the fiscal 2003 plan is negligible.

During the fourth quarter of fiscal 2003, we announced and began to implement additional restructuring activities (“fiscal 2004 restructuring plan”). These actions resulted in aggregate charges of $10 million and the elimination of approximately 320 positions across all levels and functions.

Severance payments and related charges of $9 million consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services. The remaining $1 million in charges was comprised of costs associated with third party contract cancellations, outside consulting services and vacating approximately 6,400 square feet of administrative facilities overseas, with lease terms expiring through fiscal 2004.  Estimated sublease income associated with these vacated facilities is negligible.

During the first nine months of fiscal 2004, we continued restructuring activities under the fiscal 2004 restructuring plan. These actions resulted in aggregate charges of $24 million and the elimination of approximately 475 positions across all levels and functions in the first quarter of fiscal 2004, aggregate charges of $13 million and the elimination of approximately 45 positions in the second quarter of fiscal 2004 and aggregate charges of $9 million in the third quarter of fiscal 2004. Severance payments and related charges of $15 million and $4 million in the first and second quarter of fiscal 2004, respectively, consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services.   Severance payments and related charges in the third quarter of fiscal 2004 were negligible. In the third quarter of fiscal 2004, we adjusted our estimate of severance payments and related charges under the fiscal 2004 restructuring plan by approximately $0.3 million, due to lower than originally estimated severance and related costs and reduced our estimate of facilities related payments by approximately $0.4 million due to the reassessment of tax obligations. As a result of fiscal 2004 restructuring activities and moving our headquarters as described below, we also wrote down approximately $3 million of fixed assets during the first nine months of fiscal 2004.  These write-downs included charges against leasehold improvements and associated furniture and fixtures held for disposal in the vacated buildings.

In the first quarter of fiscal 2004, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocate our headquarters to our nearby Crittenden Technology Center campus. This relocation was substantially completed during the third quarter of fiscal 2004.  Under this sublease arrangement, we recorded charges of $27 million through the first nine months of fiscal 2004 of which $21 million represented the fair value of the future net sublease loss component and $6 million represented other facility costs directly associated with this arrangement.   Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we are required to determine the fair value of future contractual obligations using our credit-adjusted risk-free interest rate at the point we cease to use the respective buildings.  As such, we have discounted the future remaining obligations for each building, which approximate $18 million.  We are also required to accrete this discounted estimated net sublease loss up to its undiscounted value of $70 million from the respective cease-use dates to the end of the lease terms ending in fiscal 2013. During the second and third quarters of fiscal 2004, we increased the fiscal 2004 restructuring accrual related to our headquarters relocation by $22 million and $14 million, respectively, by reclassifying to restructuring a previously recorded deferred gain associated with our old Amphitheatre Technology Center campus headquarters that was included in other liabilities.

The relocation of our Mountain View, California headquarters, which is now substantially completed, is expected to result in a net reduction in our facilities occupancy costs of approximately $14 million to $17 million per year beginning in fiscal 2005. Beginning in fiscal 2004, we began to record annual accretion expense, as noted above, which will approximate $1 million to $8 million through fiscal 2013.  The cash impact of these charges will be spread over the term of the sublease and we expect that the restructuring of these facilities will result in approximately $75 million in cash savings over that same period.

The remaining restructuring accrual balance of approximately $66 million at March 26, 2004 includes $1 million in severance obligations, $1 million of other restructuring related liabilities and $64 million of facility-related liabilities, net of estimated sublease income of $95 million. Approximately $1 million for severance and related charges and $1 million for other restructuring-related charges will be paid in the fourth quarter of fiscal 2004 and approximately $64 million, net, will be paid through fiscal 2013 for vacated facilities related expenditures.

The following table depicts the restructuring and impairment activity during the first nine months of fiscal 2004 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other	Impairment Charges	Total

Balance at June 27, 2003	$7,191	$13	$24,648	$—	$—	$31,852
Additions—fiscal 2004 restructuring and impairment	14,640	234	4,134	4,014	1,714	24,736
Adjustments:
Decrease non-cash	(500)	—	—	—	—	(500)
Expenditures:
Cash	(10,645)	(247)	(3,604)	(467)	—	(14,963)
Non-cash	—	—	—	—	(1,714)	(1,714)
Balance at September 26, 2003	$10,686	$—	$25,178	$3,547	$—	$39,411
Additions—fiscal 2004 restructuring and impairment	3,596	407	9,416	1,143	827	15,389
Adjustments:
Decrease non-cash	(303)	—	(2,100)	—	—	(2,403)
Reclassification non-cash	—	—	22,403	—	—	22,403
Expenditures:
Cash	(10,137)	(407)	(5,062)	(613)	—	(16,219)
Non-cash	—	—	—	—	(827)	(827)
Balance at December 26, 2003	$3,842	$—	$49,835	$4,077	$—	$57,754
Additions—fiscal 2004 restructuring and impairment	292	—	8,182	433	467	9,374
Adjustments:
Decrease non-cash	(374)	—	(357)	—	—	(731)
Reclassification non-cash	—	—	14,058	—	—	14,058
Expenditures:
Cash	(2,721)	—	(7,452)	(3,373)	—	(13,546)
Non-cash	—	—	—	—	(467)	(467)
Balance at March 26, 2004	$1,039	$—	$64,266	$1,137	$—	$66,442

The total amount of severance and related charges, cancelled contracts, facilities and other charges for each reportable segment incurred during the third and fourth quarters of fiscal 2003 and the first nine months of fiscal 2004, the cumulative amounts incurred to date and the total amount of costs expected to be incurred in connection with our restructuring plans are presented below (in thousands):

Category	Servers	Workstations	Global Services	Total

Fiscal 2003 restructuring:
Costs incurred to date: (1)
Severance and Related Charges	$5,287	$2,212	$5,623	$13,122
Canceled Contracts	69	28	73	170
Vacated Facilities	77	32	81	190
Total fiscal 2003	$5,433	$2,272	$5,777	$13,482

(1) Cost incurred to date closely approximate total costs expected to be incurred

Fiscal 2004 restructuring:
Costs incurred to date:
Severance and Related Charges	$7,893	$1,874	$7,758	$17,525
Canceled Contracts	291	75	275	641
Vacated Facilities	9,942	2,339	9,452	21,733
Other	2,524	595	2,472	5,591
Impairment Charges	1,363	322	1,323	3,008
Total first nine months of fiscal 2004	$22,013	$5,205	$21,280	$48,498

Cumulative at March 26, 2004	$27,446	$7,477	$27,057	$61,980

Estimated future costs to be incurred under the 2004 restructuring plan:
Severance and Related Charges	$439	$86	$425	$950
Vacated Facilities	21,995	5,940	20,136	48,071
Total costs to be incurred in future periods	$22,434	$6,026	$20,561	$49,021

Total costs expected to be incurred	$49,880	$13,503	$47,618	$111,001

4.                                      Inventories.

(In thousands)	March 26, 2004	June 27, 2003

Components and subassemblies	$29,194	$39,939
Work-in-process	14,092	8,897
Finished goods	13,047	12,000
Demonstration systems	15,182	10,590
Total inventories	$71,515	$71,426

5.                                      Property and Equipment.

(In thousands)	March 26, 2004	June 27, 2003

Property and equipment, at cost	$507,462	$576,330
Accumulated depreciation and amortization	(423,008)	(468,268)
Property and equipment, net	$84,454	$108,062

In September 2003, we completed the sale of our manufacturing facility in Cortaillod, Switzerland for approximately $11 million and this transaction is the primary contributor of the decline in property and equipment from June 27, 2003 aside from normal depreciation and recurring activity.

6.                                      Other Assets.

(In thousands)	March 26, 2004	June 27, 2003

Spare parts	$35,764	$44,505
Investments	19,704	20,655
Software licenses, goodwill and other	47,899	42,309
	$103,367	$107,469

7.                                      Financing Arrangement.

We currently have an asset-based credit facility that matures in April 2005. This facility is also subject to acceleration upon various events of default. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. Generally, we do not use this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full borrowing capacity under this line to secure $49 million in outstanding letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.25% at March 26, 2004) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our outstanding letters of credit. At March 26, 2004, the credit facility was secured by a total of $23 million cash collateral, which is included as a component of Short-term Restricted Investments. The credit facility contains financial and other covenants. During the third quarter of fiscal 2004 we violated the minimum $50 million cash requirement covenant for which we received a waiver of compliance. During the second quarter of fiscal 2004 we had one violation of a covenant that was administrative in nature for which we received a waiver of compliance. We also obtained a waiver of compliance with the covenants of the predecessor to this facility from the lender in the first, third and fourth quarters of fiscal 2003. In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital position.

8.              Equity Issuances

On February 17, 2004, we sold 18,181,818 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $50 million ($2.75 per share) to certain institutional investors in a private placement transaction. The proceeds, net of associated costs of approximately $3 million, are expected to be used for general working capital purposes.

 On February 19, 2004, we also issued 959,520 shares of our common stock to certain of these institutional investors in connection with their conversion of $24 million aggregate principal amount of our 6.50% Senior Secured Convertible Notes due June 2009 into 19,190,400 common shares. In accordance with FAS 84, “Induced Conversion of Convertible Debt”, we recorded approximately $3 million in non-cash interest expense representing the fair market value of the additional 959,520 shares of common stock issued.

9.                                      Debt

(In thousands)	March 26, 2004	June 27, 2003

Senior Secured Convertible Notes due June 1, 2009 at 6.50%, including unamortized premium of $24,458	$213,609	$—
Convertible Subordinated Debentures due February 1, 2011 at 6.125%, net of unamortized discount of $7,509 ($8,097 at June 27, 2003)	49,267	48,679
Japanese Yen fixed rate loan due in quarterly installments through December 31, 2004 at 10.00%	18,817	29,563
Senior Convertible Notes due September 1, 2004 at 5.25%	3,849	230,591
Senior Secured Notes due June 1, 2009 at 11.75%	2,386	—
Other	18	17
	287,946	308,850
Less amounts due within one year	(22,666)	(16,894)
Amounts due after one year	$265,280	$291,956

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes due 2009 (the “Senior Secured Convertible Notes”) and $2 million of 11.75% Senior Secured Notes due 2009 (the “Senior Secured Notes”) for 98% of our existing 5.25% Senior Convertible Notes due in September 2004 (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share.  The earliest our Senior Secured Convertible Notes are redeemable at our option is the beginning of December 2005.  During calendar 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption.  Thereafter, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount.  The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption beginning in June 2004 at 104% of the principal amount.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the Nasdaq National Market.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 7 to the Condensed Consolidated Financial Statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million, recorded in the second quarter of fiscal 2004 primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt.  The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the Notes.   Also included in the $31 million loss was a write-off of $0.4 million in debt issuance costs associated with the extinguished debt.

In the third quarter of fiscal 2004, approximately $35 million of our principal amount Senior Secured Convertible Notes were converted, resulting in the issuance of approximately 28 million shares of common stock, including approximately 19 million shares related to our induced conversion transaction further described in Note 8. The unamortized premium on our Senior Secured Convertible Notes was also reduced by $6 million, of which approximately $1 million was due to regular amortization and $5 million resulted from debt conversions.

The remaining 2004 Senior Notes are convertible into shares of common stock at a conversion price equal to $18.70 per share. The 2004 Senior Notes are redeemable at our option at 100% of the principal amount. The 2004 Senior Notes are redeemable at the holder’s option in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market.  In the first quarter of fiscal 2004, the 2004 Senior Notes were reclassified from long-term to short-term, reflecting their September 2004 maturity date.  In December 2003, we successfully completed an exchange offer for 98% of the 2004 Senior Notes as noted above and approximately $4 million aggregate principal amount not tendered for exchange remained outstanding at March 26, 2004.

In connection with the fiscal 1996 acquisition of Cray Research Inc., we assumed the 6.125% Convertible Subordinated Debentures due 2011.  These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with face values of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of approximately $5 million in fiscal 2007 and approximately $6 million each from fiscal 2008 to 2010 are scheduled, with a final maturity payment of approximately $35 million in 2011.

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

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.   We had no outstanding performance guarantees at March 26, 2004 that are subject to the disclosure requirements of FIN 45.

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

The following table discloses our maximum potential obligations under guarantees as of March 26, 2004:

(In thousands)	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial guarantees	$52,653	$52,653
Indemnifications	647	632
Total	$53,300	$53,285

The following table depicts product warranty activity during the first nine months of fiscal 2004 and 2003:

(In thousands)	2004	2003

Product warranty beginning balance	$6,711	$8,958
New warranties issued	7,500	7,758
Warranties paid	(8,159)	(10,232)
Changes in warranty rate estimates	(1,310)	—
Product warranty ending balance	$4,742	$6,484

11.                               Loss Per Share.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003

Net loss available to common stockholders	$(4,091)	$(34,987)	$(89,388)	$(93,056)

Weighted average shares outstanding - basic and diluted (1)	229,743	201,990	216,782	200,805

Net loss per share - basic and diluted	$(0.02)	$(0.17)	$(0.41)	$(0.46)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive (2)	165,822	18,545	90,070	17,264

(1)                                  The increase in weighted average shares outstanding in the three- and nine-month periods ended March 26, 2004 is primarily the result of approximately 47 million non-weighted shares issued in conjunction with our private placement transaction (18 million shares), the conversion of our 2009 6.50% Senior Notes and related stock consideration (20 million shares) and other conversions of these same 2009 6.50% Senior Notes (9 million shares). The weighting of these shares is based on the timing of these transactions within the quarter.

(2)                                  The increase in potentially dilutive securities in the three- and nine-month periods ended March 26, 2004 is primarily the result of approximately 151.3 and 81.5 million weighted shares, respectively, (151.3 million shares non-weighted) associated with the convertible feature of our new 6.50% Senior Secured Convertible Notes.

12.                               Comprehensive Loss.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003

Net loss	$(4,091)	$(34,987)	$(89,388)	$(93,056)
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	434	155	184	1,431
Foreign currency translation gain adjustments	103	176	1,244	17
Comprehensive loss	$(3,554)	$(34,656)	$(87,960)	$(91,608)

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	March 26, 2004	June 27, 2003

Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(197)	$(381)
Foreign currency translation adjustments	(18,300)	(19,544)
Accumulated other comprehensive loss	$(18,497)	$(19,925)

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

SGI has three reportable segments: Servers, Workstations and Global Services.  Based on how our Chief Executive Officer reviews the business, reportable segments were derived based on factors such as customer base, homogenuity of products, technology, delivery channels and other factors.  Effective for fiscal 2004, we removed our prior generations of workstations, graphics systems and high-performance servers included in the Remarketed Products Group from the Server and Workstations segments after reassessment of factors such as economic characteristics, homogeneity of products, technology and other factors.  The Remarketed Products Group does not meet the quantitative thresholds required for separate disclosure and is included in “Other” in the reconciliation of reported revenue and operating profit. Prior year amounts have been reclassified to conform to current year presentation.

The Server segment’s current products include visualization systems, high-performance servers and integrated storage solutions. The Server segment’s systems include the SGI® Onyx® family of graphics systems, the SGI® InfiniteStorage line of storage solutions and the SGI® Altix® and Origin® families of high-performance servers. Our servers are high-performance supercomputing systems designed for technical computing applications. Our servers are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Servers	Workstations	Global Services	Servers	Workstations	Global Services
March 26, 2004:
Revenue from external customers	$92,832	$18,244	$89,883	$272,969	$63,606	$261,788
Segment (loss) profit	$(10,339)	$(16,336)	$25,521	$(44,766)	$(47,143)	$77,104

March 28, 2003:
Revenue from external customers	$64,853	$28,536	$95,857	$225,907	$105,643	$294,725
Segment (loss) profit	$(46,939)	$(24,680)	$24,131	$(114,924)	$(56,423)	$80,035

Reconciliation to SGI as reported (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Revenue:
Total reportable segments	$200,959	$189,246	$598,363	$626,275
Other	29,204	27,881	87,740	95,308
Total SGI consolidated	$230,163	$217,127	$686,103	$721,583

Operating loss:
Total reportable segments	$(1,154)	$(47,488)	$(14,805)	$(91,312)
Other	3,108	2,811	8,332	11,848
Other operating (expense) income	(8,643)	(3,200)	(45,866)	(17,461)
Total SGI consolidated	$(6,689)	$(47,877)	$(52,339)	$(96,925)

14.                               Recent Accounting Pronouncements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Originally the provisions of Interpretation No. 46 were effective immediately for all variable interests in variable interest entities created before February 1, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. In October 2003, the FASB agreed to a broad-based deferral of Interpretation 46 for public companies until the end of periods ending after December 15, 2003.  In December 2003, the FASB again deferred the effective date of the Interpretation’s provisions and agreed to a revised model for adoption allowing differing effective dates based on certain factors. The adoption of Interpretation 46 (as revised in December 2003) did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures. If we enter into any such arrangement with a variable interest entity in the future, and we are the primary beneficiary, our consolidated financial position or results of operations could be impacted.

15.                               Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. This process was essentially completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through

1999 and proposed certain adjustments. In February 2004, we reached agreement regarding these adjustments and believe that adequate amounts have been provided for the agreed adjustments.

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

On September 30, 2003, a lawsuit captioned FuzzySharp Technologies Incorporated v. Silicon Graphics, Inc. alleging patent infringement by an SGI workstation product was filed by FuzzySharp in the United States District Court for the Northern District of California, Civil Action No. C 03-4404 JCS.  The parties have agreed in principle on a resolution to this litigation and expect it to be dismissed in the fourth quarter of fiscal 2004.  This resolution is not expected to have a material impact on our financial condition, results of operations or liquidity.

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

16.                               Subsequent Event.

On April 15, 2004, we announced that we had reached a definitive agreement for the sale of our Alias graphics software business to Accel-KKR, a technology-focused private equity investment firm for a purchase price of $57.5 million in cash, subject to closing adjustments. The transaction is subject to customary closing conditions and is expected to close during the fourth quarter of fiscal 2004. We  currently expect to realize approximately $50 million in pre-tax net proceeds after taking into account  working capital requirements of the Alias business as well as transaction costs.  As a result of this transaction, all employees of Alias, approximately 430, will transfer to the new independent Alias business at closing. Given the likely sale of Alias, our operating results for all periods presented in our 2004 Annual Report on Form 10-K will reflect the results of the Alias business, up to the closing date, as a discontinued operation.  Subsequent to the closing of this transaction Alias will be a fully independent company and will not be reflected in our financial results.

Following is a summary of the estimated assets and liabilities held for sale at March 26, 2004, adjusted as specified in the purchase agreement:

(in millions)

Cash and short-term investments	$6.9
Accounts receivable, net	16.7
Other current assets	2.1
Property and equipment, net	3.9
Other assets	0.7
Short-term deferred revenue	(15.9)
Other accrued liabilities	(10.5)

$3.9

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

Overview

We are a leading provider of products and services for high-performance computing, storage and visualization.  We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products that enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage in their markets.  We also offer a range of services and solutions, including professional services, Reality Center immersive visualization centers, customer support and education.  These products and services are targeted primarily towards five market segments: Government and Defense, Science, Manufacturing, Energy and Media.

We have incurred net losses and negative cash flows from operations for the past several years.  During this time we have been engaged in a multifaceted turnaround process including the following key elements:

Repositioning SGI as a leader in supplying high performance systems based on the Intel Itanium processor and Linux operating system, while managing a long-term decline in sales of our traditional MIPS processor and IRIX operating system-based products.  While our target markets have not changed, this has required a refocusing of our research and development investments.  Our Altix product family of Intel/Linux based systems, introduced in January 2003, currently has revenues approximately equal to those from our traditional Origin server family.  It is important to our success that our Altix revenues grow more rapidly than the expected continued decline of our MIPS/IRIX revenues.

Reducing our expenses to levels commensurate with our current revenues.  We have reduced our total costs and expenses from $334 million in the quarter ended March 29, 2002 to $265 million in the quarter ended March 28, 2003 and further to $237 million in the quarter ended March 26, 2004, as a result of restructuring actions including headcount reductions and facility closures.  These actions as well as improved business processes have also enabled us to retain relatively high gross margins for our industry (45.4% for the quarter ended March 26, 2004).

Eliminating non-core assets and businesses.  We have focused our investments on the core elements of our business and have sought to generate cash from the sale of non-core businesses, fixed assets and intellectual property.  On February 11, 2004, for example, we announced that we were considering the sale of our Alias graphics application software business and on April 15, 2004, we announced that we had reached a definitive agreement to sell this business in a transaction that we expect will yield approximately $50 million in pre-tax cash proceeds.

Strengthening our balance sheet and liquidity.  During the quarter ended December 26, 2003 we completed an exchange offer under which we issued $226 million principal amount in senior secured notes due 2009 in exchange for notes that would otherwise have matured in September 2004.  During the quarter ended March 26, 2004 we completed a private placement of common stock yielding net proceeds of $47 million.  At March 26, 2004 we had cash and equivalents and unrestricted marketable investments of $146 million.

Results of Operations

	Three Months Ended		Nine Months Ended
(Numbers may not add due to rounding) (In millions, except per share amounts)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Total revenue	$230	$217	$686	$722
Cost of revenue	126	137	376	429
Gross profit	105	80	310	292
Gross profit margin	45.4%	37.1%	45.2%	40.5%
Total operating expenses	111	128	362	389
Operating loss	(7)	(48)	(52)	(97)
Interest and other income (expense), net	1	(2)	(11)	(10)
Loss on extinguishment of tendered debt	—	—	(31)	—
Loss before benefit for income taxes	(6)	(50)	(94)	(107)
Net loss	$(4)	$(35)	$(89)	$(93)
Net loss per share - basic and diluted	$(0.02)	$(0.17)	$(0.41)	$(0.46)

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

Revenue for the third quarter of fiscal 2004 increased $13 million or 6% compared with the corresponding period of fiscal 2003 primarily due to strong growth in our Server business, predominately with our SGI Altix family of high-performance servers.  Revenue for the first nine months of fiscal 2004 decreased $35 million or 5% compared with the corresponding period of fiscal 2003, as growth in sales of our recently introduced Altix servers and our integrated storage solutions was insufficient to offset continued declines in our traditional UNIX workstations and services. See “Risks That Affect Our Business.”

The following table presents total revenue by reportable segment:

	Three Months Ended		Nine Months Ended
(Numbers may not add due to rounding) (In millions, except per share amounts)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Servers	$93	$65	$273	$226
% of total revenue	40%	30%	40%	31%
Workstations	$18	$28	$64	$106
% of total revenue	8%	13%	9%	15%
Global Services	$90	$96	$262	$295
% of total revenue	39%	44%	38%	41%
Other	$29	$28	$87	$95
% of total revenue	13%	13%	13%	13%

Server revenue (which includes visualization systems, high-performance servers and integrated storage solutions) for the third quarter and first nine months of fiscal 2004 increased $28 million or 43% and $47 million or 21%, respectively, compared with the corresponding periods of fiscal 2003 primarily due to increased sales of high-performance servers and integrated storage solutions, offset in part by a decline in sales of our visualization systems.  During the third quarter of fiscal 2004 sales of our Altix servers surpassed sales of our Origin servers for the first time since the introduction of the Altix servers in the second quarter of fiscal 2003. High-performance server volumes increased in both the third quarter and first nine months of fiscal 2004 compared with the corresponding periods of fiscal 2003. Although our Altix family of servers is sold at a lower price point than the Origin family of servers, a shift in mix to higher-end configurations of both the Origin family of servers since the fourth quarter of fiscal 2003 and the Altix family of servers since the beginning of fiscal 2004 resulted in an increase in server revenue. Integrated storage solutions revenue for the third quarter of fiscal 2004 compared with the corresponding period of fiscal 2003 increased primarily due to sustained volume growth, offset in part by a shift in product mix to lower-end storage solutions with lower average selling prices.  Despite increased sales volume in both the third quarter and first nine months of fiscal 2004 compared with the corresponding periods of fiscal 2003, a significant decline in the average selling price of high-end visualization systems resulting from a shift in mix from the higher-end visualization systems to the lower-end visualization systems with a lower average selling price contributed to the decline in visualization system revenue.

Workstation revenue for the third quarter and first nine months of fiscal 2004 decreased $10 million or 36% and $42 million or 40%, respectively, compared with the corresponding periods in fiscal 2003.  The decrease in both periods was primarily attributable to the continuing decline in the overall UNIX market. The decline for both the third quarter and first nine months of fiscal 2004 compared with the corresponding periods of fiscal 2003 reflected substantially reduced volumes as we approach the end of life on both the Silicon Graphics O2® and Silicon Graphics Octane® families of visual workstations.  Declines in workstation revenue due to reduced volume were partially offset by an increase in average selling prices.  The overall workstation product mix shifted from the lower-end workstations such as the O2 and Fuel in fiscal 2003 to higher-priced workstations such as the Octane and SGI Tezro visual workstation in fiscal 2004.  Additionally, the mix of Tezro workstations sold was comprised of more high-end configurations, further increasing the overall average selling prices.

Global Services revenue is comprised of hardware and software support and maintenance and professional services. Global Services revenue for the third quarter and first nine months of fiscal 2004 decreased $6 million or 6% and $33 million or 11%, respectively, compared with the corresponding periods in fiscal 2003. The decline for both the third quarter and first nine months of fiscal 2004 compared with the corresponding periods of fiscal 2003 was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting lower system sales volumes in recent periods. Professional services revenue, which includes third party product and SGI consulting services, increased by 3% in the third quarter while decreasing 13% for the first nine months of fiscal 2004 compared with the corresponding periods of fiscal 2003.  The growth of professional services revenue in the third quarter of fiscal 2004 compared with the corresponding period in fiscal 2003 was primarily due to growth in consulting revenues.  The decrease in the first nine months of fiscal 2004 compared to the corresponding period in fiscal 2003 is principally due to the same factors influencing the decline in total Global Services revenue.

Other revenue is generally comprised of our operating units that are not reportable segments, including the product and service revenue of our application software subsidiary, Alias, and revenue associated with prior generations of workstations, graphics systems and high-performance servers available through our Remarketed Products Group. Other revenue for the third quarter of fiscal 2004 increased $1 million or 5% and decreased  $7 million or 8% for the first nine months of fiscal 2004 compared with the corresponding periods in fiscal 2003.  The increase in other revenue for the third quarter of fiscal 2004 compared with the corresponding period in fiscal 2003 was primarily attributable to revenue generated by Alias.  The revenue decline for the first nine months of fiscal 2004 compared with the corresponding period of fiscal 2003 was primarily due to a reduction in revenue from our Remarketed servers, which was partially offset by increased revenue from Alias.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended		Nine Months Ended
Area	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Americas	$141	$129	$433	$451
Europe	61	58	172	176
Rest of World	28	30	81	95
Total revenue	$230	$217	$686	$722

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
Area	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Americas	61%	60%	63%	63%
Europe	27%	27%	25%	24%
Rest of World	12%	13%	12%	13%

Geographic revenue as a percentage of total revenue in the third quarter and first nine months of fiscal 2004 compared with the corresponding periods in fiscal 2003 remained relatively consistent.

Our consolidated backlog at March 26, 2004 was $88 million, down from $140 million at June 27, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. From a geographic perspective backlog decreased for all geographic regions reported. From a segment standpoint, the decrease was noted across all reportable segments.  The majority of the decline was noted in the Origin family of servers, which is consistent with the revenue trend noted above as well as a decline in our Altix Backlog as we satisfied pent up demand associated with a new product introduction.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services.

Gross margin for the third quarter and the first nine months of fiscal 2004 increased from 37.1% to 45.4% and from 40.5% to 45.2%, respectively, compared with the corresponding periods of fiscal 2003. Product and other gross margin for the third quarter and first nine months of fiscal 2004 improved 13.6 and 6.0 percentage points, respectively, compared with the corresponding periods of fiscal 2003.  Revenue for the third quarter and first nine months of fiscal 2004 included $3 million in non-recurring licensing and royalty revenue from the termination of a contractual agreement accounting for 1.3  and 0.5 percentage points, respectively, of the increase. The remaining improvements in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 were primarily due to higher than average selling prices for the high-end configurations of Origin and Altix product families within our Server segment, higher average selling prices in our Workstation segment due to a shift in mix to higher-margin product configurations and improved manufacturing variances.  The improvement in the first nine months of fiscal 2004 compared with the corresponding period of fiscal 2003 is primarily due to a mix shift to higher margin product configurations for the Origin and Altix product families within our Server segment and within our Workstation segment.  Additionally, there have been significant cost savings in our manufacturing infrastructure including reduced warranty costs specifically related to our Altix servers due to lower failure rates. Service gross margins improved by 2.2 percentage points from 41.2% to 43.4% in the third quarter of fiscal 2004, and by 3.1 percentage points from 42.5% to 45.6% for the first nine months of fiscal 2004, compared with the corresponding period in fiscal 2003 in spite of declining revenues, due primarily to overall cost control measures.

Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Research and development	$30	$45	$96	$130
% of total revenue	13.2%	20.7%	14.1%	18.1%
Selling, general and administrative	$72	$80	$221	$241
% of total revenue	31.4%	37.0%	32.2%	33.4%
Other	$9	$3	$46	$17
% of total revenue	3.8%	1.5%	6.7%	2.4%

Operating Expenses (excluding Other Operating Expense). Operating expenses for the third quarter and first nine months of fiscal 2004 declined in absolute dollars 18% and 15%, respectively, and as a percentage of total revenue from 57.6% to 44.6% and from 51.5% to 46.1%, respectively, compared with the corresponding periods of fiscal 2003. The decline in all categories of operating expenses, in absolute dollars and as a percentage of revenue, is primarily due to lower headcount as a result of recent restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. As a result of restructuring actions and attrition, from the third quarter of fiscal 2003 through the third quarter of fiscal 2004, we have reduced our headcount associated with research and development by roughly 194 or 28% and headcount associated with our selling, general and administrative functions by approximately 555 or 23%. Also included in selling, general and administrative expense for the first nine months of fiscal 2004 is a $5 million partial reversal of an estimated employee benefit liability due to a modification in the benefit plan during the second quarter and a $5 million release of an estimated legal liability in the third quarter to reflect completion of the settlement process.

Other Operating Expense. Other operating expense for the first nine months of fiscal 2004 represented a $46 million charge for estimated restructuring and asset impairments. Specifically, we recorded $18 million in severance and related costs, $1 million in facilities restructuring and $27 million in costs associated with our Mountain View, California headquarters relocation. This relocation charge was comprised of $23 million in charges for vacated facilities and related charges and $3 million associated with the impairment of assets. Other operating expense for the first nine months of fiscal 2003 represented a $17 million charge for estimated restructuring costs associated with the fiscal 2003 restructuring plan. In the first nine months of fiscal 2003, we recorded $12 million in severance and related costs and $5 million in costs associated with vacating leased facilities worldwide. See Note 3 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

	Three Months Ended		Nine Months Ended
(In thousands)	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Interest expense	$(3,831)	$(5,956)	$(15,904)	$(18,360)
Investment gain (loss)	193	(235)	193	(505)
Foreign exchange gain (loss)	(154)	(160)	1,196	3,794
Miscellaneous (expense) income	3,892	1,276	2,020	949
Interest income	438	2,680	1,425	3,719
Interest and other income (expense), net	$538	$(2,395)	$(11,070)	$(10,403)

Loss on extinguishment of tendered debt	$—	$—	$(30,915)	$—

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net representing $1 million in income in the third quarter of fiscal 2004, improved from $2 million in expense in the third quarter of fiscal 2003. Interest expense was reduced primarily due to a $6 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes (see Note 9), offset in part by $3 million in interest expense associated with the induced conversion of a portion of these same convertible notes (see Note 8). Miscellaneous income  increased primarily due to the receipt of $2 million in settlement for terminating a contractual arrangement.  Interest income declined primarily due to a $2 million investment tax credit refund of interest in the third quarter of fiscal 2003 that did not recur in the corresponding period of fiscal 2004.   Interest and other income (expense), net representing $11 million in expense for the first nine months of fiscal 2004, increased from $10 million in expense or the first nine months of fiscal 2003.   The overall decline is principally attributable to the factors mentioned above coupled with a loss on our minority interest in SGI Japan and less favorable exchange rate fluctuations for the first quarter of fiscal 2004 compared with the corresponding period of fiscal 2003.

Loss on Extinguishment of Tendered Debt.   During the second quarter of fiscal 2004, we successfully completed an exchange offer for 98% of our 5.25% Senior Convertible Notes due to mature in September 2004. The exchange offer was accounted for as a debt extinguishment and resulted in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. Also included in the $31 million loss is a write-off of $0.4 million in debt issuance costs associated with the extinguished debt. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Taxes. Our net benefit for income taxes of $4.9 million for the first nine months of fiscal 2004 arose principally from the reassessment of our global tax exposures, and the refunds associated with certain U.S. and State income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions. Our net benefit for income taxes of $14 million for the first nine months of fiscal 2003 arose principally from a reduction in prior period tax contingencies in foreign jurisdictions, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

At March 26, 2004, unrestricted cash and cash equivalents and marketable investments totaled $146 million compared with $141 million at June 27, 2003. Also included in the balance sheet at March 26, 2004 and June 27, 2003 were approximately $34 million and $37 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from operations will be sufficient to meet our financial obligations through at least the next twelve months.

Operating activities used $13 million during the first nine months of fiscal 2004 compared with using $38 million during the corresponding period of fiscal 2003. To present cash flows from operating activities, net loss for the first nine months of fiscal year 2004 was adjusted for certain significant non-cash items, including a $31 million loss on the early extinguishment of tendered debt, $58 million in depreciation and amortization, $3 million in asset impairments associated with restructuring activities and $3 million in interest expense associated with the induced conversion of a portion of our 6.50% Senior Secured Convertible Notes. Net loss for the first nine months of fiscal 2003 was adjusted for $73 million in depreciation and amortization, a $5 million loss on the sale of certain real estate and $1 million in asset impairments associated with restructuring activities.

Negative operating cash flow in the first nine months of fiscal 2004 was partially attributed to approximately $45 million in cash payments for severance, contractual obligations, and vacated facilities related to our restructuring plans. These restructuring actions are expected to result in future cash outlays of approximately $115 million, about $10 million of which are expected to occur in the fourth quarter of fiscal 2004 and be funded from cash and cash equivalents. As a result of the workforce reduction implemented in the first nine months of fiscal 2004 we expect to save approximately $8 million in cost of goods sold and $48 million in operating expenses annually. Restructuring of operating facilities initiated in the first nine months of fiscal 2004 are projected to save us approximately $75 million over the next 10 years. The negative operating cash flows were partially offset by a decrease in accounts receivable attributable to lower revenue levels coupled with improved customer cash collections.

Investing activities, other than changes in available-for-sale and restricted investments, consumed $18 million in cash in the first nine months of fiscal 2004 and $28 million in cash during the first nine months of fiscal 2003. Principal investing activities in the first nine months of fiscal 2004 included $15 million of capital expenditures, increases in prepaid expenses associated with our new corporate headquarters, purchases of spares inventory to support new and existing products and other asset activity in the ordinary course of business, partially offset by $11 million net cash proceeds received from the sale of our facility in Cortaillod, Switzerland. Principal investing activities in the first nine months of fiscal 2003 consisted of increases in prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $14 million, offset in part by proceeds received from the sale of land.

The principal financing activity during the first nine months of fiscal 2004 was the sale of approximately 18 million shares of our common stock to certain institutional investors in a private placement transaction.  The transaction resulted in an aggregate purchase price of $50 million and net proceeds of $47 million. During the first nine months of fiscal 2004 and fiscal 2003 we also repaid $13 million and $7 million, respectively, of our debt. In the third quarter of fiscal 2004 we also paid approximately $4 million of debt issuance costs related to our 6.50% Senior Secured Convertible Notes and 11.75% Senior Secured Notes both due 2009.

At March 26, 2004, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $146 million. Based on our revenue outlook for the fourth quarter ending June 25, 2004 and the timing of various future payments, we expect to continue to consume cash during the fourth quarter of fiscal 2004. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. In the fourth quarter of fiscal 2004, we announced that we had reached a definitive agreement for the sale of our Alias graphics software business to Accel-KKR, a technology-focused private equity investment firm for a purchase price of $57.5 million in cash, subject to closing adjustments. The transaction is subject to customary closing conditions and is expected to close during the fourth quarter of fiscal 2004. We  currently expect to realize approximately $50 million in pre-tax net proceeds after taking into account  working capital requirements of the Alias business as well as transaction costs.

As of March 26, 2004, future payments due under debt and lease obligations, including facilities vacated as part of our restructuring activities and excluding the benefit of contractual and estimated sublease income on our vacated facilities, are as follows (in thousands):

Fiscal year ended	2004	2005	2006	2007	2008	Thereafter	Total

10% loan payable to SGI Japan due December 2004 (payable in quarterly installments)	$4,704	$14,113	$—	$—	$—	$—	$18,817
5.25% Senior Convertible Notes due September 2004	—	3,849	—	—	—	—	3,849
6.50% Senior Secured Convertible Notes due June 2009	—	—	—	—	—	189,151	189,151
11.75% Senior Secured Notes due June 2009	—	—	—	—	—	2,386	2,386
6.125% Convertible Subordinated Debentures due February 2011	—	—	—	5,026	5,750	46,000	56,776

Non-cancelable operating leases	12,153	50,557	44,226	37,369	35,805	164,350	344,459
Total	$16,857	$68,519	$44,226	$42,395	$41,555	$401,887	$615,438

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

Long-Term Investments.  We hold or have held investments in other companies, which are accounted for under either the cost method or equity method of accounting and we monitor these investments for indicators of impairment. Some of these investments could be in companies that are publicly traded and have volatile share prices, are subsidiaries of publicly traded companies for which valuation information is not readily available, while other investments could be in companies that are not publicly traded and therefore the fair value may be difficult to determine. Many of our investments in non-publicly traded companies represent emerging technology companies which are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon factors such as liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and the financial health of and specific prospects for the company.

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

Our success will require continued revenue growth for our recently introduced products, including the SGI Altix product family.  In January 2003, we introduced the SGI Altix family of servers and superclusters based on the Intel® Itanium® 2 processor and the Linux operating system, and we have continued to introduce additional products in the Altix line during fiscal 2004. Risks associated with this new product line include dependence on Intel in terms of price, supply, performance, and product roadmaps; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers. In July 2003, we introduced new highly scalable visualization products. Continued growth from these product families is especially important because revenues from our traditional MIPS and IRIX products have continued to decline.    Our ability to achieve future revenue growth will depend significantly on the market success of these products. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

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

We have been incurring losses and consuming cash in our operations.  We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At March 26, 2004, our principal sources of liquidity included unrestricted cash and marketable investments of $146 million, up slightly from $141 million at June 27, 2003. We expect to continue to consume cash from operations in the fourth quarter of fiscal 2004. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. See “Financial Condition.”

We may not be able to obtain additional capital when needed.  We have an asset-based credit facility that may be declared to be in default if we fail to meet certain financial and other covenants. This facility matures in April 2005, subject to acceleration upon various events of default. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and $10 million cash collateral. We also deposit additional cash when eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. At March 26, 2004, this facility was secured by a total of $23 million cash collateral. During the third quarter of fiscal 2004 we violated the minimum $50 million cash requirement covenant for which we received a waiver of compliance. During the second quarter of fiscal 2004 we had one violation of a covenant that was administrative in nature for which we received a waiver of compliance.  We also obtained waivers of compliance with the covenants of the predecessor to this facility from the lenders in the first, third and fourth quarters of fiscal 2003. If we are not able to comply with the financial and other covenants of this facility or there is a material adverse change impairing our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.

In the future, we may need to obtain additional financing to fund our business or repay our debt, and there can be no assurance that financing will be available in amounts or on terms acceptable to us. In addition, if funds are raised through incurring further debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock.

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

In addition, our increasing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We received a notice from SCO Group purporting to terminate as of October 14, 2003 our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable.  Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on SGI, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

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

Downward fluctuations in the price of our common stock may cause our common stock to be delisted.  On October 24, 2002 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than $1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. As of May 4, 2004, the 30-day trading average of our stock was $2.44. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

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

We may not be able to utilize a significant portion of our net operating loss and credit carryforwards.  We have generated a significant amount of U.S. net operating loss carryforwards due to prior period losses.  U.S. and State income tax laws limit the amount of these carryforwards a company can utilize upon a greater than 50% cumulative shift of stock ownership over a three year period.  The issuance of additional common stock, in financing transactions or on conversion of our outstanding convertible bonds such as the 2009 Senior Convertible Notes issued in December 2003, will count towards this cumulative ownership shift. There is a risk that our ability to use our existing carryforwards in the future could be limited, and not available to offset income tax liabilities from future profits.  This would have an effect on our cash balances and liquidity and would reduce our income after taxes.  This would not effect our future effective tax rate since any affected loss and credit carryforwards have been subjected to a valuation allowance in prior periods.

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

Item 4. Controls and Procedures.

(a)                                  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of March 26, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)                                 Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlines a process for identifying and resolving claims from members of the represented class. This process was essentially completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. In February 2004, we reached agreement regarding  these adjustments and believe that adequate amounts have been provided for the agreed adjustments.

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

On September 30, 2003, a lawsuit captioned FuzzySharp Technologies Incorporated v. Silicon Graphics, Inc. alleging patent infringement by an SGI workstation product was filed by FuzzySharp in the United States District Court for the Northern District of California, Civil Action No. C 03-4404 JCS.  The parties have agreed in principle on a resolution to this litigation and expect it to be dismissed in the fourth quarter of fiscal 2004.  This resolution is not expected to have a material impact on our financial condition, results of operations or liquidity.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

10.27                     Amendment dated February 6, 2004 to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 20, 2002.

10.28                     Amendment dated April 29, 2004 to the Amended and Restated Loan and Security between the Company and Foothill Capital Corporation and the Bank of America, N.A. dated September 20, 2002.

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

(b)                                 Reports on Form 8-K.

Forms 8-K were filed on February 11, 2004 and April 15, 2004 reporting the Company’s announcement of the intent to sell and the execution of a definitive agreement for the sale of its Alias graphics software business to Accel-KKR, a technology-focused private equity investment firm.

Forms 8-K were filed on February 20, 2004 and February 27, 2004 reporting the Company’s announcement of the sale of 18,181,818 shares of its common stock, par value $0.001 per share (the “Common Stock”), for an aggregate purchase price of $50 million to certain institutional investors in a private placement transaction. The Company also announced that in connection with this sale, these same investors would convert some of their convertible notes and were issued additional common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)