Form 10-K
period 2004-06-25
SILICON GRAPHICS INC
filed 2004-09-08
CIK 802301

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 25, 2004.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period to

Commission File Number 1-10441

SILICON GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2789662 (I.R.S. Employer Identification Number)

1500 Crittenden Lane, Mountain View, California 94043-1351
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
6 1/2% Senior Secured Convertible Notes	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 26, 2003 on the New York Stock Exchange, was approximately $226 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant's voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 27, 2004, the registrant had 262,234,265 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

        The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements about our business, objectives, financial condition and future performance that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements include, among others, statements relating to: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, the execution of restructuring plans or other steps we might take to improve our financial condition if we were to fall short of our operating plan, and the expected impact on our business of legal proceedings and government actions. Forward-looking statements can also be identified by words such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "potential" or "continue" and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from those expressed or implied in such statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection "Risks That Affect Our Business" in Part II, Item 7 of this Form 10-K. SGI assumes no obligation to publicly revise or update any forward-looking statements for any reason, whether changes occur as a result of new information, future events, changed assumptions or otherwise.

ITEM 1. BUSINESS

General

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and associated software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages. We also offer a range of services and solutions, including professional services, customer support and education. These products and services are targeted primarily towards five market segments: Defense and Security; Science and Research; Manufacturing; Energy; and Media.

Business Strategy

        For more than 20 years, Silicon Graphics systems have enabled discovery and innovation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. Our business strategy is based on a unique focus on technical computing and helping our customers to solve their most demanding problems. This strategy requires that we maintain industry leadership with our products and services and provide highly differentiated value to our customers. Accordingly, the core elements of our strategy are:

  •
  Systems designed specifically for technical computing.    SGI builds its products from commodity components specifically to meet the needs of scientists, engineers and creative professionals. We design our systems to support processing and visualizing massive amounts of data as well as sharing that data with others remotely or in a collaborative environment. We also design our systems to be able to scale. For instance, customers can start with as few as 2 or 4 processors and grow that system to as many as 1,024 processors in a single computer and then cluster those systems together to create systems that are among the most powerful supercomputers in the world. Similarly, our systems support increasing the system memory to configurations as high as 13 terabytes in a single system, all of which can be accessed by all processors—even if the memory is not local to the processor. This capability, called "Global Shared Memory," enables large technical problems to be solved more rapidly than on clusters of small systems where the memory is fragmented. This strategic approach to scalability also extends to our visualization platforms, whereby customers can have as many as 34 graphics pipes on one computer, substantially increasing the amount of data they can visualize at one time. Scalability across our product lines is important to our customers because it enables extraordinary performance.

  •
  Leading-edge innovation.    For more than two decades, Silicon Graphics has stood for innovation in computer technology. Being at the forefront of high-performance computing, storage and visualization is core to our strategy, and accordingly we invest a significant portion of our revenue in research and development, more than 13% in fiscal 2004. Over the last 22 years, SGI has introduced many important innovations to the world, including OpenGL®, one of the earliest RISC workstations, the first scalable NUMA system as well as the first video on demand systems and work that led to the first storage area networks.

  •
  Support of industry standards.    Over the last few years, SGI has made a strategic shift to embrace open standards for core elements of our new generation products, while continuing to focus our proprietary component technology development to deliver differentiated features and performance to our customers. This shift to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price-performance of today's best-of-breed components, such as commodity DRAMS and the Intel® Itanium® family of processors. Second, it enables SGI to leverage the research and development of Intel and the Linux community and therefore to focus our resources on systems architecture, storage management and visualization capabilities, all of which we believe are differentiated in important respects in the marketplace. Third, our support of industry standards such as the Linux® operating system enables SGI to assimilate easily into standards-based IT environments.

  •
  Direct engagement with our customers.    Silicon Graphics benefits greatly from its close association with its customers, who are often among the leading experts in their fields. Many of the world's preeminent scientists and engineers are enthusiastic users of SGI products and services, and we maintain a program of regular contact and technical discourse. In addition to the sponsorship of many industry conferences and forums around the world, SGI engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes many of the world's supercomputing elite. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach and we consider this close association to be a core part of our ongoing strategy.

  •
  Vertical focus.    SGI is primarily focused on five vertical markets: Defense and Security; Science and Research; Manufacturing; Energy; and Media. Our vertical expertise is a differentiating factor for our company and we offer a host of value-add consulting, integration and professional services to our customers in these markets. We regularly hire experts from these targeted industries and work directly on-site with customers as team-members. Additionally, many of our engineering and service staff hold security clearances.

  •
  Investing in ISV and reseller relationships.    SGI depends on a strong ecosystem of software, hardware and reselling partners. We have invested in a worldwide global developer program for independent software vendors, including porting and benchmarking help, direct interaction with our engineering staff and sales and marketing resources. We understand that our success is dependent on their success. We also engage in a variety of programs with OEM and reselling partners, who bring our technologies to a variety of customers not serviced directly by our own sales force. Investment in developing reseller channels and in software application partners joint marketing is a key strategy for us in Fiscal 2005.

Products

        SGI® systems are designed specifically to meet the needs of the scientific, technical and creative marketplaces. SGI systems are based on either the Linux operating system and Intel Itanium 2 microprocessors or on the IRIX® operating system, which is a proprietary enhanced version of UNIX® and MIPS® RISC microprocessors. Both the Intel/Linux-based and MIPS/IRIX-based product lines feature SGI's innovative SGI NUMAflex™ memory interconnect architecture and provide unique levels of performance and scalability to our customers.

        Scalable Servers    The SGI® Altix™ family of servers, clusters, and supercomputers includes the Altix® 3000 and Altix® 350 series of systems. The Altix family features the Linux operating system, as well as SGI NUMAflex, which enables customers to configure systems to meet their unique needs by constructing systems of modular components or "bricks". These bricks can be CPU, storage, or input/output ("I/O") components, which can be configured into the final system. The modularity of the NUMAflex approach enables the computer system to meet the exact requirements of the customer, while maintaining optimum flexibility in meeting changing needs over time. Altix systems achieve high performance through the combination of the proven NUMAflex approach and the power of up to 512 Itanium 2 processors running a single operating system and up to 1,024 processors in a shared-memory supercluster. Altix systems can further be brought together in clusters to create twenty node supercomputers of 10,240 processors or more that are among the most powerful in the world today.

        The SGI® Origin® family of high-performance servers includes the Origin® 3000 and Origin® 300 series of systems. The Origin family of servers features the same SGI NUMAflex architecture and is based on the IRIX operating system. The combination of NUMAflex and the IRIX operating system enables the Origin servers to deliver flexibility, resiliency, and investment protection while maintaining the highest levels of security.

        Visualization Systems    For more than 20 years, Silicon Graphics has been synonymous with advanced computer graphics capabilities. Today, the SGI® Onyx® family of products continues that tradition, providing high levels of resolution, realism and performance. The Onyx family of systems is built on the same high-bandwidth SGI NUMAflex architecture as the Origin and Altix servers and features our Silicon Graphics® Onyx4™ UltimateVision™ graphics. By the end of calendar 2004, SGI expects to expand its advanced graphics product line to include visualization systems based on Linux and Itanium 2. SGI's visualization systems integrate high-performance computing, data management and high-performance visualization into a single system.

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

        Visual Area Networking    SGI is a pioneer in visual collaboration. Visual Area Networking enables customers to access, manipulate and visualize data over a standard network on their client computer using the massive I/O, compute and real-time rendering capabilities of an SGI Onyx. This means that individuals or teams can visualize data using "thin clients" that would not normally be able to access or display such a large amount of data. Visual Area Networking also facilitates collaboration between teams of remote users, since all the data is located at a central point, but multiple users can interactively manipulate and visualize the data. This new technology is particularly applicable to oil and gas discovery, manufacturing and defense applications.

        Desktop Systems    Our Silicon Graphics Fuel® and Tezro™ families of MIPS processor and IRIX operating system-based desktop workstations each feature advanced 3D graphics and powerful integrated imaging capabilities. Silicon Graphics Fuel workstations are cost-effective single-processor systems, while the single-, dual- or quad-processor Tezro systems are targeted at users who require advanced visualization capability and powerful 64-bit computing.

        Storage Solutions    Customers across the high-performance computing ("HPC") markets desire ever increasing performance from their servers, creating a parallel need to manage massive amounts of data generated by these servers. SGI® InfiniteStorage is a line of scalable, high-performance storage solutions built specifically for data-intensive environments. These solutions help customers access and utilize their data in a more efficient manner, to produce better workflow management, faster cycle times, and higher levels of access, availability, and security.

        Within the InfiniteStorage line, SGI offers a broad range of third-party disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. SGI also offers scalable storage area network solutions based on tightly integrating our CXFS™ shared file system, along with SGI's FailSafe® high-availability software and Data Migration Facility ("DMF") for hierarchical storage management. SGI also offers scalable network-attached storage through a range of file-serving solution bundles. Available on the SGI Origin and Altix family of servers, InfiniteStorage solutions also support other platforms. The InfiniteStorage open platform approach is intended to allow these solutions to scale across storage architectures and operating systems in addition to scaling from megabytes to exabytes and from hundreds to millions of files in a single system.

        Alias    As part of our strategy to focus only on the core elements of our business, we completed the sale of our Alias application software business to a private equity investment firm in June 2004. Details of the sale may be found in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Marketing, Sales, and Distribution

        SGI sells system products and solutions through both a direct sales force and indirect channel partners. In fiscal year 2004 direct sales accounted for more than half of our product revenues. The direct sales and support organization operates throughout the United States and in all significant international markets. We also have channel partners in almost all the countries in which we have a presence; in other countries, we work through SGI authorized distributors.

        Our indirect channel partners include service providers, systems integrators, value-added resellers, master resellers and OEMs.

        We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver the highest quality software on both our Linux and IRIX platforms.

        Our Solutions Finance organization works with customers to arrange third party financing for products and services, and remarkets off-lease systems.

        Information with respect to international operations and export sales may be found in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. See also "Risks That Affect Our Business" included in Part II, Item 7 of this Form 10-K.

        No single end-user customer accounted for 10% or more of our revenues for each of the last three fiscal years. While our sales in the U.S. government sector represent substantially more than that level, such sales are made to and through numerous government agencies and to integrators and resellers who work with those agencies. Information regarding revenue and operating profit by reportable segments and revenue from external customers by geographic region may be found in Note 22 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Technology Solutions

        The quality and reliability of our products and our understanding of SGI customer's technical and business challenges is critical to our success. SGI's Technology Solutions portfolio offers system solution engineering services, professional and managed services, and traditional customer support and education. We provide customer support services online, through SGI global support centers and through authorized local service providers in countries where SGI does not have a local office. We typically provide a standard hardware warranty against defects in materials and workmanship for periods of up to three years.

Research and Development

        SGI is concentrating its research and development efforts on products and technologies that it believes hold the highest growth potential, including global shared memory system architectures, visualization and storage. Our strategy is to derive maximum leverage from these efforts by using a foundation of industry-standard components such as the Intel Itanium family of microprocessors and the Linux operating systems. We also continue to invest, although at a lower rate than in the past, both on a percentage and absolute dollar basis, in our own MIPS microprocessors and IRIX operating system. There can be no assurance that we will maintain or create sufficient differentiation to achieve and sustain a competitive advantage.

        During fiscal 2004, 2003 and 2002, SGI spent approximately $109 million, $158 million and $164 million, respectively, on research and development that represented approximately 13% of total revenue in both fiscal 2004 and 2002 and 18% of total revenue in fiscal 2003. We are committed to continuing innovation and differentiation and as a result will most likely continue to make research and development investments that are above average for the computer industry as a percentage of revenue. However, declines in total revenue over the last several fiscal years have led us to reduce the absolute dollar level of our investment in research and development.

Manufacturing

        SGI's manufacturing facility is located in Chippewa Falls, Wisconsin. Our manufacturing operations primarily involve assembling high level subassemblies and subsystems and testing incoming parts. Products are subjected to appropriate environmental stress and electronic testing prior to shipment. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

        Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits ("ASICs"), microprocessors, storage products, and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Continued availability of these components may be affected if producers were to decide to concentrate on the production elsewhere instead of on components customized to meet our requirements. Risks also include limited bargaining flexibility, long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover our requirements for periods ranging from 30 to 150 days.

        We also have single sources for less critical components, such as peripherals, communications controllers and power supplies, and monitors and chassis, but we believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our operating results.

        Several of our suppliers are located outside the United States. Pricing from these suppliers can be strongly affected by such factors as trade protection measures and changes in currency exchange rates. In addition, the markets for memory chips (DRAMs and SRAMs), which are a significant component of our overall systems cost, can be volatile both in terms of pricing and availability.

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

        Our unique market focus on technical and creative users provides advantages in being able to design our systems specifically for these users. However, our competitors such as IBM, Hewlett-Packard and Sun Microsystems are generally far larger companies with much greater resources. In some instances, the diversified businesses of our competitors can support very deep discounting to gain market share in the high-performance computing business. As our Linux-based systems business grows, the list of competitors may grow commensurate with the increased market opportunity. Specifically, Dell and other PC vendors market products that can be clustered together to produce systems that may compete with our mid-range products.

Proprietary Rights and Licenses

        We currently own and have applied for more than 675 U.S. patents, and we intend to continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks. Although we believe the ownership of patents, copyrights, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our personnel to differentiate our products and services within the marketplace.

        As is customary in our industry, we license from third parties a wide range of software, including the UNIX operating system, for internal use and use by our customers.

        Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. Although no such proceedings were pending as of June 25, 2004, we are in discussions with several parties that have asserted intellectual property infringement claims and we expect that litigation of this sort will reoccur from time to time. See "Risks That Affect Our Business".

Seasonality and Backlog

        We do not consider our business to be highly seasonal, although in the past two years revenues in the second fiscal quarter ending in December have been higher than other quarters in our fiscal year, reflecting in part buying patterns of calendar year-end customers. Product revenue for the September quarter also tends to be lower than for other quarters, reflecting the beginning of our fiscal year and the impact of summer vacations. Past performance should not be considered a reliable indicator of our future revenues or financial performance.

        Our backlog at June 25, 2004 was $109 million, down from $140 million at June 27, 2003. Backlog is comprised of committed purchase orders for products and services deliverable within nine months, depending on the product family. We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Although the backlog reflects only orders for which a firm purchase order has been issued, many orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. As a result, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

        Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability.

        Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement that we finance the costs of environmentally safe recycling, recovery or disposal of products imported into the EU. Such laws and regulations have recently been passed in several jurisdictions in which our products are sold, including various European Union member states, Japan and California. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. Environmental costs are presently not material to our operations or financial position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse affect on us.

Employees

        As of June 25, 2004 we had 2,655 regular employees compared with 3,714 at June 27, 2003. For comparability with June 25, 2004, 427 Alias regular employees have been excluded from the employee count at June 27, 2003. Our future success will depend, in part, on our ability to continue to retain and motivate highly qualified technical, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by European Union or other applicable laws. We believe that our employee relations are good.

Corporate Data

        SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. SGI's website address is www.sgi.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations page of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit

Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on our website at www.sgi.com/company_info/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics, Inc., 1500 Crittenden Lane, Mountain View, CA 94043.

Trademarks used in the Form 10-K

        Silicon Graphics, SGI, O2, Octane, Onyx, Origin, FailSafe, IRIX, Altix, OpenGL and Reality Center are registered trademarks, and CXFS, NUMAflex, Onyx4, UltimateVision, Silicon Graphics Fuel and Tezro are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide.

        MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group, in the U.S. and other countries. Windows NT is a registered trademark of Microsoft Corporation in the United States and/or other countries. Intel, Pentium and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds. Solaris is a trademark of Sun Microsystems in the United States and other countries. AIX is a registered trademark of International Business Machines in the United States and other countries. Mac OS is a registered trademark of Apple Computer, Inc.

ITEM 2. PROPERTIES

        SGI owns and leases sales, service, R&D, and administrative offices worldwide and has its principal facilities in California, Wisconsin, Minnesota and Maryland. At June 25, 2004 our worldwide facilities represented aggregate floor space of 2.0 million square feet, of which 1.0 million square feet is used in our operations, 0.7 million square feet is subleased to other tenants and 0.3 million square feet is currently vacant. We have three reportable segments: High-Performance Systems, Workstations and Global Services. Because of the interrelationship of these segments, substantially all of the properties are used at least in part by a majority of these segments, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Our corporate headquarters and certain R&D operations are located in Mountain View, California, where we lease approximately 1.2 million square feet. Our manufacturing facility is located in Chippewa Falls, Wisconsin, where we own and lease approximately 500 thousand square feet for manufacturing, service and R&D activities. We also have leased sales, administrative and R&D facilities of approximately 85 thousand square feet in Eagan, Minnesota.

        As a result of restructuring over the last several years, we also own and lease additional space that we do not currently expect to use in our operations. In the first quarter of fiscal 2004 we sold a facility consisting of about 170 thousand square feet in Cortaillod, Switzerland that was used until December 2001 as our European manufacturing site. We also lease nine other buildings near our Mountain View headquarters (approximately 770 thousand square feet) and an additional twenty-two facilities worldwide (approximately 187 thousand square feet), under leases that expire through fiscal 2013. See Note 4 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding legal proceedings is set forth in Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of SGI and their ages as of August 31, 2004 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert R. Bishop	61	Chairman, Chief Executive Officer and Director	1999
Warren Pratt	50	Executive Vice President and Chief Operating Officer	2000
Steve Coggins	55	Senior Vice President, Europe, Middle East & Africa	2001
Sandra M. Escher	44	Senior Vice President and General Counsel	1999
Eng Lim Goh, PhD.	44	Senior Vice President and Chief Technology Officer	2000
Kathy Lanterman	44	Vice President and Corporate Controller	2002
Bill La Rosa	58	Senior Vice President, Intercontinental Field Operations	2002
Anthony K. Robbins	44	Senior Vice President, North American Field Operations	2002
Jan Silverman	54	Senior Vice President, Strategic Technology Initiatives	2001
Jeffrey Zellmer	44	Senior Vice President and Chief Financial Officer	2000

        Executive officers of SGI are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors, nominees for director or executive officers of SGI.

        Mr. Bishop was appointed Chairman and Chief Executive Officer of SGI in the fall of 1999. From July 1995 to February 1999, he was the Chairman of the Board of Silicon Graphics World Trade Corporation. From 1986 to 1995, he was President of Silicon Graphics World Trade Corporation and responsible for all activities of SGI outside North America.

        Mr. Pratt was appointed Chief Operating Officer of SGI in May of 2001. He has held a variety of general and engineering management positions at SGI since 1991 and was made Executive Vice President of Engineering and Manufacturing in May of 2000. Prior to that and beginning in 1998, he served as President and General Manager of Alias, a graphics software business that was wholly-owned by SGI.

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

        Ms. Lanterman was named Vice President, Corporate Controller in April 2002 after joining SGI in July 2001 as Assistant Controller. She was a consultant to SGI from April 1999 until she was hired in 2001, working on projects including the implementation of our global Enterprise Resource Planning system and the divestiture of the Cray vector system business. Prior to joining SGI, she held project management and direct positions with several Fortune 500 high-tech companies in Silicon Valley and internationally and is experienced in treasury, finance and operational roles.

        Mr. La Rosa joined SGI in September 2001 as Senior Vice President, Intercontinental (Asia Pacific, Latin America and Japan) Field Operations. Prior to joining SGI, he was Senior Vice President, Worldwide Sales, of CommVault Systems, Inc. in 2001. Prior to that, Mr. La Rosa held several vice president and executive positions in U.S. and international sales and marketing with IBM between 1992 and 2000. Before joining IBM, he was President of American Motion Systems, CEO of Lead Group International and held a number of US- and internationally-based vice president and executive management and technical positions at GE from 1967 to 1986.

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

        Mr. Zellmer became Senior Vice President and Chief Financial Officer of SGI in July of 2001. He was appointed Vice President, Corporate Controller in July 2000. He has held a variety of financial management positions at SGI and its predecessor MIPS Computer Systems since 1988.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

        SGI's common stock is traded on the New York Stock Exchange under the symbol SGI. The following table sets forth, for the periods indicated, the high and low close price on any given day within the quarter, and close price on the last day of each quarter for our common stock as reported on the NYSE.

Price Range for Common Stock

	Fiscal 2004			Fiscal 2003
	Low	High	Close	Low	High	Close
First Quarter	$0.90	$1.29	$1.01	$0.82	$2.82	$0.89
Second Quarter	$0.92	$1.50	$1.34	$0.57	$1.72	$1.22
Third Quarter	$1.37	$3.80	$2.54	$1.12	$1.65	$1.65
Fourth Quarter	$1.51	$2.88	$2.22	$1.06	$1.54	$1.10

        As of August 27, 2004, there were 8,488 registered holders of SGI's common stock. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

Recent Sales of Unregistered Securities

        On February 19, 2004, we sold 18,181,818 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $50 million ($2.75 per share) to certain institutional investors in a private placement transaction. The proceeds, net of associated costs of approximately $3 million, have been and will be used for general working capital purposes.

        On February 19, 2004, we also issued 959,520 shares of our common stock to certain of these institutional investors in connection with their conversion of $24 million aggregate principal amount of our 6.50% Senior Secured Convertible Notes due June 2009 into 19,190,400 common shares. In accordance with FAS 84, "Induced Conversion of Convertible Debt", we recorded approximately $3 million in non-cash interest expense representing the fair market value of the additional 959,520 shares of common stock issued.

        The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial information has been derived from the audited consolidated financial statements. The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. Results of operations for all years presented in this Form 10-K exclude operating results of our Alias application software business which is classified as discontinued operations (See Note 7).

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002	June 30, 2001	June 30, 2000(3)
	(in thousands, except per share amounts)
Operating Data:
Total revenue	$842,002	$896,605	$1,277,274	$1,773,116	$2,239,003
Costs and expenses:
Cost of revenue	492,845	563,480	760,319	1,232,287	1,484,116
Research and development	108,763	157,924	163,725	220,992	284,084
Selling, general and administrative	257,742	282,359	409,561	665,359	732,547
Other operating expense(1)	47,825	30,046	44,476	102,052	102,861

Operating loss	(65,173)	(137,204)	(100,807)	(447,574)	(364,605)
Interest and other income (expense), net(2)	(44,600)	(24,664)	18,701	(17,680)	(20,058)

Loss before income taxes	(109,773)	(161,868)	(82,106)	(465,254)	(384,663)
Net loss from continuing operations	$(100,246)	$(135,203)	$(49,436)	$(492,142)	$(830,448)

Net loss	$(45,770)	$(129,704)	$(46,323)	$(493,043)	$(829,544)

Net loss per share basic and diluted:
From continuing operations	$(0.44)	$(0.67)	$(0.25)	$(2.59)	$(4.52)
Net loss	$(0.20)	$(0.64)	$(0.24)	$(2.59)	$(4.52)
Shares used in the calculation of net loss per share:
Basic	227,837	201,424	194,974	190,338	183,528
Diluted	227,837	201,424	194,974	190,338	183,528
Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$156,865	$136,468	$208,240	$121,512	$251,410
Restricted investments	24,494	36,728	44,689	74,035	126,408
Total assets	569,924	649,854	910,119	1,283,029	1,839,211
Long-term debt and other	351,465	383,341	427,812	412,720	385,133
Stockholders' (deficit) equity	(122,678)	(164,891)	(54,641)	(25,283)	592,550
Statistical Data:
Number of employees	2,655	3,714	4,443	5,428	6,186

(1)
Fiscal 2004 amounts include net restructuring charges ($45 million) and asset impairment charges ($3 million). Fiscal 2003 amounts include net restructuring charges ($26 million) and asset impairment charges ($4 million). Fiscal 2002 amounts include net restructuring charges ($33 million) and asset impairment charges ($12 million). Fiscal 2001 amounts include net restructuring charges ($82 million) and asset impairment charges ($20 million). Fiscal 2000 amounts include net restructuring charges ($65 million) and asset impairment charges ($38 million).

(2)
Fiscal 2004 amounts include a $31 million non-cash loss resulting from the extinguishment of the exchanged 5.25% Senior Convertible Notes due in 2004. Fiscal 2003 amounts include net interest expense of $23 million and a $3 million other than temporary decline in the value of an investment. Fiscal 2002 amounts include a $64 million gain on sale of 60% interest in SGI

  Japan, Ltd. ("SGI Japan") and $24 million in class action lawsuit settlement expense. Fiscal 2001 amounts include an $83 million write-off of our investment in a private company and $50 million in gains from the sale of marketable investments. Fiscal 2000 amounts include a loss of $8 million on the sale of the Cray product line.

(3)
Amounts reflect the March 31, 2000 sale of our Cray product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "potential" or "continue" and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risks That Affect Our Business" below. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        We are a leading provider of products and services for high-performance computing, storage and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products that enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage in their markets. We also offer a range of services and solutions, including professional services, Reality Center immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Defense and Security; Science and Research; Manufacturing; Energy; and Media.

        We have incurred net losses and negative cash flows from operations for the past several years. The following overview describes key elements of our business strategy and our results achieved during fiscal 2004:

        Repositioning SGI as a leader in supplying high performance systems based on the Intel Itanium processor and Linux operating system, while managing a long-term decline in sales of our traditional MIPS processor and IRIX operating system-based products.    Fiscal 2004 saw an important milestone: for the first time sales of our Intel/Linux based Altix server family exceeded those of the MIPS/IRIX based Origin family. We expect this platform shift to continue in fiscal 2005 and to accelerate as we introduce our first graphics systems built on an Intel/Linux foundation later this year. This change in our approach to designing systems has not altered our market or customer focus, and we continue to focus on research and development investments, at rates above the industry average, with the goal of delivering value-added products.

        Because our goal is clear differentiation and not just compatibility, we are required to work closely with Intel and with the Open Source Community to ensure that our products take full advantage of their underlying technologies and that those technologies evolve in ways that support our strengths. We also must make highly targeted investments in the technologies that will provide our performance differentiation.

        Reducing our expenses to levels commensurate with our current revenues.    We have reduced our total costs and expenses from $1.4 billion in fiscal 2002 to $1.0 billion in fiscal 2003 and further to

$907.2 million in fiscal 2004, as a result of restructuring actions which included headcount reductions and facility closures. These actions, as well as improved business processes, have also enabled us to retain relatively high gross margins for our industry (41.5% for the year ended June 25, 2004).

        Generating cash from non-core assets and businesses.    We have focused our investments on the core elements of our business and have sought to generate cash from the sale of non-core businesses, fixed assets and non-core intellectual property. As part of this strategy, we sold our Alias application software business in June 2004, yielding approximately $55 million in net cash proceeds after selling costs and also sold our manufacturing facility in Cortaillod, Switzerland in October 2003 for proceeds of $11 million.

        Strengthening our balance sheet and liquidity.    During the second quarter of fiscal 2004 we completed an exchange offer under which we issued $226 million principal amount in senior secured notes due in 2009 in exchange for notes that would otherwise have matured in September 2004. During the third quarter of fiscal 2004 we completed a private placement of common stock yielding net proceeds of $47 million. In addition, $35 million principal amount of our 6.50% Senior Secured Convertible Notes were converted, resulting in the issuance of approximately 28 million shares of common stock. At June 25, 2004 we had cash and equivalents and unrestricted marketable investments of $157 million compared with $136 million at June 27, 2003.

Results of Operations

        The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. Our Alias application software business was sold in June 2004 (see Note 7) and its operating results are excluded from continuing operations and are reflected as discontinued operations for all periods presented in this Form 10-K.

	Years ended
(numbers or percentages may not add due to rounding)	June 25, 2004	June 27, 2003	June 28, 2002
	(in millions, except per share amounts)
Total revenue	$842	$897	$1,277
Cost of revenue	493	563	760

Gross profit	349	333	517
Gross profit margin	41.5%	37.2%	40.5%
Total operating expenses	414	470	618

Operating loss	(65)	(137)	(101)
Interest and other (expense) income, net	(45)	(25)	19

Loss from continuing operations before income taxes	(110)	(162)	(82)

Net loss from continuing operations	(100)	(135)	(49)
Net income from discontinued operations	54	5	3

Net loss	$(46)	$(130)	$(46)

Net loss per share from continuing operations—basic and diluted	$(0.44)	$(0.67)	$(0.25)

Net income per share from discontinued operations—basic and diluted	0.24	0.03	0.02

Net loss per share from continuing operations—basic and diluted	$(0.20)	$(0.64)	$(0.24)

Revenue

        The following discussion of revenue is based on the results of our reportable segments as described in Note 22 to the Consolidated Financial Statements. Total revenue is principally derived from three reportable segments: High-Performance Systems, Workstations and Global Services, which were determined based on factors including customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2004, we removed our prior generations of workstations, graphics systems and high-performance servers sold through our Remarketed Products Group from the High-Performance Systems and Workstations segments after reassessment of items such as economic characteristics, homogeneity of products, technology and other factors. Revenue from our Remarketed Products Group is now included in Other revenue. Prior year amounts have been restated to conform to current year presentation.

        Total revenue in fiscal 2004 decreased $55 million or 6% compared with fiscal 2003, and fiscal 2003 revenue decreased $380 million or 30% compared with fiscal 2002. The overall decline in revenue from fiscal 2003 to fiscal 2004 was largely due to decreases in Workstations and Services revenue due to factors discussed below, despite year over year growth in sales of our Altix family of high-performance servers and integrated storage solutions. The decline in revenue from fiscal 2002 to fiscal 2003 reflected, among other factors noted below that affected particular product families, a global economic slowdown, a significant downturn in IT spending, strong competition from much larger companies, the suitability of low-cost cluster solutions for certain application segments and the impact of changing SGI Japan's status to a distribution model.

        Revenue for fiscal 2002 included a one-time receipt of $63 million from Microsoft resulting from an agreement involving a patent cross-license and the sale of certain of SGI's intellectual property rights.

        We expect certain of the factors mentioned above to continue to have an adverse impact on our future revenue levels. See "Risks That Affect Our Business."

        The following table presents total revenue by reportable segment:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in millions)
High-Performance Systems	$362	$315	$437
% of total revenue	43%	35%	34%
Workstations	$78	$136	$222
% of total revenue	9%	15%	17%
Global Services	$346	$383	$457
% of total revenue	41%	43%	36%
Other	$56	$63	$161
% of total revenue	7%	7%	13%

        Fiscal 2004 High-Performance Systems revenue (which includes visualization systems, high-performance servers and integrated storage solutions) increased by $47 million or 15% compared with fiscal 2003 primarily due to increased sales of high-performance servers and integrated storage solutions, offset in part by a decline in sales of our visualization systems. Fiscal 2004 saw considerable growth in the Altix family of high-performance servers, offset in part by a decline in the Origin family of high-performance servers. For fiscal 2004, sales of our Altix servers surpassed sales of our Origin servers, with the cross-over point having occurred late in fiscal 2004. The major driver of the revenue increase was significant unit growth, particularly for the lower-end configurations of Altix servers offset in part by a decline in their average selling prices. To a lesser extent, increased average selling prices for the higher-end Altix configurations also contributed to High-Performance Systems revenue growth. Although average selling prices for both our low- and high-end Origin servers remained relatively stable during the year, a decline in overall volume coupled with a mix shift to the lower end configurations resulted in a decline in overall Origin server revenue. Integrated storage solutions revenue for fiscal 2004 compared with fiscal 2003 increased primarily due to sustained volume growth and average selling prices that remained relatively stable year over year, despite a recent shift in mix to lower-end storage solutions with lower average selling prices. Increases in overall High-Performance Systems revenue were offset in part by a decline in our visualization systems revenue. Despite increased unit sales in fiscal 2004 compared with fiscal 2003, a shift in mix from the higher-end visualization systems with a higher average selling price to the lower-end visualization systems with a lower average selling price contributed to the decline in visualization system revenue. In fiscal 2005, we plan to introduce our first graphics system built on an Intel/Linux platform.

        Fiscal 2003 High-Performance Systems revenue decreased $122 million or 28% compared with fiscal 2002. The decline was primarily noted within the high-performance MIPS based server family and to a lesser extent within the visualization systems product family. These declines reflected delays in the acquisition of technology by private sector businesses concerned about the economy, our corporate viability and competitive factors including processor speeds, the suitability of low-cost cluster solutions for certain application segments, improvements in commodity graphics performance, and lower average selling prices. See "Risks That Affect Our Business."

        Fiscal 2004 Workstations revenue decreased $58 million or 43% compared with fiscal 2003. The decrease was primarily attributable to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue in fiscal 2005 as lower-cost personal computers continue to gain market share. Revenue from this segment has declined steadily over the past few years as we discontinued several product families based upon both the MIPS and Pentium® III microprocessors and as our medical OEM business diminished. Reduced volumes of our Octane® family of visual workstations, as we completed its end of life, and both reduced volumes and lower average selling prices of the Fuel visual workstation were the primary contributors to the workstations revenue decline in fiscal 2004 compared with fiscal 2003. These declines were partially offset by increased volumes and higher average selling prices associated with the Tezro visual workstation which was introduced in the first quarter of fiscal 2004.

        Fiscal 2003 Workstations revenue decreased $86 million or 39% compared with fiscal 2002. This decline was attributable to the declining marketplace for UNIX workstations, particularly the end of life of our O2® family of workstations.

        Global Services revenue is comprised of hardware and software support, maintenance and professional services. Fiscal 2004 Global Services revenue decreased $37 million or 10% compared with fiscal 2003. This decline was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting from lower system sales in recent periods. Professional Services revenue, which includes third party product and SGI consulting services, decreased slightly in fiscal 2004 compared with fiscal 2003 principally due to a decline in third party product revenue.

        Fiscal 2003 Global Services revenue decreased $74 million or 16% compared with fiscal 2002. This decline was primarily attributable to a reduction in our traditional customer support revenue caused by lower selling prices for new contracts and a decline in the overall installed base reflecting lower system sales volumes.

        Other revenue is generally comprised of our operating units that are not reportable segments, primarily revenue associated with prior generations and remarketed versions of workstations, graphics systems and high-performance servers available through our Remarketed Products Group. Fiscal 2004

Other revenue decreased $7 million or 11% compared with fiscal 2003 due largely to a reduction in revenue from our re-marketed visualization systems and Origin high-performance servers.

        Fiscal 2003 Other revenue decreased $98 million or 61% compared with fiscal 2002. This decline was principally due to the absence of a transaction similar to the fiscal 2002 receipt of $63 million from Microsoft resulting from an intellectual property agreement involving a patent cross-license and the sale of certain of SGI's intellectual property rights coupled with a reduction in revenue from our re-marketed visualization systems and Origin high-performance servers.

        Total revenue by geographic area for fiscal 2004, 2003 and 2002 was as follows (in millions):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Area
Americas	$548	$578	$809
Europe	211	221	290
Rest of World	83	98	178

Total revenue	$842	$897	$1,277

        Geographic revenue as a percentage of total revenue for fiscal 2004, 2003, and 2002 was as follows:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Area
Americas	65%	64%	63%
Europe	25%	25%	23%
Rest of World	10%	11%	14%

        Geographic revenue as a percentage of total revenue in fiscal 2004 remained relatively unchanged compared with fiscal 2003. The fluctuation in geographic revenue as a percentage of total revenue between Europe and Rest of World business in fiscal 2003 compared with fiscal 2002 was primarily due to a decline in revenue generated in Japan caused by an overall economic decline in the Japanese economy and the impact of no longer consolidating the financial results of SGI Japan, as a result of our sale of a majority interest in that company.

        Our consolidated backlog at June 25, 2004 was $109 million, down from $140 million at June 27, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Backlog declines were noted in both Europe and Rest of World. From a segment standpoint, backlog declined primarily within High Performance Systems, specifically the Origin product line (offset in part by an increase in Altix backlog) and to a lesser degree within integrated storage solutions and workstations. See "Business—Seasonality and Backlog" in Part I, Item 1 of this Form 10-K.

Gross Profit Margin

        Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Costs associated with non-recurring engineering revenue are included in cost of sales, unless the non-recurring engineering effort meets the criteria for government funded research, as outlined in Financial Accounting Standards Board ("FASB") Statement No. 2 "Accounting for Research and Development Costs". If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services including the costs associated with third-party products.

        Overall gross profit margin increased to 41.5% in fiscal 2004 from 37.2% in fiscal 2003. Fiscal 2004 product and other gross profit margin increased by 4.9 percentage points compared with fiscal 2003, of which 3.9 percentage points represents savings from improved manufacturing efficiencies and procurement cost controls. The remaining improvements in product and other gross profit margin are principally due to both stable average selling prices coupled with volume growth for our integrated storage solutions as well as an increase in workstation average selling prices resulting from a shift in mix to higher margin configurations despite reduced volumes. These improvements were offset in part by a continuing shift in mix from the traditionally higher margin Origin servers to the lower margin Altix servers. Fiscal 2004 service gross profit margin improved 3.5 percentage points compared with fiscal 2003 despite declining revenue levels, primarily due to overall cost control measures.

        Overall gross profit margin decreased to 37.2% in fiscal 2003 from 40.5% in fiscal 2002. Fiscal 2003 product and other gross profit margin decreased by 7.7 percentage points compared with fiscal 2002. Included in fiscal 2002 results was $63 million in revenue recognized from the Microsoft intellectual property agreement recorded at 100% margin which accounted for 4.6 percentage points of the change in product and other gross margin from fiscal 2002 to fiscal 2003. The remainder of the decrease for fiscal 2003 was due to an unfavorable mix shift from servers with high end configurations to less profitable low end configurations, along with the introduction of Altix in fiscal 2003 which carries lower margins than the MIPS based high performance servers. Additionally, pricing pressure increased in some very price-sensitive markets such as manufacturing due to declining competitiveness in single-processor performance. Fiscal 2003 service gross profit margin improved 4.5 percentage points compared with fiscal 2002 despite declining revenue levels, primarily due to overall cost control measures.

Operating Expenses

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in millions)
Research and development	$109	$158	$164
% of total revenue	13%	18%	13%
Selling, general and administrative	$258	$282	$410
% of total revenue	31%	31%	32%
Other	$48	$30	$44
% of total revenue	6%	3%	3%

        Total fiscal 2004 operating expenses decreased $56 million or 12% compared with fiscal 2003. Fiscal 2004 operating expenses included $48 million of charges for restructuring and asset impairment costs, about $28 million of which related to relocation of our headquarters to the new Crittenden Technology Center campus. Total fiscal 2003 operating expenses decreased $148 million or 24% compared with fiscal 2002. Fiscal 2003 operating expenses included $30 million of charges for restructuring and asset impairment costs. The significant decline in operating expenses in both years was primarily due to lower headcount as a result of restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing expenses more in line with revenue levels.

        Research and development    Fiscal 2004 research and development spending decreased $49 million or 31% compared with fiscal 2003. The fiscal 2004 decrease reflects a 32% decline in headcount and an overall reduction in research and development activities as a result of continued restructuring actions in order to align expenses with lower revenue levels. Research and development spending decreased $6 million or 4% in fiscal 2003 compared with fiscal 2002. The fiscal 2003 decrease reflected similar factors. We will continue to focus our research and development investments towards potential growth areas, including investments in our Altix family of servers and the new family of Intel/Linux visualization products we expect to introduce in fiscal 2005, while leveraging the research and development efforts of our industry partners as we continue to move to product lines that incorporate industry standard technologies.

        Selling, general and administrative    Fiscal 2004 selling, general and administrative expenses decreased $24 million or 9% compared with fiscal 2003. This decrease in operating expenses resulted primarily from a 16% decline in headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues. Selling, general and administrative expenses decreased $128 million or 31% in fiscal 2003 compared with fiscal 2002. The fiscal 2003 decrease reflected reduced headcount as a result of restructuring activities and attrition, significantly reduced commission and outside service expenses and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues.

        Other operating expense    Over the past several years, we have initiated a number of restructuring actions under various plans aimed at bringing our expenses more in line with prevailing revenue levels and restoring long-term profitability to SGI. See Note 4, "Other Operating Expense," for further information regarding these activities. These actions have resulted in both headcount reductions and facility closures. Other operating expense for fiscal 2004 represented a charge for estimated restructuring of $49 million and charges of $3 million related to the impairment of assets, partially offset by $4 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2003 represented a charge for estimated restructuring of $28 million and charges of $4 million associated with the impairment of assets, partially offset by $2 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2002 represented a charge for estimated restructuring of $46 million and charges of $12 million associated with the impairment of assets, partially offset by adjustments to previously recorded restructuring charges of $13 million. As a result of these restructuring actions, we anticipate cash outflows of $1 million through fiscal 2005 for severance and related charges and $108 million through fiscal 2013 for facilities related expenditures, net of estimated sublease income of $95 million. Due to these actions, we have reduced our total costs and expenses from $1.4 billion in fiscal 2002 to $1.0 billion in fiscal 2003 and further to $907.2 million in fiscal 2004. The relocation of our Mountain View, California headquarters, which we completed in fiscal 2004, is expected to result in a net reduction in our facilities occupancy costs of approximately $14 million to $17 million per year beginning in fiscal 2005 and is expected to result in approximately $75 million in cash savings through fiscal 2013.

Interest and Other

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands)
Interest Expense	$(19,234)	$(25,484)	$(22,959)

Foreign exchange gain (loss)	$2,402	$2,700	$(7,645)
Miscellaneous income (expense)	1,289	(1,664)	48,485
Investment gain (loss)	194	(2,981)	(4,363)
Interest income	1,664	2,765	5,183
Loss on early extinguishment of debt	(30,915)	—	—

Total Interest income and other, net	$(25,366)	$820	$41,660

        Interest Expense    Interest expense decreased 25% in fiscal 2004 primarily due to a $7 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes (see Note 16), offset in part by $3 million in interest expense associated with the induced conversion of a portion of these same convertible notes. Over the term of the 6.50% Senior Secured Convertible Notes (due June 1, 2009), we expect to record a credit to interest expense of approximately $1 million per quarter related to premium amortization assuming no notes are converted to stock. If these notes are converted to stock, then the credit will be larger in any given period with lower premium amortization in future periods. Interest expense increased 11% in fiscal 2003 compared with fiscal 2002 primarily due to the full year impact of higher interest rates on our Yen-based loan, which was restructured in mid-fiscal 2002 (see Note 8).

        Interest Income and Other, Net    Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for fiscal 2004, excluding the loss on the early extinguishment of debt, primarily included $2 million of income in settlement for terminating a contractual arrangement. Interest income and other, net for fiscal 2003 included the receipt of $2 million in minority interest income related to our interest in SGI Japan, a $2.5 million impairment charge against an investment held at cost and a $6 million overall loss on the sale of certain parcels of land that occurred throughout the fiscal year. Interest income and other, net for fiscal 2002 included a $64 million gain from the sale of 60% of our interest in SGI Japan recognized in the second quarter of fiscal 2002, a charge of $24 million for the settlement of a securities class action lawsuit involving a payment of $4 million in cash and the issuance of 8 million shares of common stock and a $4 million loss on the sale of a building recognized in the first quarter of fiscal 2002.

        Loss on Extinguishment of Tendered Debt    During the second quarter of fiscal 2004, we successfully completed an exchange offer for 98% of our 5.25% Senior Convertible Notes due to mature in September 2004. The exchange offer was accounted for as a debt extinguishment and resulted in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the Notes. Also included in the $31 million loss is a write-off of $0.4 million in debt issuance costs associated with the extinguished debt. See Note 16 "Long-Term Debt" for further information.

Provision for Income Taxes

        Our net benefit for income taxes from continuing operations for fiscal 2004 and 2003 totaled $10 million and $27 million, respectively. The benefit provision in these years arose principally from the reassessment of our global tax exposures, and the refunds associated with certain U.S., federal, state and foreign income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions. We did not recognize a benefit for our fiscal 2004 and 2003 losses, since the resulting deferred tax asset does not meet the criteria for realization under SFAS No. 109.

        Our net benefit for income taxes from continuing operations for fiscal 2002 totaled $33 million and arose principally from a change in the U.S income tax laws that resulted in additional U.S. income tax refunds related to the operating results of fiscal 2001. Partially offsetting this federal income tax benefit were various provisions for income taxes payable in state and foreign jurisdictions. We did not recognize a benefit for our fiscal 2002 loss, since the resulting deferred tax asset does not meet the criteria for realization under SFAS No. 109.

        At June 25, 2004, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $821 million. The gross deferred tax assets are offset by a valuation allowance of $744 million and deferred tax liabilities of $80 million. The valuation allowance of $744 million includes $25 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 25, 2004, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of approximately $1.3 billion, $354 million and $196 million, respectively. The federal losses will begin expiring in fiscal year 2010, the state losses will begin expiring in fiscal 2005, and the foreign losses will begin expiring in fiscal year 2005. At June 25, 2004, we also had general business credit carryovers of approximately $41 million for United States federal tax purposes, which will begin expiring in fiscal year 2005, and state R&D credits of $29 million, which do not have fixed expiration dates. There is a risk that our ability to use our existing carryforwards in the future could be limited and not available to offset income tax liabilities from future profits. See "Risks That Affect Our Business".

Discontinued Operations

        On April 14, 2004, we entered into a definitive agreement for the sale of our Alias application software business to Accel-KKR, a technology-focused private equity investment firm. The transaction closed on June 15, 2004. As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented. We received $58.4 million in gross proceeds from the sale and recorded a net gain of $50.5 million. Also included in fiscal 2004 net income from discontinued operations are the operating results of Alias representing $4.0 million in net income after tax. SGI transferred approximately 430 employees to Accel-KKR as a result of the sale and has no liability related to Alias that remained with us that would impact our results of operations or liquidity. See Note 7 "Discontinued Operations" for further information.

Impact of SGI Japan Transaction

        During the second quarter of fiscal 2002, we sold a 60% equity interest in SGI Japan to NEC and NEC Soft. This transaction affected our fiscal 2002 results in several ways. As a minority shareholder, we no longer consolidate the financial results of SGI Japan. We also recognize revenue based on the contractual distribution price of products sold to SGI Japan, which for the initial term of our 3 year distribution agreement is based on historical pricing. Gross margins are negatively affected by the shift to distributor pricing, which is lower than the price to ultimate customers, offset to some extent by the amortization of the deferred revenue of $10 million that was allocated to the estimated fair value of the exclusive distribution agreement. This deferred revenue is being recognized as revenue over a three-year period beginning in the third quarter of fiscal 2002.

Off-Balance Sheet Arrangements

        In the ordinary course of business, we entered into off-balance sheet arrangements as defined by the SEC Final Rule 67 (FR-67), "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations", including certain guarantees and indemnifications. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 14 "Guarantees," to the Consolidated Financial Statements for further information regarding these guarantees and indemnifications.

Contractual Obligations

        The following table summarizes our significant contractual obligations at June 25, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at June 25, 2004.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
6.50% Senior Secured Convertible Notes due June 2009	$189,081	$—	$—	$189,081	$—
6.125% Convertible Subordinated Debentures due February 2011	56,776	—	5,026	11,500	40,250
10.00% Japanese Yen fixed rate loan due December 2004 (payable in quarterly installments)	13,926	13,926	—	—	—
5.25% Senior Convertible Notes due September 2004	3,849	3,849	—	—	—
11.75% Senior Secured Notes due June 2009	2,386	—	—	2,386	—
Capital Lease Obligation(1)	1,952	488	976	488	—
Operating Lease Obligations(2)	336,444	51,665	82,836	71,734	130,209
Purchase Obligations(3)	39,855	32,739	6,591	525	—

Total(4)	$644,269	$102,667	$95,429	$275,714	$170,459

(1)
Capital lease obligation represents a capital lease of servers for our global Enterprise Resource Planning ("ERP") system.

(2)
Operating lease obligations consist primarily of non-cancelable operating leases including facilities vacated as part of our restructuring activities and exclude the benefit of sublease income. These obligations primarily relate to the sublease of our Amphitheatre Technology Center campus (see Note 4).

(3)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: they are non-cancelable; we would incur a penalty if the agreement was cancelled; or we must make specified minimum payments even if we do not take delivery of the contracted products or services ("take-or-pay"). If the obligation to purchase goods or services is non-cancelable, the entire value of the contract is included in the table above. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

(4)
Excluding long-term debt obligations, totals do not include contractual obligations recorded on the balance sheet as liabilities.

        For the purpose of this table, contractual obligations for purchase goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable prices provisions, and the approximate timing of the transaction. The expected timing of payment of the purchase obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods and services or changes to agreed-upon amounts for some obligations.

Financial Condition

        At June 25, 2004, unrestricted cash and cash equivalents and marketable investments totaled $157 million compared with $136 million at June 27, 2003. The balance sheet at June 25, 2004 and June 27, 2003 also reflects approximately $24 million and $37 million, respectively, of restricted investments. Restricted investments at June 25, 2004 and June 27, 2003 consisted of short- and long-term investments pledged as collateral against bank credit facilities. The increase in cash and cash equivalents compared with the prior year is primarily the result of our fiscal 2004 investing and financing activities, including the sale of our Alias application software business and the sale of common stock through a private placement transaction, offset in part by cash consumed in operations. The decrease in cash and cash equivalents in fiscal 2003 compared with the fiscal 2002 was primarily due to operating and investing activities.

        Primarily as a result of net losses, operating activities from continuing operations used $62 million in cash in fiscal 2004, compared with using $45 million and $23 million in fiscal 2003 and 2002, respectively. Net loss for each of the past three years was adjusted for income from discontinued operations in order to present cash flows from operating activities from continuing operations. Net loss for fiscal 2004 was also adjusted to remove the impact of a $51 million gain on the disposition of discontinued operations. We further adjusted net loss from continuing operations for the following significant non-cash items: a $31 million loss on the early extinguishment of tendered debt, $80 million in depreciation and amortization, $3 million in asset impairments associated with restructuring activities and $3 million in interest expense associated with the induced conversion of a portion of our 6.50% Senior Secured Convertible Notes. Fiscal 2003 net loss from continuing operations was adjusted to remove the impact of $93 million in depreciation and amortization, a $6 million loss on the sale of corporate real estate and $4 million in asset impairments associated with restructuring activities. Fiscal 2002 net loss from continuing operations was adjusted to remove the impact of $156 million in depreciation and amortization, $12 million in asset impairments associated with restructuring activities and a $64 million gain from the sale of a 60% interest in SGI Japan that was reflected as a cash flow from investing activities.

        The negative operating cash flows from continuing operations in fiscal 2004, 2003 and 2002 were primarily a result of continued restructuring actions and declining revenue levels. Cash payments for severance and contractual and facilities obligations related to restructuring actions totaled approximately $53 million, $39 million and $81 million, respectively. These restructuring actions are expected to result in additional future cash outlays of approximately $109 million, of which approximately $30 million are projected to occur in fiscal 2005. In addition to the impact of restructuring actions, negative operating cash flows in fiscal 2004, 2003 and fiscal 2002 were primarily due to declining revenue levels which had a corresponding impact on our deferred revenue and accounts receivable balances. Decreased accounts receivable balances were also attributable to increased focus on customer cash collections and improved cash management programs that helped to improve our days sales outstanding from an average of 61 days in fiscal 2002 to 50 days in fiscal 2003 and to 49 days in fiscal 2004. Decreased inventory levels also caused by declining revenue levels and increased focus on tight management of inventory in fiscal 2003 and 2002 helped to offset negative operating cash flows in these fiscal years. In fiscal 2004, despite declines in revenue levels and improvements in manufacturing inventory management, an increase in demonstration systems inventory contributed to negative operating cash flows from continuing operations.

        Investing activities, other than changes in our marketable and restricted investments, provided $42 million in cash during fiscal 2004. The principal investing activities during fiscal 2004 were the sale of our Alias application software business for proceeds of $58 million and the sale of our manufacturing facility in Cortaillod, Switzerland for proceeds of $11 million. These proceeds were partially offset by $18 million in capital expenditures and a $9 million increase in other assets including debenture costs. Investing activities, other than changes in our marketable and restricted investments, consumed $31 million in cash during fiscal 2003. The principal investing activities during fiscal 2003 consisted of increases in other assets including prepaid software licenses, equity income resulting from our investment in SGI Japan and capital expenditures of $18 million, offset in part by $8 million in proceeds received from the sale of land. Investing activities, other than changes in our marketable and restricted investments, provided $85 million in cash during fiscal 2002. Among the principal investing activities of fiscal 2002 were the sale of a 60% interest in SGI Japan for proceeds of $91 million and the sale of corporate real estate and other assets for proceeds of $29 million, which were offset in part by capital expenditures of $28 million.

        Financing activities over the past three years have included the repayment of debt and the issuance of common stock in a private placement transaction and under employee stock purchase and option plans. Financing activities during fiscal 2004 provided $28 million compared with using $8 million and $5 million during fiscal 2003 and fiscal 2002, respectively. The principal financing activity during fiscal 2004 was the sale of approximately 18 million shares of our common stock to certain institutional investors in a private placement transaction. The transaction resulted in an aggregate purchase price of $50 million and net proceeds of $47 million. During fiscal 2004, we also completed an exchange offer under which we issued $226 million principal amount of 6.50% Senior Secured Convertible Notes and 11.75% Senior Secured Notes both due 2009 in exchange for notes that would otherwise have matured in September 2004. In connection with this transaction, we repaid $18 million of our debt and paid approximately $4 million of debt issuance costs. Principal financing activities during fiscal 2003 included $11 million in debt payments, partially offset by $3 million in proceeds from the sale of common stock through the employee stock purchase plan and employee stock options. The principal financing activities during fiscal 2002 included the retirement of a $13 million mortgage on our manufacturing facility in Switzerland and the non-cash restructuring of the yen denominated debt from $50 million to $37 million in the second quarter in conjunction with the sale of a majority equity interest in SGI Japan.

        We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 25, 2004, our principal sources of liquidity included unrestricted cash and marketable investments of $157 million, up from $136 million at June 27, 2003. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter.

        The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed: We have an asset-based credit facility that matures in April 2005 that we use for the purpose of issuing letters of credit supporting certain lease obligations. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, certain intellectual property and $10 million cash collateral. We also deposit additional cash whenever eligible accounts receivable and other collateral fluctuate below the level needed to secure our letters of credit. At June 25, 2004, this facility was secured by a total of $16 million cash collateral. At June 25, 2004, we also have outstanding $191 million aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009.

        Covenants in the credit facility require us to maintain minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, minimum cash and cash equivalents levels, and set maximum capital expenditure levels. The credit facility and the indentures governing the secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, issue or pay dividends on capital stock, repurchase capital stock or prepay or repurchase subordinated debt. A failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during fiscal 2003 and 2004 we were in violation of financial and administrative covenants in the credit facility or its predecessor facility, including for the fourth quarter of fiscal 2004 when we failed to meet the required EBITDA level. In each case we received a waiver of compliance from the lender.

        We are committed to our goal of re-establishing profitable operations and positive cash flow. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2005 financial plan will be sufficient to meet our financial obligations through fiscal 2005. If we experience a material shortfall versus our plan for fiscal 2005, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. We believe that we have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions and re-evaluation of our global distribution model. We also believe that we can take actions to generate cash by licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows. See "Risks That Affect Our Business."

Critical Accounting Policies and Estimates

        SGI's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

        Management has discussed the development and selection of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For all of these policies, we caution that future events often do not develop exactly as forecasted, and that even the best estimates routinely require adjustment.

        Revenue Recognition.    A majority of our revenue is derived from sales that are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. Allocation of the total contract price between each element of the arrangement may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

        Certain contracts involving multiple elements may be delivered over a longer duration of time. In these instances, we typically recognize revenue using the proportional performance method. In applying the proportional performance method, we recognize revenue as work progresses, based on the percentage that incurred costs to date bear to estimated total costs. We apply this method when we can obtain reasonably reliable estimates of contract costs. As work progresses on these contracts we adjust our cost estimates as the facts warrant. The profit on the contracts is subject to revision over the life of the contract. The impact of these revisions are recorded to revenue and cost of goods sold in the period in which the facts that give rise to the revision become known.

        Product Warranties.    We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Over the past three years, changes in product warranties estimates have decreased the reserve by approximately $1 million in both fiscal 2002 and 2004 while increasing the reserve by approximately $300 thousand in fiscal 2003.

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

        Lease Residual Values.    Effective beginning in the second half of fiscal 2004, we now retain a residual interest in the products sold under certain lease arrangements, representing the estimated fair market value of the equipment at the end of the lease term. The residual value is derived for each significant product family based upon the following factors: historical data regarding recovery of residual values; current assessment of market conditions for used equipment; and any forward-looking projections deemed significant, particularly those relating to upcoming technology or changing market conditions. Residual values are evaluated periodically to determine if other-than-temporary declines in estimated residual values are indicated. Any anticipated increase in future residual values is not recognized until the used equipment is remarketed. Factors that could cause actual results to differ materially from the estimates include: severe changes in the used equipment market and unforeseen changes in technology.

        Bad Debts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

        Restructuring.    In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5, "Accounting for Contingencies" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to decrease by $4 million, $2 million and $13 million in fiscal 2004, 2003 and 2002, respectively.

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

        Loss Contingencies.    We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will differ from and perhaps exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgments about the outcome of pending lawsuits and potential actions by third parties including government agencies. Over the past two years, we have resolved lawsuits whereby the ultimate outcome caused us to partially reverse previously recorded contingent liabilities in the amount of $5 million and $9 million in fiscal 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIE's") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. The Revised Interpretations have been applied to our second quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. We have not entered into any material arrangements with VIE's created after January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Risks That Affect Our Business

        SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

        Our success will require continued revenue growth from newer product families, including the SGI Altix product family.    The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line have been added during fiscal 2004. In fiscal 2005, we plan to expand our advanced graphics product line to include visualization systems based on Linux, Itanium 2, and SGI's scalable graphics technology. Risks associated with these new product lines include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers.

        Our High-Performance Systems segment reported 15% year over year revenue growth in fiscal 2004, primarily as a result of Altix and storage product performance, while total company revenues declined six percent. Future revenue growth from our newer product families is especially important because revenues from our traditional MIPS and IRIX products and maintenance business have been declining at a faster rate than we have been able to increase sales of newer products. Our ability to achieve future revenue growth will depend significantly on the market success of these newer product families in servers, storage and visualization. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

        We are concentrating our R&D investments.    As an increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including the SGI Altix family, visualization and storage, a declining amount both in percentage and absolute terms is being devoted to the traditional MIPS and IRIX products, which continue to supply the bulk of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS and IRIX family and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

        We have been incurring losses and consuming cash in our operations.    We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 25, 2004, our principal source of liquidity was unrestricted cash and marketable investments of $157 million, up from $136 million at June 27, 2003. We expect to continue to consume cash from operations in the first quarter of fiscal 2005. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. See "Financial Condition."

        The terms of our debt obligations may limit our ability to raise additional capital and may adversely affect our business.    We have an asset-based credit facility and two series of outstanding secured notes that may be declared to be in default and accelerated if we fail to meet certain financial and other covenants. See "Financial Condition." On several occasions during fiscal 2003 and 2004, including the fourth quarter of fiscal 2004, we were in violation of financial or administrative covenants under the credit facility. Although in each case we received a waiver from the lender, there can be no assurance that such a waiver will be available on acceptable terms in the event of a future default. If a default is declared and not waived or if the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

        In the future, we may need to obtain additional financing to fund our business or repay our debt, and we cannot assure you that financing will be available in amounts or on terms acceptable to us. In addition, if funds are raised by incurring further debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock.

        Our disclosure controls and procedures need improvement.    Our independent auditors, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. See "Item 9A. Controls and Procedures" elsewhere in this Form 10-K. We are in the process of implementing changes to respond to these matters, as well as evaluating, documenting and testing our internal controls in anticipation of our required compliance at June 2005 with Section 404 of the Sarbanes-Oxley Act of 2002. Until we are able to effectively correct the identified material weakness, there could be a risk of accounting errors, which could have an adverse affect on our operations or financial results. There is no guarantee that the changes we implement will be effective.

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

        In addition, our increasing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We received a notice from SCO Group purporting to terminate as of October 14, 2003 our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group's allegations are without merit and that our fully paid license is non-terminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on SGI, or that SCO Group's intellectual property claims will not impair the market acceptance of the Linux operating system.

        We are increasingly dependent on the technical cooperation of our partners.    Our strategy of developing system products based on industry-standard technologies has increased our dependence on Intel and other partners. It is important that we receive appropriate technical cooperation from Intel and other partners, and that the products from these partners continue to evolve in ways that support the differentiation that we seek to bring to our products.

        The competitiveness of our system products, particularly our servers, is also significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. Over the last few years, SGI has made a strategic shift towards open standards and away from proprietary technology. Our ability to achieve success with our Linux-based products and services is dependent on a number of factors including, but not limited to: the growth of the Linux market, the acceptance of Linux solutions by customers in demanding environments, the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture and our dependence on acceptance of SGI-developed code by the Open Source Community and by Linux distributors with whom we partner.

        Our dependence on third party partners and suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis.    We rely on both single source and sole source suppliers for many of the components we use in our products. Our business is dependent on our ability to anticipate our needs for components and products and our suppliers' ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility and the possibility of charges for excess and obsolete inventory. We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

        We are dependent on sales to the U.S. government.    A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to changes in appropriation and spending patterns. The U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Any disruption or limitation in our ability to do business with the U.S. Government could have an adverse impact on SGI.

        A portion of our business requires security clearances from the U.S. government. We have implemented measures to maintain our clearances in light of the fact that our Chairman and Chief

Executive Officer, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

        We expect our operating results to fluctuate for a variety of reasons.    Our revenue and operating results may fluctuate for a number of reasons from period-to-period. Decreases in revenue can arise from any number of factors, including decreased demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, competitive factors, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by us or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, industry price trends, and the mix of server and desktop product revenue as well as the mix of configurations within these product categories. As a result of the concentration of sales in the third month of each quarter, developments late in a quarter can have a significant impact on that period's results.

        Our typical concentration of sales at the end of our fiscal quarters makes period-to-period financial results less predictable.    Over half of each quarter's product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. This makes the forecasting of revenue inherently uncertain and can produce pressure on the Company's internal infrastructure during the third month of a quarter. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations.

        We are subject to the risks of international operations.    We generate a large portion of our revenue outside of the United States, and as a result, our business is subject to the risks associated with doing business internationally. War, terrorism or public health issues in the regions of the world in which we do business have caused and may continue to cause damage or disruption to commerce by creating economic and political uncertainties. Such events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our costs of operations, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to: changes in a country's economic and labor conditions; currency fluctuations; changes in tax laws; changes in the regulatory or legal environment; difficulties associated with repatriating cash generated abroad; fluctuations in transportation costs; natural and medical disasters; and trade protection measures.

        Many of our international sales require export licenses.    Our sales to customers outside the United States are subject to U.S. export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

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

        Downward fluctuations in the price of our common stock may cause our common stock to be delisted.    During fiscal 2003 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than $1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. Our stock price has been and is likely to continue to be highly volatile. As of August 27, 2004, the 52-week range for our stock price was $0.92 to $3.80. Declines in the price of our common stock may be caused by our failure to meet the investment community's expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

        We operate in a highly competitive industry.    The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. Specifically, certain PC vendors market products that can be clustered together to produce systems that compete with our mid-range products. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See "Many of our international sales require export licenses."

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

        We may not be able to utilize a significant portion of our net operating loss and credit carryforwards.    We have generated a significant amount of U.S. net operating loss carryforwards due to prior period losses. U.S. and State income tax laws limit the amount of these carryforwards a company can utilize upon a greater than 50% cumulative shift of stock ownership over a three year period. The issuance of additional common stock, in financing transactions or on conversion of our outstanding convertible bonds such as the 2009 Senior Convertible Notes issued in December 2003, will count towards this cumulative ownership shift. There is a risk that our ability to use our existing carryforwards in the future could be limited, and not available to offset income tax liabilities from future profits. This would have an effect on our cash balances and liquidity and would reduce our income after taxes. This would not affect our future effective tax rate since any affected loss and credit carryforwards have been subjected to a valuation allowance in prior periods.

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

        To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 25, 2004. We computed the market values for foreign exchange risk based on spot rates in effect at June 25, 2004. The market values that result from these computations are compared to the market values of these financial instruments at June 25, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

        The results of the sensitivity analysis at June 25, 2004 are as follows:

        Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would result in an increase in aggregate fair values of our financial instruments by $13 million at June 25, 2004. A percentage point increase in the levels of interest rates with all other variables held constant would result in a decrease in aggregate fair values of our financial instruments by $13 million at June 25, 2004.

        Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of our financial instruments by $6 million June 25, 2004. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $5 million at June 25, 2004.

        The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations	38
Consolidated Balance Sheets	39
Consolidated Statements of Cash Flows	40
Consolidated Statements of Stockholders' (Deficit) Equity	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedule:
For each of the three fiscal years in the period ended June 25, 2004
Schedule II—Valuation and Qualifying Accounts	75

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related footnotes.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 25, 2004 and June 27, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 25, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 25, 2004 and June 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                             /s/ ERNST & YOUNG LLP

Palo Alto, California
July 22, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands, except per share amounts)
Revenue:
Product and other revenue	$499,144	$518,360	$826,796
Service revenue	342,858	378,245	450,478

Total revenue	842,002	896,605	1,277,274
Costs and expenses:
Cost of product and other revenue	292,628	329,190	461,373
Cost of service revenue	200,217	234,290	298,946
Research and development	108,763	157,924	163,725
Selling, general and administrative	257,742	282,359	409,561
Other operating expense	47,825	30,046	44,476

Total costs and expenses	907,175	1,033,809	1,378,081

Operating loss	(65,173)	(137,204)	(100,807)
Interest expense	(19,234)	(25,484)	(22,959)
Interest income and other, net	(25,366)	820	41,660

Loss from continuing operations before income taxes	(109,773)	(161,868)	(82,106)
Income tax benefit	(9,527)	(26,665)	(32,670)

Net loss from continuing operations	$(100,246)	$(135,203)	$(49,436)

Discontinued operations:
Net income from discontinued operations, net of tax	3,975	5,499	3,113
Gain on disposition of discontinued operations, net of tax	50,501	—	—

Net loss	$(45,770)	$(129,704)	$(46,323)

Net (loss) income per common share—basic and diluted:
Continuing operations	(0.44)	(0.67)	(0.25)
Discontinued operations	0.24	0.03	0.02
Net loss per share—basic and diluted	$(0.20)	$(0.64)	$(0.24)

Shares used in the calculation of net loss per share—basic and diluted	227,837	201,424	194,974

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	June 25, 2004	June 27, 2003
	(in thousands, except share and per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$154,855	$136,028
Short-term marketable investments	2,010	440
Short-term restricted investments	23,585	35,298
Accounts receivable, net of allowance for doubtful accounts of $4,575 in 2004; $6,439 in 2003	113,901	116,930
Inventories	66,938	70,870
Prepaid expenses	9,916	9,243
Other current assets	25,000	39,388
Current assets of discontinued operations	—	24,696

Total current assets	396,205	432,893
Restricted investments	909	1,430
Property and equipment, net of accumulated depreciation and amortization	74,595	103,484
Other assets, net	98,215	106,841
Noncurrent assets of discontinued operations	—	5,206

	$569,924	$649,854

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$65,119	$75,829
Accrued compensation	37,053	36,536
Income taxes payable	6,082	22,640
Other current liabilities	70,591	103,772
Current portion of deferred revenue	96,058	118,208
Current portion of restructuring charge	27,876	17,840
Current portion of long-term debt	17,775	16,894
Current liabilities of discontinued operations	—	22,902

Total current liabilities	320,554	414,621
Long-term debt	264,212	291,956
Long-term deferred revenue	25,749	16,783
Other liabilities	82,087	91,385

Total liabilities	692,602	814,745
Commitments and contingencies
Stockholders' deficit:
Common stock, $.001 par value, and additional paid-in capital; 750,000,000 shares authorized; shares issued: 261,179,276 in 2004; 204,590,129 in 2003;	1,550,425	1,467,798
Accumulated deficit	(1,645,970)	(1,606,049)
Treasury stock, at cost: 636,302 shares in 2004; 618,350 shares in 2003;	(6,774)	(6,715)
Accumulated other comprehensive loss	(20,359)	(19,925)

Total stockholders' deficit	(122,678)	(164,891)

	$569,924	$649,854

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands)
Cash Flows From Operating Activities of Continuing Operations:
Net loss	$(45,770)	$(129,704)	$(46,323)
Income from discontinued operations	(3,975)	(5,499)	(3,113)
Gain on disposition of discontinued operations	(50,501)	—	—

Net loss from continuing operations	(100,246)	(135,203)	(49,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,399	85,010	145,202
Amortization	6,776	7,783	11,264
Amortization of premium on 6.50% Senior Secured Convertible Notes	(7,160)	—	—
Loss on early extinguishment of debt	30,915	—	—
Non-cash interest expense on induced debt conversion	3,089	—	—
Gain on sale of 60% interest in SGI Japan	—	—	(63,723)
Gain on sale of long-term investments	—	—	(1,713)
(Gain) loss on sale of corporate real estate	—	5,665	(3,573)
Loss on equity investments	—	2,985	6,158
Restructuring and impairment charges, net	3,062	3,516	11,515
Other	1,858	(1,983)	9,772
Changes in operating assets and liabilities:
Accounts receivable	3,029	59,332	97,791
Inventories	(7,907)	23,685	45,474
Accounts payable	(10,710)	(15,744)	(55,468)
Accrued compensation	517	(20,612)	85
Deferred revenue	(18,350)	(18,285)	(69,481)
Other assets and liabilities	(40,521)	(40,661)	(106,862)

Total adjustments	37,997	90,691	26,441

Net cash used in operating activities of continuing operations	(62,249)	(44,512)	(22,995)
Cash Flows From Investing Activities of Continuing Operations:
Marketable investments:
Purchases	(1,608)	(449)	(2,125)
Maturities	38	4,886	225
Purchases of restricted investments	(87,706)	(194,707)	(448,984)
Proceeds from the maturities of restricted investments	100,165	203,703	481,147
Proceeds from the sale of interest in SGI Japan	—	—	90,705
Proceeds from the sale of corporate real estate and other assets	10,615	7,653	29,400
Proceeds from the disposition of discontinued operations	58,401	—	—
Capital expenditures	(17,866)	(17,782)	(28,158)
Increase in other assets	(9,138)	(20,416)	(7,273)

Net cash provided by (used in) investing activities of continuing operations	52,901	(17,112)	114,937
Cash Flows From Financing Activities of Continuing Operations:
Payments of debt principal	(18,056)	(10,777)	(13,833)
Payments of debt issuance costs	(3,618)	—	—
Sale of SGI common stock	2,579	3,240	8,547
Sale of SGI common stock through private placement	47,270	—	—

Net cash provided by (used in) financing activities of continuing operations	28,175	(7,537)	(5,286)

Net increase (decrease) in cash and cash equivalents	18,827	(69,161)	86,656
Cash and cash equivalents at beginning of year—continuing operations	136,028	205,189	118,533

Cash and cash equivalents at end of year—continuing operations	$154,855	$136,028	$205,189

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Three years ended June 25, 2004
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	(in thousands)
Balance at June 30, 2001	$1,442,867	$(1,340,085)	$(105,190)	$(22,875)	$(25,283)
Components of comprehensive loss:
Net loss	—	(46,323)	—	—	(46,323)
Currency translation adjustment	—	—	—	901	901
Change in unrealized gain on available-for-sale investments, net of tax of $(66)	—	—	—	(165)	(165)
Reclassification adjustment of accumulated unrealized gain related to the sale of investments	—	—	—	2,637	2,637
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	(2,691)	(2,691)

Total comprehensive loss					(45,641)
Issuance of treasury stock (5,241,108 shares) under employee stock plans—net	2,106	(79,773)	88,094	—	10,427
Issuance of common stock (2,400,000 shares) for settlement of securities class action lawsuit	5,856	—	—	—	5,856

Balance at June 28, 2002	1,450,829	(1,466,181)	(17,096)	(22,193)	(54,641)

Components of comprehensive loss:
Net loss	—	(129,704)	—	—	(129,704)
Currency translation adjustment	—	—	—	680	680
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	1,588	1,588

Total comprehensive loss					(127,436)
Common stock reserved for issuance (5,600,000 shares) for settlement of securities class action lawsuit	13,664	—	—	—	13,664
Issuance of common stock (4,858,287 shares) and treasury stock (506,042 shares) under employee stock plans—net	3,305	(10,164)	10,381	—	3,522

Balance at June 27, 2003	1,467,798	(1,606,049)	(6,715)	(19,925)	(164,891)

Components of comprehensive loss:
Net loss	—	(45,770)	—	—	(45,770)
Currency translation adjustment activity	—	—	—	928	928
Currency translation adjustment included in net income of discontinued operations	—	—	—	(1,598)	(1,598)

Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	236	236

Total comprehensive loss					(44,864)
Adjustment to stock issued for settlement of securities class action lawsuit	(5,849)	5,849	—	—	—
Issuance of common stock (18,181,818 shares) under private placement net of issuance costs	47,270	—	—	—	47,270
Issuance of common stock (27,260,480 shares) through debt conversions	35,274	—	—	—	35,274
Issuance of common stock (959,520 shares) through induced conversion incentive	3,090	—	—	—	3,090
Issuance of common stock (3,645,761 shares) under employee stock plans—net	2,842	—	(59)	—	2,783

Balance at June 25, 2004	$1,550,425	$(1,645,970)	$(6,774)	$(20,359)	$(122,678)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

        SGI is a leading provider of products, services and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages in their marketplace. We also offer a range of technical solutions, including professional services, Reality Center immersive visualization centers, customer support and education. These products and services are targeted primarily towards five market segments: Defense and Security, Science and Research, Manufacturing, Energy and Media.

        Our products were manufactured in Wisconsin during fiscal 2004 and 2003 and in both Wisconsin and Switzerland during fiscal 2002. During the first half of fiscal 2002, we consolidated our manufacturing operations with the closure of our manufacturing facility in Switzerland. We distribute our products through our direct sales force, as well as through indirect channels including resellers, distributors and system integrators. Product and other revenue consists primarily of revenue from computer system and software product shipments, as well as the sale of software distribution rights, system leasing, technology licensing agreements and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts, as well as from delivery of professional services.

        We have incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $76 million at June 25, 2004, up from $18 million at June 27, 2003. Our unrestricted cash and marketable investments at June 25, 2004 were $157 million, up from $136 million at June 27, 2003. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from operations will be sufficient to meet our financial obligations through at least the next twelve months.

        We are committed to our goal of reestablishing profitable operations and positive cash flow. If we experience a material shortfall versus our plan for fiscal 2005, we expect to take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We believe that we have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions and re-evaluation of our global distribution model. We also believe that we can take actions to generate cash by licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows. See "Risks That Affect Our Business."

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation and Principles of Consolidation    The consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Reclassifications    Certain reclassifications have been made to all periods presented in the consolidated financial statements to conform to the current year presentation. As described in Note 7, "Discontinued Operations", we have classified the financial results of our Alias application software business as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

        Foreign Currency Translation    Historically, the functional currency of a majority of our foreign subsidiaries' was their local currency and, at the end of every period, their financial statements were translated to the U.S. dollar at the rates of exchange in effect at the end of the period with the resulting translation adjustments recorded directly to accumulated other comprehensive loss, a separate component of stockholders' deficit. Effective December 29, 2001, we changed the functional currency of all but a few of our foreign subsidiaries from their respective local currency to the U.S. dollar due to the subsidiaries' operations becoming less self-contained and more integrated within our U.S. business. Accordingly, we translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets, which are remeasured at their historical exchange rates. Revenues and expenses are translated using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in operations. For the year ended June 25, 2004, currency transaction gains or losses net of hedging gains or losses, have not been significant to our operating results in any period.

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

        Cash Equivalents and Marketable and Restricted Investments    Cash equivalents consist of high credit quality money market instruments with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high credit quality money market instruments and high credit quality debt securities with maturities of one year or less, and are stated at fair value. At June 25, 2004 and June 27, 2003, our cash equivalents and marketable investments are all classified as available-for-sale. At June 25, 2004 and June 27, 2003, our restricted investments are classified as available-for-sale but are pledged as collateral against letters of credit or held under a security agreement. Restricted investments are held in SGI's name by major financial institutions.

        The cost of securities when sold is based upon specific identification. We include realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in interest income and other, net. We include unrealized gains and losses (net of tax) on securities classified as available-for-sale in accumulated other comprehensive loss, a component of stockholders' deficit.

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

        For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss and reclassified into revenue in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized as a component of interest income and other, net during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive loss as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in interest income and other, net during the period.

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

        Other Assets    Included in other assets are spare parts that are generally depreciated on a straight-line basis over the course of their respective estimated useful lives ranging from two to five years and equity investments in certain technology companies that are carried at either market value or the lower of cost or market. Our investment in SGI Japan comprised the majority of our total equity investments for fiscal years 2004 and 2003. Also included in other assets is goodwill associated with the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991 which, prior to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on June 29, 2002, was being amortized on a straight-line basis over a period of 20 years.

        Revenue Recognition    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

        Multiple Element Arrangements    SGI enters into multiple-element revenue arrangements where we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product, SGI consulting services and SGI maintenance services. In the first quarter of fiscal 2004, we adopted Emerging Issues Task Force ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables". Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. Multiple-element arrangements are separated into more than one element if all of the following are met:

  •
  The delivered item(s) has value to the customer on a standalone basis.

  •
  There is objective and reliable evidence of the fair value of the undelivered item(s).

  •
  If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

        If all of the above criteria are not met, revenue associated with the arrangement is deferred until the criteria are met on all undelivered elements, or the entire arrangement has been delivered. If objective and reliable evidence of fair value is available for all elements of the arrangement, revenue value for each element is allocated based upon relative fair value of each element to the total arrangement value. The price charged when an element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then allocate the residual value to the delivered elements. In the absence of fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting and revenue for the delivered elements is deferred until the undelivered elements have been delivered.

        Certain multiple-element arrangements may be delivered over a longer duration of time. In these instances, we typically recognize revenue using the proportional performance methodology, reflecting the view that the earnings process occurs over time, as defined in Statement of Financial Accounting Concepts ("CON") 5, "Recognition and Measurement in Financial Statements of Business Enterprises". We recognize revenue as work progresses, based on the percentage that incurred costs to date bear to estimated total costs.

        Occasionally, we enter into a multiple-element arrangement in which substantial modification of software is one element of the arrangement and that software does not provide separate value to the customer. In this instance, the entire arrangement is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs.

        Under the two situations described above, if we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contract will be reviewed on a regular basis to determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

        Product Revenue    We recognize product revenue under SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 104 "Revision of Topic 13 (Revenue Recognition)," when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with certain resellers.

        Certain of our customers prefer to acquire our products under a sales type lease arrangement, as it affords flexibility in life-cycle management and cash flow requirements. We assist our customers in securing independent financing but do not guarantee customer payments or lease residuals. Beginning in the third quarter of fiscal 2004, we recognize revenue on these arrangements when both of the criteria under SFAS No. 13, "Lease Accounting" and SAB 104 have been met.

        Service Revenue    We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term. Consulting and installation revenue is recognized when the service has been performed.

        Software Revenue    We recognize stand-alone software revenue in accordance with AICPA Statement of Position ("SOP") No. 97-2,"Software Revenue Recognition", as amended by SOP 98-9, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Operating system software revenue is recognized when we ship the product and the revenue recognition criteria for product revenue have been met. If any of these criteria are not met, or the transaction is not on a stand-alone basis, revenue recognition is deferred until all criteria are met.

        Royalty Revenue    We generally recognize royalty revenue, under technology agreements, in the quarter in which we receive reports from licensees detailing the shipments of products incorporating our intellectual property components. The reports are generally received on a one-quarter lag basis from when the royalty revenues were earned.

        Engineering Service Revenue    We recognize engineering services revenue, on a proportional performance basis if costs to complete can be reasonably estimated and collectibility is probable. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to total estimated costs.

        Shipping and Handling Costs    Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as product and other revenue.

        Product Warranty    We provide at the time of sale for an estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX and Linux systems and up to three years on Windows NT® and storage systems.

        Advertising Costs    We account for advertising costs as expense in the period in which they are incurred. Advertising expense from continuing operations for fiscal years 2004, 2003 and 2002 was $2 million, $1 million and $1 million, respectively.

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

        Long Lived Assets    In accordance with the provisions of SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets classified as "held and used", including property and equipment, assets under capital leases, and long term prepaid assets subject to amortization for impairment whenever events or changes in business circumstances, such as a significant industry downturn or a significant decline in projected future cash flow for an operating segment, indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when the sum of its estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. In accordance with the SFAS 144 provisions, we classify long lived assets as "held for sale" only when all of the criteria for a qualifying plan of sale are met and reassess their "fair value less cost to sell" each reporting period. We classify long lived assets to be disposed of other than by sale as "held and used" until they are actually disposed and report them at the lower of the carrying amount or fair value less costs to sell.

        Capitalized Software    In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are included in property and equipment (see Note 10) and are amortized over periods ranging from 3 to 5 years.

        Recent Accounting Pronouncements    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIE's") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. The Revised Interpretations have been applied to our second quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. We have not entered into any material arrangements with VIE's created after January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows. If we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Note 3. Stock-Based Compensation

        At June 25, 2004, we have both stock-based employee and non-employee director compensation plans, which are described more fully in Note 18. We have elected to use the intrinsic method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123), subsequently amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" to account for stock-based awards issued to employees under these plans. No employee stock-based compensation cost is reflected in net loss from continuing operations (with the exception of restricted stock awards) during the periods presented in the table below, as all options granted to employees under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the pro forma effect on net loss from continuing operations and net loss per share from continuing operations as if we had applied SFAS 123's fair value method of accounting for stock-based awards issued to our employees:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands, except per share amounts)
Net loss from continuing operations—as reported	$(100,246)	$(135,203)	$(49,436)
Additions:
Stock-based employee compensation expense, included in net loss above	$201	$281	$1,988
Deductions:
Stock-based employee compensation expense determined under the fair value method for all awards	$(4,949)	$(9,729)	$(15,352)

Pro forma net loss from continuing operations	$(105,026)	$(144,651)	$(62,800)

Net loss per share from continuing operations—basic and diluted—as reported	$(0.44)	$(0.67)	$(0.25)

Net loss per share from continuing operations—basic and diluted—pro forma	$(0.46)	$(0.72)	$(0.32)

        The pro forma information above may not be representative of the effects on potential pro forma effects on results for future years.

Note 4. Other Operating Expense

        Other operating expense is as follows (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Restructuring and impairment charges, net	$47,825	$30,046	$44,476

        Restructuring    In fiscal 2002 we announced and implemented restructuring actions ("fiscal 2002 restructuring plan"), which resulted in net aggregate charges of $46 million and the elimination of approximately 1,000 positions across all levels and functions. Severance payments and related charges of $37 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Third party contract cancellation charges associated with the fiscal 2002 actions totaled $3 million. We vacated approximately 176,000 square feet of administrative facilities throughout the world, with lease terms expiring through fiscal 2007 and estimated ongoing lease payments of $5 million.

        Starting in the fourth quarter of fiscal 2002, we began to implement additional restructuring actions ("fiscal 2003 restructuring plan") which continued throughout fiscal 2003. These actions resulted in net aggregate charges of $20 million and the elimination of approximately 370 positions across all levels and functions. Severance payments and related charges of $14 million consisted primarily of salary and expected payroll taxes, extended medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 60,000 square feet of leased facilities in the US, with lease terms expiring through fiscal 2009, which require ongoing lease payments of $6 million, net of $3 million of estimated sublease income.

        As of June 25, 2004 we have substantially completed our execution of the fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 restructuring plans, with the exception of certain vacated leased facilities that have lease terms expiring through the end of fiscal 2010. Our obligations associated with these leases as of June 25, 2004 were approximately $6 million under the fiscal 2000 restructuring plan, $4 million under the fiscal 2001 restructuring plan, $0.5 million under the fiscal 2002 restructuring plan and $1 million under the fiscal 2003 restructuring plan. Facilities obligations noted above are net of aggregated estimated sublease income of approximately $3 million between the fiscal 2000 and fiscal 2001 plans. Estimated sublease income associated with the fiscal 2002 and 2003 plans is negligible.

        During the fourth quarter of fiscal 2003, we announced and began to implement additional restructuring activities ("fiscal 2004 restructuring plan"). These actions resulted in aggregate charges of $10 million and the elimination of approximately 320 positions across all levels and functions. Severance payments and related charges of $9 million consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services. The remaining $1 million in charges were comprised of costs associated with third party contract cancellations, outside consulting services and vacating approximately 6,400 square feet of administrative facilities overseas, with lease terms expiring through fiscal 2004. Estimated sublease income associated with these vacated facilities is negligible.

        During fiscal 2004, we continued restructuring activities under the fiscal 2004 restructuring plan. These actions resulted in aggregate net charges of $48 million and the elimination of approximately 520 positions across all levels and functions in 2004. Severance payments and related charges of $19 million consisted primarily of salary and expected payroll taxes, medical benefits, statutory legal obligations and outplacement services. Our plans included vacating approximately 100,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2007. We estimated this would require ongoing lease payments of $2 million, net of sublease income. Throughout fiscal 2004, we made adjustments of approximately $0.7 million and $0.5 million to our estimate of severance payments and related charges under the fiscal 2003 and fiscal 2004 restructuring plans, respectively, due to lower than originally estimated severance and related costs. We also reevaluated and reduced our estimate of facilities related payments under remaining restructuring plans by approximately $3 million due to the reassessment of rent rates and tax obligations.

        In the first quarter of fiscal 2004, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocate our headquarters to our nearby Crittenden Technology Center campus. This relocation was completed by the end of the fourth quarter of fiscal 2004. Under this sublease arrangement, we recorded charges of $28 million in fiscal 2004 of which $21 million represented the fair value of the future net sublease loss component, $1 million represented accretion expense and $6 million represented other facility costs directly associated with this arrangement. Pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we are required to determine the fair value of future contractual obligations using our credit-adjusted risk-free interest rate at the point we cease to use the respective buildings. As such, we have discounted the future remaining obligations for each building, which approximate $18 million. We are also required to accrete this discounted estimated net sublease loss up to its undiscounted value of $70 million from the respective cease-use dates to the end of the lease terms ending in fiscal 2013. During the second and third quarters of fiscal 2004, we increased the fiscal 2004 restructuring accrual related to our headquarters relocation by $36 million, respectively, by reclassifying to restructuring previously recorded amounts associated with our old Amphitheatre Technology Center campus headquarters that was included in other liabilities.

        The relocation of our Mountain View, California headquarters, which is complete, is expected to result in a net reduction in our facilities occupancy costs of approximately $14 million to $17 million per year beginning in fiscal 2005. Beginning in fiscal 2004, we began to record accretion expense, as noted above, which will approximate $1 million to $8 million annually through fiscal 2013.

        The remaining restructuring accrual balance of approximately $60 million at June 25, 2004 includes $1 million in severance obligations and $59 million of facility-related liabilities, net of estimated sublease income of $95 million. Approximately $1 million in severance and related charges will be paid by the third quarter of fiscal 2005 and approximately $59 million, net, of facility related liabilities will be paid through fiscal 2013.

        Impairment    As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $12 million of fixed assets held for disposal which included a $7 million charge for our Switzerland manufacturing facility that was closed during the second quarter of fiscal 2002.

        As a result of the fiscal 2003 restructuring activities described above, we wrote down approximately $2 million of fixed assets in fiscal 2003, which included leasehold improvements and associated furniture and fixtures held for disposal in the vacated offices and buildings. In addition, we recorded a charge of approximately $3 million for the Switzerland manufacturing facility as a result of the fair value reassessment by an independent third party.

        As a result of the fiscal 2004 restructuring activities and relocating our headquarters described above, we wrote down approximately $3 million of fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the vacated buildings.

        The following table depicts the restructuring and impairment activities in fiscal 2004, 2003 and 2002 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other Charges	Impairment Charges	Total
Balance at June 30, 2001	$36,150	$1,217	$43,282	$—	$—	$80,649

Additions—fiscal 2002 restructuring and impairment	37,440	3,224	4,899	—	11,515	57,078
Adjustments:
Increase	—	—	—	—	—	—
(Decrease)	(6,430)	—	(6,172)	—	—	(12,602)
Expenditures:
Cash	(57,982)	(3,023)	(20,438)	—	—	(81,443)
Non-cash	—	—	6,172	—	(11,515)	(5,343)

Balance at June 28, 2002	$9,178	$1,418	$27,743	$—	$—	$38,339

Additions—fiscal 2003 restructuring and impairment	22,759	207	5,558	—	3,516	32,040
Adjustments:
Increase	550	—	—	—	—	550
(Decrease)	—	—	(2,544)	—	—	(2,544)
Reclassification:
Cash	—	—	6,179	—	—	6,179
Non-cash	—	—	—	—	1,399	1,399
Expenditures:
Cash	(25,296)	(1,612)	(12,288)	—	—	(39,196)
Non-cash	—	—	—	—	(4,915)	(4,915)

Balance at June 27, 2003	$7,191	$13	$24,648	$—	$—	$31,852

Additions—fiscal 2004 restructuring and impairment	19,646	641	23,284	5,590	3,062	52,223
Adjustments:
Increase	—	—	—	—	—	—
(Decrease)	(1,207)	—	(3,191)	—	—	(4,398)
Reclassification:
Cash	—	—	—	—	—	—
Non-cash	—	—	36,461	—	—	36,461
Expenditures:
Cash	(24,204)	(654)	(22,704)	(5,590)	—	(53,152)
Non-cash	—	—	—	—	(3,062)	(3,062)

Balance at June 25, 2004	$1,426	$—	$58,498	$—	$—	$59,924

        The total amount of severance and related charges, cancelled contracts, facilities and other charges for each reportable segment incurred during the third and fourth quarters of fiscal 2003 and fiscal

2004, the cumulative amounts incurred to date and the total amount of costs expected to be incurred in connection with our restructuring plans are presented below (in thousands):

Category	High-Performance Systems	Workstations	Global Services	Total
Fiscal 2003 restructuring:
Costs incurred to date, net of adjustments:(1)
Severance and Related Charges	$5,071	$2,123	$5,397	$12,591
Canceled Contracts	69	28	73	170
Vacated Facilities	77	32	81	190

Total fiscal 2003	$5,217	$2,183	$5,551	$12,951

(1) Costs incurred to date closely approximate total costs expected to be incurred.
Fiscal 2004 restructuring:
Costs incurred to date, net of adjustments:
Severance and Related Charges	$8,634	$2,008	$8,500	$19,142
Canceled Contracts	291	75	275	641
Vacated Facilities	10,459	2,422	9,970	22,851
Other	2,524	595	2,471	5,590
Impairment Charges	1,388	326	1,348	3,062

Total fiscal 2004	$23,296	$5,426	$22,564	$51,286

Cumulative at June 25, 2004	$28,513	$7,609	$28,115	$64,237

Estimated future costs to be incurred under the 2004 restructuring plan:
Vacated Facilities	$22,021	$3,549	$22,058	$47,628

Total costs to be incurred in future periods	$22,021	$3,549	$22,058	$47,628

Total costs expected to be incurred	$50,534	$11,158	$50,173	$111,865

Note 5. Loss Per Share

        Set forth below is a reconciliation of basic and diluted loss per share from continuing operations:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands, except per share amounts)
Net loss from continuing operations	$(100,246)	$(135,203)	$(49,436)

Weighted average shares outstanding—basic and diluted	227,837	201,424	194,974

Net loss per share from continuing operations—basic and diluted	$(0.44)	$(0.67)	$(0.25)

Potentially dilutive securities excluded from computations because they are anti-dilutive	87,737	17,727	18,090

Note 6. Financial Instruments

        Cash Equivalents and Marketable and Restricted Investments    The following table summarizes by major security type the fair value of our cash equivalents and marketable and restricted investments at June 25, 2004 and June 27, 2003 (in thousands):

	2004	2003
Money market funds	$2,678	$1,220
Time deposits	32,106	39,814
U.S. commercial paper	503	734

Total	35,287	41,768
Less amounts classified as cash equivalents	(8,783)	(4,600)

Total marketable and restricted investments	$26,504	$37,168

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

        Cash Flow Hedges    Cash flow hedges are hedges of forecasted transactions. We purchase currency options and currency forward contracts generally expiring within one year as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The amount in accumulated Other Comprehensive Loss as of June 25, 2004 will be reclassified to operations within the next twelve months.

        Accumulated Derivative Gains or Losses    The following table summarizes activity in Other Comprehensive Loss related to derivatives classified as cash flow hedges held by us during the period from July through June of the following fiscal periods (in thousands):

	2004	2003
Opening balance	$(381)	$(1,969)
Reclassified into earnings from other comprehensive loss, net	1,645	5,736
Changes in fair value of derivatives, net	(1,409)	(4,148)

Unrealized loss on derivative instruments included in other comprehensive loss	$(145)	$(381)

        The effect on earnings for the fiscal periods presented relating to the ineffectiveness of hedging activities was not material.

        Fair Value of Financial Instruments    The carrying amounts and estimated fair values of our financial instruments at June 25, 2004 and June 27, 2003 are summarized as follows (in thousands):

	2004			2003
	Carrying Amount		Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents		$154,855	$154,855	$140,836	$140,836
Marketable investments		$26,504	$26,504	$37,168	$37,168
Debt instruments		$281,987	$416,229	$308,850	$227,655
Currency forward contracts		$(58)	$(58)	$(355)	$(355)
Currency options	77 $		$77	$(270)	$(270)

Note 7. Discontinued Operations

        On April 14, 2004, we entered into a definitive agreement for the sale of our Alias application software business ("Alias") to Accel-KKR, a technology-focused private equity investment firm. The transaction closed on June 15, 2004 and we received $58.4 million in gross proceeds, recorded a net gain of $50.5 million and transferred approximately 430 employees to Accel-KKR. As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented.

        The financial results of Alias included in discontinued operations, are as follows:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002(1)
	(in thousands)
Revenue	$66,425	$65,143	$64,112

Income (loss) from discontinued operations before income taxes	$4,975	$5,900	$(153)
Income tax provision (benefit)	1,000	401	(3,266)

Net income from discontinued operations	3,975	5,499	3,113
Gain on disposition of discontinued operations before income taxes	52,010	—	—
Income tax provision	1,509	—	—

Net gain on disposition of discontinued operations	50,501	—	—
Net income from discontinued operations	$54,476	$5,499	$3,113

(1)
In fiscal 2002 discontinued operations are deemed to have received a tax benefit of $3.3 million for prior year tax losses utilized by continuing operations.

        Total assets sold to and liabilities assumed by Accel-KKR on June 15, 2004 as well as total assets and liabilities of Alias included in discontinued operations at June 27, 2003, are as follows:

	2004	2003
	(in thousands)
Cash and cash equivalents	$9,468	$4,808
Accounts receivable, net	12,133	16,236
Other current assets	2,198	3,652
Property and equipment, net	3,711	4,578
Other assets	658	628

Total assets	$28,168	$29,902

Short-term deferred revenue	$15,035	$14,443
Other liabilities	8,544	8,459

Total liabilities	$23,579	$22,902

Note 8. Sale of Interest in SGI Japan

        On November 9, 2001, NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of SGI Japan for an aggregate purchase price of 11.5 billion Japanese yen, yielding approximately $91 million in net proceeds. The net proceeds exceeded 60% of the net book value of SGI Japan at the purchase date by approximately $68 million. The total gain in this transaction, after recognition of the debt reduction and transaction-related costs, was approximately $74 million. We recognized a gain of approximately $64 million in other income during the quarter ended December 28, 2001. Because SGI Japan, under an exclusive distribution agreement, received a discount in excess of the discount provided to another major distributor of SGI, the remaining $10 million of the overall gain on the sale was designated as deferred revenue to be recognized over three years as we fulfill product orders from SGI Japan under the long-term exclusive distribution agreement to supply SGI equipment, services and solutions in Japan. Our best estimate of the fair value of the future incremental discount was based on projected future product sales of SGI Japan through a combination of historical and forward-looking information. Also as part of this transaction, SGI's current yen-denominated debt held by a financial institution, which would have otherwise matured in December 2001, was restructured and is now owed to SGI Japan, maturing in quarterly installments from September 2002 through December 2004. The result of this debt restructuring was to reduce the outstanding balance at December 28, 2001 from $50 million to $37 million (See Note 16). SGI's debt is secured by its remaining ownership interest in SGI Japan. Effective November 10, 2001, SGI no longer consolidates SGI Japan's results in its financial statements but instead records its proportionate share of SGI Japan's earnings as non-operating income in accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock." Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a quarter lag.

Note 9. Concentration of Credit and Other Risks

        Credit Risk    Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash equivalents, investments, currency forward contracts and trade receivables. We place our investments and transact our currency forward contracts with high-credit-quality counter-parties and, by policy, limit the amount of credit exposure to any one counter-party. The credit risk on receivables due from counter-parties related to currency forward contracts is immaterial at June 25, 2004 and June 27, 2003. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

        Production    Most of our products incorporate components that are available from only one or from a limited number of suppliers. Many of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. If we were unable to procure certain such components or sustain our outsourced production capacity, it could affect our ability to meet demand for our products and this would have an adverse effect upon our results.

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

        Export Compliance    Our sales to foreign customers are subject to export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. See "Risks That Affect Our Business".

Note 10. Consolidated Financial Statement Details

Inventories

        Inventories at June 25, 2004 and June 27, 2003 are as follows (in thousands):

	2004	2003
Components and subassemblies	$31,518	$39,939
Work-in-process	13,067	8,897
Finished goods	9,514	12,000
Demonstration systems	12,839	10,034

Total inventories	$66,938	$70,870

Property and Equipment

        Property and equipment at June 25, 2004 and June 27, 2003 are as follows (in thousands):

	2004	2003
Land and buildings	$42,036	$66,101
Machinery and equipment (including capitalized software)	329,128	389,916
Furniture and fixtures	30,995	45,452
Leasehold improvements	41,731	40,235

	443,890	541,704
Accumulated depreciation and amortization	(369,295)	(438,220)

Net property and equipment	$74,595	$103,484

Note 11. Other Assets

        Other assets at June 25, 2004 and June 27, 2003 are as follows (in thousands):

	2004	2003
Spare parts, net of accumulated depreciation of $56,286 in 2004 and $75,493 in 2003	$33,881	$44,505
Investments	20,134	20,655
Software licenses, goodwill and other, net of accumulated amortization of $21,917 in 2004 and $79,249 in 2003	44,200	41,681

	$98,215	$106,841

Note 12. Goodwill

        At June 29, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The identification of our reporting units was determined per the guidelines in SFAS 142 and is consistent with our reportable segments as discussed in Note 22 to the Consolidated Financial Statements. We completed step one of the transitional goodwill impairment test as of December 27, 2002 and the annual goodwill impairment tests on June 27, 2003 and June 25, 2004, and found no impairment. Since no impairment was found, no further testing of goodwill is necessary unless there is evidence of further impairment or events or changes in circumstances occur by the end of fiscal 2005 that would reduce the fair value of the reporting units containing goodwill below their carrying amounts. At June 25, 2004, we had goodwill with a carrying value of approximately $13 million. In accordance with SFAS 142, the results for the fiscal year ended June 28, 2002 have not been restated. The following table discloses a reconciliation of reported net loss from continuing operations and basic and diluted net loss from continuing operations per share to the amounts adjusted for exclusion of goodwill amortization:

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
	(in thousands, except per share amounts)
Reported net loss	$(45,770)	$(129,704)	$(46,323)
Add:
Goodwill amortization, net of tax	—	—	1,460

Adjusted net loss	$(45,770)	$(129,704)	$(44,863)

Reported net loss per share—basic and diluted	$(0.20)	$(0.64)	$(0.24)
Add:
Goodwill amortization, net of tax	—	—	0.01

Adjusted net loss per share—basic and diluted	$(0.20)	$(0.64)	$(0.23)

Note 13. Financing Arrangement

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

        During the fourth quarter of fiscal 2003, we renewed our asset-based credit facility for a two-year term maturing in April 2005. In July 2004, the facility was amended to increase our maximum capacity under this line to $60 million. This facility is also subject to acceleration upon various events of default. The renewed facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. Generally, we do not use this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. As of June 25, 2004 we were using our full capacity under this line to secure $49 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (4.25% at June 25, 2004) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuates within the quarter, is below the level needed to secure our letters of credit. At June 25, 2004, the credit facility was secured by a total of $16 million cash collateral, which is included as a component of Short-term Restricted Investments.

        The credit facility contains financial and other covenants similar in nature to that of the previous facility, including a quarterly minimum EBITDA covenant, a requirement to maintain a daily unrestricted cash balance of at least $50 million and limits on annual capital expenditures. Our credit facility also includes covenants that, among other things, limit our ability to incur additional indebtedness, to consolidate or merge with, or sell substantially all our assets to, another person, issue capital stock, pay dividends on and redeem or repurchase our capital stock, or prepay or repurchase subordinated debt. During the fourth quarter of each of fiscal 2004 and 2003, we obtained a waiver of the EBITDA covenant and during the third quarter of fiscal 2004, we obtained a waiver of the minimum daily cash requirement. During the second quarter of fiscal 2004, we also obtained a waiver for an administrative reporting requirement. On September 1, 2004, we amended the credit facility to, among other things, set forth the quarterly minimum EBITDA requirement for each remaining quarter through the end of the term of the facility. In the event we are not able to comply with or obtain a waiver of the financial and other covenants of this facility, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital. See "Risks That Affect Our Business" and "Financial Condition".

Note 14. Guarantees

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

        Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity's failure to perform under an obligating agreement. We had no outstanding performance guarantees at June 25, 2004 that are subject to the disclosure requirements of FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

        Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying variable (e.g. a specified interest rate, security price or other variable) that is related to an asset, liability, or an equity security of the indemnified party. Indemnifications include agreements to indemnify the guaranteed party for an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Currently, we have issued indemnifications to cover potential exposure related to the payment of additional taxes. The term of an indemnification is based on the length of time required to settle the dispute. Indemnification agreements excluded from the scope of the guarantees under discussion include agreements in favor of customers with respect to potential intellectual property or other liabilities since such indemnifications are considered a component of standard product warranties.

        The following table discloses our obligations under guarantees as of June 25, 2004 (in thousands):

	Maximum Potential Amount of Future Payments	Assets Held as Collateral
Financial guarantees	$52,380	$52,380
Indemnifications	646	631

Total	$53,026	$53,011

        Assets held as collateral closely approximate fair value.

        The following table depicts product warranty activity during fiscal years 2004 and 2003 (in thousands):

	2004	2003
Beginning balance	$6,711	$8,958
New warranties issued	10,228	10,804
Cost of warranty claims	(10,426)	(13,310)
Changes in estimates	(1,310)	259

Ending balance	$5,203	$6,711

Note 15. Equity Issuances

        On February 17, 2004, we sold 18,181,818 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $50 million ($2.75 per share) to certain institutional investors in a private placement transaction. The proceeds, net of associated costs of approximately $3 million, have been used for general working capital purposes.

        On February 19, 2004, we also issued 959,520 shares of our common stock to certain of these institutional investors in connection with their conversion of $24 million aggregate principal amount of our 6.50% Senior Secured Convertible Notes due June 2009 into 19,190,400 common shares. In accordance with SFAS No. 84, "Induced Conversion of Convertible Debt", we recorded approximately $3 million in non-cash interest expense representing the fair market value of the additional 959,520 shares of common stock issued.

        In addition to the conversions noted above, during the second half of fiscal 2004, approximately $11 million principal amount of our 6.50% Senior Secured Convertible Notes were converted, resulting in the issuance of approximately 9 million shares of common stock.

Note 16. Long-Term Debt

        Long-term debt at June 25, 2004, and June 27, 2003, was as follows (in thousands):

	2004	2003
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $23,274	$212,355	$—
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $7,305 at June 25, 2004 ($8,097 at June 27, 2003)	49,471	48,679
10.00% Japanese Yen fixed rate loan due in quarterly installments through December 31, 2004	13,926	29,563
5.25% Senior Convertible Notes due September 1, 2004	3,849	230,591
11.75% Senior Secured Notes due June 1, 2009	2,386	—
Other	—	17

	281,987	308,850
Less amounts due within one year	(17,775)	(16,894)

Amounts due after one year	$264,212	$291,956

        In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the "Senior Secured Convertible Notes") and $2 million of 11.75% Senior Secured Notes (the "Senior Secured Notes") for 98% of our existing 5.25% Senior Convertible Notes (the "2004 Senior Notes"). The Senior Secured Convertible Notes are convertible at the holders' option into shares of common stock at a conversion price equal to $1.25 per share. The earliest our Senior Secured Convertible Notes are redeemable at our option is the beginning of December 2005. During calendar 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. Thereafter, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, or prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 13 to the

Condensed Consolidated Financial Statements for further information regarding our secured credit facility.

        The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the Notes. Also included in the $31 million loss was a write-off of $0.4 million in debt issuance costs associated with the extinguished debt.

        In the third quarter of fiscal 2004, approximately $35 million principal amount of our Senior Secured Convertible Notes were converted, resulting in the issuance of approximately 28 million shares of common stock, including approximately 19 million shares related to our induced conversion transaction further described in Note 15. The unamortized premium on our Senior Secured Convertible Notes was also reduced by $6 million, of which approximately $1 million was due to regular amortization and $5 million resulted from debt conversions. In the fourth quarter of fiscal 2004, the amount of debt conversion was negligible and unamortized premium was reduced by approximately $1 million primarily due to regular amortization.

        The remaining 2004 Senior Notes are convertible into shares of common stock at a conversion price equal to $18.70 per share. The 2004 Senior Notes are redeemable at our option at 100% of the principal amount. The 2004 Senior Notes are redeemable at the holder's option in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In December 2003, we successfully completed an exchange offer for 98% of the 2004 Senior Notes as noted above and approximately $4 million aggregate principal amount not tendered for exchange remained outstanding at June 25, 2004. On September 1, 2004, the remaining outstanding principal amount was paid in full.

        In connection with the fiscal 1996 acquisition of Cray Research, Inc., we assumed the 6.125% Convertible Subordinated Debentures due 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with face values of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of approximately $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of approximately $5 million in fiscal 2007 and approximately $6 million each from fiscal 2008 to 2010 are scheduled, with a final maturity payment of approximately $35 million in 2011.

        Principal maturities of long-term debt at June 25, 2004 are as follows (in millions): 2005—$18; 2006—$0; 2007—$5; 2008—$6; 2009—$197 and $40 thereafter.

Note 17. Leasing Arrangements as Lessee

        We lease certain of our facilities and equipment under non-cancelable operating lease arrangements.

        Future minimum annual lease payments under operating leases at June 25, 2004 are as follows (in millions): 2005—$51; 2006—$44; 2007—$39; 2008—$36; 2009—$36 and thereafter—$130. Included in these lease payments are amounts related to restructuring activities at June 25, 2004 as follows: 2005—$30; 2006—$25; 2007—$22; 2008—$22; 2009—$22 and thereafter—$79. Future contractual sublease and rental income as of June 25, 2004 are as follows (in millions): 2005—$4; 2006—$12; 2007—$12; 2008—$12; 2009—$12 and thereafter—$45, of which $95 million relates to restructuring.

        Aggregate operating lease rent expense in fiscal 2004, 2003 and 2002 was $28 million, $35 million and $45 million, respectively. Included in fiscal 2004, 2003 and 2002 rent expense is an offset of $3 million, $5 million and $6 million, respectively, which relates to recognition of a portion of our deferred gain on the sale leaseback transaction completed in December 2000 involving our Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. In the first quarter of fiscal 2004, we announced that we had entered into an agreement to sublease our Amphitheatre Technology Center campus in Mountain View, California. During fiscal 2004, we completed the relocation to our Crittenden Technology Center campus, where we leased additional space. Throughout fiscal 2004, in conjunction with our exiting of the Amphitheatre Technology Center campus we reclassified approximately $30 million of deferred gain on the sale leaseback transaction previously recorded in other liabilities to accrued restructuring. For additional information regarding this sublease agreement see Note 4 to the Consolidated Financial Statements. As of June 25, 2004, we have a remaining deferred gain of $4 million on the sale leaseback transaction that will be recognized over the terms of the respective leases as an offset to rent expense.

Note 18. Stockholders' Equity

        Stock Award Plans.    We have various stock award plans that provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock awards to members of our Board of Directors and employees. The Board of Directors determines the exercise price and vesting schedule for all stock option grants and restricted stock awards. All stock options granted in fiscal 2002 through 2004 had an exercise price of no less than the fair market value on the date of grant. No restricted stock awards were granted during fiscal 2004, 2003 or 2002.

        Stock options granted to employees typically vest monthly over a 25-month or 50-month period from the date of grant. Options granted to new employees generally also include a 10-month initial waiting period before they may be exercised. Restricted stock awards generally vest in four annual installments. Under the directors' compensation program, members of the Board of Directors receive an initial stock option grant on appointment to the Board which vests over a two year period, and an additional option grant annually which is fully vested on the date of grant.

        At the end of fiscal 2004, 2003, and 2002, there were 10,439,666, 11,042,542, and 16,362,551 options available for grant, respectively, and there were 48,750, 97,500, and 175,408 shares of restricted stock, respectively, subject to repurchase.

        Activity under all of the stock award plans was as follows:

	2004		2003		2002
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Balance at beginning of fiscal year	38,172,883	$3.02	34,419,589	$3.73	33,222,585	$5.08
Options granted	6,818,250	$1.16	10,034,800	$1.43	13,044,170	$0.87
Options exercised	(3,609,478)	$0.79	(852,215)	$0.56	(1,273,554)	$1.56
Options canceled	(6,760,743)	$3.50	(5,429,291)	$4.95	(10,573,612)	$4.71

Balance at end of fiscal year	34,620,912	$2.80	38,172,883	$3.02	34,419,589	$3.73

Exercisable at end of fiscal year	24,714,156	$3.35	27,498,427	$3.50	23,306,452	$4.44

        Additional information about options outstanding at June 25, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.42–$0.57	5,481,879	$0.56	7.03	5,341,479	$0.56
$0.62–$1.15	6,393,954	$1.14	9.15	1,167,552	$1.10
$1.18–$1.45	6,635,478	$1.44	8.07	2,875,462	$1.44
$1.50–$3.50	8,107,460	$3.26	6.30	7,522,100	$3.30
$3.56–$6.12	6,415,522	$5.65	4.92	6,221,324	$5.66
$6.30–$37.49	1,586,619	$9.01	4.07	1,586,239	$9.01

$0.42–$37.49	34,620,912	$2.80	6.92	24,714,156	$3.35

        Employee Stock Purchase Plan    Through April 2003, we had an employee stock purchase plan under which eligible employees were able to purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally began in May and November. Purchases were limited to 10% of each employee's compensation. Purchases under this plan were suspended in April 2003, when the shares available for purchase were exhausted. In December 2003, 12 million additional shares were approved for issuance under the plan by the shareholders and the plan was restarted in February 2004. Under the amended plan, eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twelve-month offering period or the end of each six-month purchase period. The purchase periods generally begin in February and August. Purchases are limited to 10% of each employee's compensation.

        At June 25, 2004, we had issued a total of 20,275,430 shares over the life of the plan. No shares were issued during fiscal 2004 and 4,006,072 shares and 3,967,554 shares were issued during fiscal 2003 and fiscal 2002, respectively. With shareholder approval in December 2003, we currently have 12,000,592 shares in reserve for future issuance under the plan. Scheduled purchases during fiscal 2003 and 2002 were pro-rated to allocate the shares available for purchase among the participants until the plan was suspended after the April 2003 purchase.

        Grant Date Fair Values    The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2004, 2003 and 2002 was $1.16, $1.43 and $0.87 per share, respectively. Restricted stock awards were not granted during fiscal 2002 through 2004. The average price of shares purchased under the Stock Purchase Plan during fiscal 2003 and 2002 was $0.70 and $1.64, respectively. No shares were purchased under the Stock Purchase Plan in fiscal 2004.

        The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2004, 2003, and 2002 was $0.72, $1.07, and $0.55 per share, respectively. The average estimated fair value of shares granted under the Stock Purchase Plan during fiscal 2004, 2003 and 2002 was $1.50, $0.61 and $1.16 per share, respectively. We estimated the weighted average fair value of options granted at the date of grant and the average price of stock under the Stock Purchase Plan using a Black-Scholes option-pricing model with the weighted average assumptions listed below.

	Employee Stock Options			Stock Purchase Plan Shares
	2004	2003	2002	2004	2003	2002
Expected life	2.77	2.92	4.05	0.50	0.50	0.50
Risk-free interest rate	1.30%	1.10%	3.00%	1.01%	1.52%	1.27%
Volatility	1.10	1.10	1.02	1.10	1.15	1.30
Dividend yield	0%	0%	0%	0%	0%	0%

        Pro Forma Information    We have elected to follow APB 25 in accounting for stock-based awards issued to employees. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock options is less than the market price of the underlying stock on the grant date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 for fiscal 2004, 2003, and 2002 was $0.2 million, $0.3 million, and $2 million, respectively.

        The pro forma information regarding net loss and net loss per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123 is presented in Note 3 to the Consolidated Financial Statements.

Note 19. Comprehensive Loss

        The components of accumulated other comprehensive loss, net of tax of $0 are as follow (in thousands):

	Years ended
	June 25, 2004	June 27, 2003
Unrealized loss on derivative instruments designated and qualifying as cash flow hedges	$(145)	$(381)
Foreign currency translation adjustments	(20,214)	(19,544)

Accumulated other comprehensive loss	$(20,359)	$(19,925)

Note 20. Income Taxes

        The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
United States	$(111,310)	$(156,939)	$(156,069)
International	1,537	(4,929)	73,963

	$(109,773)	$(161,868)	$(82,106)

        The benefit for income taxes consists of the following (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Federal:
Current	$(3,963)	$(4,452)	$(40,654)
Deferred	—	—	—
State:
Current	(2,571)	(2,784)	2,635
Deferred	—	—	—
Foreign:
Current	(2,868)	(19,032)	3,768
Deferred	(125)	(397)	1,581

	$(9,527)	$(26,665)	$(32,670)

        The benefit for income taxes reconciles to the amounts computed by applying the statutory federal rate to loss from continuing operations before income taxes as follows (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Tax at U.S. federal statutory rate	$(38,420)	$(56,654)	$(28,737)
State taxes, net of federal tax benefit	(1,670)	(1,810)	1,713
Net operating loss with no tax benefit	38,100	56,021	27,931
Change in U.S. federal tax law	—	—	(42,083)
Net foreign taxes with no tax benefit (expense)	(1,734)	(19,428)	5,349
Earnings subject to foreign taxes at lower rates	(6,092)	(4,958)	—
Other	289	164	3,157

Benefit for income taxes	$(9,527)	$(26,665)	$(32,670)

        As a result of the enactment of the Job Creation and Worker Assistance Act of 2002, which provided for additional U.S. federal operating loss carryback claims from the year ended June 30, 2001, we recognized additional tax benefits of approximately $42 million in the third quarter of the year ended June 28, 2002.

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 25, 2004 and June 27, 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$540,617	$526,777
General business credit carryforwards	62,593	63,605
Capitalized research expenses	50,085	16,220
Inventory valuation	22,594	43,053
Reserves not currently deductible	44,555	43,130
Other	100,440	110,971

Subtotal	820,884	803,756
Valuation allowance	(743,524)	(724,610)

Total deferred tax assets	77,360	79,146

Deferred tax liabilities:
Foreign taxes on unremitted foreign earnings, net of related U.S. tax liability	75,699	77,732
Other	3,997	2,568

Total deferred tax liabilities	79,696	80,300

Total	$(2,336)	$(1,154)

        At June 25, 2004, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $821 million. The gross deferred tax assets are offset by a valuation allowance of $744 million and deferred tax liabilities of $80 million. The valuation allowance of $744 million includes $25 million attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

        At June 25, 2004, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of approximately $1.3 billion, $354 million, and $196 million, respectively. The federal losses will begin expiring in fiscal year 2010, the state losses will begin expiring in fiscal 2005, and the foreign losses will begin expiring in fiscal year 2005. At June 25, 2004, we also had general business credit carryovers of approximately $41 million for United States federal tax purposes, which will begin expiring in fiscal year 2005, and state research and development credits of $29 million which can be carried forward indefinitely.

Note 21. Research and Development Arrangements

        Beginning in fiscal 2004, we entered into research and development arrangements with external government and commercial entities, varying in contract duration from 1 to 4 years. Currently, the value of these arrangements totals approximately $5 million and cover periods through fiscal 2008. The objective of these arrangements is to fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. In fiscal 2004, we earned approximately $1 million in compensation and incurred $1 million in costs under such contracts.

Note 22. Segment Information

        SGI has three reportable segments: High-Performance Systems, Workstations and Global Services. Based on how our Chief Executive Officer reviews the business, reportable segments were derived based on factors such as customer base, homogeneity of products, technology, delivery channels and other factors. Effective for fiscal 2004, we removed our prior generations and remarketed versions of workstations, graphics systems and high-performance servers sold through our Remarketed Products

Group from the High-Performance Systems and Workstations segments after reassessment of factors such as economic characteristics, homogeneity of products, technology and other factors. The Remarketed Products Group does not meet the quantitative thresholds required for separate disclosure and is included in "Other" in the reconciliation of reported revenue and operating profit. Prior year amounts have been reclassified to conform to current year presentation.

        The High-Performance Systems segment's current products include visualization systems, high-performance servers and integrated storage solutions. The High-Performance Systems segment's systems include the SGI Onyx family of graphics systems, the SGI InfiniteStorage line of storage solutions and the SGI Altix and Origin families of high-performance servers. Our High-Performance Systems are high-performance supercomputing systems designed for technical computing applications. Our High-Performance Systems are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

        The Workstation segment's current products include the Silicon Graphics Tezro and the Silicon Graphics Fuel workstations. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

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

        Expenses of the research and development, sales and marketing, manufacturing, finance and administration groups are allocated to the reportable segments and are included in the results reported. The revenue and related expenses of our Remarketed Products Group as well as certain corporate-level revenue and expenses are not allocated and are included in "Other" in the reconciliation of reported revenue and operating profit.

        We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported. The accounting policies for segment reporting are the same as those described in Note 2 to the Consolidated Financial Statements.

        Information on reportable segments is as follows for fiscal 2004, 2003, and 2002 (in thousands):

	High-Performance Systems	Visual Workstations	Global Services
2004:
Revenue from external customers	$361,900	$77,937	$345,696
Segment (loss) profit	$(63,626)	$(64,903)	$101,668
2003:
Revenue from external customers	$314,910	$136,448	$382,799
Segment (loss) profit	$(143,419)	$(77,964)	$101,596
2002:
Revenue from external customers	$437,216	$222,458	$456,790
Segment (loss) profit	$(160,755)	$(84,982)	$103,251
Significant items:
Charges for contract cancellations and inventory and future support costs related to the discontinuance of Pentium III-based product line	$—	$(13,864)	$(4,665)

        Reconciliation to SGI as reported (in thousands):

	Years ended
	2004	2003	2002
Revenue:
Total reportable segments	$785,533	$834,157	$1,116,464
Other	56,469	62,448	160,810

Total SGI consolidated	$842,002	$896,605	$1,277,274

Operating loss:
Total reportable segments	$(26,861)	$(119,787)	$(142,486)
Other	9,513	12,629	108,355
Restructuring	(44,763)	(25,131)	(32,961)
Write-down of impaired long-lived assets	(3,062)	(4,915)	(11,515)
Enterprise Resource Planning implementation expense	—	—	(22,200)

Total SGI consolidated	$(65,173)	$(137,204)	$(100,807)

        No single customer represented 10% or more of our total revenue in any period presented.

        Geographic revenue for the fiscal years 2004, 2003, and 2002 is based on the location of the customer. Long-lived assets at the end of fiscal 2004, 2003, and 2002 include all non-current assets except long-term restricted investments, other long-term investments and net long-term deferred tax assets. Geographic information is as follows (in thousands):

	Revenue			Long-lived Assets
	2004	2003	2002	2004	2003	2002
Americas	$547,530	$578,360	$808,818	$50,227	$62,748	$103,867
Europe	211,200	220,519	290,513	100,613	120,997	138,306
Rest of World	83,272	97,726	177,943	1,837	788	2,875

Total	$842,002	$896,605	$1,277,274	$152,677	$184,533	$245,048

Note 23. Benefit Plans

        401(k) Retirement Savings Plan.    We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. The Company's matching contributions for fiscal 2004, 2003 and 2002, were approximately $2 million, $2.5 million and $3 million, respectively.

        Deferred Compensation Plan.    We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $4 million as of June 25, 2004 and $3 million as of June 27, 2003. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date. The plan has been closed to both new participants and contributors.

Note 24. Related Party Transactions

        We have from time to time engaged in significant transactions with related parties in the ordinary course of business. Total revenue for the fiscal years ended 2004, 2003 and 2002 included, in the aggregate, sales to related parties in the amounts of $23 million, $32 million and $28 million, respectively. In fiscal 2004, 2003 and 2002, related party sales were primarily to SGI Japan which is not a consolidated subsidiary following the sale of a majority equity interest by SGI to NEC and NEC Soft during fiscal 2002. Total purchases from related parties, primarily with whom we maintain an equity investment, for the years ended 2004, 2003 and 2002 amounted to approximately $1 million, $3 million and $13 million, respectively. Aggregate amounts receivable from and amounts payable to such related parties were immaterial at June 25, 2004, June 27, 2003 and June 28, 2002.

        During fiscal 2001 and 2002 we extended loans to several executive officers. At June 25, 2004, and June 27, 2003 loans receivable from executives were $149 thousand and $607 thousand, respectively. For further information regarding loans to executives, see Item 13, "Certain Relationships and Related Transactions" of this Form 10-K.

Note 25. Supplemental Cash Flow Information

        Supplemental disclosures of cash flow information (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Cash paid during the year for:
Interest	$22,679	$19,405	$16,700
Income taxes, net of refunds	$(3,014)	$703	$(24,800)

        Supplemental schedule of non cash investing and financing activities (in thousands):

	Years ended
	June 25, 2004	June 27, 2003	June 28, 2002
Exchange of 6.50% Senior Secured Convertible Notes and 11.75% Senior Secured Notes for 98% of our existing 5.25% Senior Convertible Notes	$226,742	$—	$—
Conversion of 6.50% Senior Secured Convertible Notes into common stock	$32,185	$—	$—
Interest expense incurred with the induced conversion of a portion of our 6.50% Senior Secured Convertible Notes	$3,090	$—	$—
Settlement of shareholder lawsuit in common stock	$—	$—	$19,500

Note 26. Contingencies

        In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs' original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlined a process for identifying and resolving claims from members of the represented class. This process was completed in the third quarter of fiscal 2004.

        In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. In February 2004, we reached agreement regarding these adjustments. Our U.S. tax returns for years 2001 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT and sales tax audits for years 1989 through 2003 in various foreign jurisdictions. We believe adequate provisions have been made for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust its provision for income tax in the period such resolution occurs.

        SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor has publicly claimed that certain elements of the Linux operating system infringe SCO Group's intellectual property rights. We have received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purports to terminate our UNIX System V license effective October 14, 2003. We believe that the SCO Group's allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group's intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

        On September 30, 2003, a lawsuit captioned FuzzySharp Technologies Incorporated v. Silicon Graphics, Inc. alleging patent infringement by an SGI workstation product was filed by FuzzySharp in the United States District Court for the Northern District of California, Civil Action No. C 03-4404 JCS. The parties agreed to a settlement of this litigation in May 2004 and the complaint was dismissed in June 2004.

        In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Servicos Limitada, with regard to a claim by Cargil Prolease against a third party for breach of an April 1997 lease agreement to which SGI's subsidiary was a guarantor. We have appealed the judgment and expect the appeal to be heard in 2006.

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

        We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, our evaluation of the likely impact of these pending disputes could change in the future.

Note 27. Selected Quarterly Financial Data (Unaudited)

	Fiscal 2004(1)
	June 25	March 26	December 26	September 26
	(in thousands, except per share amounts)
Total revenue	$207,695	$212,565	$219,526	$202,216
Costs and expenses:
Cost of revenue	124,282	123,103	124,394	121,066
Research and development	23,283	26,733	26,788	31,959
Selling, general and administrative	65,656	62,598	60,137	69,351
Other operating expense(2)	1,959	8,643	12,986	24,237

Operating loss	(7,485)	(8,512)	(4,779)	(44,397)
Interest and other (expense) income, net	(2,852)	583	(34,974)	(7,357)

Loss from continuing operations before income taxes	(10,337)	(7,929)	(39,753)	(51,754)

Net loss from continuing operations	(7,559)	(5,222)	(38,740)	(48,725)
Net income from discontinued operations, net of tax	51,177	1,131	1,372	796

Net income (loss)	$43,618	$(4,091)	$(37,368)	$(47,929)

Net income (loss) per common share—basic and diluted:
Continuing operations	(0.03)	(0.02)	(0.18)	(0.23)
Discontinued operations	0.20	0.00	0.01	0.00

Net income (loss) per share—basic and diluted:	$0.17	$(0.02)	$(0.18)	$(0.23)

Shares used in the calculation of net income (loss) per share:
Basic and diluted	261,001	229,743	211,034	209,570

	Fiscal 2003 (1)
	June 27	March 28	December 27	September 27
	(in thousands, except per share amounts)
Total revenue	$221,951	$201,080	$246,433	$227,141
Costs and expenses:
Cost of revenue	140,729	134,387	146,292	142,072
Research and development	37,201	41,660	39,574	39,489
Selling, general and administrative	68,314	71,328	64,947	77,770
Other operating expense(3)	12,585	3,200	5,817	8,444

Operating loss	(36,878)	(49,495)	(10,197)	(40,634)
Interest and other (expense) income, net	(12,393)	(4,262)	(7,432)	(577)
Loss from continuing operations before income taxes	(49,271)	(53,757)	(17,629)	(41,211)

Net loss from continuing operations	(36,938)	(38,479)	(18,488)	(41,298)
Net income from discontinued operations, net of tax	290	3,492	1,491	226

Net loss	$(36,648)	$(34,987)	$(16,997)	$(41,072)

Net loss per common share—basic and diluted:
Continuing operations	(0.18)	(0.19)	(0.09)	(0.21)
Discontinued operations	0.00	0.02	0.01	0.00

Net loss per share—basic and diluted:	$(0.18)	$(0.17)	$(0.08)	$(0.21)

Shares used in the calculation of net loss per share:
Basic and diluted	203,281	201,990	200,748	199,676

(1)
As a result of the sale of our Alias application software business in June 2004, we have presented the results of operations of this business as discontinued operations for all previously reported periods. In fiscal 2004, this resulted in a reduction of revenue by approximately $16 million in the first quarter, $18 million in each of the second and third quarters and $15 million in the fourth quarter, thereby resulting in a total reduction in revenue of $66 million for fiscal 2004. In fiscal 2004, this also resulted in an increase in operating loss by approximately $1 million in the first quarter, $3 million in the second quarter and $2 million in the third quarter and a reduction in operating loss of $400 thousand in the fourth quarter. In fiscal 2003, this resulted in a reduction of revenue by approximately $15 million in the first quarter, $16 million in each of the second and third quarters and $18 million in the fourth quarter, thereby resulting in a total reduction in revenue of $65 million for fiscal 2003. In fiscal 2003, this also resulted in an increase in operating loss by approximately $2 million in each of the second, third and fourth quarters, thereby resulting in a total increase in operating loss of $6 million for fiscal 2003.

(2)
Fiscal 2004 amounts include net aggregate restructuring charges of $45 million and $3 million in impairment charges.

(3)
Fiscal 2003 amounts include net aggregate restructuring charges of $26 million and $4 million in impairment charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective, except as discussed below, to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Our independent auditors, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        Ernst & Young's conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process that, in their view, should have been identified and resolved by the Company as part of the internal close process. The adjustments involved accruals for accounts payable, calculation errors relating to certain items of interest and depreciation expense, and the choice of accounting methods for a complex transaction involving hardware and services revenue. The adjustments were made prior to the public release of our results for fiscal 2004 and do not affect previously announced results.

        The matters identified in the Ernst & Young letter have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified in the Ernst & Young letter is attributable in significant part to the substantial headcount reductions that we have implemented over the past several years, which have had a disproportionate impact on administrative functions.

        We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. The immediate responsive actions being taken include active recruiting to increase staffing levels in certain areas of the finance organization, enhancing our training programs for finance professionals and implementing specific additional procedures in the internal close process. In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005. Changes have been made and will be made to our internal controls as a result of these efforts.

        Other than as described above, there have been no changes in the Company's internal control over financial reporting during the quarter ended June 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our directors required by this Item is incorporated by reference to the information set forth in the Proxy Statement for the 2004 Annual Meeting of Shareholders (the "2004 Proxy") under the heading "Election of Directors—Directors and Nominees for Director."

        The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Executive Officer Compensation—Compliance with Section 16(a) of the Exchange Act."

        The information required by this Item with respect to our audit committee members and our audit committee financial experts is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Election of Directors—About the Board and its Committees".

        The information required by this Item with respect to our code of business conduct and ethics is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Corporate Governance—Code of Business Conduct and Ethics".

        The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Election of Directors—About the Board and its Committees".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to information set forth in the 2004 Proxy Statement under the headings "Election of Directors—Compensation Committee Interlocks and Insider Participation" and "—Director Compensation"; "Executive Officer Compensation—Summary Compensation Table", "—Option Grants in Fiscal 2004" and "—Option Exercises in Fiscal Year 2004 and Fiscal Year-end Option Values"; "Report of the Compensation and Human Resources Committee of the Board of Directors"; and "Company Stock Price Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the information set forth in the 2004 Proxy Statement under the headings "Information Concerning Solicitation and Voting—Principal Share Ownership", "Other Information—Security Ownership of Management", and "Equity Compensation Information".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Certain Transactions".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the information set forth in the 2004 Proxy Statement under the heading "Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm".

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

1.
FINANCIAL STATEMENTS: See "Index to Consolidated Financial Statements" under Item 8 on page 36 of this Annual Report

2.
FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc. Schedules not listed have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Write-offs/ Other		Balance at End of Period
Year ended June 28, 2002
Accounts receivable allowance	$20,068	$4,443	$—		$(11,963)		$12,548
Deferred tax asset allowance	$826,893	$—	$(1,761	)(1)	$(125,182	)(2)	$699,950
Year ended June 27, 2003
Accounts receivable allowance	$12,548	$3,160	$(1,138	)(3)	$(6,149)		$8,421
Deferred tax asset allowance	$699,950	$24,411	$249	(1)	$—		$724,610
Year ended June 25, 2004
Accounts receivable allowance	$8,421	$212	$(2,332	)(4)	$(1,727)		$4,574
Deferred tax asset allowance	$724,610	$17,053	$1,861	(1)	$—		$743,524

  (1)
  Reserve of paid-in capital benefits related to stock option activity

  (2)
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

  (3)
  Primarily related to the release of $1 million provision due to achieving a reduction in aging over 90 days.

  (4)
  Includes approximately $1 million of accounts receivable allowance for discontinued operations and approximately $1 million of MCSI reserve reclassification to long term accounts receivable.

3.
EXHIBITS: The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 of Registrant's Form 10-K for the year ended June 27, 2003).

3.1.2	Amendment to the Restated Certificate of Incorporation of the Company, dated December 16, 2003 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed on December 17, 2003).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed on December 17, 2003).
4.1
Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.5 of Registrant's Amended Form 10-K for the year ended June 30, 1996).
4.2
First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4.6 of Registrant's Amended Form 10-K for the year ended June 30, 1996).
4.3
Indenture dated as of September 1, 1997 between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of Registrant's Form 10-K for the year ended June 27, 2003).
4.4	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee.
4.5	Form of 6.50% Senior Secured Convertible Note.
4.6	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee.
4.7	Form of 11.75% Senior Secured Note.
4.8	Intercreditor Agreement dated December 24, 2003 among SGI, Wells Fargo Foothill, Inc. and U.S. Bank National Association.
4.9	Security Agreement dated December 24, 2003 between SGI and U.S. Bank National Association, as Trustee.
10.1
Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant's Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986).
10.2
Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant's Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987).
10.3
Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised) (incorporated by reference to exhibits of Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).
10.4*
Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended and restated as of November 14, 1997 (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1977).

10.5*
Directors' Stock Option Plan and form of Stock Option Agreement as amended as of April 23, 1997 (incorporated by reference to Exhibit 10.48 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997).
10.6*	1985 Stock Incentive Program, as amended (incorporated by reference to exhibits of Registrant's Annual Report on Form 10-K for the year ended June 30, 1992).
10.7*
Amended and Restated 1989 Employee Benefit Stock Plan and form of stock option agreement (incorporated by reference to Exhibit 10.39 of Registrant's Annual Report on Form 10-K for the year ended June 30, 1996).
10.8*
1993 Long-Term Incentive Stock Plan, as amended, and form of director stock option agreement (incorporated by reference to Exhibit 10.25 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.9*	Forms of non-statutory stock option agreements to the 1993 Long-Term Incentive Stock Plan, as amended.
10.10*
1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2000).
10.11*
Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (No. 333-112346), which became effective January 16, 2004).
10.12*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994 (incorporated by reference to Exhibit 10.68 of Registrant's Annual Report on Form 10-K for the year ended June 30, 1994).
10.13*	Addendum to the Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the year ended June 30, 1995).
10.14
Intellectual Property Security Agreement between the Company and Foothill Capital Corporation dated November 9, 2001 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.15
Loan Agreement between the Company, Silicon Graphics World Trade B.V. and SGI Japan, Ltd. as of November 2001 and related Pledge Agreement (incorporated by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.16*
Letter Agreement between Warren Pratt and the Company, as amended as of November 2001 (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.17*
Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001 (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.18*	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000 (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.19*
Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001 (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).

10.20*
Letter Agreement between Jeffrey Zellmer and the Company, as amended as of October 2001 (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.21*	Letter Agreement between Sandra Escher and the Company, effective October 2001 (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.22
Amended and Restated Loan and Security Agreement among Silicon Graphics, Inc., Foothill Capital Corporation and Bank of America, N.A. dated September 24, 2002 (incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the year ended June 28, 2002).
10.23
Amendment No. 1 dated April 11, 2003, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed on April 21, 2003).
10.24
Amendment No. 2 including Waiver dated September 17, 2003, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 10.24 of Registrant's Annual Report on Form 10-K for the year ended June 27, 2003).
10.25
Amendment dated November 11, 2003, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 10.25 of Registrant's Quarterly Report on Form 10-Q for the period ended December 26, 2003).
10.26
Amendment dated February 3, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 10.26 of Registrant's Quarterly Report on Form 10-Q for the period ended December 26, 2003).
10.27
Purchase Agreement between Silicon Graphics Inc. and certain institutional investors dated as of February 16, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K as filed on February 20, 2004).
10.28
Amendment dated February 6, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 10.27 of Registrant's Quarterly Report on Form 10-Q for the period ended March 26, 2004).
10.29
Amendment dated April 29, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A. (incorporated by reference to Exhibit 10.28 of Registrant's Quarterly Report on Form 10-Q for the period ended March 26, 2004).
10.30
Purchase Agreement dated as of April 14, 2004 among Alias Systems (US) Holding Company, Alias Systems Corp., Alias Holding IP Limited Partnership, Alias Worldwide IP Limited Partnership, Alias US IP Limited Partnership, Accel-KKR Company, LLC, Silicon Graphics, Inc., Silicon Graphics Limited and Silicon Graphics World Trade BV (incorporated by reference to Exhibit 5.1 of Registrant's Form 8-K filed on April 15, 2004).

10.31	Amendment dated July 14, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A.
10.32	Amendment dated September 1, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A.
10.33*	Letter Agreement between Stephen W. Coggins and the Company, effective July 2001.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

*
This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.
Dated: September 8, 2004	By:	/s/ ROBERT R. BISHOP Robert R. Bishop Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. BISHOP Robert R. Bishop	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2004
/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 8, 2004
/s/ KATHY A. LANTERMAN Kathy A. Lanterman	Vice President & Corporate Controller (Principal Accounting Officer)	September 8, 2004
/s/ LEWIS S. EDELHEIT Lewis S. Edelheit	Director	September 8, 2004
/s/ JAMES A. MCDIVITT James A. McDivitt	Director	September 8, 2004
/s/ ARTHUR L. MONEY Arthur L. Money	Director	September 8, 2004

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	September 8, 2004
/s/ CHARLES A. STEINBERG Charles A. Steinberg	Director	September 8, 2004
/s/ ROBERT M. WHITE Robert M. White	Director	September 8, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
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