Form 10-Q
period 2004-09-24
SILICON GRAPHICS INC
filed 2004-11-08
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 24, 2004.

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

As of October 22, 2004 there were 262,429,677  shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Octane, Onyx, IRIX, Silicon Graphics Fuel, SGI and Tezro are registered trademarks, and Silicon Graphics Prism and CXFS are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc.  UNIX is a registered trademark of The Open Group, in the U. S. and other countries.  Intel, Pentium and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U. S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Sept. 24, 2004	Sept. 26, 2003

Product and other revenue	$97,986	$118,115
Service revenue	77,421	84,101
Total revenue	175,407	202,216
Costs and expenses:
Cost of product and other revenue	65,785	70,316
Cost of service revenue	46,692	50,750
Research and development	23,306	31,959
Selling, general and administrative	62,717	69,351
Other operating expense, net (1)	3,166	24,236
Total costs and expenses	201,666	246,612
Operating loss	(26,259)	(44,396)

Interest and other income (expense), net	(5,402)	(7,358)

Loss from continuing operations before income taxes	(31,661)	(51,754)
Income tax benefit	(3,732)	(3,029)
Net loss from continuing operations	$(27,929)	$(48,725)

Discontinued operations:
Net (loss) income from discontinued operations, net of tax	(276)	796
Net loss	$(28,205)	$(47,929)
Net loss per share – basic and diluted:
Continuing operations	$(0.11)	$(0.23)
Discontinued operations	(0.00)	0.00
Net loss per share – basic and diluted:	$(0.11)	$(0.23)
Common shares outstanding – basic and diluted	262,039	209,570

(1)           Represents charges for estimated restructuring costs, including related accretion expense, and asset impairments in each of the three-month periods ended September 24, 2004 and September 26, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Sept. 24, 2004	June 25, 2004
	(unaudited)	(1)

Assets:
Current assets:
Cash and cash equivalents	$122,933	$154,855
Short-term marketable investments	2,138	2,010
Short-term restricted investments	37,624	23,585
Accounts receivable, net	76,215	113,901
Inventories	67,328	66,938
Prepaid expenses and other current assets	39,044	34,916
Total current assets	345,282	396,205

Restricted investments	713	909
Property and equipment, net	68,529	74,595
Other assets	95,735	98,215
	$510,259	$569,924

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$60,099	$65,119
Accrued compensation	30,594	37,053
Income taxes payable	5,373	6,082
Other current liabilities	66,872	70,591
Current portion of deferred revenue	90,130	96,058
Current portion of restructuring charges	24,821	27,876
Current portion of long-term debt	9,901	17,775
Total current liabilities	287,790	320,554

Long-term debt	263,973	264,212
Long-term deferred revenue	27,415	25,749
Other liabilities	81,910	82,087
Total liabilities	661,088	692,602

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,551,951	1,550,425
Accumulated deficit	(1,674,175)	(1,645,970)
Treasury stock	(6,774)	(6,774)
Accumulated other comprehensive loss	(21,831)	(20,359)
Total stockholders’ deficit	(150,829)	(122,678)
	$510,259	$569,924

(1)           The balance sheet at June 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	Sept. 24, 2004	Sept. 26, 2003

Cash Flows From Operating Activities of Continuing Operations:
Net loss	$(28,205)	$(47,929)
Loss (income) from discontinued operations	276	(796)
Net loss from continuing operations	(27,929)	(48,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,238	21,196
Amortization of premium on 6.50% Senior Secured Convertible Notes	(1,175)	—
Loss on sale of real estate	—	414
Non-cash impairment charges	—	1,714
Other	(1,500)	2,008
Changes in operating assets and liabilities:
Accounts receivable	37,686	10,716
Inventories	(2,167)	(3,984)
Accounts payable	(5,020)	(8,295)
Accrued compensation	(6,459)	(7,261)
Deferred revenue	(4,262)	(9,084)
Other assets and liabilities	(12,144)	5,525
Total adjustments	20,197	12,949
Net cash used in operating activities of continuing operations	(7,732)	(35,776)
Cash Flows From Investing Activities of Continuing Operations:
Purchase of marketable investments	(128)	(844)
Purchases of restricted investments	(33,760)	(29,107)
Proceeds from the maturities of restricted investments	19,968	37,187
Proceeds from sale of real estate and fixed assets	—	10,615
Capital expenditures, net	(3,032)	(4,860)
(Increase) decrease in other assets	(1,843)	230
Net cash (used in) provided by investing activities of continuing operations	(18,795)	13,221
Cash Flows From Financing Activities of Continuing Operations:
Payments of debt principal	(8,491)	(4,223)
Proceeds from financing arrangement	1,601	—
Issuance of SGI common stock	1,495	321
Net cash used in financing activities of continuing operations	(5,395)	(3,902)
Net decrease in cash and cash equivalents	(31,922)	(26,457)
Cash and cash equivalents at beginning of period – continuing operations	154,855	136,028
Cash and cash equivalents at end of period – continuing operations	$122,933	$109,571

The accompanying notes are an integral part of these condensed consolidated financial statements

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation.

The condensed consolidated financial statements include the accounts of SGI and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting of normal adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2004 filed with the Securities and Exchange Commission. Certain reclassifications of prior year amounts, due to such changes as the sale of our Alias application software business, which is reflected as a discontinued operation, a segments structure change and certain changes to current liabilities presentation, have been made on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements to conform to the current year presentation.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $57 million at September 24, 2004, down from $76 million at June 25, 2004. Our unrestricted cash and marketable investments at September 24, 2004 were $125 million, down from $157 million at June 25, 2004. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from operations will be sufficient to meet our financial obligations through fiscal 2005.

We are committed to our goal of re-establishing profitable operations and positive cash flow. If we experience a material shortfall versus our plan for fiscal 2005, we expect to take all appropriate actions to ensure the continued operation of our business and to mitigate any negative impact on our profitability and cash reserves. We believe that we have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses and re-evaluation of our global distribution model. We also believe that we can take actions to generate cash by licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows.   See “Risks That Affect Our Business.”

2.             Stock-Based Compensation.

At September 24, 2004, we have stock based employee compensation plans, which are more fully described in our 2004 Annual Report on Form 10-K.  We have elected to use the intrinsic method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to account for stock-based awards issued to employees under these plans, which, with the exception of restricted stock awards, generally results in no compensation expense.  In net loss from continuing operations during the periods presented in the table below, we recorded compensation expense from restricted stock awards and from options to purchase approximately 150,000 shares issued prior to 2000 at values below the fair market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss from continuing operations and net loss per share from continuing operations as if we had applied SFAS 123’s fair value method of accounting for stock-based awards issued to our employees:

	Three Months Ended
(In thousands, except per share amounts)	September 24, 2004	September 26, 2003

Net loss from continuing operations —as reported	$(27,929)	$(48,725)
Additions:
Stock–based employee compensation expense, net of tax effect, included in net loss above	9	68
Deductions:
Stock–based employee compensation expense determined under fair value method for all awards, net of tax effect	(1,396)	(1,346)
Pro forma net loss from continuing operations	$(29,316)	$(50,003)
Net loss per share from continuing operations—basic and diluted—as reported	$(0.11)	$(0.23)
Net loss per share from continuing operations—basic and diluted—pro forma	$(0.11)	$(0.24)

As a result of recent guidance from the Internal Revenue Service regarding certain employer tax reporting obligations, we amended our 1993 Long-Term Incentive Stock Plan, 1996 Supplemental Non-Executive Equity Incentive Plan, 1985 Stock Incentive Plan and Amended and Restated 1989 Employee Benefit Stock Plan in November 2004 to allow, at the Compensation Committee’s discretion, the transfer of nonqualified stock options to, among other persons, an employee’s former spouse in connection with a divorce settlement.

3.             Other Operating Expense.

As of September 24, 2004 we have substantially completed the execution of our fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and vacated leased facilities that have lease terms expiring through the end of fiscal 2010. Our obligations associated with these plans as of September 24, 2004 were approximately $5 million under the fiscal 2000 restructuring plan, $4 million under the fiscal 2001 restructuring plan, $0.5 million under the fiscal 2002 restructuring plan and $1 million under the fiscal 2003 restructuring plan. Facilities obligations noted above are net of aggregated estimated sublease income of approximately $3 million between the fiscal 2000 and fiscal 2001 plans. Estimated sublease income associated with the fiscal 2002 and 2003 plans is negligible.

In an effort to reduce our operating expense and better align operating expenses with expected revenue levels, we announced and began to implement restructuring activities under the fiscal 2004 restructuring plan at the end of fiscal 2003 and continued these actions throughout fiscal 2004. Under the fiscal 2004 restructuring plan, we eliminated approximately 520 positions across all levels and functions and vacated approximately 100,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2007. As a result of the fiscal 2004 restructuring plan, we also agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus by the end of fiscal 2004. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we are required to determine the fair value of future contractual obligations using our credit-adjusted risk-free interest rate at the point we cease to use the respective buildings.  As such, we have discounted the future remaining obligations for each building, which approximate $18 million.  On a quarterly basis, we are also required to accrete the discounted future obligations for the buildings up to their undiscounted value of $71 million from the respective cease-use dates to the end of the lease terms ending in fiscal 2013 using the effective interest model.  Beginning in fiscal 2004, we began to record accretion expense, which will approximate $0.2 million to $10 million annually through fiscal 2013.

In the first quarter of fiscal 2005, we recorded $3.6 million in Amphitheatre Technology Center-related expense.  Our obligation associated with the fiscal 2004 restructuring plan as of September 24, 2004 included approximately $1 million in severance and related charges and approximately $45 million of vacated leased facility obligations, net of sublease income of $92 million. During the first quarter of fiscal 2005, we paid approximately $8 million in rent obligations and $0.1 million in severance and related charges for the restructuring plans of the prior years.  We made an adjustment to decrease our estimate of severance and related charges associated with the fiscal 2002 and fiscal 2003 restructuring by approximately $0.4 million, which reflected lower estimated costs. We also increased our severance related accruals associated with our fiscal 2002 and fiscal 2003 restructuring plans by reclassifying approximately $0.3 million of a locally recorded liability related to restructuring actions that was previously included in other liabilities.

The remaining restructuring accrual balance of approximately $56 million at September 24, 2004 includes approximately $1 million in severance obligations and $55 million of facility-related liabilities, net of estimated sublease income of $95 million, the majority of which is contractual sublease income. Approximately $1 million in severance and related charges is expected to be paid by the third quarter of fiscal 2005 and approximately $55 million, net, of facility related liabilities will be paid through fiscal 2013.

The following table depicts the restructuring and impairment activity by plan during the first three months of fiscal 2005 (in thousands):

	Balance at June 25, 2004	Costs Incurred	Adjustments	Reclassification	Cash Payments	Balance at September 24, 2004

Fiscal 2000 plan:
Vacated Facilities	5,898	—	—	—	(1,038)	4,860
Total	$5,898	$—	$—	$—	$(1,038)	$4,860

Fiscal 2001 plan:
Vacated Facilities	4,225	—	—	—	(563)	3,662
Total	$4,225	$—	$—	$—	$(563)	$3,662

Fiscal 2002 plan:
Severance & Related Charges	52	—	(140)	276	—	188
Vacated Facilities	450	—	—	—	(161)	289
Total	$502	$—	$(140)	$276	$(161)	$477

Fiscal 2003 plan:
Severance & Related Charges	288	—	(248)	52	(7)	85
Vacated Facilities	959	—	—	—	(291)	668
Total	$1,247	$—	$(248)	$52	$(298)	$753

Fiscal 2004 plan:
Severance & Related Charges	1,086	3	—	—	(126)	963
Vacated Facilities	46,966	3,551	—	—	(5,469)	45,048
Total	$48,052	$3,554	$—	$—	$(5,595)	$46,011

All Restructuring Plans
Severance & Related Charges	1,426	3	(388)	328	(133)	1,236
Vacated Facilities	58,498	3,551	—	—	(7,522)	54,527

Total of all restructuring plans	$59,924	$3,554	$(388)	$328	$(7,655)	$55,763

The total amount of severance and related charges, cancelled contracts, facilities and other charges for each reportable segment incurred during the third and fourth quarters of fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005, the cumulative amounts incurred to date and the total amount of costs expected to be incurred in connection with our restructuring plans are presented below (in thousands):

Category	Products	Global Services	Total

Fiscal 2003 restructuring:
Costs incurred to date, net of adjustments: (1)
Severance and Related Charges	$7,194	$5,397	$12,591
Canceled Contracts	97	73	170
Vacated Facilities	109	81	190
Total fiscal 2003	$7,400	$5,551	$12,951

(1) Costs incurred to date closely approximate total costs expected to be incurred

Fiscal 2004 restructuring:
Costs incurred to date, net of adjustments:
Severance and Related Charges	$10,642	$8,500	$19,142
Canceled Contracts	366	275	641
Vacated Facilities	12,881	9,970	22,851
Other	3,119	2,471	5,590
Impairment Charges	1,714	1,348	3,062
Total fiscal 2004	$28,722	$22,564	$51,286

Severance and Related Charges	$(136)	$(109)	$(245)
Vacated Facilities	1,970	1,581	3,551
Total for the quarter ended September 24, 2004	$1,834	$1,472	$3,306

Cumulative costs incurred to date at September 24, 2004	$37,956	$29,584	$67,543

Estimated costs to be incurred under the 2004 restructuring plan:
Vacated Facilities (primarily accretion)	$24,449	$19,629	$44,078

Total costs to be incurred in future periods	$24,449	$19,629	$44,078

Total costs incurred and expected to be incurred	$62,405	$49,216	$111,621

4.             Inventories.

Inventories at September 24, 2004 and June 25, 2004 are as follows:

(In thousands)	September 24, 2004	June 25, 2004

Components and subassemblies	$26,647	$31,518
Work-in-process	20,390	13,067
Finished goods	8,907	9,514
Demonstration systems	11,384	12,839
Total inventories	$67,328	$66,938

5.             Restricted Investments.

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in SGI’s name by major financial institutions.

6.             Property and Equipment.

Property and equipment at September 24, 2004 and June 25, 2004 is as follows:

(In thousands)	September 24, 2004	June 25, 2004

Property and equipment, at cost	$445,724	$443,890
Accumulated depreciation and amortization	(377,195)	(369,295)
Property and equipment, net	$68,529	$74,595

7.             Other Assets.

Other assets at September 24, 2004 and June 25, 2004 are as follows:

(In thousands)	September 24, 2004	June 25, 2004

Spare parts	$31,545	$33,881
Investments	19,904	20,134
Software licenses, goodwill and other	44,286	44,200
	$95,735	$98,215

8.             Financing Arrangement

We currently have an asset-based credit facility that matures in April 2005. This facility is also subject to acceleration upon various events of default. The facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. We have not used this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full capacity under this line to secure $48 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (5% at September 24, 2004) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral of $31 million and $16 milllion at September 24, 2004 and June 25, 2004, respectively, which is included as a component of Short-term Restricted Investments.

The credit facility contains financial and other covenants, including a quarterly minimum EBITDA covenant, a requirement to maintain a daily unrestricted cash balance of at least $50 million and limits on annual capital expenditures. Our credit facility also includes covenants that, among other things, limit our ability to incur additional indebtedness, to consolidate or merge with, or sell substantially all our assets to, another person, to issue capital stock, to pay dividends on and redeem or repurchase our capital stock, or to prepay or repurchase subordinated debt. During the first quarter of fiscal 2005 and the fourth quarter of each of fiscal 2004 and 2003, we obtained a waiver of the EBITDA covenant and during the third quarter of fiscal 2004, we obtained a waiver of the minimum daily cash requirement. During the second quarter of fiscal 2004, we also obtained a waiver for an administrative reporting requirement. On September 1, 2004, we amended the credit facility to, among other things, set forth the quarterly minimum EBITDA requirement for each remaining quarter through the end of the term of the facility. In the event we are not able to comply with or obtain a waiver of the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, the facility may be declared to be in default. If a default is declared and not waived it could have a significant impact on our working capital.  If the facility matures and is not renewed, we may not be able to obtain alternative sources of financing on acceptable terms.  See “Risks That Affect Our Business” and “Financial Condition”.

9.             Discontinued Operations

On June 15, 2004 we received $58.4 million in gross proceeds for the sale of our Alias application software business (“Alias”) to Accel-KKR, a technology-focused private equity investment firm and recorded a net gain of $50.5 million.  As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented.

The financial results of Alias included in discontinued operations, are as follows:

(In thousands)	September 24, 2004	September 26, 2003

Revenue	$—	$15,812

(Loss) income from discontinued operations before income taxes	$(276)	$1,244
Income tax provision	—	448

Net (loss) income from discontinued operations	$(276)	$796

10.          Debt

(In thousands)	September 24, 2004	June 25, 2004

6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $22,099 ($23,274 at June 25, 2004)	$211,180	$212,355
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $7,095 ($7,305 at June 25, 2004)	49,681	49,471
10.00% Japanese Yen fixed rate loan due in quarterly installments through December 31, 2004	9,026	13,926
5.25% Senior Convertible Notes due September 1, 2004	—	3,849
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
Other	1,601	—
	273,874	281,987
Less amounts due within one year	(9,901)	(17,775)

Amounts due after one year	$(263,973)	$264,212

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the “Senior Secured Convertible Notes”) and $2 million of 11.75% Senior Secured Notes (the “Senior Secured Notes”) for 98% of our existing 5.25% Senior Convertible Notes (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share.  The earliest our Senior Secured Convertible Notes are redeemable at our option is the beginning of December 2005.  During calendar 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption.  Thereafter, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount.  The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption beginning in June 2004 at 104% of the principal amount.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market.  In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, or prepay or repurchase subordinated debt.  Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt.  The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the Notes.  In the first quarter of fiscal 2005, no debt conversions occurred and the unamortized premium was reduced by approximately $1 million due to regular amortization.

The remaining aggregate principal amount of 2004 Senior Notes, totaling approximately $4 million, which were not tendered for exchange as noted above was paid in full on September 1, 2004.

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

11.          Guarantees.

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

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement.  We had no outstanding performance guarantees at September 24, 2004 that are subject to the disclosure requirements of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

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

The following table discloses our obligations under guarantees as of September 24, 2004:

(In thousands)	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial guarantees	$50,776	$50,776
Indemnifications	684	668
Total	$51,460	$51,444

Assets held as collateral approximate fair value.

The following table depicts product warranty activity during the first three months of fiscal 2005 and fiscal 2004 (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Beginning balance	$5,203	$6,711
Accruals for new product warranties	2,499	2,703
Cost of warranty claims	(2,401)	(2,908)
Changes in estimates	592	—
Ending balance	$5,893	$6,506

12.          Loss Per Share.

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations:

	Three Months Ended
(In thousands, except per share amounts)	September 24, 2004	September 26, 2003

Net loss from continuing operations	$(27,929)	$(48,725)

Weighted average shares outstanding - basic and diluted	262,039	209,570

Net loss per share from continuing operations - basic and diluted	$(0.11)	$(0.23)

Potentially dilutive securities excluded from computations because they are anti-dilutive	158,345	17,707

13.          Comprehensive Loss.

The components of comprehensive loss, net of tax of $0, are as follows:

	Three Months Ended
(In thousands)	September 24, 2004	September 26, 2003

Net loss	$(28,205)	$(47,929)
Change in unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(197)	377
Foreign currency translation (loss) gain adjustments	(1,275)	379
Comprehensive loss	$(29,677)	$(47,173)

14.          Segment Information.

Effective for fiscal 2005, SGI has two reportable segments: Products and Global Services. We combined into one reportable segment titled “Products” our High-Performance Systems and Workstations reportable segments as well as our prior generations of workstations, graphics systems and high-performance servers previously included in “Other” in the reconciliation of reported revenue and operating profit. This change to reportable segments was made after reassessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and it aligns reportable segments with the process by which our Chief Executive Officer makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to current year presentation.

Products

Our Products segment is comprised of high-performance systems including our high-performance servers and integrated storage solutions, visual systems containing our workstations and graphics systems, and other products which include our prior generations of workstations, graphics systems and high-performance servers.

High-Performance Systems include the SGI® Altix® and Origin® families of high-performance servers and the SGI® InfiniteStorage line of storage solutions. Our High-Performance Systems are high-performance supercomputing systems designed for technical computing applications. Our High-Performance Systems are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. These products are distributed through our direct sales force, as well as through indirect channels including resellers and distributors.

Visual Systems include the Silicon Graphics® Tezro®, the Silicon Graphics Fuel® workstations and the SGI® Onyx® family of graphics systems. Our workstations are used in a variety of applications including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling and simulation. Our graphics systems integrate high-performance computing, data management and high-performance visualization into a single system. These products are distributed through our direct sales force, as well as through indirect channels including resellers, distributors and system integraters.

Other Products represent prior generations and remarketed versions of workstations, graphics systems and high-performance servers that are remarketed through our remarketed products group.

Global Services

The Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our Professional Services organization provides technology consulting, education and managed services and third-party products.

We evaluate each of these segments based on profit or loss from operations before interest and taxes.

Expenses for the research and development, sales and marketing, manufacturing, finance and administration are allocated to the reportable segments and are included in the results reported. Certain corporate-level revenue and expenses are not allocated and are included in “Other” in the reconciliation of reported revenue and operating profit. Such revenue is primarily comprised of revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue and from engineering service revenue.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell product to each other, and accordingly, there is no inter-segment revenue to be reported.

Information on reportable segments is as follows (in thousands):

	Products	Global Services
Three months ended September 24, 2004:
Revenue from external customers	$97,635	$77,738
Segment (loss) profit	$(28,179)	$5,142
Three months ended September 26, 2003:
Revenue from external customers	$117,228	$84,714
Segment (loss) profit	$(41,266)	$22,077

Reconciliation to SGI as reported (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003

Revenue:
Total reportable segments	$175,373	$201,942
Other	34	274
Total SGI consolidated	$175,407	$202,216

Operating loss:
Total reportable segments	$(23,037)	$(19,189)
Other	(56)	(971)
Restructuring	(3,166)	(24,236)
Total SGI consolidated	$(26,259)	$(44,396)

15.          Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlined a process for identifying and resolving claims from members of the represented class. This process was completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter of fiscal 2005.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. In February 2004, we reached agreement regarding these adjustments and the final assessments were issued in September 2004. Our U.S. tax returns for fiscal years 2001 to 2004 are open and no adjustments have been proposed.  In addition, we have open income tax, VAT and sales tax audits for years 1989 through 2003 in various foreign jurisdictions.  We believe adequate provisions have been made for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

SCO Group, the successor to AT&T as the owner of certain UNIX® system V intellectual property and as our licensor has publicly claimed that certain elements of the Linux® operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX® operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003.  We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargil Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor.  We have appealed the judgment and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003.  We are currently in discussions with the other party regarding the possible arbitration of the dispute.  We cannot currently predict the outcome of this dispute; however, we do not expect it to have a material adverse impact on the Company.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur.  An unfavorable outcome could include the payment of monetary damages, a cash or other settlement or an injunction prohibiting us from selling one or more products.  If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the resolution occurs, or future periods.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition and future performance. These forward-looking statements include, among others, statements relating to: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for fiscal 2005, headcount reductions and the expected impact on our business of legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks associated with intellectual property disputes; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the SGI Altix family of servers and superclusters, graphics systems, and storage offerings based on our CXFS™ shared file system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements and export compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors including those listed under the heading “Risks That Affect Our Business.”

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

Overview

We are a leading provider of products and services for high-performance computing, storage and visualization.  We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and a range of software products that enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage in their markets.  We also offer a range of services and solutions, including professional services, customer support and education.  These products and services target primarily five market segments:  Defense and Security, Science and Research, Manufacturing, Energy, and Media.

We have incurred net losses and negative cash flows from operations for the past several years.  The following overview describes key elements of our business strategy and our results achieved during fiscal 2004 and the first quarter of fiscal 2005:

Leadership in high performance standards-based computer systems.  We have over the past several years transitioned from a focus on systems based on our MIPS® processors and IRIX operating system to a focus on systems based on industry-standard Intel® Itanium® processors and the Linux operating system.  In fiscal 2004, for the first time, sales of our Itanium/Linux Altix server family exceeded those of our MIPS/IRIX Origin family.  This trend accelerated in the first quarter of fiscal 2005, with Altix representing approximately 80% of total server revenue, and we expect the transition to continue, especially in light of the introduction in October 2004 of our first Itanium/Linux-based graphics systems.  Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the Itanium/Linux product families at a rate that will more than offset the expected continued decline of the MIPS/IRIX families.

Maintain gross margins to support R&D and other investments.  Our strategy is to develop products that are differentiated, not just compatible, which requires continued substantial investments in research and development and permits us to achieve above-average gross margins for our industry.  Our gross margin declined to 35.9% in the first quarter of fiscal 2005 compared to 40.1% in the comparable prior year period, in significant part due to competitive pricing for shipments to a single customer that represented more than 10% of our total first quarter revenue.  These large, high-visibility wins are important to our market position but can have material short-term effects on our gross margins.  Maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between these large lower-margin transactions and our more normal sales transactions, and working with suppliers to continue to structure favorable component pricing.

Building systems integrator and reseller channels.  With our direct sales force focused on large transactions in our target markets, we are increasingly looking to resellers, systems integrators and OEM partners to add to our sales volumes and serve markets that we do not serve directly.  Enhancing our reseller channels and systems integrator relationships are key strategies for us in fiscal 2005.

Managing expenses and cash.  We continue to reduce our total operating expenses, with expenses for the first quarter of fiscal 2005 declining 15% from the comparable prior year period, resulting principally from a 5% year-over-year headcount reduction and our corporate headquarters consolidation.  Our unrestricted cash and equivalent balance was $125 million at the end of the first quarter, down from $157 million at fiscal year end in June.  Our ability to maintain adequate cash levels will also be determined by our success in reducing our net losses and returning to profitability.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  The following tables and discussion present certain financial information on a comparative basis. Our Alias application software business was sold in June 2004 (see Note 9) and its operating results are excluded from continuing operations and are reflected as discontinued operations for all periods presented in this Form 10-Q.

(Numbers may not add due to rounding)	Three Months Ended
(In millions, except per share amounts)	September 24, 2004	September 26, 2003

Total revenue	$175	$202
Cost of revenue	112	121
Gross profit	63	81
Gross profit margin	35.9%	40.1%
Total operating expenses	89	126
Operating loss	(26)	(44)
Interest and other income (expense), net	(5)	(7)
Loss from continuing operations before income taxes	(32)	(52)
Net loss from continuing operations	(28)	(49)
Net (loss) income from discontinued operations	—	1
Net loss	$(28)	$(48)
Net loss per share from continuing operations – basic and diluted	$(0.11)	$(0.23)
Net (loss) income per share from discontinued operations – basic and diluted	(0.00)	0.00
Net loss per share – basic and diluted	$(0.11)	$(0.23)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 14 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from two reportable segments: Products and Global Services.  Effective for fiscal 2005, we combined into one reportable segment titled “Products” our High-Performance Systems and Workstations reportable segments as well as our prior generations of workstations, graphics systems and high-performance servers previously included in “Other” in the reconciliation of reported revenue and operating profit. This change was made to align reportable segments with the process by which management makes operating decisions and evaluates performance.  Prior year amounts have been reclassified to conform to current year presentation.

Revenue for the first quarter of fiscal 2005 decreased $27 million or 13% compared with the corresponding period of fiscal 2004, primarily due to declines in sales of our proprietary MIPS/IRIX-based products that more than offset growth in sales of our Intel/Linux-based Altix servers. See “Risks That Affect Our Business.”

The following table presents total revenue by reportable segment:

(Numbers may not add due to rounding)	Three Months Ended
(In millions)	September 24, 2004	September 26, 2003

High-Performance Systems	$63	$75
Visual Systems	20	29
Other Products	14	13
Total Products	$97	$117
% of total revenue	55%	58%

Global Services	$78	$85
% of total revenue	45%	42%

Products

Revenue from our Products segment for the first quarter of fiscal 2005 declined $20 million or 17% compared with the corresponding period in fiscal 2004. Our Products segment is comprised of high-performance systems including our high-performance servers and integrated storage solutions, visual systems containing our workstations and graphics systems, and other products which include our prior generations of workstations, graphics systems and high-performance servers.  In the first quarter of fiscal 2005, shipments to a single customer represented more than 10% of total revenue.

Revenue from High-Performance Systems declined $12 million or 16% compared with the corresponding period in fiscal 2004.  Year-over-year growth in sales of our Intel/Linux-based Altix servers was outpaced by the decline in sales of our proprietary MIPS/IRIX-based Origin servers.  In addition, a shift in mix to lower-end configurations in each of the Altix, Origin and storage products resulted in lower average selling prices year-over-year which also contributed to the decrease in High-Performance Systems revenue.

Visual Systems revenue for the first quarter of fiscal 2005 decreased $9 million, or 31% compared with the corresponding period in fiscal 2004, with declines in both workstations and graphics systems. The decrease in workstation revenue was primarily attributable to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. Revenue from our workstations has declined steadily over the past few years as we discontinued several product families based upon both the MIPS and Pentium® III microprocessors and as our medical OEM business deteriorated.  Reduced volumes of our Silicon Graphics® Octane® family of visual workstations, as we completed its end of life, and both reduced volumes and relatively unchanged average selling prices of the Fuel visual workstation were the primary contributors to the decline in workstation revenue in the first quarter of fiscal 2005 compared with the corresponding period in fiscal 2004. These declines were offset in part by increased volumes and higher average selling prices associated with our Tezro visual workstation.  The decline in our MIPS/IRIX-based graphics systems revenue was principally due to overall reduced volumes and a shift in mix from the high-end visualization systems to the lower-end visualization systems with a lower average selling price, despite an increase in the overall average selling prices of our graphics systems.

Revenue from Other Products increased $1 million or 8% compared with the corresponding period in fiscal 2004, primarily due to an increase in sales of remarketed Altix systems and prior generation graphics systems, offset in part by a decline in sales of remarketed prior generation workstations and Origin servers.

Global Services

Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Global Services revenue for the first quarter of fiscal 2005 decreased $7 million, or 8% compared with the corresponding period in fiscal 2004. This decline was primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting both a decline in our existing install base as older systems are removed from the base as well as the impact to the install base from lower system sales volumes in recent periods. The decline in our traditional customer support revenue was partially offset by a slight increase in our Professional Services revenue, which includes revenue generated from the sale of SGI and third party product and SGI consulting and managed services.

Other Revenue

Other revenue is primarily comprised of revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue and from engineering service revenue. Other revenue for the first quarter of both fiscal 2005 and 2004 was negligible and is therefore not reflected in the table above.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended
Area	September 24, 2004		September 26, 2003

Americas	$114	65%	$135	67%
Europe	40	23%	45	22%
Rest of World	21	12%	22	11%
Total revenue	$175		$202

Our consolidated backlog at September 24, 2004 was $120 million, up slightly from $118 million at September 26, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Backlog improved in both Rest of World and the Americas, specifically resulting from one large order in each region, offset in part by a decline in Europe.  From a segment standpoint, backlog increased primarily within the Products segment, specifically the Altix product line (partially offset by a decline in Origin backlog), offset in part by a decline in backlog associated with our professional services business included in our Global Services segment.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of sales, unless the engineering service effort meets the criteria for government funded research, as outlined in Financial Accounting Standards Board (“FASB”) Statement No. 2 “Accounting for Research and Development Costs”. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense.  Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services including the costs associated with third-party products.

Overall gross profit margin declined from 40.1% of sales in the first quarter of fiscal 2004 to 35.9% in the first quarter of fiscal 2005.  Product and other gross profit margin for the first quarter of fiscal 2005 decreased 7.7 percentage points compared with the corresponding period in fiscal 2004.  Approximately half of the gross margin decline from the prior year resulted from shipments relating to a large configuration system to a single customer, representing more than 10% of our total first quarter revenue for fiscal 2005.  As is typical with this type of sale, deeper discounting resulted in lower than average gross margins, offset to some extent by favorable component pricing applicable to this transaction.  We expect to continue to generate significant revenue from high visibility customer accounts, which tend to carry lower than average gross margins and sales cycles that are difficult to forecast.  We expect to continue to work with our suppliers to structure favorable component pricing to support these sales.  The balance of the gross margin decline from the prior year was principally attributable to lower sales volumes, offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls.  Service gross profit margin for the first quarter of fiscal 2005 remained unchanged compared with the corresponding period in fiscal 2004 despite declining revenue levels primarily due to overall cost control measures.

Operating Expenses

	Three Months Ended
(Dollars in millions)	September 24, 2004	September 26, 2003

Research and development	$23	$32
% of total revenue	13%	16%
Selling, general and administrative	$63	$69
% of total revenue	36%	34%
Other	$3	$24
% of total revenue	2%	12%

Operating Expenses (excluding Other Operating Expense).  Operating expenses for the first quarter of fiscal 2005 declined 15% in absolute dollars, and as a percentage of total revenue from 50% to 49%, compared with the corresponding period of fiscal 2004. The decline in absolute dollars in all categories of operating expenses is primarily due to lower headcount as a result of restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing operating expenses more in line with revenues.  As a result of restructuring actions, total headcount at the end of the first quarter of fiscal 2005 declined by 142 or 5% compared with the corresponding period of fiscal 2004.

Other Operating Expense.  Other operating expense for the first three months of fiscal 2005 represents a $3 million charge and includes an accretion expense of approximately $4 million associated with our Mountain View, California headquarters relocation, partially offset by a $0.4 million adjustment to our severance and related charges obligation associated with one of our international subsidiaries. Other operating expense for the first quarter of fiscal 2004 represented a $24 million charge for estimated restructuring and asset impairments.  Specifically, we recorded $15 million in severance and related costs and $9 million in costs associated with our headquarters relocation noted above. This relocation charge was comprised of $7 million in charges for vacated facilities and related charges and $2 million associated with the impairment of assets. See Note 3 to the Condensed Consolidated Financial Statements, “Other Operating Expense,” for further information regarding these activities.

Interest and Other

	Three Months Ended
(In thousands)	September 24, 2004	September 26, 2003

Interest Expense	$(5,136)	$(6,890)
Foreign exchange gain	895	1,071
Miscellaneous (expense) income	(1,555)	(2,449)
Interest income	394	910
Interest and other income (expense), net	$(5,402)	$(7,358)

Interest and Other Income (Expense), Net.  Interest and other income (expense), net includes interest on our cash investments, interest expense, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net improved from net expense of $7.4 million for the first quarter of fiscal 2004 to net expense of $5.4 million for the first quarter of fiscal 2005.  Interest expense declined primarily due to a $1 million credit to interest expense related to the non-cash premium amortization on our 6.50% Senior Secured Convertible Notes (see Note 9). Interest expense for the first three months of fiscal 2004 also included $1.5 million of VAT related interest in one of our international subsidiaries. Miscellaneous (expense) income improved from net expense of $2.4 million for the first quarter of fiscal 2004 to net expense of $1.6 million for the first quarter of fiscal 2005 primarily due to a reduction in minority interest loss related to our equity interest in SGI Japan.

Taxes. Our net benefit for income taxes of $3.7 million for the first quarter of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions. Our net benefit for income taxes of $3 million for the first quarter of fiscal 2004 arose principally from a reduction in foreign tax exposures and the refund of certain U.S. and state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

At September 24, 2004, unrestricted cash and cash equivalents and marketable investments totaled $125 million compared with $157 million at June 25, 2004. Also included in the balance sheet at September 24, 2004 and June 25, 2004 are approximately $38 million and $25 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit.

Primarily as a result of net losses, operating activities from continuing operations used $8 million during the first three months of fiscal 2005 compared with using $36 million during the first three months of fiscal 2004. Net loss for each of the presented periods was adjusted for income or loss from discontinued operations in order to present cash flows from operating activities from continuing operations. We further adjusted net loss from continuing operations for the first three months of fiscal 2005 for $14 million in depreciation and amortization. Net loss from continuing operations for the first three months of fiscal 2004 was adjusted to remove the impact of $21 million in depreciation and amortization and $2 million in asset impairments associated with restructuring activities.

The negative operating cash flows from continuing operations in the first quarter of fiscal 2005 were primarily a result of restructuring actions and declining revenue levels.  Cash payments for severance and facilities obligations related to restructuring actions of the prior years totaled approximately $8 million. These restructuring actions are expected to result in additional future cash outlays of approximately $100 million, of which approximately $22 million are projected to occur in the last three quarters of fiscal 2005. In addition to the impact of restructuring actions, negative operating cash flows in the first three months of fiscal 2005 were primarily due to declining revenue levels which had a corresponding negative impact on our deferred revenue and an overall decline in our accounts receivable balances. Decreased accounts receivable balances were also attributable to increased focus on customer cash collections, customer lease funding and improved cash management programs that helped to improve our days sales outstanding from an average of 47 days in the first quarter of fiscal 2004 to 39 days in the first quarter of fiscal 2005.

Investing activities, other than changes in available-for-sale and restricted investments, used $5 million in cash during the first quarter of fiscal 2005 compared with providing $4 million in cash during the first quarter of fiscal 2004. Principal investing activities in the first quarter of fiscal 2005 consisted of a $2 million increase in residual value of products sold under certain sales-type lease arrangements and capital expenditures of $3 million. The principal source of cash during the first quarter of fiscal 2004 was $11 million net cash proceeds received from the sale of our facility in Cortaillod, Switzerland.

The principal use of cash for financing activities during the first quarters of fiscal 2005 and 2004 included $8 and $4 million in debt payments, respectively. We repaid approximately $4 million of our Japanese yen fixed rate loan in first quarters of both fiscal 2005 and 2004, together with the remaining  $4 million outstanding principal amount of our 5.25% Senior Convertible Notes on September 1, 2004.

At September 24, 2004, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $125 million. Based on our revenue outlook for the second quarter ending December 24, 2004 and the timing of various future payments, we expect to continue to consume cash during the second quarter of fiscal 2005. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter.

The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed. We have an asset-based credit facility that matures in April 2005 that we use for the purpose of issuing letters of credit supporting certain lease obligations.  The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, certain intellectual property and $10 million cash collateral.  We also deposit additional cash whenever eligible accounts receivable and other collateral fluctuate below the level needed to secure our letters of credit. At September 24, 2004, this facility was secured by a total of $31 million cash collateral.  At September 24, 2004 we also have outstanding $191 million aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009 and $57 million aggregate principal amount of our convertible subordinated debentures due in 2011.

Covenants in the credit facility require us to maintain minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, minimum cash and cash equivalents levels, and set maximum capital expenditure levels.  The credit facility and the indentures governing the secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, issue or pay dividends on capital stock, repurchase capital stock or prepay or repurchase subordinated debt.  A failure to comply with these covenants could entitle the lender to accelerate the underlying obligations.  On several occasions during fiscal 2004 and in the first quarter of fiscal 2005 we were in violation of financial and administrative covenants in the credit facility.  In each case we received a waiver of compliance from the lender.

We are committed to our goal of re-establishing profitable operations and positive cash flow. While a forecast of future events is inherently uncertain, we believe that the combination of our current resources and cash expected to be generated from our fiscal 2005 financial plan will be sufficient to meet our financial obligations through fiscal 2005. If we experience a material shortfall versus our plan for fiscal 2005, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. We believe that we have a range of actions we can take to achieve this outcome, including but not limited to expense-related actions such as further reductions in headcount-related expenses, additional consolidation of administrative functions and re-evaluation of our global distribution model. We also believe that we can take actions to generate cash by licensing intellectual property, seeking funding from marketing partners and key government customers, and seeking further equity or debt financing from strategic partners or financial sources. Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows.  See “Risks That Affect Our Business.”

As of September 24, 2004, future payments due under debt and lease obligations, including facilities vacated as part of our restructuring activities and excluding the benefit of sublease income on our vacated facilities, are as follows (in thousands):

Fiscal year ended	2005	2006	2007	2008	2009	Thereafter	Total

Long Term Debt Obligations:
6.50% Senior Secured Convertible Notes due June 2009	$—	$—	$—	$—	$189,081	$—	$189,081
6.125% Convertible Subordinated Debentures due February 2011	—	—	5,026	5,750	5,750	40,250	56,776
10% loan payable to SGI Japan due December 2004 (payable in quarterly installments)	9,026	—	—	—	—	—	9,026
11.75% Senior Secured Notes due June 2009	—	—	—	—	2,386	—	2,386

Non-cancelable Operating Leases	35,524	42,054	36,948	36,244	35,425	130,209	316,404
Total	$44,550	$42,054	$41,974	$41,994	$232,642	$170,459	$573,673

Critical Accounting Policies and Estimates

SGI’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Certain contracts involving multiple elements may be delivered over a longer duration of time. In these instances, we typically recognize revenue using the proportional performance method. In applying the proportional performance method, we recognize revenue as work progresses, based on the percentage that incurred costs to date bear to estimated total costs. We apply this method when we can obtain reasonably reliable estimates of contract costs. As work progresses on these contracts we adjust our cost estimates as the facts warrant.  The profit on the contracts is subject to revision over the life of the contract. The impact of these revisions is recorded to revenue and cost of goods sold in the period in which the facts that give rise to the revision become known.

Product Warranties.  We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Over the past three years, changes in product warranties estimates have decreased the reserve by approximately $1 million in both fiscal 2002 and 2004 while increasing the reserve by approximately $0.3 million in fiscal 2003.

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

Lease Residual Values Effective beginning in the second half of fiscal 2004, we now retain a residual interest in the products sold under certain lease arrangements, representing the estimated fair market value of the equipment at the end of the lease term.  The residual value is derived for each significant product family based upon the following factors: historical data regarding recovery of residual values; current assessment of market conditions for used equipment; and any forward-looking projections deemed significant, particularly those relating to upcoming technology or changing market conditions.  Residual values are evaluated periodically to determine if other-than-temporary declines in estimated residual values are indicated. Any anticipated increase in future residual values is not recognized until the used equipment is remarketed.  Factors that could cause actual results to differ materially from the estimates include: severe changes in the used equipment market and unforeseen changes in technology.

Bad Debts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the criteria noted above.

Restructuring.  In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5, “Accounting for Contingencies” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to decrease by $4 million, $2 million and $13 million in fiscal 2004, 2003 and 2002, respectively.

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

Our success will require continued revenue growth from newer product families, including the SGI Altix product family.  The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism™, visualization systems based on Linux, Itanium 2, and SGI’s scalable graphics technology. Risks associated with these new product lines include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers.

Our High-Performance Systems reported a 16% year over year decline in revenue in the first quarter of fiscal 2005, despite a doubling of our Altix revenue for the same period.  Future revenue growth from our newer product families is especially important because revenues from our traditional MIPS and IRIX products and maintenance business have been declining at a faster rate than we have been able to increase sales of newer products. Our ability to achieve future revenue growth will depend significantly on the market success of these newer product families in servers, storage and visualization. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

We are concentrating our R&D and marketing investments.  As an increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including the SGI Altix family, visualization and storage, a declining amount both in percentage and absolute terms is being devoted to the traditional MIPS and IRIX products, which continue to supply a significant portion of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS and IRIX family and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

We have been incurring losses and consuming cash in our operations.  We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At September 24, 2004, our principal source of liquidity was unrestricted cash and marketable investments of $125 million, up from $111 million at September 26, 2003. We expect to continue to consume cash from operations in the second quarter of fiscal 2005. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. See “Financial Condition.”

The terms of our debt obligations may limit our ability to raise additional capital and may adversely affect our business.  We have an asset-based credit facility and two series of outstanding secured notes that may be declared to be in default and accelerated if we fail to meet certain financial and other covenants.  See “Financial Condition.”  During the first quarter of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under the credit facility.  Although in each case we received a waiver from the lender, there can be no assurance that such a waiver will be available on acceptable terms in the event of a future default.  If a default is declared and not waived or if the facility is not renewed when it matures in April 2005, we may not be able to obtain alternative sources of financing on acceptable terms.  The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

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

Our disclosure controls and procedures need improvement.  Our independent auditors, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. We are in the process of implementing changes to respond to these matters, as well as evaluating, documenting and testing our internal controls in anticipation of our required compliance at June 24, 2005 with Section 404 of the Sarbanes-Oxley Act of 2002.  Until we effectively correct the identified material weakness, there could be a risk of accounting errors, which could have an adverse affect on our operations or financial results.  There is no guarantee that the changes we implement will be effective.

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

In addition, our growing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We received a notice from SCO Group purporting to terminate as of October 14, 2003 our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable.  Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on SGI, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

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

Our dependence on third party partners and suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis.  We rely on both single source and sole source suppliers for many of the components we use in our products.  Our business is dependent on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. In addition, we have benefited from favorable discounts on certain components from key suppliers for selected transactions.  Our business could be adversely affected, for example, if Intel fails to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility and the possibility of charges for excess and obsolete inventory.  We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

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

We expect our operating results to fluctuate for a variety of reasons.  Our revenue and operating results may fluctuate for a number of reasons from period to period.  Decreases in revenue can arise from any number of factors, including decreased demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, competitive factors, military or terrorist actions, or natural disasters.  Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by us or our competitors.  The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results.  Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, industry price trends, competitive pricing pressures (particularly for high visibility accounts) and the mix of server and desktop product revenue as well as the mix of configurations within these product categories.  As a result of the concentration of sales in the third month of each quarter, developments late in a quarter can have a significant impact on that period’s results.

Our typical concentration of sales at the end of our fiscal quarters makes period-to-period financial results less predictable.  Over half of each quarter’s product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month.  This makes the forecasting of revenue inherently uncertain and can produce pressure on the Company’s internal infrastructure during the third month of a quarter.  Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period’s results to be substantially below expectations.

We are subject to the risks of international operations.   We generate a large portion of our revenue outside the United States, and as a result, our business is subject to the risks associated with doing business internationally.  War, terrorism or public health issues in the regions of the world in which we do business have caused and may continue to cause damage or disruption to commerce by creating economic and political uncertainties.  Such events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our costs of operations, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain.  Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to: changes in a country’s economic and labor conditions; currency fluctuations; changes in tax laws; changes in the regulatory or legal environment; difficulties associated with repatriating cash generated abroad; fluctuations in transportation costs; natural and medical disasters; and trade protection measures.

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

The Swiss authorities have completed an initial investigation relating to compliance with Swiss export regulations in connection with exports from our Swiss manufacturing facility that was closed during the second quarter of fiscal 2002 resulting in no material adverse effect on the Company.

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

Downward fluctuations in the price of our common stock may cause our common stock to be delisted.  During fiscal 2003 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than $1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. Our stock price has been and is likely to continue to be highly volatile.  As of October 22, 2004, the 52-week range for our stock price was $1.00 to $3.80. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

We operate in a highly competitive industry.  The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins.  In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity.  Specifically, certain PC vendors market products that can be clustered together to produce systems that compete with our mid-range products.  These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers.  See “Many of our international sales require export licenses.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required under this Item 3 is included in the section above entitled “Our Business is Subject to Market Risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 25, 2004.

Item 4. Controls and Procedures.

(a)                   Evaluation of disclosure controls and procedures. Company management, including our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective, except as discussed below, to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Our independent auditors, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness.  A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Ernst & Young’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process that, in their view, should have been identified and resolved by the Company as part of the internal close process.  The adjustments involved accruals for accounts payable, calculation errors relating to certain items of interest and depreciation expense, and the choice of accounting methods for a complex transaction involving hardware and services revenue.  The adjustments were made prior to the public release of our results for fiscal 2004 and do not affect previously announced results.

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

We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. During the first quarter of fiscal 2005 we implemented enhanced control procedures to mitigate several of the items noted by Ernst & Young. Specifically, we:

•      developed and began to deliver training programs for our finance personnel, including programs specifically targeted at revenue recognition;

•      strengthened our staffing in revenue recognition accounting; and

•      implemented additional procedures to identify the existence of liabilities and review other accuracy.

In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005.  Changes have been made and will be made to our internal controls as a result of these efforts.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 24, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)   Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California, and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlined a process for identifying and resolving claims from members of the represented class. This process was completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter of fiscal 2005.

In October 2002, the Internal Revenue Service completed its examination of our U.S. income tax returns for fiscal years ended 1996 through 1999 and proposed certain adjustments. In February 2004, we reached agreement regarding these adjustments and the final assessments were issued in September 2004. Our U.S. tax returns for fiscal years 2001 to 2004 are open and no adjustments have been proposed.  In addition, we have open income tax, VAT and sales tax audits for years 1989 through 2003 in various foreign jurisdictions.  We believe adequate provisions have been made for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003.  We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargil Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor.  We have appealed the judgment and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003.  We are currently in discussions with the other party regarding the possible arbitration of the dispute.  We cannot currently predict the outcome of this dispute; however, we do not expect it to have a material adverse impact on the Company.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity.  However, litigation is subject to inherent uncertainities, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, a cash or other settlement or an injunction prohibiting us from selling one or more products.  If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the resolution occurs, or future periods.

Item 6. Exhibits.

The following Exhibits are filed as part of this Report:

10.1         Amended and Restated 1985 Stock Incentive Program

10.2         Amended and Restated 1989 Employee Benefit Stock Plan

10.3         Amended and Restated 1993 Long-Term Incentive Stock Plan, and forms of stock option agreements

10.4         Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan, and forms of stock option agreements.

10.5         Amendment and Waiver dated October 28, 2004, to the Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation and the Bank of America, N.A.

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

Dated: November 2, 2004	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Vice President and Corporate Controller (Principal Accounting Officer)