Form 10-Q
period 2004-12-24
SILICON GRAPHICS INC
filed 2005-02-02
CIK 802301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 24, 2004.

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

Yes  ☒    No  ☐

As of January 21, 2005, there were 263,001,710 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Octane, Onyx, IRIX, Silicon Graphics Fuel SGI, and Tezro are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group in the U.S. and other countries. Intel, Pentium, and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Product and other revenue	$117,456	$125,759	$209,591	$236,080
Product revenue from related party	27,823	7,534	33,674	15,328
Service revenue	77,823	86,233	155,244	170,334
Total revenue	223,102	219,526	398,509	421,742

Costs and expenses:
Cost of product and other revenue	89,780	77,044	155,565	147,360
Cost of service revenue	49,578	47,350	96,270	98,100
Research and development	24,823	26,788	48,129	58,747
Selling, general, and administrative	62,870	60,137	125,587	129,488
Other operating expenses, net (1)	5,199	12,986	8,365	37,223
Total costs and expenses	232,250	224,305	433,916	470,918

Operating loss	(9,148)	(4,779)	(35,407)	(49,176)

Interest expense	(3,856)	(5,182)	(8,992)	(12,072)
Interest and other income (expense), net	132	1,123	(134)	656
Loss on extinguishment of tendered debt	—	(30,915)	—	(30,915)

Loss from continuing operations before income taxes	(12,872)	(39,753)	(44,533)	(91,507)
Income tax benefit	(1,723)	(1,013)	(5,455)	(4,042)

Net loss from continuing operations	(11,149)	(38,740)	(39,078)	(87,465)

Discontinued operations:
Net (loss) income from discontinued operations, net of tax	—	1,372	(276)	2,168

Net loss	$(11,149)	$(37,368)	$(39,354)	$(85,297)

Net (loss) income per share – basic and diluted:
Continuing operations	$(0.04)	$(0.18)	$(0.15)	$(0.42)
Discontinued operations	—	0.01	(0.00)	0.01
Net loss per share – basic and diluted	$(0.04)	$(0.18)	$(0.15)	$(0.41)

Weighted-average common shares outstanding – basic and diluted	262,487	211,034	262,263	210,302

(1)                                  Represents charges for estimated restructuring costs, related accretion expense, and asset impairments in each of the three and six-month periods ended December 24, 2004 and December 26, 2003.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 24, 2004	June 25, 2004
	(unaudited)	(1)

Assets:
Current assets:
Cash and cash equivalents	$105,491	$154,855
Short-term marketable investments	43	2,010
Short-term restricted investments	28,413	23,585
Accounts receivable, net	127,420	113,901
Inventories	73,066	66,938
Prepaid expenses and other current assets	33,168	34,916
Total current assets	367,601	396,205

Restricted investments	413	909
Property and equipment, net	63,062	74,595
Other assets	90,933	98,215
	$522,009	$569,924

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,853	$65,119
Accrued compensation	38,948	37,053
Income taxes payable	2,843	6,082
Other current liabilities	69,113	70,591
Current portion of deferred revenue	87,286	96,058
Current portion of restructuring liability	21,448	27,876
Current portion of long-term debt	5,805	17,775
Total current liabilities	302,296	320,554

Long-term debt	262,201	264,212
Long-term portion of deferred revenue	41,564	25,749
Other liabilities	77,178	82,087
Total liabilities	683,239	692,602

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,552,590	1,550,425
Accumulated deficit	(1,685,324)	(1,645,970)
Treasury stock	(6,774)	(6,774)
Accumulated other comprehensive loss	(21,722)	(20,359)
Total stockholders’ deficit	(161,230)	(122,678)
	$522,009	$569,924

(1)                                  The balance sheet at June 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	December 24, 2004	December 26, 2003

Cash flows from operating activities of continuing operations:
Net loss	$(39,354)	$(85,297)
Loss (income) from discontinued operations	276	(2,168)
Net loss from continuing operations	(39,078)	(87,465)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,855	42,128
Amortization of premium on 6.50% Senior Secured Convertible Notes	(2,909)	—
Loss on sale of real estate	—	414
Non-cash loss on extinguishment of tendered debt	—	30,915
Non-cash asset impairment charges	—	2,541
Other	(1,311)	1,934
Changes in operating assets and liabilities:
Accounts receivable	3,272	12,330
Inventories	(11,379)	(2,720)
Accounts payable	11,734	124
Accrued compensation	1,895	(2,108)
Deferred revenue	(9,876)	(8,245)
Other assets and liabilities	(14,457)	1,271
Total adjustments	8,824	78,584
Net cash used in operating activities of continuing operations	(30,254)	(8,881)

Cash flows from investing activities of continuing operations:
Proceeds from sale of real estate and fixed assets	—	10,615
Purchases of marketable investments	—	(844)
Proceeds from the maturities of marketable investments	1,967	38
Purchases of restricted investments	(39,349)	(55,079)
Proceeds from the maturities of restricted investments	35,301	55,687
Capital expenditures	(6,991)	(17,811)
Increase in other assets	(1,056)	(9,054)
Net cash used in investing activities of continuing operations	(10,128)	(16,448)

Cash flows from financing activities of continuing operations:
Payments of debt principal	(12,709)	(8,678)
Proceeds from financing arrangement	1,601	—
Proceeds from employee stock plans	2,126	682
Net cash used in financing activities of continuing operations	(8,982)	(7,996)

Net decrease in cash and cash equivalents	(49,364)	(33,325)
Cash and cash equivalents at beginning of period	154,855	140,836
Cash and cash equivalents at end of period	$105,491	$107,511

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2004 filed with the Securities and Exchange Commission. Certain reclassifications of prior period amounts, due to events such as the sale of our Alias application software business, which is reflected as a discontinued operation, and a segment structure change, have been made on the condensed consolidated financial statements to conform to the current year’s presentation.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $65 million at December 24, 2004, down from $76 million at June 25, 2004. Our unrestricted cash and marketable investments at December 24, 2004 were $106 million, down from $157 million at June 25, 2004.

We are committed to our goal of re-establishing profitable operations and positive cash flow. In light of our continuing losses and declining cash position, we have announced our intention to implement further restructuring actions in the third quarter of fiscal 2005 with a goal to reduce expenses by at least 10% from current levels. We have not yet determined the details of this restructuring, but we do not anticipate a significant incremental cash consumption from the implementation of the plan, as severance benefits would generally be paid over the same period in which payroll expense would otherwise have been incurred. Any forecast of operating results is inherently uncertain, and although we will seek to implement the restructuring in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.  Nevertheless, we believe that in light of our current resources and expected operating results, combined with the expected extension or replacement of our credit facility, we will have sufficient liquidity to meet our financial obligations through the end of fiscal 2005.

Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows.  If we fail to achieve these goals, we would expect to take further expense-related actions, which could include further reductions in headcount-related expenses, additional consolidation of administrative functions, and re-evaluation of our global distribution model. We are exploring alternatives for generating cash through financing transactions. We would also consider cash generating alternatives such as technology licensing and seeking funding from marketing partners and key government customers. See the “Risks That Affect Our Business” section in Item 2 of this Form 10-Q.

2.                                      Stock-Based Compensation

At December 24, 2004, we have stock-based compensation plans that we account for using the intrinsic value method under Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, which was subsequently amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. With the exception of restricted stock awards, this generally resulted in no compensation expense to us, since almost all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net loss from continuing operations, as reported during the periods presented in the table below includes compensation expense from restricted stock awards and from options to purchase approximately 150,000 shares that were issued prior to 2000 at values below the fair market value of the underlying common stock on the grant date.

The following table illustrates the pro forma effect on net loss from continuing operations and net loss per share from continuing operations as if we had applied SFAS 123’s fair value method of accounting to stock-based awards issued to our employees (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Net loss from continuing operations, as reported	$(11,149)	$(38,740)	$(39,078)	$(87,465)
Add:
Stock-based employee compensation expense, net of tax effect, included in net loss from continuing operations	8	68	17	135
Deduct:
Stock-based employee compensation expense determined under fair value method, net of tax effect	(1,719)	(815)	(3,115)	(2,162)
Net loss from continuing operations, pro forma	$(12,860)	$(39,487)	$(42,176)	$(89,492)

Net loss per share from continuing operations — basic and diluted:
As reported	$(0.04)	$(0.18)	$(0.15)	$(0.42)
Pro forma	$(0.05)	$(0.19)	$(0.16)	$(0.43)

Black-Scholes, an option pricing model, was used to estimate the fair value of our stock-based awards.

On February 1, 2005, we amended our Amended and Restated 1993 Long-Term Incentive Stock Plan, Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan, Amended and Restated 1985 Stock Incentive Plan and Amended, and Restated 1989 Employee Benefit Stock Plan to remove “promissory note” as a form of consideration that may be used to pay for shares of common stock to be issued upon exercise of an option.

3.                                      Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring and impairment activities. These activities, by plan or action, were as follows during the first six months of fiscal 2005 (in thousands):

	Balance at June 25, 2004	Costs Incurred	Adjustments	Reclassification	Cash Payments	Balance at December 24, 2004

Fiscal 2000 plan:
Vacated facilities	$5,898	$—	$(408)	$—	$(1,945)	$3,545

Fiscal 2001 plan:
Vacated facilities	4,225	—	(211)	—	(1,247)	2,767

Fiscal 2002 plan:
Severance and related charges	52	61	(140)	276	(56)	193
Vacated facilities	450	—	304	—	(242)	512
	502	61	164	276	(298)	705

Fiscal 2003 plan:
Severance and related charges	288	104	(248)	52	(2)	194
Vacated facilities	959	—	84	—	(741)	302
	1,247	104	(164)	52	(743)	496

Fiscal 2004 plan:
Severance and related charges	1,086	128	—	—	(669)	545
Vacated facilities	46,966	5,772	(45)	—	(10,722)	41,971
	48,052	5,900	(45)	—	(11,391)	42,516

Fiscal 2005 UK relocation action:
Vacated facilities	—	2,964	—	—	(2,134)	830

All restructuring plans and actions:
Severance and related charges	1,426	293	(388)	328	(727)	932
Vacated facilities	58,498	8,736	(276)	—	(17,031)	49,927

Total of all restructuring plans	$59,924	$9,029	$(664)	$328	$(17,758)	$50,859

During the first six months of fiscal 2005, we paid $17 million in rent obligations and $1 million in severance and related charges for all of our restructuring plans and actions. We incurred costs of $9 million, which were primarily accretion and other costs related to vacated facilities. We made $1 million in adjustments, decreasing, in total, our estimates of severance and related charges and vacated facilities charges associated with the fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, and fiscal 2004 restructuring plans, which reflected lower estimated costs and increased projected sublease income. We also increased our severance related accruals for our fiscal 2002 and fiscal 2003 restructuring plans by reclassifying a $300 thousand liability related to restructuring actions that had previously been recorded in other liabilities.

The restructuring liability balance of $51 million at December 24, 2004 includes $1 million in severance obligations and $50 million of facility-related liabilities. The facility related liability of $50 million represents $186 million in future rental payments due, less estimated sublease income of $94 million, the majority of which is under contract and $42 million in accretion expense that will be recognized through fiscal 2013. We expect to pay $1 million in severance and related charges through the third quarter of fiscal 2005 and $14 million in facility related charges through the end of fiscal 2005 with the remainder to be paid through fiscal 2013.

As of December 24, 2004, we have substantially completed the execution of our fiscal 2000, fiscal 2001, fiscal 2002, and fiscal 2003 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through the end of fiscal 2007. Our obligations associated with these plans as of December 24, 2004 were $4 million under the fiscal 2000 restructuring plan, $3 million under the fiscal 2001, restructuring plan, $1 million under the fiscal 2002 restructuring plan, and $500 thousand under the fiscal 2003 restructuring plan. The facilities obligations are net of aggregated estimated sublease income of $2 million among the fiscal 2000 and fiscal 2001 plans. There is no significant estimated sublease income associated with the fiscal 2002 and 2003 plans.

In an effort to reduce our operating expenses and better align operating expenses with expected revenue levels, we announced and began to implement restructuring activities under the fiscal 2004 restructuring plan at the end of fiscal 2003 and continued these actions during fiscal 2004. Under the fiscal 2004 restructuring plan, we eliminated approximately 520 positions across all levels and functions and vacated approximately 100,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2007. As a result of the fiscal 2004 restructuring plan, we also agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus during fiscal 2004. Pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we are required to determine the fair value of our future contractual obligations under operating leases using our credit-adjusted risk-free interest rate as of the date we cease to use the leased properties. Therefore, we have determined the fair value of our future remaining obligations for the leased properties as $42 million. On a quarterly basis, we are required to accrete these discounted future obligations for the leased property up to its undiscounted value of $84 million over the periods from the respective cease-use dates to the end of the lease terms concluding in fiscal 2013 using the effective interest method. Beginning in fiscal 2004, we began recording accretion expense, which we expect to be between $200 thousand and $14 million annually through fiscal 2013. During the first six months of fiscal 2005, we recorded $6 million in Amphitheatre Technology Center-related expenses. Our obligation associated with the fiscal 2004 restructuring plan as of December 24, 2004 included $1 million in severance and related charges and $42 million of vacated leased facility obligations, net of contractual sublease income of $92 million.

During the second quarter of fiscal 2005, we initiated an action to relocate our facility in Reading, United Kingdom. We incurred costs of $3 million related to this action during the quarter, primarily for the variation of lease terms and costs associated with exiting the existing facility. We do not expect to have any significant future costs related to this exit activity.

The restructuring and relocation costs incurred during the six months ended December 24, 2004, the cumulative amount incurred through December 24, 2004, and the total amount expected to be incurred for each major type of cost associated with our fiscal year 2003, 2004, and 2005 restructuring plans or actions were as follows (amounts in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:

Costs incurred and adjustments during the six months ended December 24, 2004:
Severance and related charges	$(70)	$(74)	$(144)
Vacated facilities	55	29	84
Total	$(15)	$(45)	$(60)
Cumulative costs incurred as of December 24, 2004 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,262	$5,433	$12,695
Canceled contracts	97	73	170
Vacated facilities	164	110	274
Total	$7,523	$5,616	$13,139

Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the six months ended December 24, 2004:
Severance and related charges	$83	$45	$128
Vacated facilities	3,387	2,340	5,727
Total	$3,470	$2,385	$5,855
Cumulative costs incurred as of December 24, 2004:
Severance and related charges	$10,725	$8,545	$19,270
Canceled contracts	366	275	641
Vacated facilities	16,268	12,310	28,578
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062
Total	$32,192	$24,949	$57,141

Total amount expected to be incurred:
Severance and related charges	$10,725	$8,545	$19,270
Canceled contracts	366	275	641
Vacated facilities	43,526	26,911	70,437
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062
Total	$59,450	$39,550	$99,000

Fiscal 2005 UK relocation action:

Costs incurred during the six months ended and cumulative costs incurred as of December 24, 2004 (which closely approximate total amount expected to be incurred):
Vacated facilities	$1,930	$1,034	$2,964

4.                                      Inventories

Inventories were as follows (in thousands):

	December 24, 2004	June 25, 2004

Components and subassemblies	$36,448	$31,518
Work-in-process	16,125	13,067
Finished goods	6,751	9,514
Demonstration systems	13,742	12,839
Total inventories	$73,066	$66,938

5.                                      Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in our name by major financial institutions.

6.                                      Property and Equipment

Property and equipment were as follows (in thousands):

	December 24, 2004	June 25, 2004

Property and equipment, at cost	$387,873	$443,890
Accumulated depreciation and amortization	(324,811)	(369,295)
Property and equipment, net	$63,062	$74,595

7.                                      Other Assets

Other assets were as follows (in thousands):

	December 24, 2004	June 25, 2004

Spare parts	$29,668	$33,881
Investments	18,577	20,134
Software licenses, goodwill, and other	42,688	44,200
	$90,933	$98,215

Our investment in SGI Japan, a related party, comprised the majority of our investments at December 24, 2004 and June 25, 2004 (see Note 15).

8.                                      Financing Arrangement

We currently have an asset-based credit facility that expires in April 2005 and that is subject to acceleration upon various events of default. The facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property, and a $10 million cash deposit. Available credit under our asset-based credit facility is determined monthly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. We have not used this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are currently using our full capacity under this line to secure $48 million in letters of credit. This obligation bears interest payable monthly at the prime rate plus 0.25% (5.5% at December 24, 2004) for cash advances and at 2.0% for letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral of $20 million and $16 million at December 24, 2004 and June 25, 2004, respectively, which is included as a component of Short-term Restricted Investments.

The credit facility contains financial and other covenants, including a quarterly minimum EBITDA covenant, a requirement to maintain a daily unrestricted cash balance of at least $50 million and limits on annual capital expenditures. Our credit facility also includes covenants that, among other things, limit our ability to incur additional indebtedness, to consolidate or merge with, or sell substantially all our assets to, another person, to issue capital stock, to pay dividends on and redeem or repurchase our capital stock, or to prepay or repurchase subordinated debt. During the first and second quarters of fiscal 2005 and the fourth quarter of fiscal 2004, we obtained a waiver of the EBITDA covenant and during the second quarter of fiscal 2005 and the third quarter of fiscal 2004, we obtained a waiver of the minimum daily cash requirement. During the second quarter of fiscal 2004, we had one violation of a covenant that was administrative in nature for which we received a waiver of compliance.  In the event we are not able to comply with the financial and other covenants of this facility in the future, or there is a material adverse change affecting our ability to repay the outstanding balance, and the default is not waived, it could have a significant impact on our working capital. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility.  If the facility is not renewed, or replaced when it expires in April 2005, we may not be able to obtain alternative sources of financing on acceptable terms. See the “Risks That Affect Our Business” and “Financial Condition” sections in Item 2 of this Form 10-Q.

At present, we are in discussions with the current lender and other potential lenders and believe we will be able to extend or replace this facility on terms that are similar or more favorable terms to us than those that exist under the current facility.

9.                                      Discontinued Operations

On June 15, 2004, we received $58 million in gross proceeds for the sale of our Alias application software business (“Alias”) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $51 million on the transaction. As a result of this transaction, we have shown the operating results of Alias as a discontinued operation for all periods presented.

The financial results of Alias included in discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Revenue	$—	$18,387	$—	$34,199

Income (loss) from discontinued operations before income taxes	$—	$2,090	$(276)	$3,335
Income tax provision	—	718	—	1,167
Net income (loss) from discontinued operations	$—	$1,372	$(276)	$2,168

10.                               Debt

Debt was as follows (in thousands):

	December 24, 2004	June 25, 2004

6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $20,868 at December 24, 2004 and $23,274 at June 25, 2004	$209,446	$212,355
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $6,883 at December 24, 2004 and $7,305 at June 25, 2004	49,893	49,471
10.00% Japanese Yen fixed rate loan due in quarterly installments through December 31, 2004	4,807	13,926
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
5.25% Senior Convertible Notes, repaid September 1, 2004	—	3,849
Other	1,474	—
	268,006	281,987
Less amounts due within one year	(5,805)	(17,775)
Amounts due after one year	$262,201	$264,212

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the “Senior Secured Convertible Notes”) and $2 million of 11.75% Senior Secured Notes (the “Senior Secured Notes”) for 98% of our existing 5.25% Senior Convertible Notes (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share, and they are redeemable at our option beginning in December 2005. During calendar year 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. In the following years, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption, beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, and prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 8 to the condensed consolidated financial statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. During the first six months of fiscal 2005, debt with a face value of $503 thousand was converted, and the unamortized premium was reduced by $2 million due to regular amortization and the effects of the conversion.

The remaining 2004 Senior Notes which were not tendered for exchange as noted above, with an aggregate principal amount of $4 million, were paid in full on September 1, 2004.

In connection with the fiscal 1996 acquisition of Cray Research, Inc., we assumed the 6.125% Convertible Subordinated Debentures due in 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to 2010 are scheduled, with a final maturity payment of $35 million in 2011.

11.                               Guarantees

SGI, as the guarantor, enters into three types of guarantees, namely financial guarantees, performance guarantees, and indemnifications.

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our guarantees within this category have terms of one year or less.

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement. We had no outstanding performance guarantees at December 24, 2004 that are subject to the disclosure requirements of FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying variable (e.g., a specified interest rate, security price, or other variable) that is related to an asset, liability, or an equity security of the indemnified party. Indemnifications include agreements to indemnify the guaranteed party for an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. As of December 24, 2004, we have outstanding indemnifications to cover potential exposure related to the payment of additional taxes. The term of an indemnification is based on the length of time required to settle the dispute. Indemnification agreements such as those in favor of customers with respect to potential intellectual property or other liabilities are not within the scope of this discussion of guarantees since they are considered a component of standard product warranties.

Our maximum potential obligations under guarantees at December 24, 2004 were as follows (in thousands):

	Maximum Potential Amount of Future Payments	Assets Held as Collateral

Financial guarantees	$51,117	$51,117
Indemnifications	1,392	1,392
Total	$52,509	$52,509

Product warranty activity during the first six months of fiscal 2005 and 2004 was as follows (in thousands):

	2005	2004

Product warranty beginning balance	$5,203	$6,711
New warranties issued	5,411	5,194
Warranties paid	(4,860)	(5,887)
Changes in warranty rate estimates	684	(788)
Product warranty ending balance	$6,438	$5,230

12.                               Loss Per Share

The computation of basic and diluted loss per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Net loss from continuing operations	$(11,149)	$(38,740)	$(39,078)	$(87,465)

Weighted average shares outstanding - basic and diluted	262,487	211,034	262,263	210,302

Net loss per share from continuing operations- basic and diluted	$(0.04)	$(0.18)	$(0.15)	$(0.42)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	155,848	30,683	156,895	24,195

13.                               Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Net loss	$(11,149)	$(37,368)	$(39,354)	$(85,297)
Change in net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	109	(627)	(88)	(250)
Foreign currency translation gain (loss) adjustments	—	762	(1,275)	1,141
Comprehensive loss	$(11,040)	$(37,233)	$(40,717)	$(84,406)

14.                               Segment Information

Effective for fiscal 2005, SGI has two reportable segments, Products and Global Services. We combined into one reportable segment, Products, two of our previously reported segments, High-Performance Systems and Workstations, and our remanufactured and prior generations of our workstations, graphics systems, and high-performance servers businesses, which were previously included in Other in the reconciliation of reported revenue and operating profit. This change to reportable segments was made after reassessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors, and it aligns reportable segments with the process by which our Chief Executive Officer makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Products

Our Products segment is comprised of high-performance systems, including our high-performance servers and integrated storage solutions, visual systems containing our workstations and graphics systems, and other products which include our prior generations of workstations, graphics systems, and high-performance servers.

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

Visual systems include the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations, the Silicon Graphics PrismTM, and the SGI® Onyx® family of graphics systems. Our workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. These products are distributed through our direct sales force, as well as through indirect channels including resellers, distributors, and system integrators.

Other products represent prior generations and remarketed versions of workstations, graphics systems, and high-performance servers that are sold through our remarketed products group.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education and managed services, and third-party products.

Segment Results

We evaluate our segments based on profit or loss from operations before interest and taxes.

Expenses for research and development, sales and marketing, manufacturing, and finance and administration are allocated to the reportable segments and are included in the results reported. Certain corporate-level revenues and expenses are not allocated and are included in “other” in the reconciliation of reported revenue and operating profit. Such revenue primarily comprises revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue, and from engineering service revenue.

We do not identify or allocate assets or depreciation by operating segment, nor do we evaluate segments on these criteria. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Information about our reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003

Revenue from external customers:
Products	$145,525	$132,632	$243,160	$249,860
Global Services	78,201	87,191	155,939	171,905
Total reportable segments	223,726	219,823	399,099	421,765
Other	(624)	(297)	(590)	(23)
Total consolidated	$223,102	$219,526	$398,509	$421,742

Operating (loss) income:
Products	$(5,979)	$(19,803)	$(34,158)	$(61,069)
Global Services	2,809	29,506	7,951	51,583
Total reportable segments	(3,170)	9,703	(26,207)	(9,486)

Restructuring	(5,199)	(12,986)	(8,365)	(37,223)
Other	(779)	(1,496)	(835)	(2,467)
Total consolidated	$(9,148)	$(4,779)	$(35,407)	$(49,176)

15.                               Related Party Transaction

On November 9, 2001, SGI entered into an agreement whereby NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of our then wholly owned Japanese subsidiary, SGI Japan, Ltd. The business, now jointly owned by SGI, NEC, and NEC Soft, is known as SGI Japan.  Based on the Stockholders Agreement between the parties which specifies ownership rights, SGI is not able to exert significant influence over SGI Japan nor does SGI have effective control over SGI Japan. All risks and rewards of ownership in SGI Japan are recognized based on the ownership structure of the entity. As part of the alliance, SGI and SGI Japan entered into a long-term exclusive distribution agreement to supply SGI equipment, services, and solutions in Japan, and as such SGI Japan obtained SGI trademark and intellectual property rights related to the business operations in Japan in accordance with standard business practice. Effective November 10, 2001, SGI no longer consolidates SGI Japan’s results in our financial statements but instead records our proportionate share of SGI Japan’s financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record product revenue sold to SGI Japan under SEC Staff Accounting Bulletin No. (SAB) 104 Revenue Recognition (replacement of SAB 101). However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results, for any SGI product sold to SGI Japan that has not been sold through to their customer, by the amount of profit on those transactions.  Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a quarter lag, unless the quarter results are materially different than previous quarters. Where the quarter results are materially different due to fluctuations in sales activity with SGI Japan, we reflect the amount on those transactions in the current quarter.  During the second quarter of fiscal 2005, these entries were materially different than in previous quarters due to increased sales activity and were reflected in the results for the current quarter.

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Product revenue	$27,823	$7,534	$33,674	$15,328

Standard cost of product revenue	$18,531	$3,695	$22,135	$7,586

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at December 24, 2004 and June 25, 2004.

16.                               Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring their recognition as current period expenses and requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities. We are required to adopt SFAS 151 beginning with the first quarter of our fiscal year 2006. We are currently analyzing the requirements of this standard, but do not believe that its adoption will have a material effect on our reported results of operations or financial position.

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payments, which revises SFAS 123, supersedes APB 25 and SFAS 148, and amends SFAS 95, Statement of Cash Flows. Generally, the requirements of SFAS 123(R) are similar to those of SFAS 123. However, SFAS 123(R) requires companies to recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS 123(R) beginning with the first quarter of our fiscal year 2006, which starts on June 25, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also has entities restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We have not yet determined which method we will select for our adoption of SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of
SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. However, the impact of the adoption of SFAS 123(R) cannot be quantified at this time because it will depend on levels of share-based payments granted in the future, but had we applied the principles of SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share in Note 2 to these condensed consolidated financial statements. SFAS 123(R) also requires that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as presently required. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend, among other things, on when employees exercise stock options), the amounts of operating cash flows that we recognized in prior periods for such excess tax deductions have been immaterial.

17.                               Legal Proceedings

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

Our U.S. tax returns for fiscal years 2001 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT, and sales tax audits for years 1989 through 2004 in various foreign jurisdictions. We believe adequate provisions have been made for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

SCO Group, the successor to AT&T as the owner of certain UNIX® system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux® operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX® operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system.

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargill Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor. We have appealed the judgment, which totaled $1.2 million, including interest as of December 24, 2004, and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to EUR 4.6 million (US $6.2 million based on the conversion rate at December 24, 2004). The other party has contested our claim and may attempt to seek damages of up to EUR 1.8 million (US $2.4 million based on the conversion rate as of December 24, 2004). We cannot currently predict the outcome of this dispute, which may result in litigation; however, we do not expect it to have a material adverse impact on the Company.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, a cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the resolution occurs, or future periods.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance. These forward-looking statements include, among others, statements relating to: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for fiscal 2005, headcount reductions, and the expected impact on our business of legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things, the following: adverse changes in general economic or business conditions; adverse changes in the specific markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks associated with intellectual property disputes; adverse business conditions; changes in customer order patterns; the impact of employee attrition rates; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the Silicon Graphics Prism Intel/Linux-based graphics system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with implementation of new business practices, processes and information systems; uncertainties arising from claims and litigation; and other factors, including those listed under the heading “Risks That Affect Our Business.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, or otherwise. The matters addressed in this discussion, with the exception of the historical information presented, are forward-looking statements involving risks and uncertainties, including business transition and other risks discussed under the heading “Risks That Affect Our Business” and elsewhere in this report. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We are a leading provider of products and services for high-performance computing, storage, and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions, and a range of software products that enable our customers in the scientific, technical, and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage in their markets. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services target primarily five market segments, defense and security, science and research, manufacturing, energy, and media.

We have incurred net losses and negative cash flows from operations for the past several years. The following overview describes key elements of our business strategy and our results achieved during fiscal 2004 and the first six months of fiscal 2005.

Leadership in high performance standards-based computer systems.  We have over the past several years transitioned from a focus on systems based on our MIPS® processors and IRIX operating system to a focus on systems based on industry-standard Intel® Itanium® processors and the Linux operating system. In fiscal 2004, for the first time, sales of our Intel/Linux-based Altix server family exceeded those of our MIPS/IRIX Origin family. This trend accelerated in the first six months of fiscal 2005, with Altix representing approximately 80% of total server revenue, and we expect the trend to continue, especially in light of the introduction in October 2004 of Silicon Graphics Prism, our first Itanium/Linux-based graphics systems. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the Itanium/Linux product families at a rate that will more than offset the expected continued decline of the MIPS/IRIX families.

Maintain gross margins to support R&D and other investments.  Our strategy is to develop products that are differentiated, not just compatible, which requires continued substantial investments in research and development. Our gross margin declined to 37.5% in the second quarter of fiscal 2005 compared with 43.3% in the comparable prior year period, in significant part due to competitive pricing for a small number of large shipments to various customers, including shipments sold to SGI Japan, a related party, for delivery to Japanese customers, that represented 12% of our total second quarter revenue. These large, high-visibility wins are important to our market position but can materially reduce our gross margins. Maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between these large lower-margin transactions and our more normal sales transactions, and working with suppliers such as Intel to continue to structure favorable component pricing.

Building systems integrator and reseller channels.  With our direct sales force focused on large transactions in our target markets, we are increasingly looking to resellers, systems integrators and OEM partners to add to our sales volumes and serve markets that we do not serve directly. Enhancing our reseller channels and systems integrator relationships is a key objective for us in fiscal 2005.

Managing expenses and cash.  We continue to reduce our total operating expenses, with expenses for the first six months of fiscal 2005 for research and development, sales, marketing and administration declining 8% from the comparable prior year period, resulting principally from a 6% headcount reduction since the first quarter of fiscal 2004 and our corporate headquarters consolidation.  Our unrestricted cash and cash equivalents and marketable investments totaled $106 million at the end of the second quarter of fiscal 2005, down from $157 million at fiscal year end in June 2004. Our asset-based credit facility expires in April 2005 and we believe we will be able to renew or replace the facility on terms that are similar or more favorable to us than those that exist under the current facility.  In light of our continuing losses and declining cash position, we have announced our intention to implement further restructuring actions in the third quarter of fiscal 2005 with a goal to reduce expenses by at least 10% from current levels. Due to the timing for initiating these actions, we do not expect these actions to result in significant cost savings or result in incremental cash expenditures in the third quarter of fiscal 2005.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. Our Alias application software business was sold in June 2004 (see Note 9) and its operating results are excluded from continuing operations and reflected as discontinued operations for all periods presented in this Form 10-Q (in millions, except per share amounts; numbers may not add due to rounding):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Total revenue	$223	$220	$399	$422
Cost of revenue	139	124	252	245
Gross profit	84	95	147	176
Gross profit margin	37.5%	43.3%	36.8%	41.7%
Total operating expenses	93	100	182	225
Operating loss	(9)	(5)	(35)	(49)
Interest and other income (expense), net	(4)	(4)	(9)	(11)
Loss on extinguishment of tendered debt	—	(31)	—	(31)
Loss from continuing operations before benefit for income taxes	(13)	(40)	(45)	(91)
Net loss from continuing operations	(11)	(39)	(39)	(87)
Net income from discontinued operations	—	1	—	2
Net loss	$(11)	$(37)	$(39)	$(85)
Net loss per share from continuing operations – basic and diluted	$(0.04)	$(0.18)	(0.15)	(0.42)
Net (loss) income per share from discontinued operations – basic and diluted	—	0.01	(0.00)	0.01
Net loss per share – basic and diluted	$(0.04)	$(0.18)	$(0.15)	$(0.41)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 14 to the Condensed Consolidated Financial Statements. Total revenue is principally derived from two reportable segments, Products and Global Services.  Effective for fiscal 2005, we combined into one reportable segment, Products, two of our previously reported segments, High-Performance Systems and Workstations, and our remanufactured and prior generations of workstations, graphics systems, and high-performance servers, which were previously included in “Other” in the reconciliation of reported revenue and operating profit. This change was made to align reportable segments with the process by which management makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to current year presentation.

Revenue for the second quarter of fiscal 2005 increased $3 million or 1% compared with the corresponding period of fiscal 2004 primarily due to strong growth of our Intel/Linux-based Altix servers, offset in part by declines in sales of our proprietary MIPS/IRIX-based products. Revenue for the first six months of fiscal 2005 declined $23 million or 5% compared with the corresponding period of fiscal 2004, principally due to declines in sales of our proprietary MIPS/IRIX-based products that more than offset growth in sales of our Intel/Linux-based Altix servers. During the second quarter of fiscal 2005, we introduced the Silicon Graphics Prism, our Intel/Linux-based graphics solution, though this product did not have a significant impact on revenue in the quarter.  See “Risks That Affect Our Business.”

The following table presents total revenue by reportable segment (in millions, except per share amounts; numbers may not add due to rounding):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
High-performance systems	$109	$81	$173	$156
Visual systems	23	40	43	70
Other products	13	11	27	24
Total Products	$145	$133	$243	$250
% of total revenue	65%	60%	61%	59%
Global Services	$78	$87	$156	$172
% of total revenue	35%	40%	39%	41%

Products.

Revenue from our Products segment for the second quarter and first six months of fiscal 2005 increased $12 million or 9% and declined $7 million or 3%, respectively, compared with the corresponding periods in fiscal 2004. Our Products segment is comprised of high-performance systems including our high-performance servers and integrated storage solutions, visual systems containing our workstations and graphics systems, and other products which include our remanufactured and prior generations of workstations, graphics systems, high-performance servers and storage solutions. In the second quarter of fiscal 2005, shipments sold to SGI Japan, a related party, for delivery to Japanese customers, represented 12% of our total second quarter revenue.  Likewise, more than 10% of total revenue in the first quarter of fiscal 2005 was also generated by sales to a single customer.

Revenue from high-performance systems for the second quarter and first six months of fiscal 2005 increased $28 million or 35% and $17 million or 11%, respectively, compared with the corresponding periods in fiscal 2004. These increases were primarily due to growth in sales of our Intel/Linux-based Altix servers outpacing the decline in sales of our proprietary MIPS/IRIX-based Origin servers.  This increase in revenue is principally due to an overall increase in volumes, offset in part by declining average selling prices resulting from the competitive market environment for Itanium-based products.

Visual systems revenue for the second quarter and first six months of fiscal 2005 decreased $17 million or 43% and $27 million or 39%, respectively, compared with the corresponding periods in fiscal 2004, with declines in both workstations and graphics systems. The decrease in workstation revenue was primarily attributable to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. Revenue from our workstations has declined steadily over the past few years as we discontinued several product families based upon both the MIPS and Pentium® III microprocessors and as our medical OEM business deteriorated.  Reduced volumes of our Silicon Graphics® Octane® family of visual workstations, as we completed its end of life, and reduced volumes despite an increase in average selling prices of the Fuel visual workstation were the primary contributors to the decline in workstation revenue in the second quarter and first six months of fiscal 2005 compared with the corresponding period in fiscal 2004. These declines were offset in part by a higher mix of Tezro visual workstation sales in both the second quarter and first six months of fiscal 2005 compared with the corresponding period in fiscal 2004, which carry a higher average selling price than other workstation offerings. The decline in our MIPS/IRIX-based graphics systems revenue for the second quarter and first six months of fiscal 2005 compared with the corresponding periods of fiscal 2004 was principally due to overall reduced volumes and a shift in mix from the high-end visualization systems to the lower-end visualization systems with a lower average selling price, despite an increase in the overall average selling prices of our graphics systems. In October 2004, we expanded our graphics systems product family with the introduction of Silicon Graphics Prism, our graphics system based on Linux, Itanium 2, and SGI’s scalable graphics technology. This new product introduction did not have a significant impact on revenue in the second quarter of fiscal 2005.

Revenue from other products increased $2 million or 18% and $3 million or 13%, respectively, compared with the corresponding periods in fiscal 2004, primarily due to an increase in sales of remarketed Altix systems, prior generation graphics systems and storage, offset in part by a decline in sales of remarketed prior generation workstations and Origin servers.

Global Services

Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Global Services revenue for the second quarter and first six months of fiscal 2005 decreased $9 million or 10% and $16 million or 9%, respectively, compared with the corresponding periods in fiscal 2004. These declines were primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting both a decline in our existing installed base as older systems are removed from the base as well as the impact to the installed base from lower system sales volumes in recent periods. In the second quarter of fiscal 2005, a non-recurring adjustment to deferred service revenue that reduced service revenue by $3 million also contributed to the decline.  The decline in our traditional customer support revenue was partially offset by an increase in our Professional Services revenue, which includes revenue generated from the sale of SGI and third party product and SGI consulting and managed services.

Other Revenue.

Other revenue is primarily comprised of revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue, and from engineering service revenue. Other revenue for the second quarter and first six months of both fiscal 2005 and 2004 was negligible and is therefore not reflected in the table above.

Total revenue by geographic area was as follows (in millions):

	Three Months Ended				Six Months Ended
Area	December 24, 2004		December 26, 2003		December 24, 2004		December 26, 2003

Americas	$126	56%	$141	64%	$241	60%	$276	66%
Europe	51	23%	58	26%	91	23%	103	24%
Rest of World	46	21%	21	10%	67	17%	43	10%
Total revenue	$223		$220		$399		$422

Revenue by geographic area as a percentage of total revenue in the second quarter and first six months of fiscal 2005 compared with the corresponding periods in fiscal 2004 increased primarily as a result of two large transactions to a single customer in Japan, namely SGI Japan, a related party that is also our exclusive distributor in Japan, that accounted for 10% and 6%, respectively, of total revenue in the second quarter and first six months of fiscal 2005.

Our consolidated backlog at December 24, 2004 was $88 million, down from $119 million at December 26, 2003. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Declines in backlog were noted across all geographical regions. From a segment standpoint, backlog declined within the Products segment, specifically visualization systems and high-performance systems, with the exception of the Altix product line which more than doubled since December 26, 2003. A decline in backlog associated with our professional services business included in our Global Services segment also contributed to the overall decline in backlog since December 26, 2003. During the second quarter of fiscal 2005, we finalized a significant sales contract with a large European supercomputing site that includes approximately EUR 33 million (US $44 million based on the conversion rate at December 24, 2004) in future product revenue. However, due to the long-term nature of this contract, it is not currently included in our backlog at December 24, 2004 since the deliverables under the contract fall outside our nine month backing policy for it to be included in backlog.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government funded research, as outlined in SFAS 2, Accounting for Research and Development Costs. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services including the costs associated with third-party products.

Overall gross profit margin for the second quarter and the first six months of fiscal 2005 decreased from 43.3% to 37.5% and from 41.7% to 36.8%, respectively, compared with the corresponding periods of fiscal 2004. Product and other gross profit margin for the second quarter and first six months of fiscal 2005 decreased 4.0 percentage points and 5.3 percentage points, respectively, compared with the corresponding periods in fiscal 2004. Our results for the second quarter and first six months of fiscal 2005 reflected a higher percentage of revenue from a relatively small number of large transactions, especially in the Altix product family. These transactions typically are done at deeper than normal discounting, due to very competitive bidding processes, resulting in lower gross margins, offset to some extent by favorable component pricing applicable to these transactions. We expect to continue to generate significant revenue from high visibility customer accounts, whose transactions are typically very complex, tend to carry lower gross margins and represent unpredictable sales cycles. We expect to continue to work with suppliers such as Intel to structure favorable component pricing to support these anticipated sales. The balance of the gross margin declines for the second quarter and first six months of fiscal 2005 was principally attributable to lower sales volumes and a shift in mix from our MIPS/IRIX-based systems which typically carry a higher gross margin to our Intel/Linux-based systems whose gross margins are lower, offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls. Service gross profit margin for the second quarter and first six months of fiscal 2005 decreased 8.8 percentage points and 4.4 percentage points, respectively, compared with the corresponding periods in fiscal 2004. Declining revenue levels for which the corresponding service costs are not dropping at the same rate, coupled with a large sale transaction involving a significant portion of professional services at lower margin are the primary contributors to the overall decline in service gross profit margins. During the second quarter of fiscal 2005, a non-recurring adjustment was also made to deferred service revenue which negatively impacted service gross margin by 2.1 percentage points and 1.0 percentage points in the second quarter and first six months of fiscal 2005, respectively.

Operating Expenses

Operating expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Research and development	$25	$27	$48	$59
% of total revenue	11%	12%	12%	14%
Selling, general, and administrative	$63	$60	$126	$129
% of total revenue	28%	27%	32%	31%
Other	$5	$13	$8	$37
% of total revenue	2%	6%	2%	9%

Operating Expenses (excluding Other Operating Expense). Operating expenses, excluding other operating expenses, for the second quarter of fiscal 2005 increased in absolute dollars by 1% from the corresponding period of fiscal 2004 and decreased as a percentage of total revenue from 40% to 39%. Operating expenses, excluding other operating expenses, for the first six months of fiscal 2005 decreased in absolute dollars by 7% from the corresponding period of fiscal 2004 and decreased as a percentage of total revenue from 45% to 44%.

As a result of restructuring actions and attrition, total headcount associated with operating expense activities at the end of the second quarter of fiscal 2005 declined by 74, or 3%, from the corresponding headcount at the end of the second quarter of fiscal 2004. Our restructuring actions have also lead to a significant decrease in occupancy costs from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. The effect of these cost reductions, when comparing the second quarter of fiscal 2005 to the same period of fiscal 2004, was offset by a $5 million reversal of estimated employee benefit liabilities due to a modification in the benefit plan that occurred in the second quarter of fiscal 2004. This event did not recur during the second quarter of fiscal 2005, and as a result, there was a small net increase in operating expenses between the two quarters. For the first six months of fiscal 2005 compared to the corresponding period of fiscal 2004, the effect of restructuring-related cost reductions more than offset the non-recurring benefit liability adjustment, resulting in a net decrease in operating expenses.

Other Operating Expense. Other operating expense of $5 million and $13 million for the second quarter of fiscal 2005 and 2004, respectively, represented costs of our restructuring plans or actions and asset impairment activities. Specifically, during the second quarter of fiscal 2005, we recorded non-cash accretion expense of $2 million related to the relocation of our Mountain View, California headquarters and costs of $3 million related to the relocation of our facility in Reading, United Kingdom. During the second quarter of fiscal 2004, we recorded $4 million in severance and related costs and $9 million in costs associated with our headquarters relocation.

Other operating expense was $8 million and $37 million for the first six months of fiscal 2005 and 2004, respectively. During the first six months of fiscal 2005, we recorded non-cash accretion expense of $6 million related to the relocation of our Mountain View, California headquarters and costs of $3 million related to the relocation of our facility in the United Kingdom. During the first six months of fiscal 2004, we recorded $18 million in severance and related costs, $1 million in facilities restructuring costs, and $18 million in costs associated with our headquarters relocation. See Note 3 to the condensed consolidated financial statements for further information about these activities.

In light of our continuing losses and declining cash position, we have announced our intention to implement further restructuring actions in the third quarter of fiscal 2005 with a goal to reduce expenses by at least 10% from current levels. The details of the restructuring plan have not yet been determined, including the size of the related charge. Due to the timing for initiating these actions, we do not expect to achieve significant cost savings from these actions in the third quarter of fiscal 2005.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Interest expense	$(3,856)	$(5,182)	$(8,992)	$(12,072)

Investment gain (loss)	$31	$—	$31	$—
Foreign exchange gain (loss)	443	270	1,338	1,341
Miscellaneous (expense) income	(620)	789	(2,175)	(1,659)
Interest income	278	64	672	974
Interest and other income (expense), net	$132	$1,123	$(134)	$656

Loss on extinguishment of tendered debt	$—	$(30,915)	$—	$(30,915)

Interest Expense. Interest expense decreased from $5 million for the second quarter of fiscal 2004 to $4 million in the second quarter of fiscal 2005 and from $12 million for the first six months of fiscal 2004 to $9 million in the first six months of fiscal 2005 primarily as a result of the decrease in our long-term debt.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest on our cash investments, gains and losses on other investments, and other non-operating items. Miscellaneous income (expense) shifted from income to expense in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 primarily due to activity associated with our minority interest in the equity of SGI Japan through the elimination of profit in inventory on product sold to SGI Japan, offset in part by income recorded based on our proportionate share of their financial results.

Loss on Extinguishment of Tendered Debt. During the second quarter of fiscal 2004, we completed an exchange offer for 98.3% of our 5.25% Senior Convertible Notes due to mature in September 2004. The exchange offer was accounted for as a debt extinguishment and resulted in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. Also included in the $31 million loss was a write-off of $400 thousand in debt issuance costs associated with the extinguished debt.

Income Taxes

Our net benefit for income taxes of $5 million for the first six months of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years and a reduction of foreign tax exposures, partially offset by net income taxes payable in foreign jurisdictions. Our net benefit for income taxes of $4 million for the first six months of fiscal 2004 arose principally from a reduction in tax contingencies in foreign jurisdictions and the refund of certain U.S. and state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

At December 24, 2004, unrestricted cash and cash equivalents and marketable investments totaled $106 million compared with $157 million at June 25, 2004. At December 24, 2004 and June 25, 2004, we also held $29 million and $24 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Our working capital decreased from $76 million at June 25, 2004 to $65 million at December 24, 2004.

Primarily as a result of net losses, operating activities from continuing operations used $30 million during the first six months of fiscal 2005, compared with using $9 million during the same period in fiscal 2004. The negative operating cash flows from continuing operations in the first six months of fiscal 2005 were primarily the result of payments related to restructuring actions and low revenue levels. Cash payments for severance and facilities obligations related to restructuring actions initiated in the current and prior years totaled $18 million. Furthermore, we expect these restructuring actions to result in additional future net cash outlays of $93 million, of which we project $15 million will occur in the last two quarters of fiscal 2005, with the remainder to occur through fiscal 2013. Regarding our cash invested in working capital, our inventories increased $11 million during the first six months of fiscal 2005, but the cash impact of this increase was partially offset by a decrease in accounts receivable. Inventories increased primarily due to seasonality and the timing of sales at our period ends.  We manufacture complex products for which the linearity is concentrated near the end of our quarters. Small variations in the timing of our production processes can affect whether sales occur before or after quarter end and can, therefore, affect our quarter end inventory balances. The increase in accounts receivable balances is mainly attributable to a single large transaction near the end of the second quarter, and we have maintained our focus on customer cash collections, customer lease funding, and improved cash management programs to improve our days sales outstanding. Our days sales outstanding increased from an average of 44 days at December 26, 2003 to 51 days at December 24, 2004. The increase in days sales outstanding was principally due to a $17 million milestone billing recorded during the quarter associated with a significant long-term sales contract with a large European supercomputing site for which revenue recognition was deferred.

Investing activities, other than changes in available-for-sale and restricted investments, used $8 million in cash during the first six months of fiscal 2005, compared with using $16 million in cash during the same period of fiscal 2004. Principal investing activities in the first six months of fiscal 2005 consisted of capital expenditures of $7 million. Principal investing activities in the first six months of fiscal 2004 included $18 million of capital expenditures and $9 million of other asset purchases, which were partially offset by $11 million in net cash proceeds received from the sale of our facility in Cortaillod, Switzerland. Capital expenditures were higher in the first six months of fiscal 2004 than during the first six months of 2005 primarily because of spending in 2004 related to the relocation of our corporate headquarters to the Crittenden Technology Center campus in Mountain View, California. During the first six months of fiscal 2005, we conducted an inventory of fixed assets and, as a result, recorded disposals of fixed assets with a cost basis of $58 million and no significant remaining net book value. This activity had no effect on our results of operations or cash flows.

The principal use of cash for financing activities during the first six months of fiscal 2005 and 2004 included $13 and $9 million in debt payments, respectively. We repaid approximately $9 million of our Japanese yen fixed rate loan in first six months of both fiscal 2005 and 2004 and the remaining $4 million outstanding principal amount of our 5.25% Senior Convertible Notes during the first six months of fiscal 2005.

At December 24, 2004, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $106 million. Based on our revenue outlook for the third quarter ending March 25, 2005 and the timing of various future payments, we expect to continue to consume cash during the third quarter of fiscal 2005. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. If we fail to reduce the cash consumption from operations and to generate cash from the other sources discussed below on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources to run our business.

The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed. We have an asset-based credit facility that we use for the purpose of issuing letters of credit supporting certain lease obligations. The facility is secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, certain intellectual property and $10 million cash collateral. We also deposit additional cash whenever eligible accounts receivable and other collateral fluctuate below the level needed to secure our letters of credit. At December 24, 2004, this facility was secured by a total of $20 million cash collateral.

Covenants in the credit facility require us to maintain minimum levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, minimum cash and cash equivalents levels, and set maximum capital expenditure levels. The credit facility and the indentures governing the secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, issue or pay dividends on capital stock, repurchase capital stock, or prepay or repurchase subordinated debt. A failure to comply with these covenants could entitle the debt holders to accelerate the underlying obligations. On several occasions during fiscal 2004 and in the first and second quarters of fiscal 2005 we were in violation of financial and administrative covenants in the credit facility. In each case we received a waiver of compliance from the lender. If the facility is not renewed or replaced when it expires in April 2005, we may not be able to obtain alternative sources of financing on acceptable terms.

Our credit facility expires in April 2005. At present, we are in discussions with the current lender and other potential lenders and believe we will be able to extend or replace this facility on terms that are similar or more favorable terms to us then those that exist under the current facility.

At December 24, 2004, we also had outstanding $191 million ($226 million at December 26, 2003) aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million ($57 million at December 26, 2003) aggregate principal of convertible subordinated debentures due in 2011.

We are committed to our goal of re-establishing profitable operations and positive cash flow. In light of our continuing losses and declining cash position, we have announced our intention to implement further restructuring actions in the third quarter of fiscal 2005 with a goal to reduce expenses by at least 10% from current levels. We have not yet determined the details of this restructuring, but we do not anticipate a significant incremental cash consumption from the implementation of the plan, as severance benefits would generally be paid over the same period in which payroll expense would otherwise have been incurred. Any forecast of operating results is inherently uncertain, and although we will seek to implement the restructuring in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.  Nevertheless, we believe that in light of our current resources and expected operating results, combined with the expected extension or replacement of our credit facility, we will have sufficient liquidity to meet our financial obligations through the end of fiscal 2005.

Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows.  If we fail to achieve these goals, we would expect to take further expense-related actions, which could include further reductions in headcount-related expenses, additional consolidation of administrative functions, and re-evaluation of our global distribution model. We are exploring alternatives for generating cash through financing transactions. We would also consider cash generating alternatives such as technology licensing and seeking funding from marketing partners and key government customers. See the "Risks That Affect Our Business" section of this MD&A.

Contractual Obligations

During the first six months of fiscal 2005, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

SGI’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these critical accounting policies and estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended June 25, 2004.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

Our success will require continued revenue growth from newer product families.  The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism, visualization systems based on Linux, Itanium 2, and SGI’s scalable graphics technology. Risks associated with these newer product families include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers.

Future revenue growth from our newer product families is especially important because revenues from our traditional MIPS and IRIX products and maintenance business are expected to continue to decline. Our ability to achieve future revenue growth will depend significantly on the market success of these newer product families in servers, storage and visualization. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business.

We have been incurring losses and consuming cash in our operations and must reverse these trends.  We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At December 24, 2004, our principal source of liquidity was unrestricted cash and marketable investments of $106 million, down from $125 million at September 24, 2004.

We expect to continue to consume cash from operations in the third quarter of fiscal 2005. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. We also are exploring alternatives for generating cash through financing transactions and are considering a range of alternatives to raise additional cash to fund our ongoing operations. See “Financial Condition.” If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

Our restructuring may not achieve its objective of reducing our losses and cash consumption.  We announced in January 2005 that in light of our continuing losses and reduced cash position, we intend to implement further restructuring actions in the third quarter of fiscal 2005 with a goal to reduce expenses by at least 10% from current levels. The details of the restructuring plan have not yet been determined, including the size of the related charge. Although we will seek to implement the restructuring in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that the restructuring will accomplish its intended objective of reducing our losses and cash consumption.

The terms of our debt obligations may limit our ability to raise additional capital and may adversely affect our business.  We have an asset-based credit facility and two series of outstanding secured notes that may be in default and accelerated if we fail to meet certain financial and other covenants.  See “Financial Condition.”  During the first and second quarters of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under the credit facility.  Although in each case we received a waiver from the lender, there can be no assurance that such a waiver will be available on acceptable terms in the event of a future default.  If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility. The credit facility expires in April 2005.  We believe we will be able to renew or replace the facility on terms that are similar or more favorable to us than those that exist under one current facility, but if a default is not waived or if we do not succeed in renewing or replacing the facility, we may not be able to obtain alternative financing on acceptable terms.  The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

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

Our disclosure controls and procedures need improvement.  Our independent registered public accounting firm, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. We are in the process of implementing changes to respond to these matters.  Although we are making progress implementing these changes, we have continued to experience deficiencies in our internal controls and have booked adjustments that were identified by Ernst & Young during the course of its quarterly Statement on Auditing Standards (SAS) No. 100, Interim Financial Information review.  See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. Until we effectively correct the identified deficiencies, there could be a risk of accounting errors, which could have an adverse affect on our operations or financial results.  There is no guarantee that the changes we implement will be effective.  In addition, we are evaluating, documenting and testing our internal controls in anticipation of our required compliance at June 24, 2005 with Section 404 of the Sarbanes-Oxley Act of 2002.  If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of June 24, 2005, investors could lose confidence in the reliability of our internal controls over financial reporting.

We are concentrating our R&D and marketing investments.  As an increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including the SGI Altix and Prism families, visualization and storage, a declining amount both in percentage and absolute terms is being devoted to the traditional MIPS and IRIX products, which continue to supply a significant portion of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS and IRIX families and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

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

Our dependence on third party partners and suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis.  We rely on both single source and sole source suppliers for many of the components we use in our products.  We utilize the Intel Itanium processors in our Altix family of servers and superclusters and our Prism graphics system and have designed our system architecture to optimize performance using this processor.  If we were to utilize an alternative microprocessor, the transition would require an alternate design, which would be costly and may cause delays in the development of future products, adversely affecting our business and operating results.

Our business is dependent on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. In addition, we have benefited from favorable discounts on certain components from key suppliers for selected transactions.  Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility and the possibility of charges for excess and obsolete inventory.  We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

In addition, we have used IBM as a key foundry supplier of our integrated circuits.  IBM has informed us that it will no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time.  We are in the process of negotiating an orderly termination of the relationship with IBM and completing contracts with an alternate supplier to act as our foundry for certain key integrated circuits for new products planned for 2007 and later.  There can be no assurance that we will be to complete agreements with IBM and/or the alternate supplier on reasonable terms.

We are dependent on sales to the U.S. government.  A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to changes in appropriation and spending patterns. Our U.S. government business is also highly sensitive to changes in the U.S. government's national and international priorities and budgeting. Events like Operation Iraqi Freedom and the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may adversely affect our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our government business is also subject to specific procurement regulations and a variety of other requirements.  Failure to comply with these regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on SGI.

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

We are subject to the risks of international operations.   We generate a large portion of our revenue outside the United States, and as a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely difffering legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business have caused and may continue to cause damage or disruption to commerce by creating economic and political uncertainties.  Such events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our costs of operations, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain.  Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to: changes in a country’s economic and labor conditions; currency fluctuations; compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad; changes in tax laws; changes in the regulatory or legal environment; difficulties associated with repatriating cash generated abroad; fluctuations in transportation costs; natural and medical disasters; and trade protection measures.

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

Downward fluctuations in the price of our common stock may cause our common stock to be delisted.  During fiscal 2003 we were notified by the New York Stock Exchange that we were not in compliance with its requirement that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Our stock price subsequently increased to more than

$1.00, but if it were to decline again and not recover, the NYSE could terminate the listing of our common stock. Our stock price has been and is likely to continue to be highly volatile.  As of January 21, 2005, the 52-week range for our stock price was $1.26 to $3.80. Declines in the price of our common stock may be caused by our failure to meet the investment community’s expectations for quarterly revenue or earnings or by broader market trends unrelated to our performance. Delisting would adversely affect the liquidity and market price of our common stock.

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

We may not be able to retain and attract qualified employees.  Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of retaining world-class talent. We implemented further restructuring actions during fiscal 2003 and the first quarter of fiscal 2004, and recently announced our intention to implement further actions in the third quarter of fiscal 2005. As we continue to work through the turnaround process, there is no guarantee that we will not lose highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

Unforeseen environmental costs could impact our future net earnings.  Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement that we finance the costs of environmentally safe recycling, recovery or disposal of products imported into the EU. Such laws and regulations have recently been passed in several jurisdictions in which our products are sold, including various European Union member states, Japan and California. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. Environmental costs are presently not material to our operations or financial position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse affect on us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is included in the section above entitled “Our Business is Subject to Market Risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 25, 2004.

Item 4. Controls and Procedures

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

Our independent registered public accounting firm, (“Ernst & Young, LLP”) advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness.  A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

The matters identified in the Ernst & Young letter have been reviewed with management and the Audit Committee. Management believes that the material weakness identified in the Ernst & Young letter is attributable in significant part to the substantial headcount reductions that we have implemented over the past several years, which have had a disproportionate impact on administrative functions.

We have an ongoing process of analyzing and attempting to improve our internal controls, including those related to the matters identified in the Ernst & Young letter. We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. During the first six months of fiscal 2005 we implemented enhanced control procedures to mitigate several of the items noted by Ernst & Young.

Specifically, we:

•                  developed and began to deliver training programs for our finance personnel, including programs specifically targeted at revenue recognition;

•                  strengthened our staffing in revenue recognition accounting and SEC Reporting;

•                  implemented additional procedures to identify the existence of liabilities and review their accuracy;

•                  added additional review procedures over critical spreadsheets that are used to directly determine financial statement amounts or balances; and

•                  strengthened our internal review procedures in conjunction with our ongoing work to enhance our internal controls, enabling us to identify and adjust items proactively during our quarter ended December 24, 2004.

Through the second fiscal quarter we continued to identify and address internal control issues, including one instance involving an adjustment relating to our inventory valuation reserves that was identified by Ernst & Young during the course of their quarterly review.  We have discussed this “significant deficiency” in our internal controls over financial reporting with Ernst & Young and our audit committee.  A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that it more that inconsequential will not be prevented or detected.  The adjustment was made prior to the public release of our results for fiscal 2004 and does not affect previously announced results.  We are continuing our efforts to enhance our internal review procedures.

In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005.  Changes have been made and will be made to our internal controls as a result of these efforts.  However, the process has not yet been completed and we cannot provide any assurance that we will be able to complete the required assessment as to the adequacy of our internal control reporting or that Ernst & Young will be able to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of June 24, 2005.  In addition, other issues not currently identified could arise prior to the end of this fiscal year that we would not be able to remediate prior to June 24, 2005.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 24, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)                                                     Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Our U.S. tax returns for fiscal years 2001 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT and sales tax audits for years 1989 through 2004 in various foreign jurisdictions. We believe adequate provisions have been made for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14.  We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair the market acceptance of the Linux operating system.

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargill Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor.  We have appealed the judgment, which totaled $1.2 million, including interest as of December 24, 2004, and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to EUR 4.6 million (US $6.2 million based on the conversion rate at December 24, 2004). The other party has contested our claim and may attempt to seek damages of up to EUR 1.8 million (US $2.4 million based on the conversion rate as of December 24, 2004). We cannot currently predict the outcome of this dispute, which may result in litigation; however, we do not expect it to have a material adverse impact on the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)                                  SGI held its Annual Meeting of Stockholders on December 8, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)                                 SGI’s Board of Directors is divided into three classes serving staggered terms of office. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Robert R. Bishop and Dr. Robert M. White were re-elected as Directors at the meeting.  The Directors whose terms of office continued after the meeting are Lewis S. Edelheit, James A. McDivitt, Arthur L. Money, Anthony R. Muller and Charles A. Steinberg.

(c)                                  The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, were as indicated.

1.                                       To elect three Class II Directors, each for a three-year term.

Class III Directors

Robert R. Bishop:	For: 217,224,602	Withheld: 4,303,919

Dr. Robert M. White:	For: 218,318,233	Withheld: 3,210,288

2.                                       To ratify the appointment of Ernst & Young LLP, as independent auditors of SGI for the fiscal year ending June 24, 2005.

For: 218,372,885	Against: 2,761,499	Abstain: 394,137

Item 5. Other Information

(a)(i)        On January 31, 2005, we entered into an Amendment to the Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. to, among other things, eliminate the requirements for cash collateral for specified extended letters of credit.  The description of the Amendment set forth above is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.8.

(ii)        On February 1, 2005, we amended our Amended and Restated Employee Stock Purchase Plan (“ESPP”) to, among other things, shorten the offering period from 12 to six months and exclude certain “highly compensated employees” from participation in the plan.  The description of the ESPP set forth above is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.9.

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Amended and Restated 1985 Stock Incentive Program
10.2	Amended and Restated 1989 Employee Benefit Stock Plan
10.3	Amended and Restated 1993 Long-Term Incentive Stock Plan, and forms of stock option agreements
10.4	Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan, and forms of stock option agreements
10.5	Description of Executive Incentive Plan and Summary Form of Notice
10.6	Description of Sales Executive Compensation Plan and Summary Form of Notice
10.7	Agreement between the Company and Steve Coggins dated as of January 10, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 14, 2005)
10.8	Amendment dated January 31, 2005 to the Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc.
10.9	Amended and Restated 1998 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2005	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)