Form 10-Q
period 2005-03-25
SILICON GRAPHICS INC
filed 2005-05-04
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 25, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 22, 2005, there were 265,137,050 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Octane, Onyx, IRIX, Silicon Graphics Fuel, SGI, and Tezro are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group in the U.S. and other countries. Intel, Pentium, and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux is a registered trademark of Linus Torvalds.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Product and other revenue	$78,788	$117,166	$288,379	$353,246
Product revenue from related party	6,527	6,158	40,201	21,486
Service revenue	73,925	89,241	229,169	259,575

Total revenue	159,240	212,565	557,749	634,307

Costs and expenses:
Cost of product and other revenue	58,992	68,909	214,557	216,269
Cost of service revenue	45,291	54,194	141,561	152,294
Research and development	24,342	26,733	72,471	85,480
Selling, general, and administrative	61,025	62,598	186,612	192,086
Other operating expenses, net (1)	14,294	8,643	22,659	45,866

Total costs and expenses	203,944	221,077	637,860	691,995

Operating loss	(44,704)	(8,512)	(80,111)	(57,688)

Interest expense	(3,706)	(3,832)	(12,698)	(15,904)
Interest and other income (expense), net	2,345	4,414	2,211	5,070
Loss on extinguishment of tendered debt	—	—	—	(30,915)

Loss from continuing operations before income taxes	(46,065)	(7,930)	(90,598)	(99,437)
Income tax benefit	(1,564)	(2,707)	(7,019)	(6,749)

Net loss from continuing operations	(44,501)	(5,223)	(83,579)	(92,688)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	—	1,132	(276)	3,300

Net loss	$(44,501)	$(4,091)	$(83,855)	$(89,388)

Net (loss) income per share – basic and diluted:
Continuing operations	$(0.17)	$(0.02)	$(0.32)	$(0.43)
Discontinued operations	—	0.00	(0.00)	0.02

Net loss per share – basic and diluted	$(0.17)	$(0.02)	$(0.32)	$(0.41)

Weighted-average common shares outstanding – basic and diluted	264,043	229,743	262,856	216,782

(1)	Represents charges for estimated restructuring costs, related accretion expense, and asset impairments in each of the three and nine-month periods ended March 25, 2005 and March 26, 2004.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 25, 2005	June 25, 2004
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$83,475	$154,855
Short-term marketable investments	100	2,010
Short-term restricted investments	31,751	23,585
Accounts receivable, net	88,483	113,901
Inventories	92,865	66,938
Prepaid expenses and other current assets	37,642	34,916

Total current assets	334,316	396,205

Restricted investments	413	909
Property and equipment, net	59,156	74,595
Other long-term assets	89,034	98,215

	$482,919	$569,924

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$78,266	$65,119
Accrued compensation	33,737	37,053
Income taxes payable	2,802	6,082
Other current liabilities	65,937	70,591
Current portion of deferred revenue	92,738	96,058
Current portion of restructuring liability	21,874	27,876
Current portion of long-term debt	1,571	17,775

Total current liabilities	296,925	320,554

Long-term debt	261,785	264,212
Long-term portion of deferred revenue	41,156	25,749
Other long-term liabilities	85,797	82,087

Total liabilities	685,663	692,602

Stockholders’ deficit:
Common stock and additional paid-in-capital	1,554,981	1,550,425
Accumulated deficit	(1,729,829)	(1,645,970)
Treasury stock	(6,792)	(6,774)
Accumulated other comprehensive loss	(21,104)	(20,359)

Total stockholders’ deficit	(202,744)	(122,678)

	$482,919	$569,924

(1)	The balance sheet at June 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	March 25, 2005	March 26, 2004
Cash flows from operating activities:
Net loss	$(83,855)	$(89,388)
Loss (income) from discontinued operations	276	(3,300)

Net loss from continuing operations	(83,579)	(92,688)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,510	63,847
Amortization of premium and discounts on long-term debt, net	(3,441)	(5,975)
Loss on extinguishment of tendered debt	—	30,915
Asset impairment charges	—	3,009
Interest expense on induced conversion of debt	—	3,089
Other	(1,152)	1,954
Changes in operating assets and liabilities:
Accounts receivable	25,418	4,830
Inventories	(34,305)	(3,056)
Accounts payable	13,147	(4,659)
Accrued compensation	(3,316)	875
Deferred revenue	11,959	6,781
Other assets and liabilities	(12,390)	(21,645)

Total adjustments	42,430	79,965

Net cash used in operating activities of continuing operations	(41,149)	(12,723)

Cash flows from investing activities of continuing operations:
Proceeds from sale of real estate and fixed assets	—	10,615
Purchases of marketable investments	—	(883)
Proceeds from the maturities of marketable investments	1,910	38
Purchases of restricted investments	(57,546)	(76,410)
Proceeds from the maturities of restricted investments	50,105	79,365
Capital expenditures	(11,507)	(15,413)
Increase in other assets	(2,858)	(13,538)

Net cash used in investing activities of continuing operations	(19,896)	(16,226)

Cash flows from financing activities of continuing operations:
Payments of debt principal	(17,516)	(13,335)
Proceeds from financing arrangements	2,711	—
Proceeds from employee stock plans	4,470	2,582
Payments of debt issuance costs	—	(3,618)
Net proceeds from sale of SGI common stock through private placement	—	47,270

Net cash (used in) provided by financing activities of continuing operations	(10,335)	32,899

Net (decrease) increase in cash and cash equivalents	(71,380)	3,950
Cash and cash equivalents at beginning of period	154,855	140,836

Cash and cash equivalents at end of period	$83,475	$144,786

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2004 filed with the Securities and Exchange Commission. Certain reclassifications of prior period amounts, due to events such as the sale of our Alias application software business, which is reflected as a discontinued operation, and a segment structure change have been made on the condensed consolidated financial statements to conform to the current year’s presentation.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $37 million at March 25, 2005, down from $76 million at June 25, 2004. Our unrestricted cash and marketable investments at March 25, 2005 were $84 million, down from $157 million at June 25, 2004. On March 30, 2005, subsequent to the end of our third fiscal quarter, we completed the sale of a portion of our investment in SGI Japan and received net cash proceeds of $29 million. We believe that our current resources and expected operating results, combined with the renewal of our credit facility on April 12, 2005, will provide us with sufficient liquidity to meet our financial obligations through the end of fiscal 2005.

Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows. Because of our continuing losses and declining cash position, we announced a restructuring program in the third quarter with the goal of reducing expenses. The actions taken in the third quarter will begin to affect our operating expenses in the fourth quarter, and continuing actions in the fourth quarter will not begin to be reflected in our operating expenses until early in fiscal 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve our goal of re-establishing profitable operations and positive cash flow.

2. Stock-Based Compensation

At March 25, 2005, we had stock-based compensation plans that we account for using the intrinsic value method under Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, which was subsequently amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. With the exception of restricted stock awards, this generally resulted in no compensation expense to us, since almost all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net loss from continuing operations, as reported, presented in the table below includes compensation expense for restricted stock awards and for options to purchase shares at a price below the fair market value of the underlying common stock on the grant date, all of which were awarded prior to fiscal 2002.

The following table illustrates the pro forma effect on net loss from continuing operations and net loss per share from continuing operations as if we had applied SFAS 123’s fair value method of accounting to stock-based awards issued to our employees (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net loss from continuing operations, as reported	$(44,501)	$(5,223)	$(83,579)	$(92,688)
Add:
Stock-based employee compensation expense, net of tax effect, included in net loss from continuing operations	28	48	45	184
Deduct:
Stock-based employee compensation expense determined under fair value method, net of tax effect	(1,851)	(1,567)	(4,966)	(3,897)

Net loss from continuing operations, pro forma	$(46,324)	$(6,742)	$(88,500)	$(96,401)

Net loss per share from continuing operations — basic and diluted:
As reported	$(0.17)	$(0.02)	$(0.32)	$(0.43)

Pro forma	$(0.18)	$(0.03)	$(0.34)	$(0.44)

We used the Black-Scholes-Merton option pricing model to estimate the fair value of our stock-based awards.

3. Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring and impairment activities. These activities, by plan or action, were as follows during the first nine months of fiscal 2005 (in thousands):

	Balance at June 25, 2004	Costs Incurred	Adjust - ments	Noncash Settlements and Other	Cash Payments	Balance at March 25, 2005
Fiscal 2000 plan:
Vacated facilities	$5,898	$—	$(86)	$—	$(3,169)	$2,643

Fiscal 2001 plan:
Vacated facilities	4,225	—	(353)	—	(1,815)	2,057

Fiscal 2002 plan:
Severance and related charges	52	61	(140)	276	(55)	194
Vacated facilities	450	—	266	—	(296)	420

	502	61	126	276	(351)	614

Fiscal 2003 plan:
Severance and related charges	288	104	(248)	52	(2)	194
Vacated facilities	959	—	223	—	(978)	204

	1,247	104	(25)	52	(980)	398

Fiscal 2004 plan:
Severance and related charges	1,086	128	3	—	(927)	290
Vacated facilities	46,966	8,029	(45)	—	(15,794)	39,156

	48,052	8,157	(42)	—	(16,721)	39,446

Fiscal 2005 plan:
Severance and related charges	—	6,447	—	—	(2,621)	3,826
Vacated facilities	—	8,270	—	1,014	(2,225)	7,059

	—	14,717	—	1,014	(4,846)	10,885

All restructuring plans:
Severance and related charges	1,426	6,740	(385)	328	(3,605)	4,504
Vacated facilities	58,498	16,299	5	1,014	(24,277)	51,539

Total of all restructuring plans	$59,924	$23,039	$(380)	$1,342	$(27,882)	$56,043

During the first nine months of fiscal 2005, we paid $24 million in rent obligations and $4 million in severance and related charges for all of our restructuring plans and actions. We incurred costs of $23 million, $7 million of which were for severance and related charges and $16 million of which were accretion and other costs related to our vacated facilities. We also increased our fiscal 2005 plan vacated facilities accrual by reversing $1 million of credits related to deferred rent on vacated facilities. The deferred rent arose primarily from accounting for rent inducements that were provided to us by the lessors of these facilities, which we subsequently decided to vacate. In addition, we made adjustments, which were minor in amount, to our estimates of severance and related costs and vacated facilities charges associated with the fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, and fiscal 2004 restructuring plans. These adjustments primarily reflected net lower estimated costs, increased projected sublease income, and an increase to our severance related accruals for our fiscal 2002 and fiscal 2003 restructuring plans from reclassifying a liability related to restructuring actions that had previously been recorded in other liabilities.

The restructuring liability balance of $56 million at March 25, 2005 includes $5 million in severance obligations and $51 million of facility-related liabilities. The facility related liability of $51 million represents $196 million in future rental payments due, less estimated sublease income of $100 million, the majority of which is under contract, and less $45 million in accretion expense that will be recognized through fiscal 2014. We expect to pay $3 million in severance and related charges and $7 million in facility related charges during the fourth quarter of fiscal 2005, with the remainder to be paid through fiscal 2014.

As of March 25, 2005, we have substantially completed the execution of our fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, and fiscal 2004 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through the end of fiscal 2013. The facilities obligations are net of aggregated estimated sublease income of $1 million among the fiscal 2000 and fiscal 2001 plans. There is no significant estimated sublease income associated with the fiscal 2002 and 2003 plans.

As part of the fiscal 2004 restructuring plan, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus. Pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we determined the fair value of our future contractual obligations under operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. Accordingly, we have determined the fair value of our future remaining obligations for the leased properties as $39 million. On a quarterly basis, we are required to accrete these discounted future obligations for the leased property up to their undiscounted value of $79 million over the periods from the respective cease-use dates to the end of the lease terms concluding in fiscal 2013 using the effective interest method. This undiscounted value is net of $92 million of contractual sublease income. Beginning in fiscal 2004, we began recording accretion expense, which we expect to be between $2 million and $8 million annually through fiscal 2013. During the first nine months of fiscal 2005, we recorded $8 million in Amphitheatre Technology Center-related expenses.

In an effort to reduce our operating expenses and better align operating expenses with expected revenue levels, we began to implement restructuring activities under the fiscal 2005 restructuring plan during the second quarter of fiscal 2005, with the relocation of our facility in Reading, United Kingdom. We incurred costs of $3 million related to this relocation during the second quarter, primarily for the early termination of the facility lease and other costs associated with exiting this facility. We did not incur any significant additional costs related to the relocation during the third quarter of fiscal 2005, and we do not expect to have any significant future costs related to this exit activity.

Under the additional actions taken during the third quarter of fiscal 2005, we eliminated approximately 150 positions across all levels and functions and vacated approximately 127,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2014. We expect to complete substantially all of our headcount actions under this plan by the end of the fourth quarter of fiscal 2005 and make substantially all payments related to these actions by the end of fiscal 2006. We also expect to complete substantially all facilities related actions under this plan by the end of the fourth quarter of fiscal 2005, and we will continue to make payments on the associated leases through the end of their lease terms, which we will seek to modify to the extent that we can under terms that are economically favorable to us. Pursuant to SFAS 146, we determined the fair value of our future contractual obligations under operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. As of March 25, 2005, the fair value of our future remaining obligations for the leased properties was $7 million. On a quarterly basis, we are required to accrete these discounted future obligations for the leased property up to their undiscounted net value of $12 million over the periods from the respective cease-use dates to the end of the lease terms concluding in fiscal 2014 using the effective interest method. Beginning in the fourth quarter of fiscal 2005, we will record accretion expense, which we expect to be $1 million or less annually through fiscal 2014. During the first nine months of fiscal 2005, we recorded $5 million in expenses related to facilities vacated during the third quarter. Our obligation associated with the fiscal 2005 restructuring plan as of March 25, 2005 included $4 million in severance and related charges and $7 million of vacated leased facility obligations, net of non-contractual estimated sublease income of $7 million.

The restructuring and relocation costs incurred during the nine months ended March 25, 2005, the cumulative amount incurred through March 25, 2005, and the total amount expected to be incurred for each major type of cost associated with our fiscal 2003, 2004, and 2005 restructuring plans were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:

Costs incurred and adjustments during the nine months ended March 25, 2005:
Severance and related charges	$(70)	$(74)	$(144)
Vacated facilities	129	94	223

Total	$59	$20	$79

Cumulative costs incurred as of March 25, 2005 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,262	$5,433	$12,695
Canceled contracts	97	73	170
Vacated facilities	238	175	413

Total	$7,597	$5,681	$13,278

Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the nine months ended March 25, 2005:
Severance and related charges	$85	$46	$131
Vacated facilities	4,596	3,388	7,984

Total	$4,681	$3,434	$8,115

Cumulative costs incurred as of March 25, 2005:
Severance and related charges	$10,727	$8,546	$19,273
Canceled contracts	366	275	641
Vacated facilities	17,477	13,358	30,835
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062

Total	$33,403	$25,998	$59,401

Total amount expected to be incurred:
Severance and related charges	$10,727	$8,546	$19,273
Canceled contracts	366	275	641
Vacated facilities	38,754	31,794	70,548
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062

Total	$54,680	$44,434	$99,114

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during the nine months ended March 25, 2005:
Severance and related charges	$3,454	$2,993	$6,447
Vacated facilities	4,773	3,497	8,270

Total	$8,227	$6,490	$14,717

Cumulative costs incurred as of March 25, 2005:
Severance and related charges	$3,454	$2,993	$6,447
Vacated facilities	4,773	3,497	8,270

Total	$8,227	$6,490	$14,717

Total amount expected to be incurred:
Severance and related charges	$4,930	$4,272	$9,202
Vacated facilities	8,047	6,334	14,381

Total	$12,977	$10,606	$23,583

4. Inventories

Inventories were as follows (in thousands):

	March 25, 2005	June 25, 2004
Components and subassemblies	$34,505	$31,518
Work-in-process	29,697	13,067
Finished goods	12,099	9,514
Demonstration systems	16,564	12,839

Total inventories	$92,865	$66,938

5. Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in our name by major financial institutions (see Note 8).

6. Property and Equipment

Property and equipment were as follows (in thousands):

	March 25, 2005	June 25, 2004
Property and equipment, at cost	$384,311	$443,890
Accumulated depreciation and amortization	(325,155)	(369,295)

Property and equipment, net	$59,156	$74,595

7. Other Assets

Other assets were as follows (in thousands):

	March 25, 2005	June 25, 2004
Spare parts	$27,908	$33,881
Investments	18,329	20,134
Software licenses, goodwill, and other	42,797	44,200

Total other assets	$89,034	$98,215

Our investment in SGI Japan, a related party, comprised the majority of our investments at March 25, 2005 and June 25, 2004 (see Note 15 and Note 18).

8. Financing Arrangement

We have an asset-based credit facility that is subject to acceleration upon various events of default. The facility is secured by U.S. and Canadian accounts receivable, U.S. inventory and equipment, the pledge of certain intellectual property, and a $10 million cash deposit. Available credit under our asset-based credit facility is determined weekly based on 85% of eligible accounts receivable and an inventory collateral calculation based on the terms of the agreement. This obligation bears interest payable monthly at the prime rate plus 0.25% (6.0% at March 25, 2005) for cash advances and at 2.0% for letters of credit. In February 2005, we amended the credit facility to eliminate certain restrictions on eligible accounts and revolver advances and to set the daily unrestricted cash balance requirement at $30 million. In March 2005, we further amended the credit facility to expand the borrowing base by adding the value of our intellectual property up to a maximum of $10 million and, during the period of March 24 to March 31, 2005, up to a maximum of $16 million.

We have not used this facility for cash borrowings, but rather to support letters of credit, including letters of credit we are required to provide as security under certain lease obligations. We are using our full capacity under this line to secure $47 million in letters of credit. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral (including the minimum cash deposit requirement) of $10 million and $16 million at March 25, 2005 and June 25, 2004, respectively, which is included as a component of Short-term Restricted Investments.

The credit facility contains financial and other covenants, including a quarterly minimum EBITDA covenant, limits on annual capital expenditures and a requirement to maintain a daily unrestricted cash balance of at least $50 million (which was reduced to $30 million as a result of the February 2005 amendment). During the first, second and third quarters of fiscal 2005 and the second, third and fourth quarters of fiscal 2004, we obtained waivers of certain of these financial and administrative covenants.

This credit facility matured in April 2005 and was renewed for a two-year period expiring in April 2007 (see Note 18).

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

The financial results of Alias included in discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Revenue	$—	$17,598	$—	$51,796

Income (loss) from discontinued operations before income taxes	$—	$1,778	$(276)	$5,113
Income tax provision	—	646	—	1,813

Net income (loss) from discontinued operations	$—	$1,132	$(276)	$3,300

10. Debt

Debt was as follows (in thousands):

	March 25, 2005	June 25, 2004
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $19,695 at March 25, 2005 and $23,274 at June 25, 2004	$208,274	$212,355
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $6,664 at March 25, 2005 and $7,305 at June 25, 2004	50,112	49,471
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
10.00% Japanese Yen fixed rate loan, repaid December 31, 2004	—	13,926
5.25% Senior Convertible Notes, repaid September 1, 2004	—	3,849
Other	2,584	—

	263,356	281,987
Less amounts due within one year	(1,571)	(17,775)

Amounts due after one year	$261,785	$264,212

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the “Senior Secured Convertible Notes”) and $2 million of 11.75% Senior Secured Notes (the “Senior Secured Notes”) for 98% of our existing 5.25% Senior Convertible Notes (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share, and they are redeemable at our option beginning in December 2005. During calendar year 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. In the following years, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption, beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, and prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 8 to these condensed consolidated financial statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. During the first nine months of fiscal 2005, debt with a face value of $503 thousand was converted, and the unamortized premium was reduced by $4 million due to regular amortization and the effects of the conversion.

The remaining 2004 Senior Notes which were not tendered for exchange as noted above, with an aggregate principal amount of $4 million, were paid in full on September 1, 2004.

In connection with the fiscal 1996 acquisition of Cray Research, Inc. (“Cray”), we assumed the 6.125% Convertible Subordinated Debentures due in 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to 2010 are scheduled, with a final maturity payment of $35 million in 2011.

During the first nine months of fiscal 2005, we repaid in full the remaining $14 million principal balance of our yen-denominated loan.

In connection with products sold under certain lease arrangements, after which the receivables are sold to financial institutions, we are required under EITF 88-18 “Sales of Future Revenue”, to classify the funding proceeds specifically related to future revenue streams, such as customer support contracts, as debt. These future revenue streams of approximately $3 million at March 25, 2005 (classified as “Other” in the table on page 13), will be amortized into revenue over the life of the contract and will have no future cash-flow impact.

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

Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on another entity’s failure to perform under an obligating agreement. We had no outstanding performance guarantees at March 25, 2005 that are subject to the disclosure requirements of FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Indemnifications include agreements that contingently require us to make payments to an indemnified party based on changes in an underlying variable (e.g., a specified interest rate, security price, or other variable) that is related to an asset, liability, or an equity security of the indemnified party. Indemnifications include agreements to indemnify the guaranteed party for an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. As of March 25, 2005, we have outstanding indemnifications to cover potential exposure related to the payment of additional taxes. The term of an indemnification is based on the length of time required to settle the dispute. Indemnification agreements such as those in favor of customers with respect to potential intellectual property or other liabilities are not within the scope of this discussion of guarantees since they are considered a component of standard product warranties.

Our maximum potential obligations under guarantees at March 25, 2005 were as follows (in thousands):

	Maximum Potential Amount of Future Payments	Assets Held as Collateral
Financial guarantees	$49,586	$49,586
Indemnifications	1,514	769

Total	$51,100	$50,355

Product warranty activity during the first nine months of fiscal 2005 and 2004 was as follows (in thousands):

	2005	2004
Product warranty beginning balance	$5,203	$6,711
New warranties issued	7,796	7,500
Warranties paid	(7,170)	(8,159)
Changes in warranty rate estimates	205	(1,310)

Product warranty ending balance	$6,034	$4,742

12. Loss Per Share

The computation of basic and diluted loss per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net loss from continuing operations	$(44,501)	$(5,223)	$(83,579)	$(92,688)

Weighted average shares outstanding – basic and diluted	264,043	229,743	262,856	216,782

Net loss per share from continuing operations – basic and diluted	$(0.17)	$(0.02)	$(0.32)	$(0.43)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	155,458	165,822	156,416	62,909

13. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net loss	$(44,501)	$(4,091)	$(83,855)	$(89,388)
Change in net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	617	434	530	184
Foreign currency translation gain (loss) adjustments	—	103	(1,275)	1,244

Comprehensive loss	$(43,884)	$(3,554)	$(84,600)	$(87,960)

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

High-performance systems include the SGI® Altix® and Origin® families of high-performance servers and the SGI® InfiniteStorage line of storage solutions. Our high-performance systems are high-performance supercomputing systems designed for technical computing applications. Our high-performance systems are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. These products are distributed through our direct sales force and through indirect channels including resellers and distributors.

Visual systems include the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations, the Silicon Graphics Prism™, and the SGI® Onyx® family of graphics systems. Our workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. These products are distributed through our direct sales force and through indirect channels including resellers, distributors, and system integrators.

Other products represent prior generations and remarketed versions of workstations, graphics systems, and high-performance servers that are sold through our remarketed products group.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

Other

Other revenue is primarily composed of revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue, and from engineering service revenue.

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

Information about our reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Revenue from external customers:
Products	$84,896	$123,537	$328,057	$373,397
Global services	74,272	89,883	230,211	261,788

Total reportable segments	159,168	213,420	558,268	635,185

Other	72	(855)	(519)	(878)

Total consolidated	$159,240	$212,565	$557,749	$634,307

Operating (loss) income:
Products	$(34,185)	$(23,264)	$(68,344)	$(84,333)
Global services	3,898	25,521	11,849	77,104

Total reportable segments	(30,287)	2,257	(56,495)	(7,229)

Restructuring	(14,294)	(8,643)	(22,659)	(45,866)
Other	(123)	(2,126)	(957)	(4,593)

Total consolidated	$(44,704)	$(8,512)	$(80,111)	$(57,688)

15. Related Party Transactions

On November 9, 2001, SGI entered into an agreement whereby NEC Corporation and its publicly held affiliate, NEC Soft, acquired 40% and 20% respectively, of our then wholly owned Japanese subsidiary, SGI Japan, Ltd. The business, now jointly owned by SGI, NEC, and NEC Soft, is known as SGI Japan. Based on the Stockholders Agreement between the parties which specifies ownership rights, SGI is not able to exert significant influence over SGI Japan nor does SGI have effective control over SGI Japan. All risks and rewards of ownership in SGI Japan are recognized based on the ownership structure of the entity. As part of the alliance, SGI and SGI Japan entered into a long-term exclusive distribution agreement to supply SGI equipment, services, and solutions in Japan, and as such SGI Japan obtained SGI trademark and intellectual property rights related to the business operations in Japan in accordance with standard business practice. Effective November 10, 2001, SGI no longer consolidates SGI Japan’s results in our financial statements but instead records our proportionate share of SGI Japan’s financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record product revenue sold to SGI Japan under SEC Staff Accounting Bulletin No. (SAB) 104 Revenue Recognition (replacement of SAB 101). However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results, for any SGI product sold to SGI Japan that has not been sold through to their customer, by the amount of profit on those transactions. Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a quarter lag, unless the amount of profit on product not yet sold through to SGI Japan’s customers during the quarter is materially different than previous quarters. Where materially different, we reduce our proportionate share of SGI Japan’s financial results by the amount of the profit on those specific transactions in the current quarter. During the second and third quarters of fiscal 2005, these entries were materially different than in previous quarters due to certain sales transactions and were reflected in the results for the respective quarters.

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Product revenue	$6,527	$6,158	$40,201	$21,486

Standard cost of product revenue	$3,228	$3,522	$25,363	$11,108

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at March 25, 2005 and June 25, 2004.

On March 30, 2005, we completed the sale of a portion of our interest in SGI Japan. See Note 18 for further information.

16. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payments, which revises SFAS 123, supersedes APB 25 and SFAS 148, and amends SFAS 95, Statement of Cash Flows. Generally, the requirements of SFAS 123(R) are similar to those of SFAS 123. However, SFAS 123(R) requires companies to recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure is no longer an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the effective date for the adoption of SFAS 123(R), but this rule did not impact our required adoption date. SFAS 123(R) is effective for us beginning June 25, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also has entities restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We are in the final stages of determining which method we will select for our adoption of SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. However, the impact of the adoption of SFAS 123(R) cannot be quantified at this time because it will depend on levels of share-based payments granted in the future, but had we applied the principles of SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share in Note 2 to these condensed consolidated financial statements. SFAS 123(R) also requires that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as presently required. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend, among other things, on when employees exercise stock options), the amounts of operating cash flows that we recognized in prior periods for such excess tax deductions have been immaterial.

17. Legal Proceedings

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 79019, on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlined a process for identifying and resolving claims from members of the represented class. This process was completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter of fiscal 2005.

Our U.S. tax returns for fiscal years 2002 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2004 in various foreign jurisdictions. We believe that we have made adequate provisions for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

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

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargill Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor. We have appealed the judgment, which totaled $1.3 million, including interest as of March 25, 2005, and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to EUR 4.6 million ($6 million based on the conversion rate as of March 25, 2005). The other party has contested our claim and has alleged damages of up to EUR 10 million ($13 million based on the conversion rate as of March 25, 2005) which exceed our contractual limit of liability of EUR 1.8 million ($2 million based on the conversion rate as of March 25, 2005). We are currently in discussions with the other party regarding a possible settlement; however we cannot currently predict the outcome of the dispute, which may result in litigation.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, a cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the resolution occurs or on future periods.

18. Subsequent Events

Sale of Interest in SGI Japan

On March 30, 2005, we completed the sale of a portion of our 40% equity investment in SGI Japan to Canon Sales Co., Inc., NIWS Co., Ltd. and SOFTBANK Media & Marketing Corp. We received net cash proceeds of approximately $29 million and will record a net gain of approximately $21 million in the fourth quarter of fiscal 2005. No tax liability will be incurred as a result of this transaction. As a result of the sale, the above noted investors now own a 16% interest in SGI Japan and SGI’s investment will be reduced from a 40% ownership interest to a 24% ownership interest. See Note 15 for further information on our related party relationship with SGI Japan.

Renewal of Asset-based Credit Facility

On April 12, 2005 we renewed our asset-based credit facility with Wells Fargo Foothill, Inc., with improved terms, for a two-year period expiring in April 2007. These improved terms, some of which we received the benefit of through amendments to the prior credit line, include increasing availability under the facility by expanding the existing borrowing base to add categories of collateral that tend to remain relatively fixed throughout each quarter, including our intellectual property and eligible real property, and adjusting the calculation of inventory reserves and eligible accounts receivable. In addition, the renewed facility provides for less restrictive financial covenants than those of the prior line, including reduction of the minimum cash covenant from $50 million to $25 million. The credit facility also contains restrictions that currently limit the facility to $50 million and require the deposit of a minimum of $20 million in cash collateral with the lender. We expect to continue to use the credit facility principally for letters of credit, including the rent deposit for our headquarters facility.

Available credit under the renewed credit facility is determined weekly based on the value of working capital items, real estate and intellectual property and is secured by substantially all our assets and the assets of our subsidiary that is responsible for our U.S. federal government business. Maturity of the credit facility is subject to acceleration upon various customary events of default. The credit facility includes financial covenants and other terms and conditions customary to credit facilities of this type and permits the lender to decline future extensions of credit if a material adverse change has occurred. Covenants in the credit facility provide for minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization), minimum cash and cash equivalents levels and limits on capital expenditures. The credit facility also limits our ability to incur additional indebtedness, dispose of certain assets, pay dividends on capital stock, repurchase capital stock or prepay or repurchase debt obligations. In the event we are not able to comply with the financial covenants and other terms of this facility and the default is not waived, it could have a significant impact on our working capital. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current restricted cash deposits with the lender and the full amount of the letters of credit secured by the facility. At March 25, 2005, this amount would have been $37 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance. These forward-looking statements include, among others, statements relating to expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our liquidity and capital resources, our belief that we have sufficient capital to meet our requirements for fiscal 2005, headcount reductions, and the expected impact on our business of restructurings, legal proceedings and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, among other things, the following: adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks associated with intellectual property disputes; adverse business conditions; changes in customer order patterns; the impact of employee attrition; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and new product introduction, including timely development and successful introduction of strategic products for specific markets; risks related to the acceptance of new products, including the Silicon Graphics Prism Intel/Linux-based graphics system; risks related to dependence on our partners and suppliers; risks related to market perceptions regarding proprietary versus open standard technologies; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with implementation of new business practices, processes, and information systems; uncertainties arising from claims and litigation; and other factors, including those listed below under the heading “Risks That Affect Our Business.”

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

Overview

We are a leading provider of products and services for high-performance computing, storage, and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions, and a range of software products that enable our customers in the scientific, technical, and creative communities to solve their most challenging problems and that provide them with strategic and competitive advantage in their markets. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services target primarily five market segments: defense and security, science and research, manufacturing, energy, and media.

The following overview describes key elements of our business strategy and our results achieved during fiscal 2004 and the first nine months of fiscal 2005.

Managing expenses and cash. We continue to reduce our total operating cost structure, principally from headcount reductions and the consolidation of our corporate headquarters. Costs for the first nine months of fiscal 2005 for manufacturing and service spending, research and development, sales, marketing and administration declined 7% from the comparable prior year period. However, our revenue has continued to decline at a faster rate than expenses, resulting in continued operating losses and cash consumption. Our unrestricted cash and cash equivalents and marketable investments totaled $84 million at the end of the third quarter of fiscal 2005, down from $157 million at fiscal year end in June 2004. After the end of our third fiscal quarter in March, we completed the sale of a portion of our investment in SGI Japan and received net cash proceeds of $29 million. In April 2005, we also renewed our asset-based credit facility with Wells Fargo Foothill, Inc. for a two-year period expiring in April 2007. Because of our continuing losses, a declining cash position and a decline in revenue greater than our decline in costs, we announced a restructuring program in the third quarter with the goal of reducing expenses. The actions taken in the third quarter will begin to affect our operating expenses in the fourth quarter, and continuing actions in the fourth quarter will not begin to be reflected in our operating expenses until early in fiscal 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.

Leadership in high performance standards-based computer systems. We have over the past several years transitioned our focus from systems based on our MIPS® processors and IRIX operating system to systems based on industry-standard Intel® Itanium® processors and the Linux operating system. In fiscal 2004, for the first time, sales of our Intel/Linux-based Altix server family exceeded those of our MIPS/IRIX-based Origin family and Altix represented approximately 76% of total server revenue in the first nine months of fiscal 2005.

We expect this trend to continue, especially in light of the introduction in October 2004 of Silicon Graphics Prism, our first Itanium/Linux-based graphics systems. However, competitive pressures are putting pressure on the growth rates and gross margins for our Intel/Linux product families. These pressures include increasing acceptance of commodity clusters (large groups of low cost, small computers including PC’s that are interconnected) in the high-performance computing market. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the Itanium/Linux-based product families at a rate that will more than offset the expected continued decline of the MIPS/IRIX-based families.

Maintain gross margins to support R&D and other investments. Our strategy is to develop products that are differentiated, not just compatible, which requires continued substantial investments in research and development. Our gross margin declined to 36.2% for the first nine months of fiscal 2005 compared with 41.9% in the corresponding period of fiscal 2004, in significant part due to lower volumes, competitive pricing for a small number of large systems, and a shift in mix to lower margin products. Maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between these large lower-margin transactions and our more normal sales transactions, and working with suppliers such as Intel to continue to structure favorable component pricing.

Building systems integrator and reseller channels. With our direct sales force focused on large transactions in our target markets, we are increasingly looking to resellers, systems integrators, and OEM partners to add to our sales volumes and serve markets that we do not serve directly. This is especially important because our midrange systems often have a more attractive gross margin profile than our largest systems. Although we believe we are making progress in this area, the benefits have yet to be reflected in any material respect in our results of operations.

Results	of Operations

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. Our Alias application software business was sold in June 2004 (see Note 9) and its operating results are excluded from continuing operations and reflected as discontinued operations for all applicable periods presented in this Form 10-Q (in millions, except per share amounts; numbers may not add due to rounding):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Total revenue	$159	$213	$558	$634
Cost of revenue	104	123	356	369

Gross profit	55	89	202	266
Gross profit margin	34.5%	42.1%	36.2%	41.9%
Total operating expenses	100	98	282	323

Operating loss	(45)	(9)	(80)	(58)
Interest and other income (expense), net	(1)	1	(10)	(42)

Loss from continuing operations before benefit for income taxes	(46)	(8)	(91)	(99)

Net loss from continuing operations	(45)	(5)	(84)	(93)
Net income from discontinued operations, net of tax	—	1	—	3

Net loss	$(45)	$(4)	$(84)	$(89)

Net (loss) income per share – basic and diluted:
Continuing operations	$(0.17)	$(0.02)	$(0.32)	$(0.43)
Discontinued operations	—	0.00	(0.00)	0.02

Net loss per share – basic and diluted	$(0.17)	$(0.02)	$(0.32)	$(0.41)

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

Revenue for the third quarter and first nine months of fiscal 2005 decreased $53 million or 25% and $77 million or 12%, respectively, compared with the corresponding periods of fiscal 2004 primarily due to declines in sales of our proprietary MIPS/IRIX-based products that more than offset growth in sales of our Intel/Linux-based Altix servers and Prism visualization systems, coupled with declines in our storage solutions and global services revenue.

The following table presents total revenue by reportable segment (dollars in millions; numbers may not add due to rounding):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
High-performance systems	$54	$81	$228	$236
Visual systems	19	30	62	100
Other products	12	12	38	37

Total products	$85	$123	$328	$373
% of total revenue	53%	58%	59%	59%

Global services	$74	$90	$230	$262
% of total revenue	47%	42%	41%	41%

Products. Revenue from our Products segment for the third quarter and first nine months of fiscal 2005 decreased $38 million or 31% and $45 million or 12%, respectively, compared with the corresponding periods in fiscal 2004. Our Products segment is comprised of high-performance systems including our high-performance servers and integrated storage solutions, visual systems containing our workstations and graphics systems, and other products which include our remanufactured and prior generations of workstations, graphics systems, high-performance servers and storage solutions.

Revenue from high-performance systems for the third quarter and first nine months of fiscal 2005 decreased $27 million or 33% and $8 million or 4%, respectively, compared with the corresponding periods in fiscal 2004. Revenue from high-performance servers for the third quarter of fiscal 2005 compared with the corresponding period in fiscal 2004 declined largely due to relatively flat sales of our Intel/Linux-based Altix servers coupled with the continuing decline in sales of our proprietary MIPS/IRIX-based Origin servers. Sales performance of our Altix servers did not meet our expectations in the third quarter of fiscal 2005 despite the normal seasonal decline, principally because several large transactions failed to close within the quarter. See “Risks that Affect Our Business”. Despite an increase in Altix server volume, lower average selling prices for both our Origin and Altix servers coupled with lower volumes of our Origin systems contributed to the decline in revenue on a year-over-year basis. Revenue from high-performance servers for the first nine months of fiscal 2005 compared with the corresponding period in fiscal 2004 increased slightly primarily due to a 76% increase in sales of our Altix servers. However, increasing competitive pressures from commodity cluster systems caused a decrease in Altix average selling prices. Sales of our proprietary MIPS/IRIX-based Origin servers continued to decline, and Origin average selling prices declined compared with the prior year period. Also contributing to the overall decline in high-performance systems revenue for the third quarter and first nine months of fiscal 2005 compared with the corresponding periods in fiscal 2004 was a decrease in storage solutions revenue largely due to lower volumes and lower average selling prices.

Visual systems revenue for the third quarter and first nine months of fiscal 2005 decreased $11 million or 38% and $38 million or 38%, respectively, compared with the corresponding periods in fiscal 2004, with declines in both workstations and graphics systems. The decrease in workstation revenue was primarily attributable to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. Revenue from our workstations has declined steadily over the past few years as we discontinued several product families based upon both the MIPS and Pentium® III microprocessors and as our medical OEM business deteriorated. Reduced volumes of our Silicon Graphics® Octane® family of visual workstations, as we completed its end of life, and reduced volumes of both our Fuel and Tezro visual workstations were the primary contributors to the decline in workstation revenue in the third quarter and first nine months of fiscal 2005 compared with the corresponding periods in fiscal 2004. Also contributing to the decline in workstation revenue in the third quarter and first nine months of fiscal 2005 compared with the corresponding periods in fiscal 2004 was a higher mix of Fuel visual workstations which carry a lower average selling price than Tezro workstations which carry a higher average selling price. The decline in our MIPS/IRIX-based graphics systems revenue for the third quarter and first nine months of fiscal 2005 compared with the corresponding periods of fiscal 2004 was principally due to reduced volumes despite an increase in the overall average selling prices of our graphics systems during the first nine months of fiscal 2005 compared with the corresponding period of fiscal 2004. During the second quarter of fiscal 2005, we expanded our graphics systems product family with the introduction of Silicon Graphics Prism, our graphics system based on Linux, Itanium 2, and SGI’s scalable graphics technology. While we believe that the launch of this new product family creates future growth opportunities, the decline in MIPS/IRIX-based graphics systems revenue during the third quarter of fiscal 2005 compared with the corresponding period in fiscal 2004 exceeded the revenue generated by the new Prism graphics system.

Revenue from other products for the third quarter of fiscal 2005 compared with the corresponding period of fiscal 2004 remained relatively flat though increased slightly for the first nine months of fiscal 2005 compared with the corresponding period of fiscal 2004. Increases during the first nine months of fiscal 2005 were primarily due to an increase in sales of remarketed Altix systems, prior generation graphics systems and storage, offset in part by a decline in sales of remarketed prior generation workstations and Origin servers.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Global Services revenue for the third quarter and first nine months of fiscal 2005 decreased $16 million or 17% and $32 million or 12%, respectively, compared with the corresponding periods in fiscal 2004. The declines were primarily attributable to a reduction in our traditional customer support revenue that is being affected by lower selling prices for new contracts compared with existing contracts, coupled with a decline in the overall installed base reflecting both a decline in our existing installed base as older systems are removed from the base as well as the impact to the installed base from lower system sales volumes in recent periods. A non-recurring adjustment to deferred service revenue that reduced service revenue by $2 million also contributed to the decline noted during the first nine months of fiscal 2005. Also contributing to the decline in overall global services revenue was a decrease in our Professional Services revenue in the third quarter of fiscal 2005 compared with the corresponding period in fiscal 2004 primarily due to a reduction in professional services contracted with third parties. Professional services revenue includes revenue generated from the sale of SGI and third party product and SGI consulting and managed services.

Total revenue by geographic area was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
Area	March 25, 2005		March 26, 2004		March 25, 2005		March 26, 2004
Americas	$93	59%	$133	63%	$334	60%	$409	65%
Europe	46	29%	56	26%	137	24%	159	25%
Rest of world	20	12%	24	11%	87	16%	66	10%

Total revenue	$159		$213		$558		$634

The fluctuation in geographic revenue as a percentage of total revenue in the third quarter of fiscal 2005 compared with the corresponding period of fiscal 2004 is primarily due to several large U.S federal government orders that failed to close within the third quarter resulting in lower revenue within the Americas. The fluctuation in geographic revenue as a percentage of total revenue in the first nine months of fiscal 2005 compared with the corresponding period in fiscal 2004 is primarily a result of two large transactions to a single customer in Japan, namely SGI Japan, a related party that is also our exclusive distributor in Japan, that accounted for 5% of total revenue in the first nine months of fiscal 2005.

Our consolidated backlog at March 25, 2005 was $103 million, up from $88 million at March 26, 2004. Backlog is comprised of committed purchase orders for products and professional services deliverable within three to nine months, depending on the product family. Increases in backlog primarily in the Americas and to a lesser extent in Rest of World, were offset in part by a backlog decline in Europe. From a segment standpoint, backlog improved principally within the Products segment, specifically within our Altix and Prism product families and to a lesser extent within our Storage solutions offerings and Origin product family. Increases were offset in part by backlog declines within workstations as well as our remarketed products group.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government funded research, as outlined in SFAS 2, Accounting for Research and Development Costs. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services, including the costs associated with third-party products.

Overall gross profit margin for the third quarter and the first nine months of fiscal 2005 decreased from 42.1% to 34.5% and from 41.9% to 36.2%, respectively, compared with the corresponding periods of fiscal 2004. Product and other gross profit margin for the third quarter and first nine months of fiscal 2005 decreased 13.3 percentage points and 7.6 percentage points, respectively, compared with the corresponding periods in fiscal 2004. As a result of fixed costs in our manufacturing cost structure, cost of sales did not decline in proportion to our lower sales volumes for both the third quarter and first nine months of fiscal 2005 compared with the corresponding periods in fiscal 2004. Also, we continue to see a shift in mix from our MIPS/IRIX-based systems which typically carry a higher gross margin to our Intel/Linux-based systems whose gross margins are lower. These negative impacts on gross margin were offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls. Our results for the first nine months of fiscal 2005 also reflected a higher percentage of revenue from a relatively small number of large transactions, especially in the Altix product family. These transactions typically are negotiated with high discount rates due to very competitive bidding processes, resulting in lower gross margins, offset to some extent by favorable component pricing applicable to these transactions. Increasing competitive pressures from commodity cluster systems also contributed to the decline in gross profit margin. We expect to continue to generate a portion of our revenue from large, high visibility transactions, which are typically very complex, tend to carry lower gross margins and represent unpredictable sales cycles. We also plan to continue to work with suppliers such as Intel to structure favorable component pricing to support these types of anticipated sales.

Service gross profit margin for the third quarter and first nine months of fiscal 2005 decreased 0.5 percentage points and 3.1 percentage points, respectively, compared with the corresponding periods in fiscal 2004. Due to fixed elements in the service cost structure, service costs did not decline in proportion to the revenue decline, leading to a reduction in service gross margin. Specifically, fixed costs associated with our professional services business coupled with lower margins on sales of third party product were the primary causes for the decline. A non-recurring adjustment to deferred service revenue which negatively impacted service gross margin by 1.1 percentage points in the first nine months of fiscal 2005 coupled with a large sales transaction involving a significant portion of professional services at lower than average gross margin also contributed to the overall decline in service gross profit margins during the first nine months of fiscal 2005 compared with the corresponding period in fiscal 2004.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Research and development	$24	$27	$72	$85
% of total revenue	15%	13%	13%	13%

Selling, general, and administrative	$61	$63	$187	$192
% of total revenue	38%	29%	33%	30%

Other	$14	$9	$23	$46
% of total revenue	9%	4%	4%	7%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the third quarter of fiscal 2005 decreased by 4% from the corresponding period of fiscal 2004, but increased as a percentage of total revenue from 42% to 54%. Operating expenses, excluding other operating expenses, for the first nine months of fiscal 2005 decreased by 7% from the corresponding period of fiscal 2004, but increased as a percentage of total revenue from 44% to 46%.

As a result of restructuring actions and attrition, total headcount associated with our research and development, selling, general, and administrative activities at the end of the third quarter of fiscal 2005 declined by 144, or 6%, from the corresponding headcount at the end of the third quarter of fiscal 2004.

Research and development expense decreased by $3 million from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 and by $13 million from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. Headcount and occupancy-related cost savings were the primary contributors to the decline.

Selling, general, and administrative expenses decreased by $2 million from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 and by $5 million from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 primarily due to headcount and occupancy-related cost savings. Included in the third quarter and first nine months of fiscal 2004 was a $5 million release of an estimated legal liability to reflect completion of the settlement process which did not recur in the corresponding periods of fiscal 2005. In addition, the first nine months of fiscal 2004 included a $5 million reduction in estimated employee benefit liabilities due to a modification in a benefit plan which also did not recur in the corresponding period of fiscal 2005.

Other Operating Expenses. Other operating expenses of $14 million and $9 million for the third quarters of fiscal 2005 and 2004, respectively, represented costs of our restructuring plans and asset impairment activities. Specifically, during the third quarter of fiscal 2005, we recorded $7 million of expense related to the termination of approximately 150 employees, $5 million for costs associated with vacating leased facilities, and accretion expense of $2 million related to the relocation of our Mountain View, California headquarters. During the third quarter of fiscal 2004, we recorded $9 million in restructuring costs, which were primarily associated with our headquarters relocation.

Other operating expense was $23 million and $46 million for the first nine months of fiscal 2005 and 2004, respectively. During the first nine months of fiscal 2005, we recorded non-cash accretion expense of $8 million related to the relocation of our Mountain View, California headquarters, $7 million of costs related to the termination of employees, $3 million of costs related to the relocation of our facility in the United Kingdom, and $5 million of costs related to vacating other leased facilities. During the first nine months of fiscal 2004, we recorded $18 million in severance and related costs, $1 million related to vacating other leased facilities, and $27 million in costs associated with our headquarters relocation. See Note 3 to the Condensed Consolidated Financial Statements for further information about these activities.

Because of our continuing losses and declining cash position, we have announced our intention to implement further expense reductions in the fourth quarter of fiscal 2005 to supplement those initiated in the third quarter of fiscal 2005. Due to the timing for initiating these actions, we do not expect to achieve significant costs savings from these actions in the fourth quarter of fiscal 2005.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Interest expense	$(3,706)	$(3,832)	$(12,698)	$(15,904)

Investment gain	$132	$193	$162	$193
Foreign exchange gain (loss)	312	(190)	1,650	1,151
Miscellaneous income (expense)	1,393	3,985	(781)	2,326
Interest income	508	426	1,180	1,400

Interest and other income (expense), net	$2,345	$4,414	$2,211	$5,070

Loss on extinguishment of tendered debt	$—	$—	$—	$(30,915)

Interest Expense. Interest expense was unchanged at $4 million for the third quarters of fiscal 2004 and 2005 and decreased from $16 million for the first nine months of fiscal 2004 to $13 million in the first nine months of fiscal 2005 primarily as a result of the decrease in our long-term debt.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest on our cash investments, gains and losses on other investments, and other non-operating items. Miscellaneous income (expense) decreased from the third quarter of fiscal 2004 to the same quarter in fiscal 2005 primarily because of receipt of a nonrecurring $2 million settlement for terminating a contractual arrangement during the third quarter of fiscal 2004.

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

Income Taxes

Our net benefit for income taxes of $7 million for the first nine months of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years and a reduction of foreign tax exposures, partially offset by net income taxes payable in foreign jurisdictions. Our net benefit for income taxes of $7 million for the first nine months of fiscal 2004 arose principally from the reassessment of our global tax exposures and refunds associated with certain U.S. and state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

At March 25, 2005, unrestricted cash and cash equivalents and marketable investments totaled $84 million, compared with $106 million at December 24, 2004 and $157 million at June 25, 2004. At March 25, 2005, December 24, 2004 and June 25, 2004, we also held $32 million, $29 million and $24 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Our working capital of $37 million at March 25, 2005 decreased from $65 million at December 24, 2004 and from $76 million at June 25, 2004.

Primarily as a result of net losses, operating activities from continuing operations used $41 million during the first nine months of fiscal 2005, compared with using $13 million during the same period in fiscal 2004. The negative operating cash flows from continuing operations in the first nine months of fiscal 2005 were primarily the result of payments related to restructuring actions and higher operating losses. Cash payments for severance and facilities obligations related to restructuring actions initiated in the current and prior years totaled $28 million. Furthermore, we expect these restructuring actions to result in additional future net cash outlays of $100 million, of which we project that

$10 million will occur in the fourth quarter of fiscal 2005, $17 million in fiscal 2006 and the remainder to occur through fiscal 2014. Regarding our cash invested in working capital, our increased investment in inventories used $34 million of cash during the first nine months of fiscal 2005. Inventories increased primarily due to seasonality and because several large transactions failed to close within the quarter. In addition, we manufacture complex products for which the linearity is concentrated near the end of our quarters. Small variations in the timing of our production processes can also affect whether sales occur before or after quarter end and can, therefore, affect our quarter end inventory balances.

The cash impact of the increase in our inventories was partially offset by a $25 million decrease in our accounts receivable. The decrease in accounts receivable is attributable to decreased revenue levels, our continued focus on cash collections, with specific focus on aged receivables. Our days’ sales outstanding increased from an average of 47 days at March 26, 2004 to 50 days at March 25, 2005.

Investing activities, other than changes in available-for-sale and restricted investments, used $14 million in cash during the first nine months of fiscal 2005, compared with using $18 million in cash during the same period of fiscal 2004. Principal investing activities in the first nine months of fiscal 2005 was primarily attributable to capital expenditures of $12 million primarily for leasehold improvements, manufacturing equipment, and information technology equipment. Principal investing activities in the first nine months of fiscal 2004 included $15 million for capital expenditures, and increases in prepaid expenses associated with our new corporate headquarters, purchases of spares inventory to support new and existing products, and other asset activity in the ordinary course of business, which were partially offset by $11 million in net cash proceeds received from the sale of our facility in Cortaillod, Switzerland. Capital expenditures were higher in the first nine months of fiscal 2004 than during the first nine months of 2005 primarily because of spending in 2004 related to the relocation of our corporate headquarters to the Crittenden Technology Center campus in Mountain View, California. During the first nine months of fiscal 2005, we conducted an inventory of fixed assets and, as a result, recorded disposals of fixed assets with a cost basis of $58 million and no significant remaining net book value. This activity had no significant effect on our results of operations or cash flows.

The principal use of cash for financing activities during the first nine months of fiscal 2005 and 2004 included $18 million and $13 million, respectively, in debt principal payments. We repaid $13 million of our Japanese yen fixed rate loan during the first nine months of fiscal 2004, and we repaid the remaining $14 million during the same period of fiscal 2005. Also, we repaid the $4 million outstanding principal amount of our 5.25% Senior Convertible Notes during the first nine months of fiscal 2005. During the first nine months of fiscal 2004, we sold approximately 18 million shares of our common stock to certain institutional investors in a private placement transaction. The aggregate purchase price of the common stock was $50 million, and we received $47 million in net proceeds.

At March 25, 2005, our principal sources of liquidity included cash and cash equivalents and unrestricted marketable investments of $84 million. Based on our revenue outlook for the fourth quarter ending June 24, 2005 and the timing of various future payments, we expect to continue to consume cash during the fourth quarter of fiscal 2005. We also experience significant intra-quarter fluctuations in our cash levels due to timing differences between our payments to vendors and our collections from customers, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. As a result, we continue to focus on spending controls and working capital efficiencies to maintain adequate levels of unrestricted cash within each quarter. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we might no longer have the cash resources required to run our business.

The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed. At March 25, 2005, we had an asset-based credit facility that we used for the purpose of issuing letters of credit supporting certain lease obligations. The facility was secured by our U.S. and Canadian accounts receivable, U.S. inventory and equipment, certain intellectual property and $10 million cash collateral. We also deposit additional cash whenever eligible accounts receivable and other collateral fluctuate below the level needed to secure our letters of credit. At March 25, 2005, this facility was secured by a total of $10 million cash collateral.

The asset-based credit facility matured in April 2005. Upon maturity, we renewed the facility, with improved terms, for a two-year period expiring in April 2007. These improved terms, some of which we received the benefit of through amendments to the prior credit line, include increasing availability under the facility by expanding the existing borrowing base to add categories of collateral that tend to remain relatively fixed throughout each quarter, including our intellectual property and eligible real property, and adjusting the calculation of inventory reserves and eligible accounts receivable. In addition, the renewed facility provides for less restrictive financial covenants than those of the prior line, including reduction of the minimum cash covenant from $50 million to $25 million. The credit facility also contains restrictions that currently limit the facility to $50 million and require the deposit of a minimum of $20 million in cash collateral with the lender. We expect to continue to use the credit facility principally for letters of credit, including the rent deposit for our headquarters facility.

Covenants in the credit facility require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and minimum cash and cash equivalents levels and set maximum capital expenditure levels. The credit facility and the indentures governing the secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, dispose of certain assets, issue or pay dividends on capital stock, repurchase capital stock, or prepay or repurchase subordinated debt. A failure to comply with these covenants could entitle the debt holders to accelerate the underlying obligations. On several occasions during fiscal 2004 and during the first three quarters of fiscal 2005, we were in violation of financial and administrative covenants in the credit facility. In each case we received a waiver of compliance from the lender.

We also had outstanding $191 million aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, at both March 25, 2005 and June 25, 2004, and $57 million aggregate principal amount of convertible subordinated debentures, due in 2011, at both March 25, 2005 and June 25, 2004.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $37 million at March 25, 2005, down from $76 million at June 25, 2004. Our unrestricted cash and marketable investments at March 25, 2005 were $84 million, down from $157 million at June 25, 2004. On March 30, 2005, subsequent to the end of our third fiscal quarter, we completed the sale of a portion of our investment in SGI Japan and received net cash proceeds of $29 million. We believe that our current resources and expected operating results, combined with the renewal of our credit facility on April 12, 2005, will provide us with sufficient liquidity to meet our financial obligations through the end of fiscal 2005.

Beyond fiscal 2005, the adequacy of our resources will depend largely on our success in re-establishing profitable operations and positive operating cash flows. Because of our continuing losses and declining cash position, we announced a restructuring program in the third quarter with the goal of reducing expenses. The actions taken in the third quarter will begin to affect our operating expenses in the fourth quarter, and continuing actions in the fourth quarter will not begin to be reflected in our operating expenses until early in fiscal 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve our goal of re-establishing profitable operations and positive cash flow.

Contractual Obligations

During the first nine months of fiscal 2005, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected in our condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these critical accounting policies and estimates, including those related to customer programs and incentives, bad debts, inventory, lease residual values, warranty obligations, restructuring, incomes taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Lease Residual Values. Effective beginning in the second half of fiscal 2004, we now retain a residual interest in the products sold under certain lease arrangements, representing the estimated fair market value of the equipment at the end of the lease term. The residual value is derived for each significant product family based upon the following factors: historical data regarding recovery of residual values; current assessment of market conditions for used equipment; and any forward-looking projections deemed significant, particularly those relating to upcoming technology or changing market conditions. Residual values are evaluated periodically to determine if other-than-temporary declines in estimated residual values are indicated. Any anticipated increase in future residual values is not recognized until the used equipment is remarketed. Factors that could cause actual results to differ materially from the estimates include severe changes in the used equipment market and unforeseen changes in technology.

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

Valuation of Goodwill. We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the Condensed Consolidated Financial Statements. We determine the fair value of our reporting units based on an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. In determining the fair value of a reporting unit we make estimates and assumptions about these reporting units. Our estimated future cash flows are based on assumptions that are consistent with our routine annual planning process and include revenue growth rates and operating margins, risk-adjusted discount rates and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Actual future results may differ from those estimates.

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5, Accounting for Contingencies and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to decrease by $4 million, $2 million and $13 million in fiscal 2004, 2003 and 2002, respectively.

Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, Accounting for Income Taxes, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

Other Significant Accounting Policies. Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments, stock-based compensation and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Specific conclusions reached by these standards setters may cause a material change in our accounting policies.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

Our success will require continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism, visualization systems based on Linux, Itanium 2, and our scalable graphics technology. Risks associated with these newer product families include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers.

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

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At March 25, 2005, our principal source of liquidity was unrestricted cash and marketable investments of $84 million, down from $106 million at December 24, 2004. We expect to continue to consume cash from operations in the fourth quarter of fiscal 2005. Due to the significant intra-quarter fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels tend to be at their highest at the end of the quarter. As a result, we continue to focus on expense controls and working capital efficiencies to maintain adequate cash levels. See “Financial Condition.” If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in payment terms from vendors or other causes, we could no longer have the cash resources required to run our business. The uncertainty related to such a circumstance could adversely affect our relationships with customers, vendors and partners.

Our on-going restructuring activities may not reduce our losses and cash consumption. In the third quarter of fiscal 2005, we initiated previously announced restructuring actions with a goal to reduce expenses by at least 10% from then projected third quarter levels. These restructuring actions, which primarily include the elimination of approximately 200 positions worldwide and exiting a portion of certain facilities, were commenced in February 2005 and will continue in the fourth quarter of fiscal 2005 as we complete notifications to employees outside the U.S. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish its intended objective of reducing our losses and cash consumption. The third quarter restructuring charge of approximately $14 million was incurred primarily in connection with this restructuring and is comprised primarily of U.S. severance costs and future lease payments relating to vacated facilities. Substantially all of the restructuring charges has required or will require the outlay of cash, although the timing of payments relating to leased facilities is unchanged by the restructuring.

The terms of our debt obligations may limit our ability to raise additional capital and may adversely affect our business. We have an asset-based credit facility, renewed in April 2005, and two series of outstanding secured notes that may be in default and accelerated if we fail to meet certain financial and other covenants. Our asset-based credit facility also permits the lender to decline future extensions of credit if a material adverse change occurs. See “Financial Condition.” During the first, second, and third quarters of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under the prior credit facility for which, in each case, we received a waiver from the lender. However, there can be no assurance that a waiver will be available on acceptable terms in the event of a future default. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility. If a default is not waived, we may not be able to obtain alternative financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

If we continue to consume cash in operations and restructuring, we may need to obtain additional financing to fund our business or repay our debt, and we cannot assure you that financing will be available in amounts or on terms acceptable to us. In addition, if funds are raised by incurring further debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock.

Our common stock may be delisted. The New York Stock Exchange (“NYSE”) requires that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. Based on the recent trend in our stock price and discussions with the NYSE, we expect to receive a notice of non-compliance in the near future, as we did in 2002 and 2001. If we fail or are unable to take action, such as a reverse stock split, to raise our stock price above this minimum threshold within a time frame acceptable to the NYSE, the NYSE could terminate the listing of our common stock. Delisting would adversely affect the liquidity and market price of our common stock.

Our disclosure controls and procedures need improvement. Our independent registered public accounting firm, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. Although we are making progress implementing changes to respond to these matters, we have continued to identify deficiencies in our internal controls during the second and third quarters of fiscal 2005 and have taken steps to address these deficiencies. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. Despite the steps we have taken to effectively correct the identified deficiencies, there could still be a risk of accounting errors, which could have an adverse affect on our operations or consolidated financial results. There is no guarantee that the changes we have implemented will be effective. In addition, we are evaluating, documenting and testing our internal controls in anticipation of our required compliance at June 24, 2005 with Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to complete the required assessment as to the adequacy of our internal control reporting and remediate any deficiencies identified through the process, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of June 24, 2005, investors could lose confidence in the reliability of our internal controls over financial reporting.

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

We are increasingly dependent on our partners. Our strategy of developing system products based on industry-standard technologies has increased our dependence on Intel and other partners. It is important that we receive appropriate technical cooperation from Intel and other partners, and that the products from these partners continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our Altix and Prism families depend on the continued availability, performance and price/performance of the Intel Itanium 2 processor family. Our financial performance and business prospects would be adversely affected if Intel were to reduce its support for the Itanium 2 line, including its willingness to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity.

The competitiveness of our system products, particularly our servers, is also significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. The success of our Linux-based products and services depends on, among other things, the growth of the Linux market, the acceptance of Linux solutions by customers in demanding environments, the availability of Linux applications optimized for the 64-bit Itanium 2 platform or our scalable systems architecture and our dependence on acceptance of SGI-developed code by the open source community and by Linux distributors with whom we partner.

Our dependence on third party partners and suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis. We rely on both single source and sole source suppliers for many of the components we use in our products. We utilize the Intel Itanium 2 processors in our Altix family of servers and superclusters and our Prism graphics system and have designed our system architecture to optimize performance using this processor. The Itanium 2 processor family is available only from Intel. If we were to utilize an alternative microprocessor, the transition would require an alternative design, which would be costly and cause significant delays in the development of future products, adversely affecting our business and operating results.

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

We are dependent on sales to the U.S. government. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to changes in appropriation and spending patterns. Our U.S. government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Events like Operation Iraqi Freedom and the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may adversely affect our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on SGI.

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

We operate in a highly competitive industry with increasing market share being gained by cluster systems. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. Specifically, PC vendors such as Dell Computer have achieved meaningful penetration in the high performance computing market with commodity products that can be clustered together to produce systems that compete with our mid-range products. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “Many of our international sales require export licenses.”

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

We are subject to the risks of international operations. We generate a large portion of our revenue outside the United States, and as a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business have caused and may continue to cause damage or disruption to commerce by creating economic and political uncertainties. Such events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our costs of operations, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to: changes in a country’s economic and labor conditions; currency fluctuations; compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad; changes in tax laws; changes in the regulatory or legal environment; difficulties associated with repatriating cash generated abroad; fluctuations in transportation costs; natural and medical disasters; and trade protection measures.

Many of our international sales require export licenses. Our sales to customers outside the United States are subject to U.S. export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

Our independent registered public accounting firm, (“Ernst & Young LLP”), advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Ernst & Young’s fiscal 2004 conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process that, in their view, should have been identified and resolved by the Company as part of the internal accounting close process. The adjustments involved accruals for accounts payable, calculation errors relating to certain items of interest and depreciation expense, and the choice of accounting methods for a complex transaction involving hardware and services revenue. The adjustments were made prior to the public release of our results for fiscal 2004 and do not affect previously announced results.

The matters identified in the Ernst & Young letter have been reviewed with management and the Audit Committee. Management believes that the material weakness identified in the Ernst & Young letter is attributable in significant part to the substantial headcount reductions that we have implemented over the past several years, which have had a disproportionate impact on administrative functions.

We have an ongoing process of analyzing and attempting to improve our internal controls, including those related to the matters identified in the Ernst & Young letter. We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. During the first nine months of fiscal 2005 we implemented enhanced control procedures to mitigate several of the items noted by Ernst & Young.

Specifically, we:

•	developed and began to deliver training programs for our finance personnel, including programs specifically targeted at revenue recognition;

•	strengthened our staffing in revenue recognition accounting and SEC Reporting;

•	implemented additional procedures to identify the existence of liabilities and review their accuracy;

•	added additional review procedures over critical spreadsheets that are used to directly determine financial statement amounts or balances; and

•	strengthened our internal review procedures in conjunction with our ongoing work to enhance our internal controls, enabling us to identify and adjust items as part of our normal close process during our quarter ended March 25, 2005.

Through the third fiscal quarter we continued to address and correct internal control deficiencies. In the second fiscal quarter, we had one item that was identified by Ernst & Young during the course of their quarterly review that resulted in an adjustment being recorded in that quarter. In conjunction with our enhanced review procedures, the Company also identified a small number of items that resulted in adjustments being recorded in the second and third quarters of fiscal 2005 that should have more appropriately been recorded in other periods. These adjustments did not have a material impact on results reported in previous periods. We have evaluated all such control deficiencies related to these adjustments, both individually, and in the aggregate, whether identified by the Company or by Ernst & Young, and have determined that two such control deficiencies would be categorized as “significant deficiencies” in our internal controls over financial reporting. We have discussed these matters with both Ernst & Young and our Audit Committee. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The adjustments were made prior to the public release of our results for the third quarter of fiscal 2005 and therefore do not affect previously announced results for the third quarter of fiscal 2005. We are continuing our efforts to enhance our internal review procedures.

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

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In June 2002, we reached an agreement to resolve the claims asserted in a lawsuit originally filed as Collette Sweeney v. Silicon Graphics, Inc. and Does 1-50, inclusive, CV 790199 on June 5, 2000 in the Superior Court for the County of Santa Clara, State of California and later dismissed by the plaintiffs but refiled as a representative action under California Business and Professions Code section 17200 by the plaintiffs’ original counsel. The lawsuit asserts claims for violations of provisions of the California Labor Code and California Wage Orders. The settlement agreement outlined a process for identifying and resolving claims from members of the represented class. This process was completed in the third quarter of fiscal 2004 and we expect the complaint will be dismissed in the fourth quarter of fiscal 2005.

Our U.S. tax returns for fiscal years 2002 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT and sales tax audits for years 1995 through 2004 in various foreign jurisdictions. We believe that we have made adequate provisions for any adjustments that have resulted or may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

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

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargill Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor. We have appealed the judgment, which totaled $1.3 million, including interest as of March 25, 2005, and expect the appeal to be heard in 2006.

We are currently involved in a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to EUR 4.6 million ($6 million based on the conversion rate as of March 25, 2005). The other party has contested our claim and has alleged damages of up to EUR 10 million ($13 million based on the conversion rate as of March 25, 2005) which exceed our contractual limit of liability of EUR 1.8 million ($2 million based on the conversion rate as of March 25, 2005). We are currently in discussions with the other party regarding the possible settlement of the dispute; however we cannot currently predict the outcome and the dispute may result in litigation.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, a cash or other settlement or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the resolution occurs or on future periods.

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Second Amended and Restated Credit Agreement, dated as of April 12, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 14, 2005).

10.2	Security Agreement, dated as of April 12, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 14, 2005).

10.3	Amended and Restated Intellectual Property Security Agreement, dated as of March 21, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 25, 2005).

10.4	Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended and restated as of April 25, 2001.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2005	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)