Form 10-K
period 2005-06-24
SILICON GRAPHICS INC
filed 2005-09-22
CIK 802301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 24, 2005.

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
6.50% Senior Secured Convertible Notes	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 24, 2004 on the New York Stock Exchange, was approximately $279 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant’s voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 9, 2005, the registrant had 268,256,138 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

SILICON GRAPHICS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED JUNE 24, 2005

i

PART I

The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements about our business, objectives, financial condition, and future performance that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our ability to raise additional financing and the expected terms of that financing, our belief regarding capital levels required for fiscal 2006, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms and similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructurings to be effected in fiscal 2006; changes in customer order patterns; the impact of employee attrition; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed in the subsection “Risks That Affect Our Business” in Part II, Item 7 of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

ITEM 1. BUSINESS

General

SGI is a leading provider of products, services, and solutions for use in high-performance computing, visualization and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions, and associated software products which enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are targeted primarily toward five market segments: defense and homeland security, science and research, manufacturing, energy, and media.

Business Strategy

For more than 20 years, Silicon Graphics systems have enabled discovery and innovation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. Our business strategy is based on a unique focus on technical computing and helping our customers to solve their most demanding problems. This strategy requires that we maintain industry leadership with our products and services and provide highly differentiated value to our customers. Accordingly, the core elements of our strategy are as follows:

•	Systems Designed Specifically for Technical Computing. SGI builds its products specifically to meet the needs of scientists, engineers, and creative professionals. We design our systems to support the processing and visualization of massive amounts of data and to support the sharing of that data with others remotely or in a collaborative environment. We also design our systems to be able to scale the number of processors, the amount of memory, or the number of graphics “pipelines” within a system. For instance, customers can start with as few as 2 or 4 processors, grow that system to as many as 512 processors in a single computer, and then cluster those systems together to create “supercluster” systems that are among the most powerful supercomputers in the world. Similarly, memory in a single system can be scaled to as much as 13 terabytes, all of which can be accessed by all processors, even if the memory is not local to the processor. This capability, called “Global Shared Memory”, enables large technical problems to be solved more rapidly than on clusters of small systems where the memory is fragmented. This strategic approach to scalability also extends to our visualization platforms, whereby customers can have as many as 34 graphics pipes on one computer, substantially increasing the amount of data they can visualize at one time. Scalability across our product lines is important to our customers because it enables them to achieve levels of performance not possible through other means.

•	Leading-Edge Innovation. Being at the forefront of high-performance computing, storage and visualization is core to our strategy, and accordingly we invest significantly in research and development. Over the last 23 years, SGI has introduced many important innovations to the world, including OpenGL®, one of the earliest RISC workstations, the first scalable NUMA system, the first video on demand implementation, and work that led to the first storage area networks.

•	Support of Industry Standards. Over the last few years, SGI has made a strategic shift to embrace open standards for core elements of its new generation products, while minimizing its proprietary component technology development to areas that deliver differentiated features and performance. This shift to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price-performance of today’s best-of-breed components, such as commodity DRAMs and the Intel® Itanium® family of processors. Second, it enables SGI to leverage the research and development of Intel and the Linux community and therefore to focus our resources on systems architecture, storage management, and visualization capabilities, all of which we believe are differentiated in important respects in the marketplace. Third, our support of industry standards, such as the Linux® operating system, enables SGI to assimilate easily into standards-based IT environments.

•	Direct Engagement with Our Customers. Silicon Graphics benefits greatly from its close association with its customers, who are often among the leading experts in their fields. Many of the world’s preeminent scientists and engineers are enthusiastic users of SGI products and services, and we maintain a program of regular contact and technical discourse. In addition to sponsoring many industry conferences and forums around the world, SGI engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes many of the world’s supercomputing elite. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach, and we consider this close association to be a core part of our ongoing strategy.

•	Vertical Focus. SGI is primarily focused on five vertical markets: defense and homeland security, science and research, manufacturing, energy, and media. Our vertical expertise is a differentiating factor for our company, and we offer a host of value-add consulting, integration, and professional services to our customers in these markets. We employ experts from these targeted industries and work directly on-site with customers as team-members. Additionally, many of our engineering and service staff hold security clearances.

•	Investing in ISV and Reseller Relationships. SGI depends on a strong ecosystem of software, hardware and reselling partners. We have invested in a worldwide global developer program for independent software vendors, including porting and benchmarking help, direct interaction with our engineering staff and sales and marketing resources. We understand that our success depends on theirs. We also engage in a variety of programs with OEM and reselling partners, who bring our technologies to a variety of customers not serviced directly by our own sales force. Investment in developing reseller channels and in software application partners joint marketing continues to be a key strategy for us.

Products

SGI® systems are designed specifically to meet the needs of the scientific, technical, and creative marketplaces. SGI systems are primarily based on the Linux operating system and Intel Itanium 2 microprocessors, although we continue to offer some systems based on the IRIX® operating system and MIPS® RISC microprocessors. Both the Intel/Linux-based and MIPS/IRIX-based product lines feature our innovative SGI NUMAflex™ memory-interconnect architecture and provide unique levels of performance and scalability to our customers.

Scalable Servers. SGI offers a full range of servers from our entry level Altix® 300 series of servers and clusters through the Altix® 3000 series of servers and supercomputers. The Altix family of products features Intel Itanium 2 processors, the Linux operating system, and SGI NUMAflex, which enables customers to configure systems to meet their exact requirements, while maintaining optimum flexibility in meeting their changing needs over time. Altix 300 series systems combine SGI’s NUMAflex architecture with entry-level pricing to deliver exceptional value as a scalable solution for departmental, database and cluster applications. The Altix 3000 systems are the most scalable systems in the industry and achieve high performance through the combination of the proven NUMAflex approach and the power of up to 512 Itanium 2 processors running a single operating system. Altix systems can further be brought together in clusters to create supercomputers of 10,240 processors or more that are among the most powerful in the world today.

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

Visualization Systems. For more than 20 years, Silicon Graphics has been synonymous with advanced computer graphics capabilities. Today, the Silicon Graphics Prism™ family of products continues that tradition, providing high levels of resolution, realism, and performance. These scalable systems, introduced in fiscal 2005, are built on the same high-bandwidth SGI NUMAflex architecture as the Altix servers with standard industry-leading graphics cards built or integrated into an affordable, high performance visualization system featuring the Linux operating system and Intel Itanium 2 processors. SGI’s visualization systems integrate high-performance computing, data management, and high-performance visualization into a single system.

SGI® Reality Center® environments enable groups of decision makers to visualize complex data in an interactive manner. Customers around the world have used Reality Center environments to increase production from oil reserves, design safer cars, interpret complex scientific data, and generally enable real-time decision support by immersing decision-makers in high quality, high-resolution, and interactive environments.

Storage Solutions. Customers across high-performance computing (HPC) markets desire ever increasing performance from their servers, creating a parallel need to manage the massive amounts of data generated by these servers. SGI® InfiniteStorage is a line of scalable, high-performance storage solutions built specifically for data-intensive environments. These solutions help customers access and use their data in a more efficient manner, to produce better workflow management, faster cycle times, and higher levels of access, availability, and security.

Within the InfiniteStorage line, SGI offers a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. SGI also offers storage area network (SAN) solutions based on tightly integrating our CXFS™ shared file system, along with SGI’s FailSafe® high-availability software and Data Migration Facility (DMF) for hierarchical storage management. SGI also offers scalable network-attached storage through a range of file-serving solution bundles. InfiniteStorage systems can be attached to both SGI systems and a variety of platforms from other vendors. This approach is intended to allow these solutions to scale across storage architectures and operating systems in addition to scaling from megabytes to exabytes and from hundreds to millions of files in a single system.

Marketing, Sales, and Distribution

SGI sells system products and solutions through both a direct sales force and indirect channel partners. In fiscal 2005, SGI initiated a program to recruit and develop a stronger reseller channel in order to reach a greater number of customers and introduce our products to new markets. The SGI direct sales and support organization operates throughout the United States and in most significant international markets. We have channel partners in almost all the countries in which we have a presence; in other countries, we work through SGI authorized distributors.

Our indirect channel partners include service providers, systems integrators, value-added resellers, master resellers, and OEMs.

We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program, we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver the highest quality software on both our Linux and IRIX platforms.

Our Solutions Finance organization works with customers to arrange third party financing for sales-type lease transactions and assists in the remarketing of off-lease systems.

Information with respect to international operations and export sales is presented in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. See also “Risks That Affect Our Business” included in Part II, Item 7 of this Form 10-K.

No single end-user customer accounted for 10% or more of our revenues in each of the last three fiscal years. While our sales in the U.S. government sector represent substantially more than that level, these sales are made to and through numerous government agencies and to integrators and resellers who work with those agencies. Information regarding revenue and operating profit by reportable segments and revenue from external customers by geographic region is presented in Note 19 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Technology Solutions

The quality and reliability of our products and our understanding of SGI customer’s technical and business challenges is critical to our success. SGI’s Technology Solutions portfolio offers system solution engineering services, professional and managed services, and traditional customer support and education. We provide customer support services online, through SGI global support centers and through authorized local service providers in countries where SGI does not have a local office. We typically provide a standard hardware warranty against defects in materials and workmanship for periods of up to three years.

Research and Development

SGI is concentrating its research and development efforts on products and technologies that it believes hold the highest potential, including global shared memory system architectures, visualization, and storage. Our strategy is to derive maximum leverage from these efforts by using a foundation of industry-standard components, such as the Intel Itanium family of microprocessors and the Linux operating system. As a result, we have sharply reduced our investment in our own MIPS microprocessors and IRIX operating system. There can be no assurance that we will maintain or create sufficient differentiation to achieve and sustain a competitive advantage.

During fiscal 2005, fiscal 2004 and fiscal 2003, SGI spent approximately $93 million, $109 million and $158 million, respectively, on research and development, representing approximately 13% of total revenue in both fiscal 2005 and fiscal 2004 and 18% of total revenue in fiscal 2003. We are committed to continuing innovation and differentiation, and as a result will most likely continue to make research and development investments consistent with historical levels. However, declines in total revenue over the last several fiscal years have led us to reduce the absolute dollar level of our investment in research and development.

Manufacturing

SGI’s single point of manufacture and fulfillment is located in Chippewa Falls, Wisconsin. Our manufacturing operations primarily involve the assembly and test of high level subassemblies and subsystems, configured specifically to customer requirements. All finished products are subject to appropriate environmental and functional testing prior to shipment. We continually evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits (ASICs), microprocessors and certain cable and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages, or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Continued availability of these components could be affected if producers were to discontinue supplying, or to change the payment terms for, components customized to meet our requirements. Risks also include limited bargaining flexibility, long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These purchase commitments typically cover our requirements for periods ranging from 30 to 180 days.

We also have single sources for less critical components, such as peripherals, communications controllers, power supplies, monitors, and chassis, but we believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our operating results.

Several of our suppliers are located outside the United States. Pricing from these suppliers can be strongly affected by such factors as trade protection measures and changes in currency exchange rates. In addition, the markets for memory modules, which are a significant component of our overall systems cost, can be volatile both in terms of pricing and availability.

Competition

The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent new product introductions, short product life cycles and steadily improving price/performance. The principal competitive factors for us are product features, price/performance, product quality and reliability, ease of use, capabilities of the system software, availability of third party applications software, customer support, product availability, corporate reputation, and price. Significant discounting from list prices is prevalent in the industry.

Our unique market focus on technical and creative users provides advantages in being able to design our systems specifically for these users. However, our competitors such as IBM, Hewlett-Packard and Sun Microsystems, are generally far larger companies with much greater resources. Because a high performance computer system is a substantial investment requiring multi-year support, concerns as to our continued viability can have a significant competitive impact. In some instances, the diversified businesses of our competitors can support very deep discounting to gain market share in the high-performance computing business. We believe growth in the Linux-based systems market may also attract increased competition. An important competitive development in our market has been the emergence of networked “clusters” of commodity computers from suppliers like Dell Computer as an alternative to our midrange products. These clusters have grown at a faster than anticipated rate and are taking an increasing share of the high-performance computing market.

Proprietary Rights and Licenses

We currently own and have applied for more than 700 U.S. patents, and we intend to continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks. Although we believe the ownership of patents, copyrights, trademarks, and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our personnel to differentiate our products and services within the marketplace.

As is customary in our industry, we license from third parties a wide range of software, including the UNIX® operating system, for internal use and use by our customers.

Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property lawsuits both as plaintiff and defendant. We are in discussions with several parties that have asserted intellectual property infringement claims, and we expect that litigation of this sort will reoccur from time to time. See “Risks That Affect Our Business”.

Seasonality and Backlog

We do not consider our business to be highly seasonal, although in the past three years revenues in the second fiscal quarter ending in December have been higher than other quarters in our fiscal year, reflecting in part buying patterns of calendar year-end customers. Past performance should not be considered a reliable indicator of our future revenues or financial performance.

Our consolidated backlog at June 24, 2005 was $120 million, up from $109 million at June 25, 2004. Backlog is comprised of committed purchase orders for products and services deliverable within nine months. We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. In addition, we have not yet reflected in our backlog several longer delivery-cycle contracts we have been awarded that total in excess of $70 million. Among these are significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany. These orders are currently scheduled to ship outside the time frame provided in our bookings policy and will not be recognized as revenue in fiscal 2006. These orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance. Although the backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, many orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. As a result, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability.

Production and marketing of products in certain states and countries may subject us to environmental and other regulations. For example, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. In addition, we may face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Producers are financially responsible for implementing these responsibilities if they are participating in the market in August 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and Japan. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. Environmental costs are presently not material to our operations or financial position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations, there is no assurance that such existing laws or future laws will not have a material adverse affect on us.

Employees

As of June 24, 2005, we had 2,423 regular employees compared with 2,655 at June 25, 2004. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers’ councils where required by European Union or other applicable laws.

Corporate Data

SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. SGI’s website address is www.sgi.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations page of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Human Resources Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on our website at www.sgi.com/company_info/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics, Inc., 1500 Crittenden Lane, Mountain View, CA 94043.

Trademarks Used in the Form 10-K

Silicon Graphics, SGI, Octane, Onyx, Origin, Tezro, Fuel, FailSafe, IRIX, Altix, OpenGL and Reality Center are registered trademarks, and CXFS, NUMAflex and Prism are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide.

MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group. Intel and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of SGI and their ages as of September 15, 2005 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert R. Bishop	62	Chairman, Chief Executive Officer, and Director	1999
Warren Pratt	52	Executive Vice President and Chief Operating Officer	2000
Sandra M. Escher	45	Senior Vice President and General Counsel	1999
Eng Lim Goh, PhD	45	Senior Vice President and Chief Technology Officer	2000
Kathy Lanterman	45	Vice President and Corporate Controller	2002
Anthony K. Robbins	45	President, SGI Federal and Senior Vice President, SGI Global Defense Strategies	2002
Brian M. Samuels	57	Senior Vice President, Global Sales, Service and Marketing	2005
Jeffrey Zellmer	45	Senior Vice President and Chief Financial Officer	2000

Executive officers of SGI are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any directors, nominees for director, or executive officers of SGI.

Mr. Bishop became Chairman and Chief Executive Officer in the fall of 1999. From July 1995 to February 1999, he was the Chairman of the Board of Silicon Graphics World Trade Corporation. From 1986 to 1995, he was President of Silicon Graphics World Trade Corporation and responsible for all activities of SGI outside North America.

Mr. Pratt became Chief Operating Officer in May 2001. He has held a variety of general and engineering management positions at SGI since 1991 and was made Executive Vice President of Engineering and Manufacturing in May 2000. Prior to that and beginning in 1998, he served as President and General Manager of Alias, a graphics software business that was wholly-owned by SGI.

Ms. Escher became Senior Vice President and General Counsel in May 2001. She was appointed Vice President and General Counsel in April 1999. She joined SGI in July 1993 as Securities Counsel and served as the Director of Corporate Legal Services between September 1996 and April 1999.

Dr. Goh became Senior Vice President and Chief Technology Officer in May 2001. He was appointed Vice President and Chief Technology Officer in October 2000, Vice President of Global Systems Engineering in October 1999, and Chief Scientist in December 1998. He joined SGI in September 1989 and has held a variety of systems engineering positions since that time.

Ms. Lanterman became Vice President, Corporate Controller in April 2002 after joining SGI in July 2001 as Assistant Controller. She was a consultant to SGI from April 1999 until she was hired in 2001, working on projects including the implementation of our global Enterprise Resource Planning system. Prior to joining SGI, she held project management and direct positions with several Fortune 500 high-technology companies in Silicon Valley and Europe.

Mr. Robbins became President, SGI Federal and Senior Vice President, SGI Global Defense Strategies in May 2005. He was previously Senior Vice President, North American Field Operations of SGI from July 2001 to May 2005. He was appointed Vice President, U.S. Federal Systems in 1997 and President of SGI’s Silicon Graphics Federal subsidiary upon its formation in September 1999. He has held a variety of sales and sales management positions at SGI since 1991.

Mr. Samuels became Senior Vice President, Global Sales, Service & Marketing in August 2005. He served as Vice President, Asia Pacific for SGI from June 2005 to August 2005 where he was responsible for all sales and sales related activity for the Asia Pacific region. Prior to joining SGI, Mr. Samuels was President and CEO of Affinity Engines, a Silicon Valley based affinity networking company, from November 2003 to December 2004. From May 1998 to April 2003, he was Executive Vice President at Financial Engines, a provider of investment advisory services. In a previous period of employment with SGI from 1986 to 1997, Mr. Samuels served in various positions, including as Vice President of Sales where he was responsible for Worldwide Channel Sales and Marketing, and as Vice President for the European Multi-Country Region.

Mr. Zellmer became Senior Vice President and Chief Financial Officer of SGI in July 2001. He was appointed Vice President, Corporate Controller in July 2000. He has held a variety of financial management positions at SGI and its predecessor MIPS Computer Systems since 1988.

ITEM 2. PROPERTIES

We own and lease sales, service, research and development and administrative offices worldwide and have our principal facilities in California, Wisconsin, Minnesota, and Maryland, United States and in Reading, United Kingdom. At June 24, 2005, our worldwide facilities represented aggregate floor space of 2.2 million square feet, of which 1.3 million square feet is used in our operations, 0.6 million square feet is subleased to other tenants and 0.3 million square feet is currently vacant. We have two reportable segments: Products and Global Services. Because of the relationship between these segments, substantially all of our properties are used at least in part by both of these segments and we have the flexibility to use each of the properties in whole or in part for each of the segments.

Information about our leased and owned facilities at June 24, 2005 is as follows:

	Square Feet		Lease Terms End	Square Feet Not Used in Operations	Primary Uses
	Leased	Owned
Mountain View, California	1,200,000	—	2013	816,000	Research and development, sales, administration
Chippewa Falls, Wisconsin	125,000	324,000	2008	50,000	Manufacturing, service, research and development
Eagan, Minnesota	85,000	—	2010	—	Research and development, sales, administration
Reading, United Kingdom	20,000	—	2009	—	Research and development, sales, service, administration
Silver Springs, Maryland	18,000	—	2009	—	Research and development, sales, administration
Other international	309,000	—	—	62,000	Sales
Other domestic	121,000	—	—	29,000	Sales

	1,878,000	324,000		957,000

Our leased facilities in Mountain View, California include our corporate headquarters and additional space in the Crittenden Technology Campus and the Amphitheatre Technology Center (506,000 square feet) that is subleased to and occupied by Google Inc. See Note 14 in the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about these leases.

As a result of restructuring over the last several years, we own and lease space that we do not currently expect to use in our operations, including the Amphitheatre Technology Center referred to above. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about lease payments for properties vacated under our restructuring actions.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 23 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

Our common stock is currently traded on the New York Stock Exchange (NYSE) under the symbol SGI. We were advised by the NYSE in May 2005 that we are subject to a possible delisting in light of our failure to meet the NYSE’s minimum price standards. Based on recent discussion with the NYSE, we believe that it is likely that the NYSE will suspend trading in our common stock and 6.5% Senior Secured Convertible Notes due June 1, 2009 in the near future. See “Risks That Affect Our Business—Our common stock and other securities may be delisted”.

The following table sets forth, for the periods indicated, the high and low close price on any given day within the quarter and the close price on the last day of each quarter for our common stock as reported on the NYSE.

Price Range for Common Stock

	Fiscal 2005			Fiscal 2004
	Low	High	Close	Low	High	Close
First Quarter	$1.37	$2.26	$1.43	$0.90	$1.29	$1.01
Second Quarter	$1.26	$1.98	$1.79	$0.92	$1.50	$1.34
Third Quarter	$1.11	$1.78	$1.17	$1.37	$3.80	$2.54
Fourth Quarter	$0.68	$1.19	$0.73	$1.51	$2.88	$2.22

As of September 9, 2005, there were 8,190 registered holders of our common stock. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited consolidated financial statements (except statistical data). The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related footnotes included in Part II, Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. Results of operations for all years presented in this Form 10-K exclude the operating results of our Alias application software business which is classified as discontinued operations (see Note 7 to our consolidated financial statements) (in thousands, except per share amounts and employee data):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002	June 30, 2001
Operating Data:
Total revenue	$729,965	$842,002	$896,605	$1,277,274	$1,773,116
Costs and expenses:
Cost of revenue	465,076	492,845	563,480	760,319	1,232,287
Research and development	92,705	108,763	157,924	163,725	220,992
Selling, general, and administrative	244,568	257,742	282,359	409,561	665,359
Other operating expense (1)	24,083	47,825	30,046	44,476	102,052

Operating loss	(96,467)	(65,173)	(137,204)	(100,807)	(447,574)
Interest and other income (expense), net (2)	12,721	(44,600)	(24,664)	18,701	(17,680)

Loss before income taxes	$(83,746)	$(109,773)	$(161,868)	$(82,106)	$(465,254)

Net loss from continuing operations	$(75,732)	$(100,246)	$(135,203)	$(49,436)	$(492,142)

Net loss	$(76,008)	$(45,770)	$(129,704)	$(46,323)	$(493,043)

Net loss per share basic and diluted:
From continuing operations	$(0.29)	$(0.44)	$(0.67)	$(0.25)	$(2.59)
Net loss	$(0.29)	$(0.20)	$(0.64)	$(0.24)	$(2.59)

Shares used in the calculation of net loss per share—basic and diluted	263,430	227,837	201,424	194,974	190,338

Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$64,286	$156,865	$136,468	$208,240	$121,512
Restricted investments	40,170	24,494	36,728	44,689	74,035
Total assets	452,145	569,924	649,854	910,119	1,283,029
Long-term debt and other	375,852	372,048	403,120	455,312	461,721
Stockholders’ deficit	(191,188)	(122,678)	(164,891)	(54,641)	(25,283)

Statistical Data:
Number of employees	2,423	2,655	3,714	4,443	5,428

(1)	Fiscal 2005 amount represents net restructuring charges. Fiscal 2004 amounts include net restructuring charges ($45 million) and asset impairment charges ($3 million). Fiscal 2003 amounts include net restructuring charges ($26 million) and asset impairment charges ($4 million). Fiscal 2002 amounts include net restructuring charges ($33 million) and asset impairment charges ($12 million). Fiscal 2001 amounts include net restructuring charges ($82 million) and asset impairment charges ($20 million).
(2)	Fiscal 2005 amounts include a gain of $21 million on the sale of a portion of our equity investment in SGI Japan, Ltd. (SGI Japan). Fiscal 2004 amounts include a $31 million non-cash loss resulting from the extinguishment of the exchanged 5.25% Senior Convertible Notes due in 2004. Fiscal 2003 amounts include net interest expense of $23 million and a $3 million other than temporary decline in the value of an investment. Fiscal 2002 amounts include a $64 million gain on the sale of a 60% interest in SGI Japan and $24 million in class action lawsuit settlement expense. Fiscal 2001 amounts include an $83 million write-off of our investment in a private company and $50 million in gains from the sale of marketable investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s discussion and analysis of financial condition and results of operations includes forward-looking statements about our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our ability to raise additional financing and the expected terms of that financing, our belief regarding capital levels required for fiscal 2006, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructuring to be effected in fiscal 2006; changes in customer order patterns; the impact of employee attrition; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal calendar. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

Overview

We are a leading provider of products and services for high-performance computing, storage and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and associated software products that enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage. We also offer a range of services and solutions, including professional services, customer support and education. These products and services are targeted primarily toward five market segments: Defense and Homeland Security; Science and Research; Manufacturing; Energy; and Media.

The following overview describes key elements of our business strategy and our results achieved during fiscal 2005:

Further Restructurings to Reduce Expenses. We continue to reduce our total operating cost structure, principally from headcount reductions and geographic consolidation of functions and facilities. Costs for fiscal 2005 for manufacturing and service, research and development, sales, marketing and administration declined 8% from the comparable prior year period. However, our revenue has continued to decline at a faster rate than anticipated, resulting in continued operating losses and cash consumption. In the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006.

On August 30, 2005, the Company approved a restructuring plan and began to implement a reduction in our workforce with notifications to affected employees in North America and certain other locations on September 1, 2005. The balance of the notifications will follow over a reasonable period, consistent with business and local legal requirements in other parts of the world. In addition to the headcount reductions, the restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations, focusing marketing spending on the highest priority activities and benefits and other spending controls. The anticipated benefits of this restructuring plan are expected to be experienced beginning in the second quarter of fiscal 2006 with increasing benefits over the fiscal year.

The goal of our fiscal 2006 restructuring plan is to achieve $80 to $100 million in annualized cost savings when fully realized. The benefits are expected to be reflected in a combination of lower operating expenses and improved gross margins. We expect savings from these initiatives to begin to be realized in the second quarter of fiscal 2006 with increasing benefits over the remainder of fiscal 2006. Approximately 60% to 70% of the savings are expected to result from reductions in the number of employee and contractor positions with the Company. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be less than $20 million, principally relating to severance benefits. Substantially all of these costs will require the outlay of cash, although our severance programs provide wherever practical for payments to be made over the same period in which the payroll expenses otherwise would have been incurred, with the objective of minimizing the acceleration of cash expenditures. We expect the majority of the restructuring charges to be reflected in our financial results for the quarter ending December 30, 2005 and the restructuring to be largely completed by the end of the fiscal quarter ending March 31, 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.

Strengthen Cash Position through Additional Financing. Our unrestricted cash and cash equivalents and marketable investments totaled $64 million at the end of fiscal 2005, down from $157 million at the end of fiscal 2004. We believe that this cash level is not sufficient to support our operations. Given the delayed effects of the restructuring program, obtaining additional financing is essential to support our operating plan for fiscal 2006 and we are actively working with the assistance of AlixPartners to raise additional financing. On September 14, 2005, we executed a commitment letter with Wells Fargo Foothill, Inc. and Ableco Finance LLC with respect to a new asset-backed credit facility that would replace our existing asset-based credit facility and provide a significant increase in borrowing availability. See “—Financial Condition”. We cannot be certain, however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing, or that the additional financing will be adequate to achieve our objectives.

Leadership in High-Performance Standards-Based Computer Systems. During the past several years we have transitioned our focus from systems based on our MIPS processors and IRIX operating system to systems based on industry-standard Intel Itanium processors and the Linux operating system. In fiscal 2004, for the first time, sales of our Intel/Linux-based Altix server family exceeded those of our MIPS/IRIX-based Origin family and sales of our Intel/Linux-based Altix servers represented approximately 75% of total server revenue in fiscal 2005. We expect this trend to continue, especially in light of the introduction in fiscal 2005 of Silicon Graphics Prism, our first Itanium/Linux-based graphics systems. However, competition is putting pressure on the growth rates and gross margins for our Intel/Linux product families. These pressures include increasing acceptance of commodity clusters (large groups of low cost, small computers including connected PCs) in the high-performance computing market. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the Itanium/Linux-based product families at a rate that will more than offset the expected continued decline of the MIPS/IRIX-based families and our maintenance business.

Maintain Gross Margins to Support R&D and Other Investments. Our strategy is to develop products that are differentiated, which requires continued substantial investments in research and development. Our gross margin declined to 36.3% in fiscal 2005 compared with 41.5% in fiscal 2004, in significant part due to lower volumes, competitive pricing for a small number of large systems, and a shift in mix to lower margin products. Maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between these large lower margin transactions and our more normal sales transactions, and working with suppliers such as Intel to continue to structure favorable component pricing.

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

In light of these challenges, our Board of Directors is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, divesting additional technologies or products, or some combination of the foregoing. We cannot assure that any acquisition or other change in control transaction will occur, or that if such a transaction does occur that it would result in stockholders realizing value equal to or greater than the current trading price of our common stock. If we fail to implement one or more of these alternatives successfully, we could be forced to seek protection under bankruptcy laws.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. We sold our Alias application software business in June 2004 (see Note 7 to our consolidated financial statements in Part II, Item 8 of this Form 10-K) and have excluded its operating results from continuing operations and reflected them as discontinued operations for all periods presented in this Form 10-K (dollars in millions, except per share amounts; amounts may not add due to rounding):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Total revenue	$730	$842	$897
Cost of revenue	465	493	563

Gross profit	265	349	333
Gross profit margin	36.3%	41.5%	37.2%

Total operating expenses	361	414	470

Operating loss	(96)	(65)	(137)
Interest and other income (expense), net	13	(45)	(25)

Loss from continuing operations before income taxes	$(84)	$(110)	$(162)

Net loss from continuing operations	$(76)	$(100)	$(135)
Net income from discontinued operations	—	54	5

Net loss	$(76)	$(46)	$(130)

Net income (loss) per share—basic and diluted:
Continuing operations	$(0.29)	$(0.44)	$(0.67)
Discontinued operations	(0.00)	0.24	0.03

Net loss per share—basic and diluted	$(0.29)	$(0.20)	$(0.64)

Revenue

The following discussion of revenue is based on the results of our reportable segments, as described in Note 19 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. Total revenue is principally derived from two reportable segments, Products and Global Services. Beginning in fiscal 2005, we combined the “High-Performance Systems” and “Workstations” segments with our remanufactured and prior generations of workstations, graphics systems, and high-performance servers (previously included in “Other” in the reconciliation of reported revenue and operating profit), into one reportable segment referred to as “Products”. This change was made to align reportable segments with the process by which management makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to current year presentation.

Total revenue in fiscal 2005 decreased $112 million or 13% compared with fiscal 2004, and fiscal 2004 revenue decreased $55 million or 6% compared with fiscal 2003. The overall decline in revenue from fiscal 2004 to fiscal 2005 was due to declines in sales of our proprietary MIPS/IRIX-based products that more than offset growth in sales of our Intel/Linux-based Altix servers and Prism visualization systems, coupled with declines in our storage solutions and global services revenue. The decline in revenue from fiscal 2003 to fiscal 2004 was largely due to decreases in Workstations and Services revenue due to factors discussed below, despite year over year growth in Altix and storage revenues. We expect that our MIPS/IRIX-based and related maintenance revenues will continue to decline. As part of our work with AlixPartners, we will seek to develop and implement initiatives to improve the profitability of our Altix sales and increase storage and Prism revenues. See “Risks That Affect Our Business”.

The following table presents total revenue by reportable segment (dollars in millions; numbers may not add due to rounding):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
High-Performance Systems	$301	$317	$238
Visual Systems	76	123	213
Other Products	58	56	63

Total Products	$435	$496	$514
% of total revenue	60%	59%	57%

Global Services	$295	$346	$383
% of total revenue	40%	41%	43%

Products. Revenue from our Products segment decreased $61 million or 12% in fiscal 2005 compared with fiscal 2004 and declined $18 million or 4% in fiscal 2004 compared with fiscal 2003. Our Products segment is comprised of High-Performance Systems (scalable servers and storage solutions), Visual Systems (workstations and graphics systems), and Other Products (remanufactured products and prior generations of workstations, graphics systems, high-performance servers and storage solutions).

Revenue from High-Performance Systems in fiscal 2005 decreased $16 million or 5% compared with fiscal 2004. Server revenue was essentially flat as a 49% increase in Altix sales was more than offset by a 50% decline in Origin sales. Altix server volumes increased while average selling prices for Altix servers declined due to competitive pressures from commodity cluster systems. The lower average selling prices of the entry level Altix product, introduced in the latter half of fiscal 2004, also contributed to the decline in the average selling prices in fiscal 2005. Both volume and average selling prices for Origin servers declined. Storage solutions revenue also declined in fiscal 2005 due to relatively flat volume coupled with lower average selling prices.

Revenue from High-Performance Systems in fiscal 2004 increased $79 million or 33% compared with fiscal 2003 with increases in sales of both high-performance servers and storage solutions. Fiscal 2004 saw considerable growth in Altix revenue, offset in part by a decline in Origin revenue. Altix sales surpassed Origin sales for the first time in fiscal 2004, with the cross-over point occurring late in fiscal 2004. The revenue increase was largely due to unit growth, particularly for the lower-end Altix configurations, offset in part by a decline in average selling prices. To a lesser extent, increased average selling prices for the higher-end Altix configurations also contributed to High-Performance Systems revenue growth. Although average selling prices for both our low- and high-end Origin servers remained relatively stable during the year, a decline in overall volume coupled with a mix shift to the lower-end configurations resulted in a decline in overall Origin server revenue. Storage solutions revenue for fiscal 2004 compared with fiscal 2003 increased primarily due to sustained volume growth and average selling prices that remained relatively stable year over year, despite a shift in mix to lower-end storage solutions with lower average selling prices.

Revenue from Visual Systems in fiscal 2005 decreased $47 million or 38% compared with fiscal 2004, with declines in both workstations and graphics systems. The decrease was primarily attributable to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. Our workstations revenue has declined steadily over the past few years as we discontinued several product families and as our medical OEM business deteriorated. Reduced volumes of our Silicon Graphics® Octane® family of visual workstations, as we completed its end of life, and reduced volumes of both our Fuel and Tezro visual workstations were the primary contributors to the decline in workstation revenue in fiscal 2005. Also contributing to this decline was a higher mix of Fuel visual workstations which carry a lower average selling price than Tezro workstations. The decline in our MIPS/IRIX-based graphics systems revenue in fiscal 2005 was principally due to reduced volumes despite an increase in the overall average selling prices. During the second quarter of fiscal 2005, we expanded our graphics systems product family with the introduction of Silicon Graphics Prism, our graphics system based on Linux, Itanium 2, and SGI’s scalable graphics technology. While we believe that the launch of this new product family creates future growth opportunities, the decline in MIPS/IRIX-based graphics systems revenue in fiscal 2005 compared with fiscal 2004 exceeded the revenue from the new Prism graphics system.

Revenue from Visual Systems in fiscal 2004 decreased $90 million or 42% compared with fiscal 2003. As noted above, the decrease in workstations revenue is primarily attributable to the continuing long-term decline in the overall UNIX workstation market. Reduced volumes of our Octane family of visual workstations, for which we announced its end of life, and both reduced volumes and lower average selling prices of the Fuel visual workstation were the primary contributors to the workstations revenue decline in fiscal 2004. These declines were partially offset by increased volumes and higher average selling prices from the Tezro visual workstation which we introduced in the first quarter of fiscal 2004. The decline in our MIPS/IRIX-based graphics systems revenue in fiscal 2004 compared with fiscal 2003, despite an increase in volume, was primarily due to a shift in mix from the higher-end graphics systems with higher average selling prices to the lower-end graphics systems with lower average selling prices.

Revenue from Other Products in fiscal 2005 increased $2 million or 4% compared with fiscal 2004 primarily due to an increase in sales of remarketed Altix servers and storage systems, offset in part by a decline in sales of remarketed prior generation workstations and Origin servers.

Revenue from Other Products in fiscal 2004 decreased $7 million or 11% compared with fiscal 2003 due largely to a reduction in revenue from our remarketed graphics systems and Origin servers.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from technology consulting, education, managed services and the sale of third party products.

Revenue from Global Services in 2005 decreased $51 million or 15% compared with fiscal 2004. The declines were primarily due to a reduction in our traditional customer support revenue as a result of lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base. The decline in overall Global Services revenue in fiscal 2005 was also attributable, but to a much lesser extent, to a decrease in our professional services revenue primarily due to a reduction in professional services contracted with third parties.

Revenue from Global Services in fiscal 2004 decreased $37 million or 10% compared with fiscal 2003. This decline was largely attributable to the same factors described in the preceding paragraph.

Total revenue by geographic area for fiscal 2005, 2004 and 2003 was as follows (dollars in millions):

	Years ended
Area	June 24, 2005		June 25, 2004		June 27, 2003
Americas	$448	61%	$548	65%	$578	64%
Europe	177	24%	211	25%	221	25%
Rest of World	105	15%	83	10%	98	11%

Total revenue	$730		$842		$897

The shift in geographic revenue mix in fiscal 2005 compared with fiscal 2004 is primarily a result of two large transactions, accounting for 4% of total revenue in fiscal 2005, to SGI Japan, a related party that is also our exclusive distributor in Japan. Geographic revenue mix in fiscal 2004 remained relatively unchanged compared with fiscal 2003.

Our consolidated backlog at June 24, 2005 was $120 million, up from $109 million at June 25, 2004. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog increases in both Europe and Rest of World were offset in part by a decline in North America. Backlog increased primarily in professional services and High Performance Systems, specifically the Altix product line and to a lesser degree in storage solutions. Increases were offset in part by a decline in backlog for our MIPS/IRIX-based products. See “Business—Seasonality and Backlog” in Part I, Item 1 of this Form 10-K. In addition, we have not yet reflected in our backlog several longer delivery-cycle contracts we have been awarded that total in excess of $70 million. Among these are significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany. These orders are currently scheduled to ship outside the time frame provided in our bookings policy and will not be recognized as revenue in fiscal 2006. These orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in their manufacture and delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering effort meets the criteria for government funded research, as outlined in SFAS 2, Accounting for Research and Development Costs. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services including the costs associated with third-party products.

Overall gross profit margin declined to 36.3% in fiscal 2005 from 41.5% in fiscal 2004. Product and other gross profit margin in fiscal 2005 decreased 6.8 percentage points compared with fiscal 2004. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in fiscal 2005 compared with fiscal 2004. Also, we continue to see a shift in mix from our MIPS/IRIX-based systems which typically carry a higher gross margin to our Intel/Linux-based systems which have lower gross margins. These negative impacts on gross margin were offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls. Our results in fiscal 2005 also reflected a higher percentage of revenue from a relatively small number of large transactions, especially in the Altix product family. In particular, approximately 9% of our fiscal 2005 revenue resulted from two individual large transactions. These transactions typically are negotiated with high discount rates due to very competitive bidding processes, resulting in lower gross margins, offset to some extent by favorable component pricing provided to us by certain vendors, including Intel, for these transactions. Increasing competitive pricing pressures from low cost commodity cluster systems also contributed to the decline in gross profit margin. We expect to continue to generate a portion of our revenue from large, high visibility transactions which are typically very complex, tend to have lower gross margins and represent unpredictable sales cycles. We also plan to continue to work with suppliers such as Intel to structure favorable component pricing to support these types of anticipated sales. However, there is no assurance that we will be able to moderate the gross margin impact of larger, low margin transactions in any particular period.

Service gross profit margin in fiscal 2005 decreased 2.7 percentage points compared with fiscal 2004 as service costs did not decline in proportion to revenue due to fixed cost elements. Fixed costs associated with professional services coupled with lower margins on sales of third party product were the primary causes for the decline. Also contributing to the margin decline was a large sales transaction involving a significant portion of professional services at lower than average gross margin.

Overall gross profit margin increased to 41.5% in fiscal 2004 from 37.2% in fiscal 2003. Fiscal 2004 product and other gross profit margin increased by 4.9 percentage points compared with fiscal 2003, of which 3.9 percentage points represents savings from manufacturing efficiencies and procurement cost controls. The remaining improvements in product and other gross profit margin were principally due to both stable average selling prices coupled with volume growth for our storage solutions as well as an increase in workstation average selling prices resulting from a shift in mix to higher margin configurations despite reduced volumes. These improvements were offset in part by a continuing shift in mix from the traditionally higher margin Origin servers to the lower margin Altix servers.

Fiscal 2004 service gross profit margin improved 3.5 percentage points compared with fiscal 2003 despite declining revenue levels, primarily due to overall cost control measures.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Research and development	$93	$109	$158
% of total revenue	13%	13%	18%

Selling, general and administrative	$245	$258	$282
% of total revenue	34%	31%	31%

Other	$24	$48	$30
% of total revenue	3%	6%	3%

Total fiscal 2005 operating expenses decreased $53 million or 13% compared with fiscal 2004. Fiscal 2005 operating expenses included $24 million of charges for restructuring and asset impairment costs. Total fiscal 2004 operating expenses decreased $56 million or 12% compared with fiscal 2003. Fiscal 2004 operating expenses included $48 million of charges for restructuring and asset impairment costs, $28 million of which related to relocation of our headquarters to the new Crittenden Technology Center campus. The significant decline in operating expenses in both years was primarily due to lower headcount as a result of restructuring activities and attrition and the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels.

Research and Development. Fiscal 2005 research and development spending decreased $16 million or 15% compared with fiscal 2004. The fiscal 2005 decrease reflects a 14% reduction in headcount and an overall reduction in research and development activities as a result of continued restructuring actions to reduce expenses in response to lower revenue levels. Fiscal 2004 research and development spending decreased $49 million or 31% compared with fiscal 2003. The fiscal 2004 decrease reflected similar factors as the fiscal 2005 decrease. We will continue to focus our research and development investments towards potential growth areas, including investments in our Altix family of servers and the new Prism family of Intel/Linux visualization products, while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative. Fiscal 2005 selling, general and administrative expenses decreased $13 million or 5% compared with fiscal 2004. This decrease in operating expenses resulted primarily from a 9% decline in headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures. Fiscal 2004 selling, general and administrative expenses decreased $24 million or 9% compared with fiscal 2003. This decrease in operating expenses resulted primarily from a 16% decline in headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures.

Other Operating Expense. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense for fiscal 2005 represented a charge of $18 million for estimated restructuring costs and charges of $10 million for accretion expense on vacated properties still under lease to us. These charges were partially offset by $4 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2004 represented a charge for estimated restructuring costs of $49 million and charges of $3 million related to the impairment of assets. These charges were partially offset by $4 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2003 represented a charge for estimated restructuring of $28 million and charges of $4 million associated with the impairment of assets. These charges were partially offset by $2 million of adjustments to previously recorded restructuring charges. As a result of these restructuring actions, we anticipate operating cash outflows of $2 million through fiscal 2006 for severance and related charges and $83 million through fiscal 2014 for facilities related expenditures, net of estimated sublease income of $99 million. Due in large part to these actions, we have reduced our total costs and expenses from $1 billion in fiscal 2003 to $907 million in fiscal 2004 and further to $826 million in fiscal 2005. We expect the fiscal 2005 restructuring actions to result in an additional 10% decrease in our costs and expenses, beginning in fiscal 2006. See Note 4 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding our restructuring activities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Interest expense	$(16,052)	$(19,234)	$(25,484)

Investment gain (loss)	$20,703	$194	$(2,981)
Foreign exchange gain	2,774	2,402	2,700
Miscellaneous income (expense)	876	1,807	(4,950)
Interest income	1,908	1,664	2,765

Interest and other income (expense), net	$26,261	$6,067	$(2,466)

Loss on extinguishment of tendered debt	$—	$(30,915)	$—

Earnings (loss) from equity investment	$2,512	$(518)	$3,286

Interest Expense. Interest expense decreased 17% in fiscal 2005 primarily due to a reduction in outstanding debt and a $4 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes. Interest expense decreased 25% in fiscal 2004 primarily due to a $7 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes, offset in part by $3 million in interest expense associated with the induced conversion of a portion of these same convertible notes. Over the term of the 6.50% Senior Secured Convertible Notes, which are due June 1, 2009, we expect to record a credit to interest expense of approximately $1 million per quarter related to premium amortization, assuming no more notes are converted to stock. If these notes are converted to stock, then the credit will be larger in the period of conversion, with lower premium amortization in future periods.

Interest Income and Other, Net. Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net for fiscal 2005 is primarily composed of a $21 million gain on the sale of a portion of our 40% interest in SGI Japan. After this transaction, we have a remaining interest of 24% in SGI Japan. Interest income and other, net for fiscal 2004, excluding the loss on extinguishment of tendered debt, primarily includes the receipt of $2 million in settlement for the termination of a contractual arrangement. Interest income and other, net for fiscal 2003 includes a $3 million impairment charge against an investment held at cost and a $6 million overall loss on the sale of certain parcels of land that occurred throughout the fiscal year.

Loss on Extinguishment of Tendered Debt. During the second quarter of fiscal 2004, we successfully completed an exchange offer for 98% of our 5.25% Senior Convertible Notes due to mature in September 2004. We accounted for the exchange offer as a debt extinguishment, resulting in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes.

Earnings (Loss) from Equity Investment. Earnings (loss) from equity investment represents our share of the earnings of SGI Japan. As noted above, we sold a portion of this investment during fiscal 2005.

Provision for Income Taxes

Our net benefit for income taxes from continuing operations for fiscal 2005, fiscal 2004, and fiscal 2003 totaled $8 million, $10 million, and $27 million, respectively. The net tax benefit in these years arose primarily from the reassessment of our global tax exposures and refunds associated with certain U.S. federal, state, and foreign income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions. We did not recognize a tax benefit for our fiscal 2005, fiscal 2004, and fiscal 2003 losses since the resulting deferred tax asset does not meet the criteria for realization under SFAS 109.

At June 24, 2005, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $815 million. The gross deferred tax assets are offset by a valuation allowance of $731 million and deferred tax liabilities of $86 million. The valuation allowance of $731 million included $34 million attributable to tax benefits from stock option deductions, which, if recognized, will be allocated directly to paid-in capital.

At June 24, 2005, we had U.S. federal, state, and foreign jurisdictional net operating loss carryforwards of $1 billion, $288 million, and $122 million, respectively. The federal losses will begin expiring in fiscal 2010, the state losses will begin expiring in fiscal 2011, and the foreign losses will begin to expire in fiscal 2006. At June 24, 2005, we also had general business credit carryovers of $40 million for United States federal tax purposes, which will begin to expire in fiscal year 2006, and state research and development credits of $29 million, which do not have fixed expiration dates. There is a risk that our ability to use our existing carryforwards in the future could be limited and not available to offset income tax liabilities from future profits. See “Risks That Affect Our Business”.

We have submitted a claim for a significant refund of U.S. federal income tax relating to the years 1986 through 1988. This refund was deferred pending the settlement of two Tax Court cases that were decided in November 2003. Since then, we have been in negotiations with the Internal Revenue Service to settle the refund, and these negotiations continue. It is unclear what amount of refund, if any, will be obtained and in accordance with SFAS 5, Accounting for Contingencies, as of June 24, 2005, we have not recognized a gain contingency for this refund claim in our consolidated statement of operations or consolidated balance sheet.

Discontinued Operations

On June 15, 2004, we completed the sale of our Alias application software business to a technology-focused private equity firm. As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented. We received $58.4 million in gross proceeds from the sale and recorded a net gain of $50.5 million. SGI transferred approximately 430 employees to the buyer as a result of the sale and has no remaining liability related to Alias that would impact our results of operations or liquidity. See Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we entered into off-balance sheet arrangements as defined by the SEC Final Rule 67 (FR-67), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, purchases of property and equipment, or capital resources. See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding these guarantees.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 24, 2005, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1):
6.50% Senior Secured Convertible Notes due June 2009	$236,587	$12,258	$24,515	$199,814	$—
6.125% Convertible Subordinated Debentures due February 2011	74,297	3,478	17,423	16,783	36,613
11.75% Senior Secured Notes due June 2009	3,484	280	561	2,643	—
Other	1,557	713	844	—	—
Capital lease obligation	141	50	91	—	—
Operating lease obligations (2)	459,301	69,172	117,808	116,016	156,305
Purchase obligations (3)	43,437	23,403	17,249	2,785	—
Restructuring-related obligations (4)	2,405	2,405	—	—	—

Total	$821,209	$111,759	$178,491	$338,041	$192,918

Except for long-term debt, capital lease, and certain restructuring-related obligations, this table does not include contractual obligations that have been recorded on our balance sheet as liabilities or amounts we are financing under our asset-based credit facility to support $47 million in letters of credit, including $44 million in rent deposits for the Amphitheatre and Crittenden Technology Center campuses in Mountain View,

California. For further information regarding this credit facility see “Financial Condition” included in Part II, Item 7, and Notes 11 and 14 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

(1)	Includes estimated interest payments. Assumes that no additional conversions or early redemptions occur.

(2)	Operating lease obligations consist primarily of non-cancelable operating leases, including facilities vacated as part of our restructuring activities, and do not include the offsetting effect of projected or contractual sublease income.

(3)	Purchase obligations, as presented in this table, are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, which include the following: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As a result, purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are non-cancelable, that would cause us to incur a penalty if the agreement was cancelled, or that require us to make specified minimum payments even if we do not take delivery of the contracted goods or services (“take-or-pay” contracts). If the obligation to purchase goods or services is non-cancelable, we consider the entire value of the contract to be the amount of the purchase obligation. If the obligation is cancelable, but we would incur a penalty upon cancellation, we consider the amount of the penalty to be the amount of the purchase obligation. We consider the contracted minimum amounts of take-or-pay contracts to be the amount of the purchase obligation, since that represents the portion of the contract that is a firm commitment. We also exclude purchase obligations based on routine purchase orders, which we expect to be fulfilled by our vendors and recorded as liabilities on our balance sheet in the course of our normal operating cycle. We have estimated the expected timing and amounts of payment of the purchase obligations based on current information; the actual timing and amounts paid may be different due to timing of the receipt of the goods or services or changes to the agreed-upon amounts for obligations.

(4)	As a result of our approved restructuring plans, we expect to make these future cash payments, which are primarily for employee severance and all of which have been recorded as liabilities on our consolidated balance sheet at June 24, 2005. This amount excludes obligations related to non-cancelable operating leases for facilities vacated as part of our restructuring activities, which are included in the “operating lease obligations” amount disclosed above.

Financial Condition

Cash Balances. At June 24, 2005, our unrestricted cash and cash equivalents and marketable investments totaled $64 million compared with $157 million at June 25, 2004. At June 24, 2005 and June 25, 2004, we also held approximately $40 million and $24 million, respectively, of restricted investments. Restricted investments at June 24, 2005 and June 25, 2004 consisted of short- and long-term investments pledged as collateral against bank credit facilities or held under a security agreement. The decrease in our cash and cash equivalents compared with the prior year is primarily the result of our use of cash in operating activities during fiscal 2005. We believe that this cash level is not sufficient to support our operations and are actively seeking to raise additional financing, including increasing or replacing our existing asset-based credit facility.

Cash Consumption Trends. Cash used in our operating activities from continuing operations increased by $36 million from fiscal 2004 to fiscal 2005, which is primarily due to our revenue decreasing more rapidly than we were able to adjust our operating expenses. This increase was not reflected in our net loss from continuing operations, which decreased by $25 million, because some items included in the computation of our fiscal 2005 and fiscal 2004 net losses do not affect operating cash flow. The most significant of these items are as follows: the inclusion in the fiscal 2004 net loss of a $31 million loss on the early extinguishment of debt, which does not affect operating cash flow; the reduction of the fiscal 2005 net loss by a $21 million gain on the sale of an equity investment, which does not affect operating cash flow; and the benefit to the fiscal 2005 net loss from a $17 million reduction in depreciation and amortization charges, which are non-cash expenses. Our operating cash flow did benefit from a $14 million increase from fiscal 2004 to fiscal 2005 for prepayments we have received from our customers for customer support contracts and longer delivery-cycle contracts, for which revenue recognition is deferred. During fiscal 2005, we maintained our focus on customer cash collections, as our days sales outstanding were 49 days at both June 24, 2005 and June 25, 2004.

Cash used in our operating activities from continuing operations increased by $18 million from fiscal 2003 to fiscal 2004, despite our operating expenses decreasing more rapidly than our revenue. This increase in cash used in operating activities from continuing operations also occurred despite a $35 million decrease in our net loss from continuing operations. Our net cash used in operating activities increased while our net loss decreased primarily because during fiscal 2003 we were able to reduce our cash investment in working capital items, such as accounts receivable and inventory, more quickly than we were able to do during fiscal 2004. We reduced our days sales outstanding from 61 days at June 28, 2002 to 50 days at June 27, 2003, and average days sales outstanding further decreased only slightly to 49 days at June 25, 2004. Also during fiscal 2004 an increase in demonstration systems inventory contributed to our negative operating cash flows from continuing operations.

Included in our cash used in operating activities from continuing operations are cash payments related to our past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $40 million, $53 million, and $39 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. We expect these past restructuring actions to result in future cash outlays of approximately $86 million, of which approximately $17 million are projected to occur in fiscal 2006.

Investing activities, other than changes in our marketable and restricted investments, generated $14 million in cash during fiscal 2005. Our principal investing activity during fiscal 2005 was the sale of 40% of our investment in SGI Japan, which generated $29 million of cash. This was partially offset by purchases of property and equipment of $12 million. Investing activities, other than changes in our marketable and restricted investments, provided $42 million in cash during fiscal 2004. Our principal investing activities during fiscal 2004 were the sale of our Alias application software business for proceeds of $58 million and the sale of our manufacturing facility in Cortaillod, Switzerland for proceeds of $11 million. These proceeds were partially offset by $18 million in purchases of property and equipment and a $9 million increase in other assets, including $4 million in debenture issuance costs. Investing activities, other than changes in our marketable and restricted investments, consumed $31 million in cash during fiscal 2003. The principal investing activities during fiscal 2003 were increases in other assets, including prepaid software licenses and equity income resulting from our investment in SGI Japan, and purchases of property and equipment of $18 million, offset in part by $8 million in proceeds received from the sale of land.

Financing activities over the past three years have included the repayment of debt and the issuance of common stock in a private placement transaction and under employee stock purchase and option plans. Financing activities used $10 million and $8 million during fiscal 2005 and fiscal 2003, respectively, and provided $28 million during fiscal 2004. During fiscal 2005, we repaid debt principal of $18 million and received proceeds of $4 million from stock issued under our employee stock plans and $4 million from lease financing of customer support contracts and other financing. Our principal financing activity during fiscal 2004 was the sale of 18 million shares of our common stock to certain institutional investors in a private placement transaction. This transaction had an aggregate sale price of $50 million and provided us with net proceeds of $47 million. During fiscal 2004, we also completed an exchange offer under which we issued $226 million principal amount of 6.50% Senior Secured Convertible Notes and 11.75% Senior Secured Notes, both due 2009, in exchange for notes that would otherwise have matured in September 2004. In connection with this transaction, we repaid $18 million of our debt and paid approximately $4 million in debt issuance costs. Principal financing activities during fiscal 2003 were $11 million in debt payments, which were partially offset by $3 million from stock issued under our employee stock plans.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 24, 2005, our principal sources of liquidity included unrestricted cash and marketable investments of $64 million, down from $157 million at June 25, 2004. Currently, our cash level is inadequate to support our operations and we expect to continue consuming cash from operations in at least the first half of fiscal 2006. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2006 that we obtain additional financing. See “Restructuring Activities and Additional Capital”.

Existing Credit Arrangements. The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed. In April 2005 we entered into an amended asset-based credit facility, with improved terms from the prior credit line, for a two-year term expiring in April 2007. The improved terms include increasing availability under the facility by expanding the existing borrowing base to add categories of collateral that tend to remain relatively fixed throughout each quarter, including our intellectual property and eligible real property, and adjusting the calculation of inventory reserves and eligible accounts receivable. In addition, the renewed facility provides for less restrictive financial covenants than those of the prior facility, including a reduction of the requirement to maintain a daily unrestricted cash balance from $50 million to $25 million. The credit facility also contains restrictions that currently limit the facility to $50 million and require the deposit of a minimum of $20 million in cash collateral with the lender. We also deposit additional cash whenever eligible accounts receivable and other collateral fluctuate below the level needed to secure our letters of credit. At June 24, 2005, this facility was secured by a total of $20 million cash collateral.

The credit facility covenants include minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), minimum cash and cash equivalents levels, and maximum levels for purchases of property and equipment. The facility also permits the lender to decline future extensions of credit if a material adverse change occurs. The credit facility and the indentures governing our secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, dispose of certain assets, issue or pay dividends on capital stock, repurchase capital stock or prepay or repurchase subordinated debt. A failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in the credit facility or its predecessor facility. In each case we received a waiver of compliance from the lender. In addition, during the fourth quarter of fiscal 2005, we were in violation of a financial covenant under the current facility for which we received a waiver from the lender.

At both June 24, 2005 and June 25, 2004, we had outstanding $191 million, in aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million in aggregate principal amount of convertible subordinated debentures, due in 2011. Our Senior Secured Notes contain a covenant that limits our ability to incur indebtedness to banks and other institutional lenders in excess of $100 million, including any indebtedness under the credit facility. We use the credit facility principally for letters of credit, including $44 million in letters of credit required by our leases for the Amphitheatre and Crittenden Technology Center campuses. Including the letters of credit issued under our asset-based facility described above, at June 24, 2005, we had maximum potential future payments of $49 million related to financial guarantees for which we are the guarantor, but we do not expect our ultimate obligations under these guarantees to be material to our financial position, results of operations, or cash flows.

In the fourth quarter of fiscal 2005 we received a notice of default from an investor claiming to own more than 25% of our outstanding 2011 convertible subordinated debentures. We assumed these debentures when we acquired Cray Research in 1996. The 2011 Debentures are unsecured and subordinated. The notice alleges that in 2000 we violated the indenture for the 2011 debentures when we sold certain assets relating to the former Cray Research vector computing business to Tera Computer (now known as Cray, Inc.) without having them assume the indenture. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default.

The indenture provides that upon an event of default the indenture trustee or the holders of at least 25% of the 2011 debentures may cause the outstanding principal amount plus accrued interest to be immediately due and payable. The notice period for this alleged event of default expired on July 11, 2005. The 2011 debenture holders or trustee would be required to commence legal proceedings and obtain a judgment in order to enforce their claim on the assets of SGI. No notice of acceleration or legal proceedings with respect to this claimed default has been received. We cannot be certain, however, that such a notice will not be delivered or that we would prevail in any legal proceedings that might result. In addition, the notice of default in itself may give rise to actions by other creditors as described below to raise additional financing.

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our current asset-backed credit facility. In such an event, we might be required to deposit an amount equal to the difference between our then current restricted cash deposits with the lender and the full amount of the letters of credit secured by the facility. At both June 24, 2005 and September 15, 2005, this amount would have been $27 million. Acceleration of the maturity of the 2011 debentures would trigger an event of default under lease agreements with respect to the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. See Notes 11 and 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K. In such an event, our landlords may have the right to exercise various remedies under the related leases, including, without limitation, eviction, lease termination, assertion of claims for accelerated rents and draws against the outstanding letters of credit (which may include recovery of free rent for prior periods). We have reviewed the claimed default with the counterparties under our credit facility and these lease agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time. Our senior secured notes due 2009 do not contain similar provisions.

Restructuring Activities and Additional Capital. In the fourth quarter of fiscal 2005 we retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006. See “—Overview—Further Restructurings to Reduce Expenses”.

It is essential to the success of the restructuring plan and the achievement of our goals for fiscal 2006 that we raise additional financing and we are in active discussions to amend or replace our asset-based credit facility to increase our borrowing capability. On September 14, 2005, we executed a commitment letter with Wells Fargo Foothill, Inc. and Ableco Finance, LLC with respect to a new asset-backed credit facility that will provide availability of up to $100 million. The new two-year facility, which will consist of a $50 million revolving line of credit and a term loan of $50 million, will replace our existing asset-based credit facility. The existing facility provides availability of up to $50 million, but is subject to a minimum cash collateral requirement of $20 million to support the borrowing base. The new facility has no minimum cash collateral requirement. The existing facility is used principally to support $44 million in letters of credit required under leases for our Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. The new facility will support the letters of credit and is expected to provide significant additional liquidity to support operations. As with our current credit facility, actual availability under the proposed new facility will be determined under a formula based upon levels of assets, including both current assets like inventory and accounts receivable and non-current assets like real property and intellectual property. The proposed new facility will contain certain financial covenants requiring us to maintain minimum levels of EBITDA and unrestricted cash, as well as limitations on our annual capital expenditures. The new financing is subject to the execution of definitive agreements and is expected to be completed by the end of October 2005. We cannot be certain, however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing or that the additional financing would be adequate to achieve our objectives.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for fiscal 2006. Currently, our cash level is inadequate to support our operations and we expect to continue consuming cash from operations in at least the first half of fiscal 2006. If we are able to secure the new financing referred to above, it will provide much-needed liquidity to our operations. However, these new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet our operating goals for fiscal 2006. Our operating goals include returning to operating profitability in the latter half of fiscal 2006, requiring us to achieve significant year over year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would again impair our liquidity. If we are unable to complete the financing or an equivalent transaction, we would consider alternatives for ensuring the continued operation of our business. These could include further reductions in headcount and in the scope of our operations, generating cash from licensing intellectual property and seeking funding from marketing partners and government customers. See “Risks That Affect Our Business”.

In light of these challenges, our Board of Directors is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, divesting additional technologies or products, or some combination of the foregoing. We cannot assure that any acquisition or other change in control transaction will occur, or that if such a transaction does occur that it would result in stockholders realizing value equal to or greater than the current trading price of our common stock. If we fail to implement one or more of these alternatives successfully, we could be forced to seek protection under bankruptcy laws.

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

Revenue Recognition. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Certain revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. Allocation of the total contract price between each element of the arrangement may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract.

Certain contracts involving multiple elements may be delivered over a longer duration of time. In these instances, we typically recognize revenue using the proportional performance method. In applying the proportional performance method, we recognize revenue as work progresses, based on the percentage that incurred costs to date bear to estimated total costs.

Occasionally, we enter into arrangements in which substantial modification of software is required. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs.

Product Warranties. We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product lifecycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Changes in product warranty estimates did not have a significant effect on our product warranty liability in fiscal 2005 and fiscal 2003. Changes in product warranty estimates decreased our product warranty liability by approximately $1 million in fiscal 2004.

Manufacturing Inventory and Spare Parts. We write down the value of our manufacturing inventory for estimated excess, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. At the end of each quarter, we perform an in depth excess and obsolete analysis of all manufacturing inventory parts on order and on hand based upon assumptions about future demand and current market conditions. For all spare parts on hand, our analysis is based on assumptions about product life cycles, historical usage, current production status and installed base. Additional adjustments to manufacturing inventory and spare parts may be required if actual market conditions are less favorable than those projected by us during our analyses.

Lease Residual Values. We retain an estimated unguaranteed residual value interest in the products sold under certain sales-type lease arrangements, representing the estimated fair market value of the equipment at the end of the lease term. The residual value is derived for each significant product family based upon the following factors: historical data regarding recovery of residual values; current assessment of market conditions for used equipment; and any forward-looking projections deemed significant, particularly those relating to upcoming technology or changing market conditions. Residual values are evaluated periodically to determine if other-than-temporary declines in estimated residual values are indicated. Any anticipated increase in future residual values is not recognized until the used equipment is remarketed. Factors that could cause actual results to differ materially from the estimates include severe changes in the used equipment market and unforeseen changes in technology.

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

Valuation of Goodwill. We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 19 of the consolidated financial statements in Part II, Item 8 of this Form 10-K. We determine the fair value of our reporting units using both an income approach and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on what investors are paying for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. In determining the fair value of a reporting unit we make estimates and assumptions about these reporting units. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but that are unpredictable and inherently uncertain. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Actual future results may differ from those estimates.

Impairment of Long-Lived Assets. Carrying values for our long-lived tangible assets are assessed for possible impairment in accordance with the requirements of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment tests are conducted when our management team identifies events or when it believes that changes in circumstances that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume, revenue and expense growth rates and discount rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS 5, Accounting for Contingencies and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to decrease by $5 million, $4 million and $2 million in fiscal 2005, 2004 and 2003, respectively.

Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, Accounting for Income Taxes, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be probable of realization. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will probably be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Loss Contingencies. We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will differ from and perhaps exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgments about the outcome of pending lawsuits and potential actions by third parties including government agencies. Over the past two years, we have resolved lawsuits whereby the ultimate outcome caused us to partially reverse previously recorded contingent liabilities in the amount of $0.5 million, $5 million and $9 million in fiscal 2005, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At June 24, 2005, our principal source of liquidity was unrestricted cash and marketable investments of $64 million, down from $157 million at June 25, 2004. We believe that this cash level is not sufficient to support our operations and we expect to continue to consume cash from operations in at least the first half of fiscal 2006. Our cash levels fluctuate significantly within each quarter and are at their highest at the end of the quarter. See “Financial Condition”.

To seek to improve our liquidity, we are developing and implementing a restructuring program aimed at substantial expense reductions, a revenue generation initiative aimed at reversing the decline in our revenues and actively pursuing financing alternatives, including amending or replacing our asset-based credit facility to increase borrowing availability. In addition, our operating goals include returning to profitability in the latter half of fiscal 2006, requiring us to achieve significant year over year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “Financial Condition.”

If we fail to reduce the cash consumed by operations and to generate cash from these other sources on a timely basis, we may not have the cash resources required to run our business. The uncertainty related to such a circumstance could adversely affect our relationships with customers, vendors and partners. In particular, we could face substantial liquidity pressure if vendors or others with whom we do business were to change the payment terms under which we operate. These pressures could force us to seek protection under bankruptcy laws. If we are forced to seek bankruptcy protection, the holders of our common stock may not be able to realize any remaining value in their shares and the holders of our debt securities may realize less than the principal amount of those securities.

Our on-going restructuring activities may not reduce our losses and cash consumption. We have implemented several expense-related restructurings in recent years, including in the third quarter of fiscal 2005. In addition, on August 30, 2005, the Company approved a restructuring plan aimed at further substantial expense reductions. See “—Overview—Further Restructurings to Reduce Expenses”. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish its intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We may not be able to raise necessary additional capital. We are actively pursuing additional financing alternatives, including amending or replacing our asset-based credit facility to increase borrowing availability. On September 14, 2005, we executed a commitment letter with Wells Fargo Foothill, Inc. and Ableco Finance, LLC with respect to a new asset-backed credit facility that will provide availability of up to $100 million. This new two-year facility, which will consist of a $50 million revolving line of credit and a term loan of $50 million, will replace our existing asset-based credit facility. See “Financial Condition”. The new financing is subject to the execution of definitive agreements and is expected to be completed by the end of October 2005. We cannot be certain however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing, or that the additional financing would be adequate to achieve our objectives. In addition, if funds are raised by incurring such further debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we fail to comply with financial or other covenants required in connection with such a financing, our creditors may be able to exercise remedies that could substantially impair our ability to operate. In addition, if we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. Finally, our senior secured debentures will mature in June 2009, and our ability to repay or refinance these obligations will largely be determined by the success of our restructuring program in restoring revenue growth and profitability.

We may not achieve our operating goals and may not be in compliance with debt covenants. Our current asset-based credit facility, renewed in April 2005 for another two years, may be deemed to be in default and be accelerated if we fail to meet certain financial and other covenants. Our asset-based credit facility also permits the lender to decline future extensions of credit if a material adverse change occurs. See “Financial Condition.” During the first, second, and third quarters of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under our prior asset-based credit facility for which, in each case, we received a waiver from the lender. During the fourth quarter of fiscal 2005, we were in violation of a financial covenant under the current facility for which we received a waiver from the lender. However, there can be no assurance that a waiver will be available on acceptable terms in the event of a future default. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility. If a default is not waived, we may not be able to obtain alternative financing on acceptable terms. In addition, our two series of outstanding secured notes contain covenants, including restrictions on our ability to incur additional debt. See Note 13 to the consolidated financial statements included in Part II, Item 8 to this Form 10-K. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

Our common stock and other securities may be delisted. The New York Stock Exchange (NYSE) requires that listed securities trade at a minimum per share price of $1.00 averaged over a thirty day trading period. In May 2005, we received a notice of non-compliance with the NYSE’s continued listing standard relating to minimum share price, as we did in 2002 and 2001. Based on recent discussions with the NYSE, we believe that it is likely that the NYSE will suspend trading in our common stock and 6.5% Senior Secured Convertible Notes due June 1, 2009 in the near future. Accordingly, we are examining other trading alternatives, including the OTC Bulletin Board. However, we cannot provide any assurance that our securities will be quoted on the OTC Bulletin Board or on any other quotation service if they are delisted from the NYSE. The delisting of our securities may adversely affect the liquidity and market price of our common stock and 6.5% Senior Secured Convertible Notes as well as adversely impact our future access to the capital markets.

We may suffer adverse consequences from a claimed default under our 2011 subordinated debentures. In the fourth quarter of fiscal 2005 we received a notice of default related to our 2011 convertible subordinated debentures. See “Financial Condition.” We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. We cannot be certain, however, that a notice of acceleration will not be delivered or that we would prevail in any legal proceedings that might result. In addition, the notice of default in itself may give rise to actions by our asset-based lender or the landlords of our Amphitheatre and Crittenden Technology Center campuses in Mountain View, California under cross-default or cross-acceleration provisions, and may complicate or even prevent our efforts to raise additional financing.

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism, visualization systems based on Linux, Itanium 2, and our scalable graphics technology. Altix server sales grew 49% in fiscal 2005 compared with fiscal 2004. However, much of the revenue was generated by a relatively small number of large transactions. Approximately 9% of our total fiscal 2005 revenue resulted from two individual large sales transactions that included predominately Altix and Prism systems. Risks associated with these newer product families include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 processor family; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

Future revenue growth from our newer product families is especially important because revenues from our traditional MIPS and IRIX products and maintenance business are expected to continue to decline. Our ability to achieve future revenue growth will depend significantly on the market success of these newer product families in servers, storage and visualization as well as our ability to generate sales to match or replace revenues generated from large sales transactions in prior periods. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business and liquidity.

Our results of operations would be adversely affected if the carrying value of our long-lived assets becomes impaired. Because of our fiscal 2005 operating and cash flow loss and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2005; based on this evaluation, the carrying value of these assets were determined to be recoverable. We evaluate our long-lived assets, including property and equipment and goodwill, whenever events or circumstances occur that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our long-lived asset impairment review is based on a cash flow analysis and requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of cash flows may change within the next twelve months resulting in the need to reassess the carrying value of our long-lived assets for impairment. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. As a result, we may incur substantial impairment charges, which could adversely affect our results of operations.

Our financial reporting controls and procedures may be impaired by our restructuring activities. As previously disclosed, our independent registered public accounting firm, Ernst & Young LLP, advised us in connection with the completion of their audit for fiscal 2004 that they had identified certain matters involving the operation of our internal controls that they considered to be a material weakness. Management believed that these matters, which have been remediated, were attributable in significant part to the substantial headcount reductions that we have implemented over the past several years, which have had a disproportionate impact on administrative functions. As we implement the restructuring program described in “—Overview—Further Restructurings to Reduce Expense”, we will strive to ensure that material weaknesses do not develop in our internal controls due to headcount reductions or other factors. However, there is no guarantee that our internal controls will be unaffected by the restructuring actions. If material weaknesses develop and we are unable to efficiently and effectively address these matters, investors could lose confidence in the reliability of our internal controls over financial reporting.

We are concentrating our R&D and marketing investments. An increasing percentage of our R&D and marketing budget is devoted to potential growth areas, including our Altix and Prism families and storage, and a declining amount of our R&D, both in percentage and absolute terms, is being devoted to the traditional MIPS and IRIX products, which continue to supply a significant portion of our revenue. Managing this transition without unduly compromising the competitiveness of the MIPS and IRIX families and the quality of support received by customers will be key to our success. There can be no assurance that this transition will not impair our customer relationships and our competitive position.

We are increasingly dependent on our partners. Our strategy of developing system products based on industry-standard technologies has increased our dependence on Intel and other partners. It is important that we receive appropriate technical cooperation from Intel and other partners, and that the products from these partners continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our Altix and Prism families depend on the continued availability, performance and price/performance of the Intel Itanium 2 processor family. Our financial performance and business prospects would be adversely affected if Intel were to reduce its support for the Itanium 2 line, including its willingness to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity. Intel’s plans in this regard could be affected by decisions of other system vendors, such as Hewlett-Packard, with respect to their ongoing commitment to the Itanium 2 platform.

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

Our business is dependent on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. In addition, we have benefited from favorable discounts on certain components from key suppliers for selected transactions. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility, the possibility of charges for excess and obsolete inventory and risks included with end of life buys from single source and sole source suppliers. We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

In addition, we are in the process of transitioning to an alternate supplier to act as our foundry for certain key integrated circuits for new products planned for 2008 and later. There can be no assurance that we will be able to complete the transition without significant incremental cash impact.

We are dependent on sales to the U.S. government. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to changes in appropriation and spending patterns. Our U.S. government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Events like Operation Iraqi Freedom and the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may adversely affect our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on us.

A portion of our business requires security clearances from the U.S. government. We have implemented measures to maintain our clearances in light of the fact that our Chairman and Chief Executive Officer, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

We expect our operating results to fluctuate for a variety of reasons. Our revenue and operating results may fluctuate for a number of reasons from period to period, and we have fallen materially short of our forecasts on several occasions in recent years. Decreases in revenue can arise from any number of factors, including decreased demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, competitive factors, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by us or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, industry price trends, competitive pricing pressures (particularly for high visibility accounts) and the mix of server and desktop product revenue as well as the mix of configurations within these product categories. As a result of the concentration of sales in the third month of each quarter, developments late in a quarter can have a significant impact on that period’s results.

We operate in a highly competitive industry with increasing market share being gained by cluster systems. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. An important competitive development in our market has been the emergence of networked “clusters” of commodity computers from suppliers like Dell Computer as an alternative to our midrange products. These clusters have grown at a faster than anticipated rate and are taking an increasing share of the high-performance computing market. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “Many of our international sales require export licenses”.

Our typical concentration of sales at the end of our fiscal quarters makes period-to-period financial results less predictable. Over half of each quarter’s product revenue results from orders booked and shipped during the third month, and disproportionately in the latter half of that month. This makes the forecasting of revenue inherently uncertain and can produce pressure on our internal infrastructure during the third month of a quarter. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a relatively small revenue shortfall may cause a period’s results to be substantially below expectations.

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

In addition, our growing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We received a notice from SCO Group purporting to terminate as of October 14, 2003 our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on us, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

We may not be able to retain and attract qualified employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of retaining world-class talent. Our annualized attrition rates have increased significantly in fiscal 2006 compared with fiscal 2005. There is no guarantee that we can retain highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

We may not be able to utilize a significant portion of our net operating loss and credit carryforwards. We have generated a significant amount of U.S. net operating loss carryforwards due to prior period losses. U.S. and state income tax laws limit the amount of these carryforwards a company can utilize upon a greater than 50% cumulative shift of stock ownership over a three year period. The issuance of additional common stock, in financing transactions or on conversion of our outstanding convertible bonds such as the 2009 Senior Convertible Notes issued in December 2003, will count towards this cumulative ownership shift. Our ability to use our existing carryforwards in the future may be limited and not available to offset income tax liabilities from future profits. This would have an effect on our cash balances and liquidity and would reduce our income after taxes if in any given fiscal period taxable profits are in excess of the restricted losses available for offset. Any net operating loss utilization restriction would not affect our future effective tax rate since any affected loss and credit carryforwards have been subject to a valuation allowance in prior periods.

Unforeseen environmental costs could impact our future net earnings. Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Production and marketing of products in certain states and countries may subject us to environmental and other regulations. For example, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. In addition, we may face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Producers are financially responsible for implementing these measures if they are participating in the market in August 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and Japan. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. Environmental costs are presently not material to our operations or financial position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

Our business is subject to market risk. In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movements, market risk associated with currency rate movements on non-U.S. dollar denominated assets and liabilities, and credit risk related to the collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

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

Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. To protect against reductions in value caused by adverse changes in currency exchange rates, we have established balance sheet and forecasted transaction risk management programs.

We primarily use forward contracts to hedge our foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the re-measurement losses and gains of the related foreign currency-denominated exposures.

We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue denominated in currencies other than the U.S. dollar. We record the portion of the gain or loss in the fair value of our cash flow hedges that is determined to be an effective hedge as a component of other comprehensive loss, and we recognize this amount in our earnings as revenue in the same period or periods in which the hedged transaction affects earnings. We recognize in other income (expense), net on our statement of operations any remaining, ineffective portion of the gain or loss on a hedging instrument during the period of the change.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in high quality money market instruments and debt instruments and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally one year or less.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on the fair values of our debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents, marketable investments, short-term and long-term debt, and all derivative financial instruments. Currency forward contracts and currency options constitute our portfolio of derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 24, 2005 and June 25, 2004. We computed the market values for foreign exchange risk based on spot rates in effect at June 24, 2005 and June 25, 2004. The market values that result from these computations are compared to the market values of these financial instruments at June 24, 2005 and June 25, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analyses at June 24, 2005 and June 25, 2004 were as follows:

Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would have resulted in an increase in the aggregate fair value of our financial instruments of $8 million at June 24, 2005 and $13 million at June 25, 2004. A percentage point increase in the levels of interest rates with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $8 million at June 24, 2005 and $13 million at June 25, 2004.

Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $8 million at June 24, 2005 and $6 million June 25, 2004. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the aggregate fair value of our financial instruments of $9 million at June 24, 2005 and $5 million at June 25, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. as of June 24, 2005 and June 25, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended June 24, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 24, 2005 and June 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that Silicon Graphics, Inc. will continue as a going concern. As more fully described in Note 1, Silicon Graphics, Inc. has incurred recurring operating losses, negative cash flows and has a stockholders’ deficit. These conditions raise substantial doubt about Silicon Graphics, Inc.’s ability to continue as a going concern. (Management’s plans in regard to these matters are also described in Note 1.) The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silicon Graphics, Inc.’s internal control over financial reporting as of June 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

September 15, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Silicon Graphics, Inc. maintained effective internal control over financial reporting as of June 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Graphics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Silicon Graphics, Inc. maintained effective internal control over financial reporting as of June 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silicon Graphics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 24, 2005, based on the COSO criteria.

/s/    Ernst & Young LLP

San Jose, California

September 15, 2005

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Revenue:
Product and other revenue	$391,322	$473,154	$486,736
Product revenue from related party	44,658	25,990	31,624
Service revenue	293,985	342,858	378,245

Total revenue	729,965	842,002	896,605

Costs and expenses:
Cost of product and other revenue	285,428	292,628	329,190
Cost of service revenue	179,648	200,217	234,290
Research and development	92,705	108,763	157,924
Selling, general, and administrative	244,568	257,742	282,359
Other operating expenses	24,083	47,825	30,046

Total costs and expenses	826,432	907,175	1,033,809

Operating loss	(96,467)	(65,173)	(137,204)

Interest expense	(16,052)	(19,234)	(25,484)
Interest and other income (expense), net	26,261	(24,848)	(2,466)
Earnings (loss) from equity investment	2,512	(518)	3,286

Loss from continuing operations before income taxes	(83,746)	(109,773)	(161,868)

Income tax benefit	(8,014)	(9,527)	(26,665)

Net loss from continuing operations	(75,732)	(100,246)	(135,203)

Discontinued operations:
Net income from discontinued operations, net of tax	—	3,975	5,499
(Loss) gain on disposition of discontinued operations, net of tax	(276)	50,501	—

Net loss	$(76,008)	$(45,770)	$(129,704)

Net (loss) income per common share—basic and diluted:
Continuing operations	$(0.29)	$(0.44)	$(0.67)
Discontinued operations	(0.00)	0.24	0.03

Net loss per share—basic and diluted	$(0.29)	$(0.20)	$(0.64)

Weighted-average shares used to compute net loss per share—basic and diluted	263,430	227,837	201,424

See accompanying notes.

SILICON GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

	June 24, 2005	June 25, 2004
Assets:
Current assets:
Cash and cash equivalents	$64,247	$154,855
Short-term marketable investments	39	2,010
Short-term restricted investments	39,757	23,585
Accounts receivable, net of allowance for doubtful accounts of $2,227 in 2005 and $4,575 in 2004	93,335	113,901
Inventories	75,662	66,938
Prepaid expenses	5,666	9,916
Other current assets	37,765	25,000

Total current assets	316,471	396,205
Restricted investments	413	909
Property and equipment, net of accumulated depreciation and amortization	56,257	74,595
Other non-current assets	79,004	98,215

	$452,145	$569,924

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$58,075	$65,119
Accrued compensation	34,062	37,053
Income taxes payable	2,689	6,082
Other current liabilities	56,260	70,591
Current portion of deferred revenue	98,305	96,058
Current portion of restructuring liability	16,270	27,876
Current portion of long-term debt	1,820	17,775

Total current liabilities	267,481	320,554

Long-term debt	261,992	264,212
Non-current portion of deferred revenue	36,188	25,749
Other non-current liabilities	77,672	82,087

Total liabilities	643,333	692,602

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, and additional paid-in capital; 750,000,000 shares authorized; shares issued: 2005—265,845,397; 2004—261,815,578; shares outstanding: 2005—265,192,795; 2004—261,179,276	1,555,033	1,550,425
Accumulated deficit	(1,721,981)	(1,645,970)
Treasury stock, at cost: 652,602 shares in 2005 and 636,302 shares in 2004	(6,792)	(6,774)
Accumulated other comprehensive loss	(17,448)	(20,359)

Total stockholders’ deficit	(191,188)	(122,678)

	$452,145	$569,924

See accompanying notes.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Cash Flows From Operating Activities of Continuing Operations:
Net loss	$(76,008)	$(45,770)	$(129,704)
Income from discontinued operations	—	(3,975)	(5,499)
Loss (gain) on disposition of discontinued operations	276	(50,501)	—

Net loss from continuing operations	(75,732)	(100,246)	(135,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,062	79,461	92,066
Amortization of premium and discount on long-term debt, net	(3,441)	(6,446)	727
Loss on early extinguishment of debt	—	30,915	—
Non-cash interest expense on induced debt conversion	—	3,089	—
Gain on sale of equity investment	(20,541)	—	—
Loss on sale of corporate real estate	—	—	5,665
Non-cash restructuring charges (recoveries)	(1,479)	3,062	3,516
Other	(2,692)	1,858	1,002
Changes in operating assets and liabilities:
Accounts receivable	20,566	3,029	59,332
Inventories	(20,408)	(7,907)	23,685
Accounts payable	(7,167)	(10,710)	(15,744)
Accrued compensation	(2,734)	517	(20,612)
Deferred revenue	(4,233)	(18,350)	(18,285)
Other assets and liabilities	(39,399)	(40,521)	(40,661)

Total adjustments	(22,466)	37,997	90,691

Net cash used in operating activities of continuing operations	(98,198)	(62,249)	(44,512)

Cash Flows From Investing Activities of Continuing Operations:
Marketable investments:
Purchases	(185)	(1,608)	(449)
Maturities	2,156	38	4,886
Restricted investments:
Purchases	(53,900)	(87,706)	(194,707)
Maturities	55,119	100,165	203,703
Proceeds from the sale of equity investment	29,085	—	—
Proceeds from the sale of corporate real estate and other assets	—	10,615	7,653
Proceeds from the disposition of discontinued operations	—	58,401	—
Purchases of property and equipment	(12,444)	(17,866)	(17,782)
Increase in other assets	(2,458)	(9,138)	(20,416)

Net cash provided by (used in) investing activities of continuing operations	17,373	52,901	(17,112)

Cash Flows From Financing Activities of Continuing Operations:
Payments of debt principal	(17,684)	(18,056)	(10,777)
Proceeds from debt principal	1,677	—	—
Payments of debt issuance costs	—	(3,618)	—
Net proceeds from financing arrangements	2,210	—	—
Proceeds from employee stock plans	4,014	2,579	3,240
Net proceeds from sale of SGI common stock through private placement	—	47,270	—

Net cash (used in) provided by financing activities of continuing operations	(9,783)	28,175	(7,537)

Net (decrease) increase in cash and cash equivalents	(90,608)	18,827	(69,161)
Cash and cash equivalents at beginning of year—continuing operations	154,855	136,028	205,189

Cash and cash equivalents at end of year—continuing operations	$64,247	$154,855	$136,028

See accompanying notes.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except shares)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at June 28, 2002	$1,450,829	$(1,466,181)	$(17,096)	$(22,193)	$(54,641)

Components of comprehensive loss:
Net loss	—	(129,704)	—	—	(129,704)
Currency translation adjustments	—	—	—	680	680
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	1,588	1,588

Total comprehensive loss					(127,436)

Common stock reserved for issuance (5,600,000 shares) for settlement of securities class action lawsuit	13,664	—	—	—	13,664
Issuance of common stock (4,858,287 shares) and treasury stock (506,042 shares) under employee stock plans—net	3,305	(10,164)	10,381	—	3,522

Balance at June 27, 2003	1,467,798	(1,606,049)	(6,715)	(19,925)	(164,891)

Components of comprehensive loss:
Net loss	—	(45,770)	—	—	(45,770)
Currency translation adjustments	—	—	—	928	928
Currency translation adjustment included in net income of discontinued operations	—	—	—	(1,598)	(1,598)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	236	236

Total comprehensive loss					(46,204)

Adjustment to stock issued for settlement of securities class action lawsuit	(5,849)	5,849	—	—	—
Issuance of common stock (18,181,818 shares) under private placement net of issuance costs	47,270	—	—	—	47,270
Issuance of common stock (27,260,480 shares) through debt conversions	35,274	—	—	—	35,274
Issuance of common stock (959,520 shares) through induced conversion incentive	3,090	—	—	—	3,090
Issuance of common stock (3,645,761 shares) under employee stock plans—net	2,842	—	(59)	—	2,783

Balance at June 25, 2004	1,550,425	(1,645,970)	(6,774)	(20,359)	(122,678)

Components of comprehensive loss:
Net loss	—	(76,008)	—	—	(76,008)
Currency translation adjustments	—	—	—	1,047	1,047
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	1,864	1,864

Total comprehensive loss					(73,097)

Issuance of common stock (402,400 shares) through debt conversions	503	—	—	—	503
Issuance of common stock (3,611,119 shares) and treasury stock (2,257 shares) net of treasury stock purchases (18,557 shares) under employee stock plans—net	4,105	(3)	(18)	—	4,084

Balance at June 24, 2005	$1,555,033	$(1,721,981)	$(6,792)	$(17,448)	$(191,188)

See accompanying notes.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

SGI is a leading provider of products, services, and solutions for use in high-performance computing, visualization, and storage. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions, and associated software products which enable our customers in the scientific, technical, and creative communities to solve their most challenging problems and provide them with strategic and competitive advantages. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are targeted primarily towards five market segments: defense and homeland security, science and research, manufacturing, energy, and media.

Our products are manufactured in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through indirect channels including resellers, distributors and system integrators. Product and other revenue consist primarily of revenue from computer system and software product shipments and from system leasing, technology licensing agreements, and non-recurring engineering contracts. Service revenue results from customer support and maintenance contracts and from delivery of professional services.

We have operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital at June 24, 2005 was $49 million, down from $76 million at June 25, 2004. Additionally, we had a stockholders’ deficit of $191 million at June 24, 2005. Our unrestricted cash and marketable investments at June 24, 2005 were $64 million, down from $157 million at June 25, 2004.

In the fourth quarter of fiscal 2005 we retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006.

On August 30, 2005, the Company approved a restructuring plan and began to implement a reduction in force with notifications to affected employees in North America and certain other locations on September 1, 2005. In addition to the headcount reductions, the restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations, focusing marketing spending on the highest priority activities and benefits and other spending controls. The anticipated benefits of this restructuring plan are expected to be experienced beginning in the second quarter of fiscal 2006 with increasing benefits anticipated over the remainder of the fiscal year. See Note 24 for additional discussion related to our restructuring plans.

It is essential to the success of the restructuring plan and the achievement of our goals for fiscal 2006 that we raise additional financing and in September 2005 we executed a commitment letter with Wells Fargo Foothill, Inc. and Ableco Finance LLC with respect to a new asset-backed credit facility that will replace our current facility and provide a significant increase in borrowing availability. See Note 24. We cannot be certain, however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing or that the additional financing would be adequate to achieve our objectives.

Even if we are able to secure the additional financing described in Note 24, there are significant risks associated with the achievement of our goals for fiscal 2006. Currently, our cash level is inadequate to support our operations and we expect to continue consuming cash from operations in at least the first half of fiscal 2006. The new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet our operating goals for fiscal 2006. Our operating goals include returning to operating profitability in the second half of fiscal 2006, requiring us to achieve significant year-over-year revenue growth in that period while realizing our targeted expense savings and

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would again impair our liquidity. If we are unable to complete the financing or an equivalent transaction, we would consider alternatives for ensuring the continued operation of our business. These could include further reductions in headcount and in the scope of our operations, generating cash from selling or licensing our intellectual property and seeking funding from marketing partners and government customers.

In light of these challenges, our Board of Directors is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, divesting additional technologies or products, or some combination of the foregoing. We cannot assure that any acquisition or other change in control transaction will occur, or that if such a transaction does occur that it would result in stockholders realizing value equal to or greater than the current trading price of our common stock. If we fail to implement one or more of these alternatives successfully, we could be forced to seek protection under bankruptcy laws.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications. Certain reclassifications have been made to all periods presented in the consolidated financial statements to conform to the current year presentation. As described in Note 7, we have classified the financial results of our Alias application software business as discontinued operations for all periods presented. These notes to our consolidated financial statements relate to continuing operations only, unless otherwise indicated.

Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets, which we remeasure at their historical exchange rates. We translate revenues and expenses using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. We are a U.S. dollar functional company. As such, translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in our results of operations. For fiscal 2003, fiscal 2004, and fiscal 2005, currency transaction gains or losses net of hedging gains or losses, were not significant to our results of operations. Investments accounted for using the equity method in an investee that reports in a foreign currency are translated in conformity with Statement of Financial Accounting Standards No. (SFAS) 52, Foreign Currency Translation, at the rate of exchange in effect at the end of the period with the resulting translation adjustment recorded directly to accumulated other comprehensive loss, a separate component of stockholders’ deficit.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as presented in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Marketable and Restricted Investments. Cash equivalents consist of high credit quality money market instruments with maturities of 90 days or less at the date of purchase. Short-term marketable investments and restricted investments consist of both high credit quality money market instruments

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and high credit quality debt securities with maturities of one year or less, and are stated at fair value. At June 24, 2005 and June 25, 2004, our cash equivalents and marketable investments are all classified as available-for-sale.

At June 24, 2005 and June 25, 2004, our restricted investments consist of short- and long-term investments, which are classified as available-for-sale and that are pledged as collateral against letters of credit or held under a security agreement. Restricted investments are held in SGI’s name by major financial institutions (see Note 12).

The cost of securities when sold is based upon specific identification. We include realized gains and losses and declines in value of available-for-sale securities that we judge to be other-than-temporary in interest income and other, net. We include unrealized gains and losses, net of tax, on securities classified as available-for-sale in accumulated other comprehensive loss, a component of stockholders’ deficit.

Fair Values of Financial Instruments. The carrying values of short-term debt and cash equivalents approximate fair value due to the short period of time to maturity. The fair values of marketable investments, long-term debt, foreign exchange forward contracts, and currency options are based on quoted market prices or pricing models.

Derivative Financial Instruments. We use derivative financial instruments to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and certain commitments related to customer transactions. We do not invest in derivative financial instruments for speculative or trading purposes. See Note 6 for more information about our derivative financial instruments and the accounting policies that we apply to them.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of short-term, non-interest-bearing trade receivables, which we record at the amounts due to us from our customers, less an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation, for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve to reduce their receivable to the amount that we reasonably believe is collectible. We also record general allowances for doubtful accounts for our entire customer population based on a variety of factors, including the length of time the receivables are past due and historical experience.

Inventories. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at cost less depreciation, generally based on an eighteen-month life.

Property and Equipment. We state property and equipment at cost and compute depreciation expense using the straight-line method. We depreciate machinery and equipment and furniture and fixtures over useful lives of two to five years, and we amortize leasehold improvements over the shorter of their useful lives or the term of the lease. We depreciate our buildings over twenty-five to forty-five years and improvements over eight to fifteen years.

Capitalized Software. We capitalize certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are included in property and equipment (see Note 10) and are amortized over periods ranging from 3 to 5 years.

Long-Lived Assets. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used”, including property and equipment, assets under capital

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases, spares inventory and long term prepaid assets subject to amortization, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of a long-lived asset may not be recoverable, such as a significant current period operating or cash flow loss combined with a history of such losses. Under SFAS 144, an impairment loss would be calculated when the sum of the estimated future undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount of the asset. Because of our fiscal 2005 operating and cash flow loss and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2005; based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. Nonetheless, it is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment. As required by SFAS 144, we classify long lived assets as “held for sale” only when all of the criteria for a qualifying plan of sale are met, and we reassess the “fair value less cost to sell” of such assets each reporting period. We continue to classify long-lived assets to be disposed of other than by sale as “held and used” until they are actually disposed of.

Other Assets. Included in other assets are spare parts that are generally depreciated on a straight-line basis over the course of their estimated useful lives ranging from two to five years and equity investments in certain technology companies that are carried at either market value or the lower of cost or market. Our investment in SGI Japan comprised the majority of our total equity investments for fiscal 2005 and fiscal 2004. Goodwill is also included in other assets.

Goodwill. Our goodwill resulted from the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991. As required by SFAS 142, we ceased amortizing goodwill and began annually testing goodwill for impairment. We perform this test separately for each of our two reporting units, which generally correspond to our two reportable segments. In prior years, we performed our annual impairment test as of the last day of our fiscal year. For fiscal 2005, we have changed the measurement date to the first day of our fourth fiscal quarter in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have a material effect on our financial position, results of operations, or cash flows. We would also test goodwill for impairment if an event occurs or a circumstance changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We perform the goodwill impairment test using a two-step approach. First, we compare the carrying amount of each reporting unit to its fair value, which we estimate using a present value technique. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In this step, we recognize an impairment loss for the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of a reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Multiple Element Arrangements. SGI enters into multiple-element revenue arrangements where we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product or services, SGI consulting services and SGI maintenance services. In the first quarter of fiscal 2004, we adopted Emerging Issues Task Force Issue No. (EITF) 00-21 Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, multiple-element arrangements are assessed to determine whether

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they can be separated into more than one unit of accounting. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the criteria are met on all undelivered elements, or the entire arrangement has been delivered. If objective and reliable evidence of fair value is available for all elements of the arrangement, revenue value for each element is allocated based upon relative fair value of each element to the total arrangement value. The price charged when an element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then allocate the residual value to the delivered elements. In the absence of fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting and revenue for the delivered elements is deferred until the undelivered elements have been delivered, after which the appropriate revenue recognition guidance for each element is applied.

Occasionally, we enter into arrangements in which substantial modification of software is required. In these instances, the applicable element or combined elements of the arrangement are accounted for in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. If we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contracts are reviewed on a regular basis to determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

Product Revenue. We recognize product revenue under SEC Staff Accounting Bulletin No. (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104 Revision of Topic 13 (Revenue Recognition), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with certain resellers. Estimated sales returns are also provided for as a reduction to product revenue and were not material for any period presented in the consolidated financial statements.

Certain of our customers prefer to acquire our products under a sales-type lease arrangement. We recognize revenue on these arrangements when the criteria under both SFAS 13, Lease Accounting, and SAB 104 have been met. The resulting receivables generated under these arrangements are generally sold to unrelated financing companies and are accounted for in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the criteria set forth in SFAS 140,

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfers of such receivables are recorded as a sale of assets. We do maintain an unguaranteed residual value in the products sold under sales-type lease arrangements. We record this unguaranteed residual value as an asset in our balance sheet and measure it at the estimated fair market value of the equipment at the end of the lease term. We separately estimate this residual value for each significant product family considering the following factors: historical data regarding recovery of residual values, our current assessment of market conditions for used equipment, and any forward-looking projections we deem significant, particularly those relating to upcoming technology or changing market conditions. We periodically evaluate the residual values for indicators of other-than-temporary decline, in which case we would adjust the recorded residual values; we would not recognize any increase in residual values until the used equipment is resold. The estimated amounts of our unguaranteed residual value interests in leases sold was $5 million at June 24, 2005. This amount was immaterial at June 25, 2004.

Service Revenue. We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term. Consulting and installation revenue is generally recognized when the service has been performed.

Certain multiple-element arrangements may be delivered over a longer duration of time. In these instances, we typically recognize revenue using the proportional performance methodology, reflecting the view that the earnings process occurs over time, as defined in Statement of Financial Accounting Concepts No. (CON) 5, Recognition and Measurement in Financial Statements of Business Enterprises. We recognize revenue as work progresses, based on the percentage that incurred costs to date bear to estimated total costs.

Royalty Revenue. We recognize royalty revenue, under technology agreements, in the quarter in which we receive reports from licensees detailing the shipments of products incorporating our intellectual property components. The reports are generally received on a one-quarter lag basis from when the royalty revenues were earned.

Engineering Service Revenue. We recognize engineering services revenue when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist, and collectibility is reasonably assured.

Shipping and Handling Costs. Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as product and other revenue.

Product Warranty. At the time of sale, we provide for an estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX and Linux systems and up to three years on storage systems.

Advertising Costs. We record advertising costs as expense of the period in which they are incurred. Advertising expense from continuing operations for fiscal years 2005, 2004, and 2003 was $0.5 million, $2 million, and $1 million, respectively.

Per Share Data. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation. We currently account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. Beginning in fiscal 2006, we will account for stock-based employee compensation arrangements in accordance with SFAS 123 (revised 2004), Share-Based Payments. See “Recent Accounting Pronouncements” below for further information.

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring their recognition as current period expenses and requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities. We are required to adopt SFAS 151 beginning with the first quarter of our fiscal year 2006. We do not believe that the adoption of this standard will have a material effect on our reported results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payments, which revises SFAS 123, supersedes APB 25 and SFAS 148, and amends SFAS 95, Statement of Cash Flows. Generally, the requirements of SFAS 123(R) are similar to those of SFAS 123. However, SFAS 123(R) requires companies to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure is no longer an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the effective date for the adoption of SFAS 123(R), but this rule did not impact our required adoption date of June 25, 2005.

SFAS 123(R) permits public companies to adopt its requirements using a “modified prospective” method under which compensation cost is recognized beginning at the effective date of SFAS 123(R) by applying the requirements of SFAS 123(R) to all share-based payment awards granted after the effective date and by applying the requirements of SFAS 123 to all share-based payment awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date. We will apply the modified prospective method upon our adoption of SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our reported results of operations, although it will have no impact on our overall reported financial position due to its non-cash nature. Had we applied the principles of SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net income and earnings per share in Note 3 to these consolidated financial statements. The impact of the adoption of SFAS 123(R) on future periods is dependent on the levels of share-based payments granted in the future as well as the unvested portion of employee based awards, but we expect the effect to initially be similar to the effect presented in our pro forma disclosure in Note 3. SFAS 123(R) also requires that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as presently required. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend, among other things, on when employees exercise stock options), the amounts of operating cash flows that we recognized in prior periods for such excess tax deductions have been immaterial.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB 29, Accounting for Nonmonetary Transactions, applies the principle that exchanges of

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 by eliminating the exception to fair value accounting for nonmonetary changes of similar productive assets and replacing it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for our fiscal year 2006. We do not expect the adoption of SFAS 153 to have a material effect on our financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method for reporting an accounting change. Under SFAS 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates. SFAS 154 will be effective for our fiscal year 2007. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations, or cash flows.

In June 2005, the FASB issued FASB Staff Position No. (FSP) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 will be effective the later of our fiscal year 2006 or the date that an EU member country in which we might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on our financial position, results of operations, or cash flows and we do not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on our financial position, results of operations, or cash flows.

Note 3. Stock-Based Compensation

At June 24, 2005, we had stock-based compensation plans that we account for using the intrinsic value method under Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, which was subsequently amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. With the exception of restricted stock awards, this generally resulted in no compensation expense to us, since almost all options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net loss from continuing operations, as reported, presented in the table below includes compensation expense for restricted stock awards and for options to purchase shares at a price below the fair market value of the underlying common stock on the grant date, all of which were awarded prior to fiscal 2002. These awards have graded vesting and we allocated the associated compensation expense to our fiscal periods using the straight-line method.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net loss from continuing operations and net loss per share from continuing operations as if we had applied SFAS 123’s fair value method of accounting to stock-based awards issued to our employees (in thousands, except per share amounts):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net loss from continuing operations—as reported	$(75,732)	$(100,246)	$(135,203)

Add:
Stock-based employee compensation expense, net of tax effect, included in net loss from continuing operations	49	201	281

Deduct:
Stock-based employee compensation expense determined under fair value method, net of tax effect	(6,222)	(4,949)	(9,729)

Net loss from continuing operations, pro forma	$(81,905)	$(104,994)	$(144,651)

Net loss per share from continuing operations—basic and diluted:
As reported	$(0.29)	$(0.44)	$(0.67)

Pro forma	$(0.31)	$(0.46)	$(0.72)

We used the Black-Scholes-Merton option pricing model to estimate the fair value of our stock-based awards. We allocated this fair value to the pro forma compensation expense of our fiscal periods using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Note 4. Other Operating Expense

Other operating expense was as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Restructuring and impairment charges, net	$24,083	$47,825	$30,046

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring—Fiscal 2005

Other operating expenses, net represents the costs associated with our restructuring and impairment activities. These activities, by plan or action, were as follows during fiscal 2005 (in thousands):

	Balance at June 25, 2004	Costs Incurred	Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at June 24, 2005
Fiscal 2000 plan:
Vacated facilities	$5,898	$—	$(367)	$—	$(4,249)	$1,282

Fiscal 2001 plan:
Vacated facilities	4,225	—	(342)	—	(2,479)	1,404

Fiscal 2002 plan:
Severance and related charges	52	61	(436)	533	(68)	142
Vacated facilities	450	—	229	—	(350)	329

	502	61	(207)	533	(418)	471

Fiscal 2003 plan:
Severance and related charges	288	104	(317)	52	(13)	114
Vacated facilities	959	—	286	—	(1,118)	127

	1,247	104	(31)	52	(1,131)	241

Fiscal 2004 plan:
Severance and related charges	1,086	193	—	—	(1,021)	258
Vacated facilities	46,966	9,867	(3,422)	—	(19,922)	33,489

	48,052	10,060	(3,422)	—	(20,943)	33,747

Fiscal 2005 plan:
Severance and related charges	—	9,766	—	—	(7,875)	1,891
Vacated facilities	—	8,461	—	1,221	(3,200)	6,482

	—	18,227	—	1,221	(11,075)	8,373

All restructuring plans:
Severance and related charges	1,426	10,124	(753)	585	(8,977)	2,405
Vacated facilities	58,498	18,328	(3,616)	1,221	(31,318)	43,113

Total of all restructuring plans	$59,924	$28,452	$(4,369)	$1,806	$(40,295)	$45,518

During fiscal 2005, we made $40 million in payments related to all of our restructuring plans and actions, $9 million of which was for severance and related charges and $31 million of which was for vacated facilities obligations, primarily rent. We recognized costs of $28 million, of which $10 million was for severance and related charges and $18 million was for accretion and other costs related to our vacated leased facilities. We also increased our fiscal 2005 plan vacated facilities accrual by reversing $1 million of credits related to deferred rent on facilities that were vacated during fiscal 2005. We reduced our estimate of future vacated facilities costs for our fiscal 2004 restructuring plan by $3 million, based on a reduction we received in the base rent for a facility vacated as part of that restructuring plan. In addition, we made other adjustments to our estimates of severance and related costs and vacated facilities costs associated with the fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, and fiscal 2004 restructuring plans. These adjustments primarily reflected net reductions in estimated costs for leased facilities that we vacated under these various restructuring plans.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring liability balance of $46 million at June 24, 2005 includes $3 million in severance obligations and $43 million of facility-related liabilities. The facility-related liabilities of $43 million represent $182 million in future non-cancelable rental payments due, less estimated sublease income of $99 million, the majority of which is under contract, and less $40 million in accretion expense that will be recognized through fiscal 2014. We expect to pay all the accrued severance and related charges and $15 million of facility-related charges during fiscal 2006, with the remainder of our restructuring obligations to be paid through fiscal 2014.

As of June 24, 2005, we have substantially completed the execution of our fiscal 2000, fiscal 2001, fiscal 2002, and fiscal 2003 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through the end of fiscal 2007. These facilities obligations are net of aggregated estimated sublease income of $1 million among the fiscal 2000 and fiscal 2001 plans. There is no significant estimated sublease income associated with the fiscal 2002 and 2003 plans.

As part of the fiscal 2004 restructuring plan, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus. As of June 24, 2005, we have substantially completed the execution of our fiscal 2004 restructuring plan, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities. As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we determined the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. Accordingly, we have calculated and accrued the fair value of our future remaining obligations for the leased properties as $33 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2013), we are required to accrete these discounted future obligations up to their contractually obligated amount of $68 million using the effective interest method. This undiscounted value is net of $92 million of contractual sublease income. In fiscal 2004, we began recording restructuring accretion expense, which we expect to be between $2 million and $7 million annually through fiscal 2013. During fiscal 2005, we recorded $10 million in restructuring accretion expense for the Amphitheatre Technology Center.

In an effort to further reduce our operating expenses, we began to implement restructuring activities under the fiscal 2005 restructuring plan during the third quarter of fiscal 2005, and we continued those activities through the fourth quarter. Under this restructuring plan, we recognized costs of $10 million for the elimination of 170 positions across all levels and functions. We completed substantially all of our headcount actions under the fiscal 2005 restructuring plan by the end of fiscal 2005 and expect to make the remaining payments related to these actions by the end of fiscal 2006. Under the fiscal 2005 restructuring plan, we also recorded $8 million in expenses related to vacating approximately 198,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2014. We completed all facilities related actions under the fiscal 2005 restructuring plan by the end of fiscal 2005, but we will continue to make payments on the associated leases through the end of their lease terms. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. As of June 24, 2005, the fair value of our future remaining obligations for the leased properties was $6 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms, we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $11 million using the effective interest method. In fiscal 2005, we began to record restructuring accretion expense, which we expect to be $1 million or less annually through fiscal 2014. Our obligation associated with the fiscal 2005 restructuring plan as of June 24, 2005 included $2 million in severance and related charges and the aforementioned $6 million of vacated leased facility obligations, net of non-contractual estimated sublease income of $7 million.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring and relocation costs incurred during the fiscal year ended June 24, 2005, the cumulative amount incurred through June 24, 2005, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 146 (our fiscal 2003, fiscal 2004, and fiscal 2005 plans) were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:
Costs incurred and adjustments during fiscal 2005:
Severance and related charges	$(113)	$(100)	$(213)
Vacated facilities	168	118	286

Total	$55	$18	$73

Cumulative costs incurred as of June 24, 2005 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,219	$5,407	$12,626
Canceled contracts	97	73	170
Vacated facilities	277	199	476

Total	$7,593	$5,679	$13,272

Fiscal 2004 restructuring plan:
Costs incurred and adjustments during fiscal 2005:
Severance and related charges	$124	$69	$193
Vacated facilities	3,636	2,809	6,445

Total	$3,760	$2,878	$6,638

Cumulative costs incurred as of June 24, 2005:
Severance and related charges	$10,766	$8,569	$19,335
Canceled contracts	366	275	641
Vacated facilities	16,517	12,779	29,296
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062

Total	$32,482	$25,442	$57,924

Total amount expected to be incurred:
Severance and related charges	$10,766	$8,569	$19,335
Canceled contracts	366	275	641
Vacated facilities	38,234	25,886	64,120
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062

Total	$54,199	$38,549	$92,748

Fiscal 2005 restructuring plan:
Costs incurred and adjustments during fiscal 2005 (which are also the cumulative costs incurred as of June 24, 2005):
Severance and related charges	$5,524	$4,242	$9,766
Vacated facilities	4,892	3,569	8,461

Total	$10,416	$7,811	$18,227

Total amount expected to be incurred:
Severance and related charges	$5,903	$4,471	$10,374
Vacated facilities	7,856	5,358	13,214

Total	$13,759	$9,829	$23,588

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring—Fiscal 2004

Our restructuring and impairment activities, by plan or action, were as follows during fiscal 2004 (in thousands):

	Balance at June 27, 2003	Costs Incurred	Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at June 25, 2004
Fiscal 2000 plan:
Vacated facilities	$10,369	$—	$(853)	$250	$(3,868)	$5,898

Fiscal 2001 plan:
Vacated facilities	10,601	—	(2,350)	(55)	(3,971)	4,225

Fiscal 2002 plan:
Severance and related charges	—	52	—	—	—	52
Vacated facilities	1,252	—	(56)	55	(801)	450

	1,252	52	(56)	55	(801)	502

Fiscal 2003 plan:
Severance and related charges	2,045	268	(704)	—	(1,321)	288
Vacated facilities	2,276	—	800	—	(2,117)	959
Other	—	114	—	—	(114)	—

	4,321	382	96	—	(3,552)	1,247

Fiscal 2004 plan:
Severance and related charges	5,146	19,326	(503)	—	(22,883)	1,086
Canceled contracts	13	641	—	—	(654)	—
Vacated facilities	150	23,284	(732)	36,211	(11,947)	46,966
Other	—	5,476	—	—	(5,476)	—
Impairment charges	—	3,062	—	(3,062)	—	—

	5,309	51,789	(1,235)	33,149	(40,960)	48,052

All restructuring plans:
Severance and related charges	7,191	19,646	(1,207)	—	(24,204)	1,426
Canceled contracts	13	641	—	—	(654)	—
Vacated facilities	24,648	23,284	(3,191)	36,461	(22,704)	58,498
Other	—	5,590	—	—	(5,590)	—
Impairment charges	—	3,062	—	(3,062)	—	—

Total of all restructuring plans	$31,852	$52,223	$(4,398)	$33,399	$(53,152)	$59,924

During fiscal 2004, we made payments of $24 million for severance and related charges, $23 million for our vacated facilities obligations, primarily rent, $1 million for contract cancellation costs, and $6 million for other costs associated with our restructuring plans and actions.

We recognized restructuring and asset impairment costs of $52 million during fiscal 2004. These costs included $20 million for severance, primarily associated with our fiscal 2004 restructuring plan, and $28 million related to facilities that we vacated under that restructuring plan. The vacated facilities costs included $21 million representing the fair value of future lease payments, net of estimated sublease income, on the Amphitheatre Technology Center campus, which we vacated when we relocated our corporate headquarters to our Crittenden Technology Center campus, $1 million of accretion expense, and $6 million of other facilities costs directly

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with vacating and subleasing the Amphitheatre Technology Center campus. We also increased the fiscal 2004 restructuring plan accrual by $36 million by reclassifying amounts associated with the Amphitheatre Technology Center campus that were previously recorded in other liabilities, into the restructuring accrual.

Also during fiscal 2004, we made adjustments totaling $1 million to our estimates of severance costs for our fiscal 2003 and fiscal 2004 restructuring plans, and we made adjustments netting to $3 million to our estimates of our vacated facilities liabilities for the fiscal 2000 through fiscal 2004 restructuring plans resulting from a reassessment of rent rates and tax obligations. As a result of our fiscal 2004 restructuring activities and relocating our headquarters described above, we also wrote down $3 million of impaired fixed assets, which included leasehold improvements and associated furniture and fixtures held for disposal in the vacated buildings.

Note 5. Loss per Share

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net loss from continuing operations	$(75,732)	$(100,246)	$(135,203)

Weighted average shares outstanding—basic and diluted	263,430	227,837	201,424

Net loss per share from continuing operations—basic and diluted	$(0.29)	$(0.44)	$(0.67)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	155,848	87,737	17,727

Note 6. Financial Instruments

Cash Equivalents and Marketable and Restricted Investments

The following table summarizes by major security type the fair value of our cash equivalents and marketable and restricted investments at June 24, 2005 and June 25, 2004 (in thousands):

	2005	2004
Money market funds	$2,183	$2,678
Time deposits	43,836	32,106
U.S. commercial paper	—	503

Total	46,019	35,287
Less amounts classified as cash equivalents	(5,810)	(8,783)

Total marketable and restricted investments	$40,209	$26,504

Gross realized gains and losses on sales and unrealized gains and losses on our available-for-sale securities were not significant in any one fiscal period presented.

Derivative Instruments and Hedging Activities

Risk Management. In the normal course of business, our financial position is exposed to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denominated assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivative financial instruments to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and certain commitments related to customer transactions. We do not invest in derivative financial instruments for speculative or trading purposes.

Accounting Policies. We report our derivative financial instruments at their fair value in the other current assets and other current liabilities lines of our consolidated balance sheet. Our accounting for changes in the fair values of the derivative financial instruments depends on whether they qualify for accounting as a hedging instrument and, if so, whether they are fair value hedges or cash flow hedges.

We designate derivative financial instruments as hedges based in part on their effectiveness in risk reduction and one-to-one matching of the instruments to the hedged transactions. We test the hedging effectiveness of currency forward contracts using a forward-to-forward rate comparison, which makes same-currency hedges perfectly effective. We test the hedging effectiveness of currency option contracts using changes in the option’s intrinsic value and the effect of discounting. As a result, we exclude the change in the volatility value of the option contract from the assessment and immediately recognize that amount in interest and other income (expense), net on our statement of operations. We will designate derivative financial instruments as fair value hedges or cash flow hedges based on the type of risk that they are hedging. At June 24, 2005 and June 25, 2004, we did not have any derivative financial instruments designated as fair value hedges.

Cash Flow Hedges. A cash flow hedge is a derivative financial instrument that hedges the exposure to variability in expected future cash flows attributable to a particular risk. This exposure may be associated with an existing recognized asset or liability or a forecasted transaction. Our cash flow hedging instruments are primarily currency options and currency forward contracts, generally expiring within one year, purchased as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to mitigate the risk that the eventual cash flows resulting from the transactions will be adversely affected by changes in exchange rates.

We record the portion of the gain or loss in the fair value of our cash flow hedges that is determined to be an effective hedge as a component of other comprehensive loss, and we recognize this amount in our earnings as revenue in the same period or periods in which the hedged transaction affects earnings. We recognize in other income (expense), net on our statement of operations any remaining, ineffective portion of the gain or loss on a hedging instrument during the period of the change. The amount in accumulated other comprehensive loss at June 24, 2005 will generally be recognized in earnings within the next twelve months. During fiscal 2005, fiscal 2004, and fiscal 2003, we did not identify any material ineffectiveness in our cash flow hedges, and we did not exclude any gains or losses related to our cash flow hedges from our assessments of hedge effectiveness.

Other Derivative Financial Instruments. We also use derivative financial instruments to hedge the foreign currency market exposures underlying certain of our assets and liabilities that are denominated in foreign currencies. These derivative financial instruments are not designated as fair value or cash flow hedges. As a result, we recognize in other income (expense), net on our statement of operations any change in the fair value of these instruments, and we also recognize in other income (expense), net any changes in the value of the hedged assets or liabilities resulting from fluctuations in foreign currency exchange rates.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Derivative Gains or Losses. The following table summarizes activity in other comprehensive loss related to derivative financial instruments held by us and classified as cash flow hedges (in thousands):

	Years ended
	June 24, 2005	June 25, 2004
Opening balance	$(145)	$(381)
Reclassified into earnings from other comprehensive loss, net	54	1,645
Changes in fair value of derivatives, net	1,810	(1,409)

Unrealized gain (loss) on derivative instruments included in other comprehensive loss	$1,719	$(145)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	June 24, 2005		June 25, 2004
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Cash and cash equivalents	$64,247	$64,247	$154,855	$154,855
Marketable investments	40,209	40,209	26,504	26,504
Debt instruments	263,812	175,536	281,987	416,229
Currency forward contracts	1,885	1,885	(58)	(58)
Currency options	138	138	77	77

We estimated these fair values using quoted market prices. These estimated fair values may not be representative of the actual values of the financial instruments that could have been realized as of our fiscal year end or that will be realized in the future.

Note 7. Discontinued Operations

On June 15, 2004, we received $58.4 million in gross proceeds for the sale of our Alias application software business (“Alias”) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $50.5 million on the transaction. As a result of this transaction, we have shown the operating results of Alias as a discontinued operation for all periods presented.

The financial results of Alias included in discontinued operations were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Revenue	$—	$66,425	$65,143

Income from discontinued operations before income taxes	$—	$4,975	$5,900
Income tax provision	—	1,000	401

Net income from discontinued operations	—	3,975	5,499

Gain (loss) on disposition of discontinued operations before income taxes	(276)	52,010	—
Income tax provision	—	1,509	—

Net gain (loss) on disposition of discontinued operations	(276)	50,501	—

Net income (loss) from discontinued operations	$(276)	$54,476	$5,499

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets sold to and liabilities assumed by Accel-KKR on June 15, 2004 were as follows (in thousands):

Cash and cash equivalents	$9,468
Accounts receivable, net	12,133
Other current assets	2,198
Property and equipment, net	3,711
Other assets	658

Total assets	$28,168

Short-term deferred revenue	$15,035
Other liabilities	8,544

Total liabilities	$23,579

Note 8. Sale of Interest in SGI Japan

On March 30, 2005, we completed the sale of a portion of our equity investment in SGI Japan, Ltd. (“SGI Japan”) to Canon Sales Co., Inc., NIWS Co., Ltd., and SOFTBANK Media & Marketing Corp. We received net cash proceeds of $29 million and recorded a net gain of $21 million, included as a component of interest and other income (expense), net, in the fourth quarter of fiscal 2005. No tax liability was incurred as a result of this transaction. As a result of the sale, our investment was reduced from a 40% ownership interest to a 24% ownership interest. For further information regarding our related party relationship with SGI Japan, see Note 21.

Note 9. Concentration of Credit and Other Risks

Credit Risk. Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash equivalents, investments, currency forward and option contracts, and trade receivables. We place our investments and transact our currency forward and option contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any single counterparty. The credit risk on receivables due from counter-parties related to currency forward contracts was immaterial at June 24, 2005 and June 25, 2004. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

Production. Most of our products incorporate components that are available from only one or from a limited number of suppliers. Many of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. If we were unable to procure critical components or sustain our outsourced production capacity, our ability to meet demand for our products may be affected, which would have an adverse effect on our financial results.

International Operations. We derive over one-third of our revenue from sales outside the United States. Therefore, our results could be affected by events such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. However, the risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

Export Compliance. Our sales to foreign customers are subject to export regulations. Sales of many of our products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales could be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Consolidated Financial Statement Details

Inventories

Inventories at June 24, 2005 and June 25, 2004 were as follows (in thousands):

	2005	2004
Components and subassemblies	$25,526	$31,518
Work-in-process	23,076	13,067
Finished goods	13,093	9,514
Demonstration systems	13,967	12,839

Total inventories	$75,662	$66,938

Other Current Assets

Other current assets at June 24, 2005 and June 25, 2004 were as follows (in thousands):

	2005	2004
Deferred cost of goods sold	$15,241	$2,408
Value-added tax receivable	14,381	8,003
Other	8,143	14,589

Total other current assets	$37,765	$25,000

Property and Equipment

Property and equipment at June 24, 2005 and June 25, 2004 were as follows (in thousands):

	2005	2004
Land and buildings	$42,214	$42,036
Machinery and equipment (including capitalized software)	267,595	329,128
Furniture and fixtures	26,435	30,995
Leasehold improvements	40,696	41,731

	376,940	443,890
Accumulated depreciation and amortization	(320,683)	(369,295)

Net property and equipment	$56,257	$74,595

Other Non-Current Assets

Other non-current assets at June 24, 2005 and June 25, 2004 were as follows (in thousands):

	2005	2004
Spare parts, net of accumulated depreciation of $57,570 in 2005 and $56,286 in 2004	$25,913	$33,881
Investments	16,213	20,134
Goodwill, net of accumulated amortization of $16,309 in 2005 and 2004	12,901	12,901
Software licenses and other, net of accumulated amortization of $2,134 in 2005 and $5,608 in 2004	23,977	31,299

Total other non-current assets	$79,004	$98,215

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Financing Arrangement

On April 12, 2005 we renewed our asset-based credit facility with Wells Fargo Foothill, Inc., with improved terms, for a two-year period expiring in April 2007. These improved terms, some of which we received the benefit of through amendments to our prior facility, include increasing availability under the facility by expanding the existing borrowing base to add categories of collateral that tend to remain relatively fixed throughout each quarter, including our intellectual property and eligible real property, and adjusting the calculation of inventory reserves and eligible accounts receivable. In addition, the renewed facility provides for less restrictive financial covenants than those of the prior line, including reduction of the minimum cash covenant from $50 million to $25 million. The credit facility also contains restrictions that currently limit the facility to $50 million and require the deposit of a minimum of $20 million in cash collateral with the lender. We are using our full capacity under this line to secure $47 million in letters of credit, principally the rent deposits required under our leases for the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral (including the minimum cash deposit requirement) of $20 million at June 24, 2005, which is included as a component of Short-term Restricted Investments.

Available credit under the renewed credit facility is determined weekly based on the value of working capital items, real estate and intellectual property and is secured by substantially all our assets and the assets of our subsidiary that is responsible for our U.S. federal government business. Maturity of the credit facility is subject to acceleration upon various customary events of default. This obligation bears interest payable monthly at the prime rate plus 0.25% (6.25% at June 24, 2005) for cash advances and at 2.0% for letters of credit. The credit facility includes financial covenants and other terms and conditions customary to credit facilities of this type and permits the lender to decline future extensions of credit if a material adverse change has occurred. Covenants in the credit facility provide for minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization), minimum cash and cash equivalents levels and limits on purchases of property and equipment. The credit facility also limits our ability to incur additional indebtedness, dispose of certain assets, pay dividends on capital stock, repurchase capital stock or prepay or repurchase debt obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in the predecessor facility. In each case we received a waiver of compliance from the lender. During the fourth quarter of fiscal 2005, we were in violation of a financial covenant of the current facility and received a waiver of compliance from the lender. In the event we are not able to comply with the financial covenants and other terms of this facility and the default is not waived, it could have a significant impact on our working capital. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current restricted cash deposits with the lender and the full amount of the letters of credit secured by the facility. At June 24, 2005, this amount would have been $27 million.

Note 12. Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at June 24, 2005 was $49 million for which we had $49 million of assets held as collateral.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets held as collateral closely approximate fair value. At June 24, 2005, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product Warranty

The product warranty activity during fiscal years 2005 and 2004 was as follows (in thousands):

	2005	2004
Product warranty beginning balance	$5,203	$6,711
New warranties issued	10,469	10,228
Warranties paid	(9,503)	(10,426)
Changes in warranty rate estimates	273	(1,310)

Product warranty ending balance	$6,442	$5,203

Note 13. Long-Term Debt

Long-term debt at June 24, 2005 and June 25, 2004 was as follows (in thousands):

	2005	2004
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $18,970 at June 24, 2005 and $23,274 at June 25, 2004	$207,548	$212,355
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $6,442 at June 24, 2005 and $7,305 at June 25, 2004	50,334	49,471
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
10.00% Japanese Yen fixed rate loan, repaid December 31, 2004	—	13,926
5.25% Senior Convertible Notes, repaid September 1, 2004	—	3,849
Other	3,544	—

	263,812	281,987
Less amounts due within one year	(1,820)	(17,775)

Amounts due after one year	$261,992	$264,212

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the Senior Secured Convertible Notes) and $2 million of 11.75% Senior Secured Notes (the Senior Secured Notes) for 98% of our existing 5.25% Senior Convertible Notes (the 2004 Senior Notes). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share, and they became redeemable at our option in December 2005. During calendar year 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. In the following years, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption, beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, or prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 11 to these consolidated financial statements for further information about our secured credit facility.

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

During fiscal 2004, $35 million principal amount of our Senior Secured Convertible Notes were converted, resulting in the issuance of 28,220,000 shares of common stock, including 19,190,400 shares related to our induced conversion transaction described in Note 15. The unamortized premium on our Senior Secured Convertible Notes was also reduced by $7 million, of which approximately $2 million was due to regular amortization and $5 million resulted from debt conversions. During fiscal 2005, $0.5 million principal amount was converted, resulting in the issuance of 402,400 shares of common stock. During fiscal 2005, the unamortized premium was reduced by $4 million due to regular amortization and the effects of the conversions.

In connection with the fiscal 1996 acquisition of Cray Research, Inc. (Cray), we assumed the 6.125% Convertible Subordinated Debentures due in 2011 (the “2011 Debentures”). These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of $6 million each originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million each originally scheduled for fiscal years 2003 through 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to 2010 are scheduled, with a final maturity payment of $35 million in 2011. During the fourth quarter of fiscal 2005, we received a notice of default from a purported holder of more than 25% of these 2011 Debentures. For further information regarding this allegation, see Note 23.

The remaining 2004 Senior Notes which were not tendered for exchange as noted above, with an aggregate principal amount of $4 million, were paid in full on September 1, 2004. Also during fiscal 2005, we repaid in full the remaining $14 million principal balance of our yen-denominated loan.

Other long-term debt at June 24, 2005 includes $2 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These long-term debt amounts represent future revenue streams for customer support contracts on those leased products that we are required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams will be amortized into revenue over the life of the contracts and will have no future cash-flow impact.

Other long-term debt at June 24, 2005 also includes a $2 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

Principal maturities of long-term debt as of June 24, 2005 were as follows (in millions): fiscal 2006—$1; fiscal 2007—$6; fiscal 2008—$6; fiscal 2009—$197; fiscal 2010—$6 and $35 thereafter.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Leasing Arrangements as Lessee

We lease certain of our facilities and equipment under non-cancelable operating lease arrangements. Some of these leases include rental escalation clauses, renewal options, and, in certain cases, purchase options. Some of the facilities leases also require us to make additional payments to the landlords for common costs of operating and maintaining the facilities. Our leases for the Amphitheatre and Crittenden Technology Center campuses require us to deposit letters of credit in an aggregate amount equal to $44 million with the landlords for these facilities. These letters of credit are supported by our existing asset-based credit facility and from time to time by restricted cash. If our obligations under our credit facility or long-term debt arrangements are accelerated due to an event of default, our landlords under these leases may have the right to exercise various remedies under the related leases, including without limitation, eviction, lease termination, assertion of claims for accelerated rents, and draws against outstanding letters of credit (which may include recovery of free rent for prior periods).

Future minimum annual lease payments under non-cancelable operating leases and contractual receipts from non-cancelable subleases, substantially all of which relate to facilities in restructuring, are as follows at June 24, 2005 (in thousands):

	Non-cancelable Operating Leases
	Facilities and Equipment Not in Restructuring	Facilities in Restructuring	Total	Non-cancelable Subleases	Net Payments
Fiscal 2006	$43,526	$25,646	$69,172	$(12,232)	$56,940
Fiscal 2007	36,744	22,697	59,441	(11,754)	47,687
Fiscal 2008	35,368	22,999	58,367	(11,943)	46,424
Fiscal 2009	34,800	23,412	58,212	(12,229)	45,983
Fiscal 2010	34,120	23,684	57,804	(12,485)	45,319
Thereafter	92,595	63,710	156,305	(32,835)	123,470

	$277,153	$182,148	$459,301	$(93,478)	$365,823

Aggregate operating lease rent expense in fiscal 2005, fiscal 2004, and fiscal 2003 was $20 million, $28 million, and $35 million, respectively. Included in fiscal 2004 and fiscal 2003 rent expense was an offset of $3 million and $5 million, respectively, which relates to recognition of a portion of our deferred gain on a sale leaseback transaction completed in December 2000 involving our Amphitheatre Technology Center and Crittenden Technology Center campuses in Mountain View, California. Amortization of this deferred gain during fiscal 2005 was not significant. During fiscal 2004, we entered into an agreement to sublease our Amphitheatre Technology Center campus and relocated our corporate headquarters to the Crittenden Technology Center campus, which entailed leasing additional space at this facility. Therefore, during fiscal 2004, we reclassified $30 million of the liability associated with the deferred gain from other liabilities to accrued restructuring. For additional information regarding this sublease agreement, see Note 4. As of June 24, 2005, we have a remaining deferred gain of $3 million on the sale leaseback transaction, which we will recognize over the term of the Crittenden Technology Center lease as an offset to rent expense.

If our obligations under our credit facility or long-term debt arrangements are accelerated due to an event of default, our landlords under these leases may have the right to exercise various remedies under the related leases, including without limitation, eviction, lease termination, assertion of claims for accelerated rents, and draws against outstanding letters of credit (which may include recovery of free rent for prior periods).

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Stockholders’ Equity

Equity Issuances. During fiscal 2005, holders converted $0.5 million principal amount of our 6.50% Senior Secured Convertible Notes, resulting in the issuance of 402,400 shares of common stock.

On February 19, 2004, we sold 18,181,818 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $50 million ($2.75 per share) to certain institutional investors in a private placement transaction. The proceeds, net of associated costs of $3 million, have been used for general working capital purposes.

On February 19, 2004, we also issued 959,520 shares of our common stock to certain of these institutional investors in connection with their conversion of $24 million aggregate principal amount of our 6.50% Senior Secured Convertible Notes due June 2009 into 19,190,400 common shares. In accordance with SFAS 84, Induced Conversion of Convertible Debt, we recorded a $3 million non-cash charge to interest expense representing the fair market value of the additional 959,520 shares of common stock issued. In addition to the aforementioned conversions, during fiscal 2004, holders converted $11 million principal amount of our 6.50% Senior Secured Convertible Notes, resulting in the issuance of 9,029,600 shares of common stock.

Stock Award Plans. We have various stock award plans that provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock awards to members of our Board of Directors and employees. Our Board of Directors determines the exercise price and vesting schedule for all stock option grants and restricted stock awards. No stock options granted in fiscal 2002 through 2005 had an exercise price less than the fair market value of the options on the date of grant. No restricted stock awards were granted during fiscal 2005, 2004, or 2003.

Stock options granted to employees during fiscal 2003, fiscal 2004, and through November 2004 (fiscal 2005) vest over a 50-month period from the date of grant in monthly installments and will expire in 10 years. New hire stock options granted during this period had similar terms, except vesting commenced as of the hire date and included a 10-month initial waiting period before the options can be exercised. As of December 1, 2004, renewal stock options granted to employees vest over a four-year period from the date of grant in quarterly installments and expire in 7 years from the grant date. New hire stock options have similar terms, except vesting commences as of the hire date and includes a 12-month initial waiting period before the options can be exercised.

Restricted stock awards generally vest in four annual installments. Under the directors’ compensation program, members of the Board of Directors receive an initial stock option grant upon appointment to the Board, which vests over a two-year period, and additional annual option grants, which are fully vested on the grant date.

At the end of fiscal 2005, 2004, and 2003, there were 8,892,283, 10,439,666, and 11,042,542 options available for grant, respectively. At the end of fiscal 2005, there were no shares of restricted stock subject to repurchase, and at the end of fiscal 2004 and 2003, there were 48,750 and 97,500 shares of restricted stock, respectively, subject to repurchase.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all of the stock award plans was as follows:

	2005		2004		2003
	Number of Shares under Option	Weighted Average Exercise Price	Number of Shares under Option	Weighted Average Exercise Price	Number of Shares under Option	Weighted Average Exercise Price
Balance at beginning of fiscal year	34,620,912	$2.80	38,172,883	$3.02	34,419,589	$3.73
Options granted	5,355,640	$1.63	6,818,250	$1.16	10,034,800	$1.43
Options exercised	(640,741)	$0.80	(3,609,478)	$0.79	(852,215)	$0.56
Options canceled	(3,894,411)	$3.53	(6,760,743)	$3.50	(5,429,291)	$4.95

Balance at end of fiscal year	35,441,400	$2.58	34,620,912	$2.80	38,172,883	$3.02

Exercisable at end of fiscal year	25,824,909	$2.99	24,714,156	$3.35	27,498,427	$3.50

Additional information about options outstanding at June 24, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.42 - $ 0.57	4,996,267	$0.56	6.03	4,982,345	$0.56
$0.57 - $ 1.15	5,834,702	$1.13	8.12	2,427,754	$1.13
$1.15 - $ 1.45	6,186,140	$1.44	7.11	4,272,955	$1.44
$1.45 - $ 3.50	11,702,270	$2.62	5.81	7,420,014	$3.13
$3.50 - $ 6.12	5,422,170	$5.66	4.17	5,421,990	$5.66
$6.12 - $37.49	1,299,851	$8.98	3.09	1,299,851	$8.98

$0.42 - $37.49	35,441,400	$2.58	6.10	25,824,909	$2.99

Employee Stock Purchase Plan. Our employee stock purchase plan was suspended in April 2003, when the shares available for purchase were exhausted. In December 2003, 12 million additional shares were approved for issuance under the plan by our stockholders, and the plan resumed in February 2004. Under the amended plan, eligible employees were able to purchase stock at 85% of the lower of the closing price for the stock at the beginning of a twelve-month offering period (the “look-back period”) or at the end of each six-month purchase period. For purchase cycles from February 2005 forward, the look-back period is limited to six months. The purchase periods generally begin in February and August, and purchases are limited to 10% of each employee’s compensation.

As of June 24, 2005, we had issued a total of 23,261,013 shares over the life of our employee stock purchase plan. 2,985,583 shares were issued to employees during fiscal 2005, no shares were issued during fiscal 2004, and 4,006,072 shares were issued during fiscal 2003. Scheduled purchases during fiscal 2005 were subject to a $3,500 contribution limit per eligible person per purchase period.

Grant Date Fair Values. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal 2005, 2004, and 2003 was $1.63, $1.16, and $1.43 per share, respectively. Restricted stock awards were not granted during fiscal 2003 through fiscal 2005. The average price of shares purchased under our employee stock purchase plan was $1.18 during fiscal 2005 and $0.70 during fiscal 2003. No shares were purchased under the employee stock purchase plan during fiscal 2004.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of employee stock options granted at grant date market prices during fiscal 2005, 2004, and 2003 was $1.26, $0.72, and $1.07 per share, respectively. The average estimated fair value of shares granted under the employee stock purchase plan during fiscal 2005, 2004, and 2003 was $0.66, $1.50, and $0.61 per share, respectively. We estimated the weighted average fair value of options granted at the date of grant and the average price of stock under the employee stock purchase plan using the Black-Scholes-Merton option-pricing model with the weighted average assumptions listed below.

	Employee Stock Options			Employee Stock Purchase Plan Shares
	2005	2004	2003	2005	2004	2003
Expected life	5.37	2.77	2.92	0.48	0.50	0.50
Risk-free interest rate	3.89%	1.30%	1.10%	2.10%	1.01%	1.52%
Volatility	1.00	1.10	1.10	0.83	1.10	1.15
Dividend yield	0%	0%	0%	0%	0%	0%

Pro Forma Information. We have elected to follow APB 25 in accounting for stock-based awards issued to employees. Pro forma information regarding net loss and net loss per share as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123 is presented in Note 3.

Shares Reserved. At June 24, 2005 and June 25, 2004, we had the following number of shares reserved for future issuance:

	2005	2004
Shares reserved for stock award plans	44,333,683	45,060,578

Shares reserved for employee stock purchase plans	9,015,009	12,000,592

Shares reserved for conversion of 6.50% Senior Secured Convertible Notes	150,862,400	151,264,800

Note 16. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax of $0, were as follows (in thousands):

	June 24, 2005	June 25, 2004
Unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	$1,719	$(145)
Foreign currency translation adjustments	(19,167)	(20,214)

Accumulated other comprehensive loss	$(17,448)	$(20,359)

As a result of reductions in our investments in foreign entities, we transferred $2 million of net accumulated foreign currency translation gains to income during fiscal 2005. We did not have any similar transactions during fiscal 2004 or fiscal 2003.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Income Taxes

The components of loss from continuing operations before income taxes were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
United States	$(109,009)	$(111,310)	$(156,939)
International	25,263	1,537	(4,929)

	$(83,746)	$(109,773)	$(161,868)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Federal:
Current	$(4,113)	$(3,963)	$(4,452)
Deferred	—	—	—

State:
Current	246	(2,571)	(2,784)
Deferred	—	—	—

Foreign:
Current	(4,059)	(2,868)	(19,032)
Deferred	(88)	(125)	(397)

	$(8,014)	$(9,527)	$(26,665)

The benefit for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our loss from continuing operations before income taxes as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Tax at U.S. federal statutory rate	$(29,311)	$(38,420)	$(56,654)
State taxes, net of federal tax benefit	160	(1,670)	(1,810)
Net operating loss with no tax benefit	27,598	38,100	56,021
Net foreign tax benefit with no U.S. tax cost	(4,147)	(1,734)	(19,428)
Earnings subject to foreign taxes at lower rates	(4,057)	(6,092)	(4,958)
Other	1,743	289	164

Benefit for income taxes	$(8,014)	$(9,527)	$(26,665)

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 24, 2005 and June 25, 2004 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$507,877	$540,617
General business credit carryforwards	61,589	62,593
Capitalized research expenses	76,628	50,085
Inventory valuation	23,981	22,594
Reserves not currently deductible	41,407	44,555
Other	103,095	100,440

Subtotal	814,577	820,884
Valuation allowance	(730,616)	(743,524)

Total deferred tax assets	83,961	77,360

Deferred tax liabilities:
U.S. Residual taxes on unremitted foreign earnings	82,300	75,699
Other	3,927	3,997

Total deferred tax liabilities	86,227	79,696

Total	$(2,266)	$(2,336)

At June 24, 2005, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $815 million. The deferred tax asset include $77 million of capitalized research expenses of which $38 million related to research expenses that we had previously expensed and included in our net operating loss carryforwards. During fiscal 2005, we elected to capitalize these expenses for income tax reporting purposes. The gross deferred tax assets were offset by a valuation allowance of $731 million and deferred tax liabilities of $86 million. The valuation allowance of $731 million included $34 million attributable to tax benefits of stock option deductions, which, if recognized, would be allocated directly to paid-in capital.

At June 24, 2005, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of $1 billion, $288 million, and $122 million, respectively. The federal losses will begin expiring in fiscal 2010, the state losses will begin expiring in fiscal 2011, and the foreign losses will begin to expire in fiscal 2006. At June 24, 2005, we also had general business credit carryovers of $40 million for United States federal tax purposes, which will begin to expire in fiscal 2006, and state research and development credits of $29 million which do not have expiration dates.

We have generated a significant amount of U.S. net operating loss carryforwards due to prior period losses. U.S. and state income tax laws limit the amount of these carryforwards a company can utilize upon a greater than 50% cumulative shift of stock ownership over a three year period. Our ability to use our existing carryforwards in the future may be limited and such carryforwards will not be available to offset income tax liabilities from future profits.

Note 18. Research and Development Arrangements

Beginning in fiscal 2004, we entered into research and development arrangements with external government and commercial entities, varying in contract duration from 1 to 4 years. Currently, the value of these arrangements totals $12 million and cover periods through fiscal 2008. The objective of these arrangements is to

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. In fiscal 2005, we earned revenue of approximately $3 million in compensation and incurred $3 million in cost of sales under such contracts. In fiscal 2004, we earned approximately $1 million in compensation and incurred $1 million in costs under such contracts.

Note 19. Segment Information

Effective for fiscal 2005, SGI has two reportable segments, Products and Global Services. We combined into one reportable segment, Products, two of our previously reported segments, High-Performance Systems and Workstations, and our remanufactured and prior generations of our workstations, graphics systems, and high-performance servers businesses, which were previously included in “Other” in the reconciliation of reported revenue and operating profit. This change to reportable segments was made after reassessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors, and it aligns reportable segments with the process by which our Chief Executive Officer makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Products

Our Products segment is comprised of High-Performance Systems, including our high-performance servers and storage solutions, Visual Systems containing our workstations and graphics systems, and Other Products which include our prior generations and remarketed versions of workstations, graphics systems, high-performance servers and storage solutions.

High-Performance Systems include the SGI Altix and Origin families of high-performance servers and the SGI InfiniteStorage line of storage solutions. Our High-Performance Systems are high-performance supercomputing systems designed for technical computing applications. Our High-Performance Systems are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. These products are distributed through our direct sales force and through indirect channels, including resellers and distributors.

Visual Systems include the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations, the Silicon Graphics Prism, and the SGI® Onyx® family of graphics systems. Our Visual Systems are used in a variety of applications, including scientific visualization, finding new sources of oil, designing products, and defense and homeland security applications. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. These products are distributed through our direct sales force and through indirect channels, including resellers, distributors, and system integrators.

Other Products represent prior generations and remarketed versions of workstations, graphics systems, high-performance servers and storage solutions that are sold through our remarketed products group.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

Other revenue is primarily composed of revenue generated from our revenue hedge program, the purpose of which is to minimize the impact of foreign currency fluctuations on revenue transactions recorded in currencies other than the U.S. dollar, from software license revenue, and from engineering service revenue.

Segment Results

We evaluate our segments based on results from operations before interest and taxes.

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

Operating results for our reportable segments were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Revenue from external customers:
Products	$434,688	$497,116	$517,876
Global services	295,295	345,696	382,799

Total reportable segments	729,983	842,812	900,675
Other	(18)	(810)	(4,070)

Total consolidated	$729,965	$842,002	$896,605

Operating income (loss):
Products	$(85,743)	$(113,472)	$(207,202)
Global services	13,896	101,668	101,596

Total reportable segments	(71,847)	(11,804)	(105,606)

Restructuring	(24,083)	(47,825)	(30,046)
Other	(537)	(5,544)	(1,552)

Total consolidated	$(96,467)	$(65,173)	$(137,204)

Our revenue by geographic region, based on the location of the customer, was as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Americas	$447,974	$547,530	$578,360
Europe	176,641	211,200	220,519
Rest of world	105,350	83,272	97,726

Total	$729,965	$842,002	$896,605

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our long-lived assets, except long-term restricted investments, other long-term investments, and net long-term deferred tax assets, were located in geographic regions as follows (in thousands):

	June 24, 2005	June 25, 2004
Americas	$98,323	$131,584
Europe	14,756	14,322
Rest of world	5,969	6,771

Total	$119,048	$152,677

No single customer represented 10% or more of our total revenue in any period presented.

Note 20. Benefit Plans

401(k) Retirement Savings Plan. We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee’s contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. Our matching contributions for fiscal 2005, 2004, and 2003, were approximately $2 million, $2 million and $3 million, respectively.

Deferred Compensation Plan. We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $2 million as of June 24, 2005 and $4 million as of June 25, 2004. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date. The plan has been closed to both new participants and contributions.

Note 21. Related Party Transactions

We record our proportionate share of SGI Japan’s financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record product revenue sold to SGI Japan under SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results for any SGI product sold to SGI Japan that has not been sold through to their customer, by the amount of profit on those transactions. Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a one quarter lag, unless the amount of profit on product not yet sold through to SGI Japan’s customers during the quarter is materially different than previous quarters. When materially different, we reduce our proportionate share of SGI Japan’s financial results by the amount of the profit on those specific transactions in the current quarter.

Revenue and standard cost of revenue associated with sales to SGI Japan, which represent substantially all of our sales to related parties, were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Product revenue	$44,658	$25,990	$31,624

Standard cost of product revenue	$25,616	$14,194	$14,153

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not make any purchases from related parties during fiscal 2005. Total purchases from related parties were $0.2 million and $0.5 million for fiscal 2004 and fiscal 2003, respectively. Aggregate amounts receivable from these related parties were $1 million at both June 24, 2005 and June 25, 2004. Aggregate amounts payable to these related parties were immaterial at both June 24, 2005 and June 25, 2004.

During fiscal 2001 and fiscal 2002 we extended loans to several executive officers. At June 24, 2005 and June 25, 2004, loans receivable from executives were $25 thousand and $149 thousand, respectively.

Note 22. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Cash paid during the year for:
Interest	$16,830	$22,679	$19,405
Income taxes, net of refunds	(9,267)	(3,014)	703

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Years ended
	June 24, 2005	June 25, 2004	June 27, 2003
Exchange of 6.5% Senior Secured Convertible Notes and 11.75% Senior Secured Notes for 98% of our 5.25% Senior Convertible Notes	$—	$226,742	$—

Conversion of 6.50% Senior Secured Convertible Notes into common stock	503	32,185	—

Interest expense incurred with the induced conversion of a portion of our 6.50% Senior Secured Convertible Notes	—	3,090	—

Note 23. Contingencies

Our U.S. tax returns for fiscal years 2002 to 2004 are open and no adjustments have been proposed. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2004 in various foreign jurisdictions. In April 2005, we prepared proposed adjustments to prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant profit and loss credit. Our tax provision and tax liabilities have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of tax audits cannot be predicted with certainty but the proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2001, a Brazilian court entered a judgment against our Brazilian subsidiary, Silicon Graphics Comercio e Serviços Limitada, with regard to a claim by Cargill Prolease against a third party for breach of an April 1997 lease agreement to which SGI’s subsidiary was a guarantor. We subsequently appealed the judgment. In June 2005, the parties agreed to a settlement of this litigation and the settlement was approved by the Brazilian Court of Appeals in July 2005.

On August 10, 2005, we filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, relating to a dispute with a systems integrator regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €5 million ($6 million based on the conversion rate as of June 24, 2005). The other party has previously advised us that they contest our claim and has alleged damages of €9 million plus interest since April 2004 ($11 million based on the conversion rate as of June 24, 2005) which exceed our contractual limit of liability of €2 million ($2 million based on the conversion rate as of June 24, 2005). We cannot currently predict the outcome of this dispute.

We have received a notice of default from a purported holder of more than 25% of our 6.125% Convertible Subordinated Debentures due 2011 (the 2011 Debentures), which we assumed when we acquired Cray Research in 1996 (see Note 13). The notice alleged that the indenture for the 2011 Debentures was breached in 2000 when we sold assets relating to certain former Cray Research product lines to Tera Computer Company (now known as Cray, Inc.) without causing Tera to assume the indenture. As a result of the notice and the expiration of the applicable cure period, such holder may now seek to accelerate the maturity of the 2011 Debentures. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There are currently $57 million outstanding principal amount of 2011 Debentures, and all required interest and principal payments have been made timely. The indenture provides that upon an event of default the indenture trustee or the holders of at least 25% of the 2011 Debentures may cause the outstanding principal amount plus accrued interest to be immediately due and payable. The 2011 Debentures are unsecured and subordinated. The debenture holders or trustee would be required to commence legal proceedings and obtain a judgment in order to enforce their claim on the assets of SGI. No notice of acceleration or legal proceedings with respect to this claimed default has been received.

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our asset-backed credit facility. Acceleration of the maturity of the 2011 debentures would trigger an event of default under lease agreements with respect to certain facilities in Mountain View, California. We have reviewed the claimed default with the counterparties under these agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time.

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against SGI in the U.S. District Court, Northern District of California, in connection with SGI’s termination of its contract with Syntegra and transition of its business to an alternate vendor alleging, among other things, breach of contract, unfair competition and misappropriation of trade secrets. SGI intends to vigorously defend against these allegations.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of anonymous allegations and allegations by an ex-employee we are conducting an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot assure that the Department or other agencies of the US government will not institute any proceedings against the Company in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our financial condition, results of operations, or cash flows of the period in which the resolution occurs or on future periods.

Note 24. Subsequent Events (Unaudited)

Restructuring

In our earnings release for the quarter and fiscal year ended June 24, 2005, we disclosed that we had retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006. On August 30, 2005, the Company approved a restructuring plan and began to implement the actions under this plan with notifications to affected employees in North America and certain other locations on September 1, 2005. The balance of the notifications will follow over a reasonable time period, consistent with business and local legal requirements in other parts of the world.

In addition to the headcount reductions, the restructuring actions include initiatives to reduce expenses in other areas including procurement costs for goods and services, consolidation and reorganization of operations in several locations, prioritization of marketing and benefits spending and other expense controls.

The benefits of our fiscal 2006 restructuring plan will be reflected in a combination of lower operating expenses and improved gross margins. Anticipated savings from these initiatives will begin to be realized in the second quarter of fiscal 2006 with increasing benefits over the fiscal 2006. Approximately 60% to 70% of the savings are expected to result from reductions in the number of employee and contractor positions with the Company.

We currently estimate that total costs to be incurred in connection with these restructuring actions will be less than $20 million, principally relating to severance benefits. Substantially all of these costs will require the outlay of cash, although our severance programs provide, wherever practical, for payments to be made over the same period in which the payroll expenses otherwise would have been incurred, with the objective of minimizing incremental cash expense. We expect the majority of the restructuring charges to be reflected in our financial results for the quarter ending December 30, 2005 and the restructuring to be principally completed by the end of the fiscal quarter ending March 31, 2006.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing

On September 14, 2005, we executed a commitment letter with Wells Fargo Foothill, Inc. and Ableco Finance LLC with respect to a new asset-backed credit facility that will provide availability of up to $100 million. The new two-year facility, which will consist of a $50 million revolving line of credit and a term loan of $50 million, will replace our existing asset-based credit facility. The existing facility provides availability of up to $50 million, but is subject to a minimum cash collateral requirement of $20 million to support the borrowing base. The new facility has no minimum cash collateral requirement. The existing facility is used principally to support letters of credit required under leases for our Amphitheatre and Crittenden Technology Center campuses in Mountain View, CA. The new facility will support the letters of credit and is expected to provide significant additional liquidity to support operations. As with our current credit facility, actual availability under the proposed new facility will be determined under a formula based upon levels of assets, including both current assets like inventory and accounts receivable and non-current assets like real property and intellectual property. The proposed new facility will contain certain financial covenants requiring us to maintain minimum levels of EBITDA and unrestricted cash, as well as limitations on our annual capital expenditures. The new financing is subject to the execution of definitive agreements and is expected to be completed by the end of October 2005. We cannot be certain, however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing or that the additional financing would be adequate to achieve our objectives.

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts; numbers may not add due to rounding)

	Fiscal 2005 (1)
	June 24 (3)	March 25	December 24	September 24
Total revenue	$172,216	$159,240	$223,102	$175,407

Costs and expenses:
Cost of revenue	108,958	104,283	139,358	112,477
Research and development	20,234	24,342	24,823	23,306
Selling, general and administrative	57,956	61,025	62,870	62,717
Other operating expense (2)	1,424	14,294	5,199	3,166

Operating loss	(16,356)	(44,704)	(9,148)	(26,259)
Interest and other income (expense), net	23,208	(1,361)	(3,724)	(5,402)

Income (loss) from continuing operations before income taxes	$6,852	$(46,065)	$(12,872)	$(31,661)

Net income (loss) from continuing operations	$7,847	$(44,501)	$(11,149)	$(27,929)
Net loss from discontinued operations, net of tax	—	—	—	(276)

Net income (loss)	$7,847	$(44,501)	$(11,149)	$(28,205)

Net income (loss) per common share—basic:
Continuing operations	$0.03	$(0.17)	$(0.04)	$(0.11)
Discontinued operations	—	—	—	(0.00)

Net income (loss) per common share—basic	$0.03	$(0.17)	$(0.04)	$(0.11)

Net income (loss) per common share—diluted:
Continuing operations	$0.02	$(0.17)	$(0.04)	$(0.11)
Discontinued operations	—	—	—	(0.00)

Net income (loss) per common share—diluted	$0.02	$(0.17)	$(0.04)	$(0.11)

Shares used in the calculation of net income (loss) per common share:
Basic	265,149	264,043	262,487	262,039

Diluted	417,845	264,043	262,487	262,039

SILICON GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2004 (1)
	June 25 (3)	March 26	December 26	September 26
Total revenue	$207,695	$212,565	$219,526	$202,216

Costs and expenses:
Cost of revenue	124,282	123,103	124,394	121,066
Research and development	23,283	26,733	26,788	31,959
Selling, general and administrative	65,656	62,598	60,137	69,351
Other operating expense (2)	1,959	8,643	12,986	24,237

Operating loss	(7,485)	(8,512)	(4,779)	(44,397)
Interest and other income (expense), net	(2,852)	583	(34,974)	(7,357)

Loss from continuing operations before income taxes	$(10,337)	$(7,929)	$(39,753)	$(51,754)

Net loss from continuing operations	$(7,559)	$(5,222)	$(38,740)	$(48,725)
Net income from discontinued operations, net of tax	51,177	1,131	1,372	796

Net income (loss)	$43,618	$(4,091)	$(37,368)	$(47,929)

Net income (loss) per common share—basic and diluted:
Continuing operations	$(0.03)	$(0.02)	$(0.18)	$(0.23)
Discontinued operations	0.20	0.00	0.01	0.00

Net income (loss) per common share—basic and diluted	$0.17	$(0.02)	$(0.18)	$(0.23)

Shares used in the calculation of net income (loss) per common share:
Basic and diluted	261,001	229,743	211,034	209,570

(1)	As a result of the sale of our Alias application software business in June 2004, we have presented the results of operations of this business as discontinued operations.

(2)	Other operating expense is composed of restructuring and asset impairment charges.

(3)	In the fourth quarters of fiscal 2005 and 2004, we recorded adjustments for a number of individually immaterial items that related to events or transactions in earlier quarters. The impacts of these adjustments on our reported results of operations for the fourth quarters were as follows (increase (decrease) to income; in thousands, except per share amounts):

	Quarter Ended
	June 24, 2005	June 25, 2004
Total revenue	$(2,625)	$525

Operating loss	$2,728	$2,633

Net income/loss from continuing operations	$3,275	$3,572

Net income/loss per common share - diluted	$0.01	$0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 24, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 24, 2005 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 24, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 24, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference from the information set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) under the heading “Election of Directors—Directors and Nominees for Director”.

The information concerning executive officers and family relationships required by this Item is incorporated by reference from the section in Part I hereof entitled “Executive Officers of the Registrant”.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Executive Officer Compensation—Section 16(a) Beneficial Ownership Reporting Compliance”.

The information required by this Item with respect to our audit committee members and our audit committee financial expert is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Election of Directors—Corporate Governance—About the Board and its Committees”.

The information required by this Item with respect to our code of business conduct and ethics is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Election of Directors—Corporate Governance—Code of Business Conduct and Ethics”.

The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Election of Directors—Corporate Governance—About the Board and its Committees”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from information set forth in the 2005 Proxy Statement under the headings “Election of Directors—Compensation Committee Interlocks and Insider Participation” and “—Director Compensation”; “Executive Officer Compensation—Summary Compensation Table”, “—Option Grants in Fiscal 2005” and “—Option Exercises in Fiscal Year 2005 and Fiscal Year-end Option Values”; “Report of the Compensation and Human Resources Committee of the Board of Directors”; and “Company Stock Price Performance Graph”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information set forth in the 2005 Proxy Statement under the headings “Information Concerning Solicitation and Voting—Principal Share Ownership”, “Other Information—Security Ownership of Management”, and “Equity Compensation Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Certain Transactions”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information set forth in the 2005 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	FINANCIAL STATEMENTS: See “Index to Consolidated Financial Statements” under Item 8 on page 38 of this Annual Report

2.	FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc. Schedules not listed have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Write-offs	Balance at End of Period
Year ended June 27, 2003:
Accounts receivable allowance	$12,548	$3,160	$(1,138	) (1)	$(6,149)	$8,421
Deferred tax asset allowance	$699,950	$24,411	$249	(2)	$—	$724,610

Year ended June 25, 2004:
Accounts receivable allowance	$8,421	$212	$(2,332	) (3)	$(1,726)	$4,575
Deferred tax asset allowance	$724,610	$17,053	$1,861	(2)	$—	$743,524

Year ended June 24, 2005:
Accounts receivable allowance	$4,575	$280	$(1,120	) (1)	$(1,508)	$2,227
Deferred tax asset allowance	$743,524	$21,673	$8,504	(2)	$(43,085)	$730,616

(1)	Primarily related to the releases of allowance due to reductions in doubtful accounts receivable.

(2)	Reserve of paid-in capital benefits related to stock option activity.

(3)	In addition to the items noted in (1), includes approximately $1 million of accounts receivable allowance for discontinued operations and approximately $1 million of MCSI reserve reclassification to long term accounts receivable.

3.	EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 of Registrant’s Form 10-K for the year ended June 27, 2003).

3.1.2	Amendment to the Restated Certificate of Incorporation of the Company, dated December 16, 2003 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on December 17, 2003).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on December 17, 2003).

4.1	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.5 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.2	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4.6 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.3	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Registrant’s Form 10-K for the year ended June 25, 2004).

4.4	Form of 6.50% Senior Secured Convertible Note (incorporated by reference to Exhibit 4.5 of Registrant’s Form 10-K for the year ended June 25, 2004).

4.5	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registrant’s Form 10-K for the year ended June 25, 2004).

4.6	Form of 11.75% Senior Secured Note (incorporated by reference to Exhibit 4.7 of Registrant’s Form 10-K for the year ended June 25, 2004).

4.7	Intercreditor Agreement dated December 24, 2003 among SGI, Wells Fargo Foothill, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 25, 2004).

4.8	Security Agreement dated December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 of Registrant’s Form 10-K for the year ended June 25, 2004).

10.1	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant’s Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986).

10.2	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant’s Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987).

10.3	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised) (incorporated by reference to exhibits of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1992).

10.4*	Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended and restated as of April 25, 2001 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2005).

10.5*	1985 Stock Incentive Program, as amended and restated (incorporated by reference to exhibits of Registrant’s Quarterly Report on Form 10-Q for the period ended December 24, 2004).

10.6*	Forms of stock option agreement to the 1985 Stock Incentive Program.

10.7*	Amended and Restated 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the year ended December 24, 2004).

10.8*	1993 Long-Term Incentive Stock Plan, as amended, and form of stock option agreements (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended December 24, 2004).

10.9*	1996 Supplemental Non-Executive Equity Incentive Plan, as amended, and form of stock option agreements (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended December 24, 2004).

10.10*	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the period ended December 24, 2004).

10.11*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1994).

10.12*	Addendum to the Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.13*	Letter Agreement between Warren Pratt and the Company, as amended as of November 2001 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.14*	Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001 (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.15*	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000 (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.16*	Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001 (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.17	Purchase Agreement between Silicon Graphics Inc. and certain institutional investors dated as of February 16, 2004 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K as filed on February 20, 2004).

10.18	Purchase Agreement dated as of April 14, 2004 among Alias Systems (US) Holding Company, Alias Systems Corp., Alias Holding IP Limited Partnership, Alias Worldwide IP Limited Partnership, Alias US IP Limited Partnership, Accel-KKR Company, LLC, Silicon Graphics, Inc., Silicon Graphics Limited and Silicon Graphics World Trade BV (incorporated by reference to Exhibit 5.1 of Registrant’s Form 8-K filed on April 15, 2004).

10.19	Second Amended and Restated Credit Agreement, dated as of April 12, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 14, 2005).

10.20	Security Agreement, dated as of April 12, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 14, 2005).

10.21	Amended and Restated Intellectual Property Security Agreement, dated as of March 21, 2005, between the Company and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 25, 2005).

10.22	Commercial Lease dated as of December 29, 2000 between The Goldman Sachs Group, Inc. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on July 7, 2005)

10.23	Amendment dated April 19, 2001, to the Commercial Lease between The Goldman Sachs Group, Inc. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on July 7, 2005)

10.24	Second Amendment dated July 9, 2003, to the Commercial Lease (Amphitheatre) between The Goldman Sachs Group, Inc. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on July 7, 2005)

10.25	Commercial Lease dated as of July 9, 2003 between WXIII/Crittenden Realty C, L.L.C., WXIII/Crittenden Realty D, L.L.C. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on July 7, 2005)

10.26	Amended and Restated Commercial Lease dated as of July 9, 2003 between WXIII/Crittenden Realty A/B, L.L.C. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on July 7, 2005)

10.27*	Letter Agreement between Warren Pratt and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 16, 2005)

18.1	Preferability Letter of Independent Registered Public Accounting Firm relating to change in accounting principle for annual goodwill impairment test date

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

*	This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.

	By:	/s/ ROBERT R. BISHOP
Dated: September 22, 2005		Robert R. Bishop Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. BISHOP Robert R. Bishop	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2005

/s/ JEFFREY V. ZELLMER Jeffrey V. Zellmer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 22, 2005

/s/ KATHY A. LANTERMAN Kathy A. Lanterman	Vice President and Corporate Controller (Principal Accounting Officer)	September 22, 2005

/s/ LEWIS S. EDELHEIT Lewis S. Edelheit	Director	September 22, 2005

/s/ JAMES A. MCDIVITT James A. McDivitt	Director	September 22, 2005

/s/ ARTHUR L. MONEY Arthur L. Money	Director	September 22, 2005

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	September 22, 2005

/s/ ROBERT M. WHITE Robert M. White	Director	September 22, 2005