Form 10-K/A
period 2005-06-24
SILICON GRAPHICS INC
filed 2005-10-24
CIK 802301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 24, 2005.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period to .

Commission File Number 1-10441

SILICON GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2789662
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 Crittenden Lane, Mountain View, California 94043-1351

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value 6.50% Senior Secured Convertible Notes	New York Stock Exchange New York Stock Exchange

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

As of October 11, 2005, the registrant had 268,272,438 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The section in Part I of our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 entitled “Executive Officers of the Registrant” is incorporated by reference into Part III of this amended report on Form 10-K/A.

EXPLANATORY NOTE

Silicon Graphics, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended June 24, 2005. Each of the below referenced Items in Part III are amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment. Any Items in the original filing not expressly changed by this amendment shall be as set forth in the original filing. This Form 10-K/A does not reflect events occurring after the filing of the original filing or modify or update disclosures, including the exhibits to the original filing, affected by subsequent events.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

We have six directors serving on our Board of Directors (the “Board”), divided into three classes serving staggered terms. The current Class I director’s term expires at the 2005 Annual Meeting, the current Class II directors’ terms expire at the 2006 Annual Meeting, and the current Class III directors’ terms expire at the 2007 Annual Meeting. Charles Steinberg retired from the Board in February 2005.

Name	Class	Age	Principal Occupation	Director Since
Robert R. Bishop	III	63	Chairman and Chief Executive Officer, Silicon Graphics, Inc.	1993
Lewis S. Edelheit, Ph.D.	I	63	Former Senior Vice President, Corporate Research & Development, General Electric Company	2002
James A. McDivitt	II	76	Former Senior Vice President, Government Operations and International, Rockwell International Corporation	1987
Arthur L. Money	II	65	Former Assistant Secretary of Defense for Command, Control, Communications and Intelligence and Chief Information Officer, U.S. Department of Defense	2001
Anthony R. Muller	II	62	Former Executive Vice President and Chief Financial Officer, JDS Uniphase Corporation	2003
Robert M. White, Ph.D.	III	67	University Professor Emeritus at Carnegie Mellon University and Consulting Professor at Stanford University	2002

Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships among our directors or executive officers.

Mr. Bishop was appointed the Chairman of the Board and Chief Executive Officer of Silicon Graphics, Inc. in the fall of 1999. From 1996 to 1999, he was the non-executive Chairman of the Board of Silicon Graphics World Trade Corporation, and from 1986 to 1995 he was the President of Silicon Graphics World Trade Corporation.

Dr. Edelheit served as Senior Vice President of General Electric’s corporate research and development and in similar capacities from 1992 until his retirement in December 2001. He began his career at General Electric in 1969, where he helped pioneer major advances in computed tomography. Between 1986 and 1991, he left

General Electric to become President and CEO of Quantum Medical Systems and remained its President after it was acquired by Siemens Corporation. He is a member of the National Academy of Engineering and a Fellow of the American Physical Society. He is also a director of Sonic Innovations, Inc., a director of VWR International, Inc., a non-public company and Chairman of the Laboratory Advisory Committee of the Pacific Northwest National Laboratory, a non-public research laboratory.

Mr. McDivitt was Senior Vice President, Government Operations and International, of Rockwell International Corporation until his retirement in March 1995. He currently serves as the Lead Director for the Company’s Board.

Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the ASD (C31) from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. Prior to his government service, Mr. Money held senior management positions with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group, including the position of President of ESL between January 1990 and January 1996. He is also a director of CACI International, Terremark Worldwide, Inc., Essex Corporation, Intelli-Check, Intevac Corporation, Safenet Inc. and Steelcloud, Inc.

Mr. Muller served as Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation, a manufacturer of optical products for communications and industrial, commercial and consumer applications from May 2000 until his retirement in February 2003. Before that, he served as Senior Vice President and Chief Financial Officer of JDS Uniphase Corporation from January 1998 to May 2000. He served as a member of the board of directors of Uniphase Corporation from 1984 to 1998. Mr. Muller also serves as a member of the board of directors of WebEx Communications.

Dr. White currently serves as University Professor Emeritus of Electrical and Computer Engineering (ECE) at Carnegie Mellon University and Consulting Professor of Materials Science and Engineering at Stanford University. He joined Carnegie Mellon University in 1993 as head of ECE and subsequently served as director of the Data Storage Systems Center. Prior to that, he served as the first Undersecretary of Commerce for Technology under President George H. Bush and held senior management positions at Control Data Corporation and Xerox’s Palo Alto Research Center. He is also a director of STMicroelectronics N.V., and ENSCO, Inc., a private company, and a member of the National Academy of Engineering.

Audit Committee

We have a standing audit committee. The members of the committee are Anthony R. Muller (chair), James A. McDivitt, and Robert M. White. Charles Steinberg served on the committee until his February 2005 retirement from the Board at which time Mr. White joined the committee. The Board has determined that Mr. Muller qualifies as an “audit committee financial expert” as that term is defined in the SEC regulations. The Board has determined that each member of the audit committee is an independent director within the meaning of the requirements of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and related SEC rules.

Executive Officers

The information concerning executive officers and family relationships required by this Item is incorporated by reference to the section in Part I of our Annual Report on Form 10-K for to the fiscal year ended June 24, 2005 entitled “Executive Officers of the Registrant”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Based on the written representations of its directors and executive officers and a review of the copies of such forms filed during the fiscal year ended June 24, 2005, we believe that our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics encompasses our “code of ethics” applicable to our Chief Executive Officer, principal financial officer, and principal accounting officer and controller. The Code of Business Conduct and Ethics is available on our website at http://www.sgi.com/company_info under the heading “Corporate Governance”. You may also request a copy of the Code of Business Conduct and Ethics, free of charge, by writing or calling us at: Silicon Graphics, Inc., Attn: Investor Relations, 1500 Crittenden Lane, Mountain View, California 94043; telephone: (650) 933-6102. We intend to make any required disclosures regarding amendments to or waivers granted to any of our directors or executive officers under the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and equity compensation for the most recent three fiscal years for Robert R. Bishop, Chief Executive Officer, and each of the four other most highly compensated executive officers of SGI as of June 24, 2005.

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)(2)		Options (#)	All Other Compensation ($)(3)
Robert R. Bishop (4) Chairman and Chief Executive Officer	2005 2004 2003	$800,000 800,000 800,000	$	— 160,000 —		$2,349 — —	— 500,000 —	$8,237 9,115 9,116

Warren C. Pratt Chief Operating Officer and Executive Vice President	2005 2004 2003	$495,000 495,000 495,000	$	— 79,200 —		$5,307,812 279,164 310,781	— 250,000 —	$3,113 3,113 2,780

Eng Lim Goh Senior Vice President and Chief Technology Officer	2005 2004 2003	$365,000 365,000 365,000		$1,000 31,000 —		$9,968 2,392 —	— 150,000 200,000	$896 747 597

Anthony K. Robbins President, SGI Federal and Senior Vice President, SGI Global Defense Strategies	2005 2004 2003	$357,200 370,938 357,200	$	— 199,252 98,231	$	— — 412	— 175,000 250,000	$3,040 2,732 2,426

Jeffrey V. Zellmer Senior Vice President and Chief Financial Officer	2005 2004 2003	$325,000 325,000 325,000	$	— 41,000 —	$	— 64,045 255,609	— 150,000 225,000	$1,988 1,857 1,726

(1)	The bonus column for Mr. Robbins includes commissions paid.
(2)

Perquisites and other personal benefits did not exceed $50,000 or 10% of any named executive officer’s salary for fiscal 2005, 2004 or 2003—these benefits consisted of car allowances for Mr. Bishop and Dr. Goh; a housing allowance for Dr. Goh; and certain sales recognition awards for Mr. Robbins. The amounts set forth above consist of the following: Mr. Bishop—amounts reimbursed by the Company for payment of taxes for fiscal 2005 in connection with a car allowance; Dr. Pratt—loan forgiveness, income on imputed interest and amounts reimbursed by the Company for payment of taxes in connection with the loans described in “Certain Transactions” in the amounts of $5,307,812, $279,164, and $270,927 for fiscal 2005, 2004 and 2003, respectively, and tax equalization payments for fiscal 2003; Dr. Goh—amounts reimbursed by the Company for payment of taxes for fiscal 2005 in connection with a patent bonus award and car and housing allowances and for fiscal 2004 in connection with a patent bonus award; Mr. Robbins—amounts reimbursed by the Company for payment of taxes for fiscal 2003 in connection with sales recognition awards; Mr. Zellmer—loan forgiveness, income on imputed interest and amounts reimbursed by the Company for fiscal 2004 and 2003 for payment of taxes in connection with a loan that was forgiven in accordance with its terms in July 2003.

(3)	Includes the Company’s contribution of $1,200 for each fiscal year to the 401(k) savings plan for each named executive officer other than Mr. Bishop and Dr. Goh. The remaining amount for each named executive officer represents term life insurance premiums paid by the Company.
(4)	Mr. Bishop elected to defer his salary and bonus for fiscal 2003 and a portion of fiscal 2004.

Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at June 24, 2005		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert R. Bishop	0	—	2,840,000	410,000	$0	$0
Warren C. Pratt	0	—	1,071,411	209,000	0	0
Anthony K. Robbins	0	—	1,131,450	188,500	48,000	0
Eng Lim Goh	0	—	529,200	157,000	24,000	0
Jeffrey V. Zellmer	0	—	497,900	165,000	32,000	0

(1)	The amounts in this column reflect the difference between the closing market price of the common stock on June 24, 2005, which was $0.73, and the option exercise price. The actual value of unexercised options fluctuates with the market price of the common stock.

Director Compensation

Employee directors are not compensated for their service on the Board.

Each non-employee director receives a fee of $6,000 per quarter and $2,000 for each Board and committee meeting attended. The chair of each committee receives an additional $1,000 for each committee meeting attended. The Lead Director receives an additional fee of $3,000 per quarter.

Mr. Money, Mr. McDivitt and Dr. White also serve on the board of our federal government sales subsidiary and receive fees of $2,000 per meeting attended, except that Mr. Money receives an additional $1,000 per meeting attended as chairman of the subsidiary’s board.

Each non-employee director is granted an option to purchase 50,000 shares of common stock on the date on which he or she first becomes a director. These options become exercisable in installments on the first two anniversary dates following the date of grant, subject to accelerated vesting on a change in control. At the time of the regularly scheduled October meeting of the Board (or if the Board does not meet in October, at the next regularly scheduled meeting), each non-employee director who has served on the Board for at least six months also receives an option to purchase 20,000 shares of common stock which is fully exercisable on the date of grant. The exercise price of the initial option grants and the annual option grants to directors is the fair market value at the time of grant. Options granted to non-employee directors expire after ten years, and can only be exercised while the optionee is a director, or within three months after service as a director terminates or within one year after a director’s service terminates due to death, disability or retirement from the Board with more than five years of service at age 65 or above.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Human Resources Committee during fiscal 2005 were Dr. Edelheit, Mr. Muller, Mr. Steinberg, until his retirement from the Board in February 2005, and Mr. Money, who joined the committee upon Mr. Steinberg’s retirement in February 2005. Each committee member is a non-employee director. No interlocking relationship exists between the Board or Compensation and Human Resources Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

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

Compensation Philosophy

The goals of SGI’s compensation program are to align compensation with SGI’s overall business objectives and performance, to foster teamwork and to enable SGI to attract, retain and reward employees who contribute to its long-term success. In addition, the Committee seeks to establish compensation policies that allow SGI flexibility to respond to changes in its highly competitive and rapidly changing business environment.

Executive Compensation Components

Compensation for SGI’s executive officers generally consists of base salary, annual cash bonus opportunities and long-term incentive equity awards. The Committee assesses the past performance and anticipated future contribution of each executive officer in establishing the total target amount and mix of each element of compensation. The Committee reviews the other elements of compensation in making its decisions about any element of compensation.

Salary. The salaries of the executive officers, including the Chief Executive Officer, are determined by the Committee with reference to several surveys of salaries paid to executives with similar responsibilities at comparable companies, primarily in the high technology industry. These comparable companies are not included in the S&P Computer Hardware Index reflected in the performance graph in this proxy statement. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. SGI seeks to set executive compensation levels that are competitive with the average levels of peer group compensation. The Company deferred its annual salary review for executive officers for fiscal 2005, although in one case, a modest adjustment was made to reflect additional management responsibilities.

Annual Incentive Compensation. The Committee annually reviews and approves an executive incentive program to tie incentive payments to executive officers to certain Company financial goals. During fiscal 2005, all executive officers were eligible for target bonuses based on a percentage of their base salary, depending on their positions. The bonus, if awarded, is computed as a percentage of that target based on SGI’s performance in achieving specified objectives, as determined by the Committee. For fiscal 2005, these objectives included the achievement by SGI of certain revenue and operating profit goals. No payments were made for fiscal 2005 under this program.

Variable Compensation. The Committee also annually reviews and approves a variable compensation plan for certain executives in the Company’s sales, service and product groups. During fiscal 2005, these executives were eligible for target bonuses based on a percentage of their base salary. The bonus, if awarded, is computed as a percentage of that target based on the achievement of revenue and margin goals in the executive’s specific area of responsibility. Payments were made to one eligible executive officer under this plan for fiscal 2005.

Stock Options and Restricted Stock Awards. Stock options and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. Historically, the Committee has granted equity awards that vest over a period of service to substantially all of the Company’s employees, including its executive officers, to encourage retention and contributions to improved Company performance. No stock options or restricted stock awards were granted to executive officers during fiscal 2005.

Fringe Benefits. As described under the Summary Compensation Table, certain of our executive officers receive additional benefits approved by the Committee. For example, certain executive officers receive car allowances and one executive officer receives a housing allowance. In fiscal 2005, Mr. Bishop received a small reimbursement for taxes in connection with his car allowance, while Dr. Goh received a reimbursement totaling less than $10,000 for taxes in connection with a patent bonus award and car and housing allowances. Otherwise, the benefit plans for executive officers are substantially similar to those of other employees. For example, the Company makes matching contributions (up to a certain limit) for all employees who participate in the Company’s 401(k) savings plan, including executive officers.

Compensation of the Chief Executive Officer. Our Chairman and Chief Executive Officer, Robert R. Bishop, received an annual base salary of $800,000 during fiscal 2005. His salary has remained unchanged since he joined the Company in the fall of 1999. The Committee conducts a quarterly review and measurement of Mr. Bishop’s performance against objectives set by the Committee, including the Company’s revenue and operating profit goals as well as individual performance measures. The Committee set Mr. Bishop’s target bonus under the fiscal 2005 executive incentive program at 100% of his base salary. As described above, no payments were made under this program for fiscal 2005.

Section 162(m)

SGI is subject to Section 162(m) of the U.S. Internal Revenue Code, which limits the deductibility of certain compensation payments to its executive officers. SGI does not have a policy requiring the Committee to qualify all compensation for deductibility under this provision. The Committee’s current view is that SGI derives substantial benefits from the flexibility provided by the current system, in which the selection and quantification of performance targets are modified from year to year to reflect changing conditions. However, the Committee considers the net cost to SGI in making all compensation decisions and will continue to evaluate the impact of this provision on its compensation programs.

COMPENSATION AND HUMAN RESOURCES COMMITTEE
Lewis S. Edelheit, Chairman
Arthur L. Money Anthony R. Muller

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

In accordance with SEC rules, we are required to present a table showing a line-graph presentation comparing cumulative five-year returns on an indexed basis with a broad equity market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. We have selected the S&P 500 Index for the broad equity index and the S&P Computer Hardware Index as an industry standard for the five fiscal year period commencing June 30, 2000 ending June 24, 2005. The stock price performance shown on the graph below is not necessarily of future performance.

*	Assumes $100 invested on June 30, 2000 in SGI common stock, the S&P 500 Stock Index, and the S&P Computer Hardware, with reinvestment of dividends.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of October 11, 2005, the following persons were known by the Company to be the beneficial owners of more than 5% of any class of our voting securities.

This information is based on periodic SEC filings by stockholders and may not reflect current ownership.

	Class of Securities	Number of Shares Beneficially Owned(1)	Percent of Class
Amaranth LLC (2) One American Lane Greenwich, CT 06831	Common Stock	19,860,800	7.40%

Aristeia Capital, LLC (3) 277 Park Avenue, 27th Floor New York, NY 10726	Common Stock	21,357,600	7.96%

Capital Research & Management Co. (4) 333 South Hope St., 55th Floor Los Angeles CA 90071	Common Stock	14,000,000	5.22%

Credit Suisse First Boston (5) PO Box 900 Zurich, Switzerland	Common Stock	16,218,058	6.05%

Deutsche Bank AG (6) Taunusanlage 12 D-60325 Frankfurt Am Main Ge I8	Common Stock	13,359,176	4.98%

Morgan Stanley (7) 1585 Broadway New York, NY 10036	Common Stock	17,605,561	6.56%

(1)	To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to the shares of the Company’s common stock beneficially owned except as otherwise indicated. Calculated based on 268,272,438 shares of the Company’s common stock outstanding on October 11, 2005, adjusted as required by SEC rules. To the extent a stockholder has disclosed ownership of the Company’s 6.50% Senior Secured Convertible Notes due 2009 on Schedule 13G, the SEC rules treat as outstanding all shares of common stock that such holder would receive upon conversion of the Notes for the purpose of computing the number of shares beneficially owned and percentage ownership of that holder; however, the SEC rules do not treat as outstanding any other portion of the 150,862,400 shares of common stock issuable upon conversion of the Notes as of October 11, 2005.
(2)	As reported on a Schedule 13G filed February 11, 2005. Amaranth LLC and various entities and individuals affiliated with it share voting and investment discretion with respect to the reported securities. Assumes conversion of $24,826,000 principal amount of the Company’s 6.50% Senior Secured Convertible Notes due 2009 into an aggregate of 19,860,800 shares of the Company’s common stock.
(3)	As reported on a Schedule 13G/A filed February 14, 2005.
(4)	As reported on a Schedule 13G/A filed February 14, 2005.
(5)	As reported on a Schedule 13G filed February 14, 2005. Credit Suisse First Boston and various entities affiliated with it share voting and investment discretion with respect to the reported securities.
(6)	As reported on a Schedule 13G filed February 9, 2005.

(7)	As reported on a Schedule 13G filed February 15, 2005. Morgan Stanley and various entities affiliated with it share voting and investment discretion with respect to certain of the reported securities.

Security Ownership of Management

The following table sets forth the beneficial ownership of SGI’s common stock as of October 11, 2005 by each director, by each of the current executive officers named in the table under “Executive Officer Compensation” below, and by all such persons and all current executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock
Robert R. Bishop	7,231,044	2.67%
Lewis S. Edelheit	90,000	*
James A. McDivitt	265,004	*
Arthur L. Money	111,000	*
Anthony R. Muller	95,000	*
Robert M. White	90,000	*
Warren Pratt	1,111,938	*
Eng Lim Goh	590,285	*
Anthony K. Robbins	1,219,228	*
Jeffrey V. Zellmer	562,656	*
All executive officers and directors as a group (13 persons)	12,117,387	4.39%

*	Less than 1%.
(1)	Calculated based on shares of our common stock outstanding on October 11, 2005, adjusted as required by SEC rules. Unless otherwise indicated, the persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable. The table includes the following shares issuable on exercise of options that were exercisable on October 11, 2005, or within 60 days thereafter: Mr. Bishop, 2,960,000 shares; Dr. Edelheit, 90,000 shares; Mr. McDivitt, 100,000 shares; Mr. Money, 110,000 shares; Mr. Muller, 90,000 shares; Dr. White, 90,000 shares; Dr. Pratt, 1,111,938 shares; Dr. Goh, 571,200 shares; Mr. Robbins, 1,182,200 shares; Mr. Zellmer, 542,900 shares; and all directors and executive officers as a group, 7,582,338 shares.

Equity Compensation Plan Information

	As of June 24, 2005
	Number of shares to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	19,180,123	$2.6090	15,869,675	(2)
Equity compensation plans not approved by stockholders (3)	15,956,691	$2.4715	2,037,617

Total	35,136,814	$2.5466	17,907,292

(1)	Additionally there are outstanding options to purchase an aggregate of 304,586 shares of our common stock at a weighted average exercise price of $6.0978 per share. The options were assumed in connection with an acquisition in 1996. No additional awards can be granted under this assumed plan.
(2)	Includes 9,015,009 shares available at June 24, 2005 for future issuance under the Employee Stock Purchase Plan.
(3)	Consists of the Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan, which is described below.

Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan

The Board approved the 1996 Supplemental Non-Executive Equity Incentive Plan in April 1996 and amended the plan to increase the number of authorized shares in July 2001. The plan was not submitted to a stockholder vote. Under the plan, stock awards and nonstatutory stock options may be granted to Company employees with a status below vice-president. Subject to certain adjustments upon a change in capitalization, as of June 24, 2005, the number of shares of our common stock issuable pursuant to options outstanding under the plan was 15,956,691, and 2,037,617 shares remained available for grant. The plan will remain in effect until terminated by the Board. The Compensation and Human Resources Committee is responsible for administering the plan.

The per share exercise price for the shares issuable is determined by the committee, which has generally been the fair market value of the shares on the date of grant. Currently, we generally grant options with seven-year terms. Options may not have terms longer than ten years. However, in the event a holder ceases to be an employee of the Company, such holder may be required to exercise the option or right prior to the end of the seven-year period. The Committee determines the vesting schedules of awards granted under the plan. Unless otherwise determined by the committee at the time of grant, any options will become exercisable in full if, within 24 months after a change in control of the Company, the option holder’s employment is terminated without cause or the option holder resigns due to certain involuntary relocations or reductions in compensation.

The Board may amend, alter, suspend or terminate the plan at any time, subject to compliance with applicable rules and regulations. However, no amendment, alteration, suspension or termination of the plan may impair the rights of any holder of an option or right, unless mutually agreed between the holder and the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Executive Officers

Employment Continuation Agreements. We have entered into employment continuation agreements with each of our executive officers and senior vice presidents with the goal of encouraging the continued employment of key executives in the event of a potential change in control of SGI. Under the agreements, each executive officer and senior vice president is entitled to a termination payment equal to two years of his or her compensation if employment with SGI is terminated within 24 months after a change in control, and is granted full vesting of options and restricted stock effective after a change in control.

Executive Loans. During fiscal 2001 and 2002, we extended certain loans to Dr. Pratt as described below. The loans were intended to provide a retention incentive and were approved by the Compensation and Human Resources Committee of the Board. Since the loans were extended, federal legislation has been enacted prohibiting such extensions of credit to executive officers and accordingly, no future extensions of credit will be made by the Company, although we have continued to honor our contractual obligations under pre-existing extensions of credit.

Dr. Pratt was made Chief Operating Officer in April 2001. Under his amended employment agreement entered into at that time, referred to as the Letter Agreement, we committed to extend credit of $5 million to Dr. Pratt, to be paid in annual installments through May 2004 subject to his continued employment with the Company. Pursuant to this agreement, we advanced funds of $2 million in May 2001 and an additional $1 million in each of May 2002, 2003, and 2004. This loan matured in accordance with its terms on May 15, 2005, referred to as the Measurement Date. The terms of the loan provided for Dr. Pratt to repay the loan in an amount equal to the value of his vested stock options and restricted stock held or sold from May 2000 through the Measurement Date, with the remaining balance to be forgiven. In accordance with the Letter Agreement, on May 16, 2005, Dr. Pratt repaid $120,008 of the outstanding principal amount of the loan, an amount equal to the market value of his vested options and restricted stock at the Measurement Date, and the remaining amount of the loan was forgiven. Dr. Pratt is responsible for any income taxes resulting from the forgiveness of the remaining amount of the loan pursuant to its terms. In connection with the settlement of the loan in May 2005, Dr. Pratt entered into a Release Agreement with the Company pursuant to which Dr. Pratt released the Company and our officers, directors and affiliates from all claims and liabilities that might otherwise arise from or be asserted with respect to his employment at SGI.

In September 2000, we also made Dr. Pratt two five-year relocation loans secured by his California residence. Dr. Pratt received a $250,000 loan with an annual interest rate of 6.75% to be repaid in September 2005 or on the earlier sale of the residence or termination of his employment. Dr. Pratt also received a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. To the extent that Dr. Pratt is subject to income tax as a result of the interest free nature of the loan, we agreed to pay Dr. Pratt an amount, which after the imposition of taxes on the amount, will equal the amount of the income taxes arising due to the interest free nature of the loan or the forgiveness of principal and interest under the loan. Dr. Pratt’s maximum aggregate indebtedness to the Company during fiscal 2005 under these relocation loans was $149,119. Dr. Pratt fully repaid the $250,000 loan in August 2004. The $500,000 loan was fully forgiven in accordance with its terms in September 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

In connection with the audit of the 2005 financial statements, we entered into an engagement letter with Ernst & Young LLP (“E&Y”) which set forth the terms by which E&Y will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

During fiscal 2005 and 2004, the aggregate fees billed by E&Y for professional services were as follows:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004
Audit Fees: (1)	7,395,000	$4,175,000
Audit-Related Fees: (2)	4,000	309,000
Tax Fees: (3)	221,000	536,000
All Other Fees: (4)	2,000	21,000

Total	7,622,000	$5,041,000

(1)	Represents fees for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements, advice on accounting matters that arose during the audit, services associated with SEC registration statements and audit services provided in connection with other statutory or regulatory filings. Fiscal 2005 includes approximately $3,299,000 in fees for assurance services provided in connection with assessment and testing of internal controls in connection with Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”).
(2)	Represents assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in footnote (1) above. Fiscal 2005 fees consist of employee benefit plan audits. Fiscal 2004 fees represent assurance and related services surrounding the documentation of internal control policies and procedures over financial reporting in connection with Section 404. In February 2004, the SEC announced a delay in the effectiveness of Section 404 that made it effective for our fiscal year ended June 24, 2005.
(3)	Represents fees for international and U.S. tax planning and compliance services as well as consultation and assistance surrounding matters with various income and sales tax authorities.
(4)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above.

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by E&Y. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting. During fiscal 2005, all services were pre-approved by the Audit Committee in accordance with this policy.

In September 2005, E&Y issued its Independence Standards Board Standard No. 1 independence letters to the Audit Committee of our Board of Directors. E&Y reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 24, 2005. SGI and E&Y continue to evaluate and review processes relevant to the maintenance of E&Y’s independence. The Audit Committee has discussed with E&Y its independence from SGI.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15 is hereby supplemented as follows:

The following Exhibits are filed as part of this amended Report:

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

SILICON GRAPHICS, INC.

/S/ JEFFREY V. ZELLMER
Dated: October 24, 2005	Jeffrey V. Zellmer Chief Financial Officer