Form 10-Q
period 2005-09-30
SILICON GRAPHICS INC
filed 2005-11-09
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 28, 2005, there were 268,402,188 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Origin, Onyx, IRIX, Silicon Graphics Fuel, SGI, and Tezro are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group in the U.S. and other countries. Intel and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux is a registered trademark of Linus Torvalds. AMD Opteron and combinations thereof are trademarks of AMD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Revenue:
Product and other revenue	$81,942	$92,135
Product revenue from related party	16,826	5,851
Service revenue	70,909	77,421

Total revenue	169,677	175,407

Costs and expenses:
Cost of product and other revenue	67,360	65,785
Cost of service revenue	38,172	46,692
Research and development	23,365	23,306
Selling, general, and administrative	59,866	62,717
Other operating expenses, net (1)	7,185	3,166

Total costs and expenses	195,948	201,666

Operating loss	(26,271)	(26,259)

Interest expense	(3,475)	(5,136)
Interest and other income (expense), net	(360)	(36)
Loss from equity investment	(1,468)	(230)

Loss from continuing operations before income taxes	(31,574)	(31,661)

Income tax provision (benefit)	497	(3,732)

Net loss from continuing operations	(32,071)	(27,929)

Net loss from discontinued operations, net of tax	—	(276)

Net loss	$(32,071)	$(28,205)

Net loss per common share – basic and diluted:
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	—	(0.00)

Net loss per share – basic and diluted	$(0.12)	$(0.11)

Weighted-average shares used to compute net loss per share – basic and diluted	266,761	262,039

(1)	Represents charges for estimated restructuring costs, related accretion expense, and asset impairments in each of the three month periods ended September 30, 2005 and September 24, 2004.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Sept. 30, 2005	June 24, 2005
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$77,163	$64,247
Short-term marketable investments	121	39
Short-term restricted investments	40,299	39,757
Accounts receivable, net	69,849	93,335
Inventories	66,462	75,662
Prepaid expenses	8,684	5,666
Other current assets	23,543	37,765

Total current assets	286,121	316,471

Restricted investments	414	413
Property and equipment, net of accumulated depreciation and amortization	50,303	56,257
Other non-current assets	73,124	79,004

	$409,962	$452,145

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$52,930	$58,075
Accrued compensation	30,346	34,062
Income taxes payable	2,810	2,689
Other current liabilities	57,459	56,260
Current portion of deferred revenue	82,195	98,305
Current portion of restructuring liability	15,849	16,270
Current portion of long-term debt	3,267	1,820

Total current liabilities	244,856	267,481

Long-term debt	260,719	261,992
Non-current portion of deferred revenue	50,240	36,188
Other non-current liabilities	76,648	77,672

Total liabilities	632,463	643,333

Stockholders’ deficit:
Common stock and additional paid-in capital	1,557,825	1,555,033
Accumulated deficit	(1,754,061)	(1,721,981)
Treasury stock	(6,781)	(6,792)
Accumulated other comprehensive loss	(19,484)	(17,448)

Total stockholders’ deficit	(222,501)	(191,188)

	$409,962	$452,145

(1)	The condensed consolidated balance sheet at June 24, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Cash flows from operating activities of continuing operations:
Net loss	$(32,071)	$(28,205)
Loss on disposition of discontinued operations	—	276

Net loss from continuing operations	(32,071)	(27,929)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,536	15,028
Amortization of premium and discount on long-term debt, net	(994)	(965)
Share-based compensation expense	982	—
Other	(575)	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	23,486	37,686
Inventories	6,325	(2,167)
Accounts payable	(5,145)	(5,020)
Accrued compensation	(3,716)	(6,459)
Deferred revenue	(3,357)	(4,262)
Other assets and liabilities	10,876	(12,144)

Total adjustments	41,418	20,197

Net cash provided by (used in) operating activities of continuing operations	9,347	(7,732)

Cash flows from investing activities of continuing operations:
Purchases of marketable investments	(82)	(128)
Restricted investments:
Purchases	(3,830)	(33,760)
Maturities	3,284	19,968
Purchases of property and equipment	(1,320)	(3,032)
Decrease (increase) in other assets	2,549	(1,843)

Net cash provided by (used in) investing activities of continuing operations	601	(18,795)

Cash flows from financing activities of continuing operations:
Payments of debt principal	(167)	(8,491)
Net proceeds from financing arrangements	1,324	1,601
Proceeds from employee stock plans	1,811	1,495

Net cash provided by (used in) financing activities of continuing operations	2,968	(5,395)

Net increase (decrease) in cash and cash equivalents	12,916	(31,922)
Cash and cash equivalents at beginning of year - continuing operations	64,247	154,855

Cash and cash equivalents at end of year - continuing operations	$77,163	$122,933

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 filed with the Securities and Exchange Commission.

We have incurred operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital at September 30, 2005 was $41 million, down from $49 million at June 24, 2005. Additionally, we had a stockholders’ deficit of $223 million at September 30, 2005, compared with $191 million at June 24, 2005. Our unrestricted cash and marketable investments at September 30, 2005 were $77 million, up from $64 million at June 24, 2005. On November 7, 2005, our securities ceased trading on the NYSE and our common stock began trading in the over-the-counter securities market under the symbol SGID. See Note 18 for additional discussion.

During the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC. The AlixPartners engagement includes assisting us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity.

On August 30, 2005, we approved a restructuring plan and began to implement a reduction in force with notifications to affected employees in North America and certain other locations on September 1, 2005. In addition to the headcount reductions, the restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations including plans to exit one building at our U.S. corporate headquarters, reducing marketing spending by focusing on the highest priority activities and benefits and other spending controls. The anticipated benefits of this restructuring plan are expected to begin to be realized in the second quarter of fiscal 2006, and anticipated to continue over the remainder of the fiscal year. Although we expect to realize significant long-term cost savings as a result of these actions, the savings reflected in our operating expenses in the second quarter of fiscal 2006 will be partially offset by professional advisory fees incurred in connection with the cost reduction initiatives. See Note 3 for additional discussion related to our restructuring plans.

As our cash position at the end of fiscal 2005 was not sufficient to support our operations, we actively sought to raise additional financing. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. See Note 18 for additional discussion related to this new credit facility. We cannot be certain however, that we will be able to maintain compliance with all of the covenants contained in this new credit facility or that this additional financing will be adequate to achieve our objectives.

Although we secured additional financing on October 25, 2005 as described in Note 18, there are significant risks associated with the achievement of our goals for fiscal 2006. While we are implementing initiatives developed in conjunction with AlixPartners aimed at improving revenue and margins for our core systems products, we expect to continue consuming cash from operations through at least the second quarter of fiscal 2006. The new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet our operating goals for fiscal 2006. Our operating goals include returning to operating profitability in the second half of fiscal 2006, requiring us to achieve significant year-over-year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would again impair our liquidity. If we are unable to achieve our targets, we would consider alternatives for ensuring the continued operation of our business. These alternatives could include further reductions in headcount and in the scope of our operations, generating cash from selling or licensing our intellectual property and seeking funding from marketing partners and government customers.

In light of these challenges, our Board of Directors is continuing to evaluate a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, divesting additional technologies or products, or some combination of the foregoing. We cannot assure that any acquisition or other change in control transaction will occur, or that if such a transaction does occur that it would result in stockholders realizing value equal to or greater than the current trading price of our common stock. If we fail to implement one or more of these alternatives successfully and we have a significant shortfall against our fiscal 2006 operating plan, we could be forced to seek protection under bankruptcy laws.

2. Share-Based Compensation

Share-based Compensation Plans

On September 30, 2005, during the three months then ended, and during the three preceding fiscal years, we had three active share-based compensation plans, which are described below.

Our Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) permits the grant to our employees of up to 3,800,000 restricted shares of our common stock and up to 30,938,808 of share options on our common stock. The 1993 Plan also permits the issuance of stock appreciation rights (SARs). Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting would be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right. Currently, there are no shares of restricted stock subject to repurchase.

Our Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permits the grant of shares of our common stock or equivalent instruments to our employees (which may be subject to conditions and restrictions) and/or of share options on up to a total of 22,500,000 shares of our common stock. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting would be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right.

Our Amended and Restated 1998 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning or the end of the six-month purchase period. The purchase periods generally begin in February and August. Purchases are limited to 10% of each employee’s compensation and cannot exceed an amount set by the board of directors. Currently this amount is $3,500 per employee per purchase period.

Adoption of SFAS 123(R)

Prior to June 25, 2005, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation. We did not recognize any significant share-based employee compensation costs in our statements of operations prior to fiscal 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 25, 2005, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pro forma results for prior periods as presented below have not been restated.

As a result of adopting SFAS 123(R) using the modified prospective method, our loss from continuing operations before income taxes and net loss for the first quarter of fiscal 2006 includes approximately $1 million of stock-based compensation expense. The effect of recognizing this stock-based compensation expense for the first quarter of fiscal 2006 had no impact on our basic and diluted loss per share.

The following table presents the pro forma effect on net loss from continuing operations and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our share-based compensation arrangements during the first quarter of fiscal 2005 (in thousands, except per share amounts):

Net loss from continuing operations, as reported	$(27,929)
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	9
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,396)

Net loss from continuing operations – pro forma	$(29,316)

Net loss per share from continuing operations:
Basic and diluted – as reported	$(0.11)

Basic and diluted – pro forma	$(0.11)

For purposes of this pro forma disclosure, we estimated the value of the options using a Black-Scholes-Merton closed-form option pricing formula and amortized that value to expense over the options’ vesting periods. We allocated this fair value to the pro forma compensation expense of our fiscal periods using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Compensation Cost

The compensation cost that has been charged against our results of operations and the total income tax benefit, if any, that we recognized on our statement of operations for these share-based compensation arrangements was as follows for the first quarter of fiscal 2006 (in thousands):

Share-based compensation cost included in:
Cost of product and other revenue	$54
Cost of service revenue	174
Research and development	300
Selling, general, and administrative	455

Total share-based compensation cost	983

Income tax benefit recognized	—

$983

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory and fixed assets during the first quarter of fiscal 2006.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. For purposes of performing our valuation, we separated our employees into two groups, within which the employees have similar historical exercise behavior; the ranges given below result from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

	Three months ended
	Sept. 30, 2005	Sept. 24, 2004
Expected volatility	1.1	1.1
Expected term (in years)	2.43 – 5.84	2.91
Risk-free rate	3.96% – 4.04%	1.69%
Expected dividends	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of September 30, 2005 and changes during the first quarter of fiscal 2006 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at June 24, 2005	35,441	$2.58
Options granted	287	$0.75
Options exercised	(616)	$0.54
Options forfeited or expired	(2,213)	$2.77

Options outstanding at September 30, 2005	32,899	$2.59	5.84	$933

Options vested and exercisable at September 30, 2005	24,813	$2.96	5.47	$923

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2005, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted-average grant-date fair value of options granted during the first quarters of fiscal 2006 and fiscal 2005 was $0.62 and $1.08, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2006 and fiscal 2005, was $0.1 million and $0.2 million, respectively.

As of September 30, 2005, total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans was $3.4 million. We expect that cost to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

As of September 30, 2005, we had issued 25,715,491 shares over the life of the ESPP and its predecessor plans. 2,454,478 and 970,352 shares were issued during the first quarters of fiscal 2006 and fiscal 2005, respectively. We currently have 6,560,531 shares in reserve for future issuance under the plan.

The fair value of each option element of our ESPP is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. Expected term represents the six-month offering period for our ESPP. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended
	Sept. 30, 2005	Sept. 24, 2004
Expected volatility	0.72	1.1
Expected term (in years)	0.5	0.5
Risk-free rate	3.79%	1.69%
Expected dividends	0%	0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the first quarters of fiscal 2006 and fiscal 2005 was $1.1 million and $1.2 million, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the first quarters of fiscal 2006 and fiscal 2005.

3. Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring and impairment actions. These actions, by plan, were as follows during the first quarter of fiscal 2006 (in thousands):

	Balance at June 24, 2005	Costs Incurred	Adjustments	Cash Payments	Balance at Sept. 30, 2005
Fiscal 2000 plan:
Vacated facilities	$1,282	$—	$(4)	$(884)	$394

Fiscal 2001 plan:
Vacated facilities	1,404	—	(138)	(564)	702

Fiscal 2002 plan:
Severance and related charges	142	—	—	—	142
Vacated facilities	329	—	(10)	(54)	265

	471	—	(10)	(54)	407

Fiscal 2003 plan:
Severance and related charges	114	—	(59)	(37)	18
Vacated facilities	127	—	58	(132)	53

	241	—	(1)	(169)	71

Fiscal 2004 plan:
Severance and related charges	258	—	—	(10)	248
Vacated facilities	33,489	1,788	2	(2,199)	33,080

	33,747	1,788	2	(2,209)	33,328

Fiscal 2005 plan:
Severance and related charges	1,891	270	—	(1,583)	578
Vacated facilities	6,482	190	—	(830)	5,842

	8,373	460	—	(2,413)	6,420

Fiscal 2006 plan:
Severance and related charges	—	5,053	—	(1,580)	3,473
Vacated facilities	—	35	—	(10)	25

	—	5,088	—	(1,590)	3,498

All restructuring plans:
Severance and related charges	2,405	5,323	(59)	(3,210)	4,459
Vacated facilities	43,113	2,013	(92)	(4,673)	40,361

Total of all restructuring plans	$45,518	$7,336	$(151)	$(7,883)	$44,820

During the first quarter of fiscal 2006, we made $8 million in payments related to all of our restructuring plans and actions, $3 million of which was for severance and related charges and $5 million of which was for vacated facilities obligations, primarily rent. We recognized costs of $7 million, of which $5 million was for severance and related charges and $2 million was for accretion and other costs related to our vacated leased facilities. We made minor adjustments to our estimates of severance and related costs and vacated facilities costs associated with the fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, and fiscal 2004 restructuring plans. These adjustments primarily reflected net reductions in estimated costs for leased facilities that we vacated under these various restructuring plans.

The restructuring liability balance of $45 million at September 30, 2005 includes $5 million in severance obligations and $40 million of facility-related liabilities. The facility-related liabilities of $40 million represent $174 million in future non-cancelable rental payments due, less estimated sublease income of $96 million, the majority of which is under contract, and less $38 million in accretion expense that will be recognized through fiscal 2014. We expect to pay the majority of the accrued severance and related charges and $13 million of facility-related charges during the 12 months following September 30, 2005, with the remainder of our restructuring obligations to be paid through fiscal 2014.

As of September 30, 2005, we have substantially completed the execution of our fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004, and fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through fiscal 2014. These facilities obligations are presented in these condensed consolidated financial statements net of aggregate estimated sublease income of $96 million. Of this estimated sublease income, $90 million is under contract and $6 million is not under contract.

As part of our fiscal 2004 restructuring plan, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus. As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we determined the fair value of our future contractual obligations under these operating leases for this facility using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. As of September 30, 2005, the fair value of our future remaining obligations for the leased properties was $33 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2013), we are required to accrete these discounted future obligations up to their contractually obligated amount of $66 million using the effective interest method. This undiscounted value is net of $89 million of contractual sublease income for this facility. In fiscal 2004, we began recording restructuring accretion expense, which we expect to be between $2 million and $7 million annually through fiscal 2013. During the first quarter of 2006, we recorded $2 million in restructuring accretion expense for the Amphitheatre Technology Center.

As part of our fiscal 2005 restructuring plan, we vacated sales and administrative facilities throughout the world. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. As of September 30, 2005, the fair value of our future remaining obligations for the leased properties was $6 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2014), we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $10 million using the effective interest method. This undiscounted value is net of $7 million of non-contractual sublease income. In fiscal 2005, we began to record restructuring accretion expense, which we expect to be $1 million or less annually for this facility through fiscal 2014. Accretion expense was not significant during the first quarter of fiscal 2006.

In an effort to further reduce our operating expenses, we began to implement restructuring activities under the fiscal 2006 restructuring plan during the first quarter of fiscal 2006. We currently estimate that total costs to be incurred under these fiscal 2006 actions will be between $24 and $26 million, of which we estimate that between $10 million and $12 million relates to severance benefits and approximately $14 million represents facilities-related charges. Under this restructuring plan, we recognized costs during the first quarter of fiscal 2006 of $5 million for the elimination of 170 positions across most levels and functions. We expect to eliminate more positions under the fiscal 2006 restructuring plan and expect to complete these actions and make the remaining payments related to this fiscal 2006 action by the end of fiscal 2006. During the first quarter of fiscal 2006, we did not have significant costs related to vacating facilities or terminating contracts under the fiscal 2006 restructuring plan, but we expect to incur such costs under this plan during the remainder of fiscal 2006. Our obligation associated with the fiscal 2006 restructuring plan as of September 30, 2005 consisted primarily of $3 million in severance and related charges.

The restructuring and relocation costs incurred during the first quarter of fiscal 2006, the cumulative amount incurred through September 30, 2005, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 146 (our fiscal 2003, fiscal 2004, fiscal 2005, and fiscal 2006 plans) were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:

Costs incurred and adjustments during the first quarter of fiscal 2005:
Severance and related charges	$(35)	$(24)	$(59)
Vacated facilities	34	24	58

Total	$(1)	$—	$(1)

Cumulative costs incurred as of September 30, 2005 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,283	$5,284	$12,567
Canceled contracts	97	73	170
Vacated facilities	309	225	534

Total	$7,689	$5,582	$13,271

Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the first quarter of fiscal 2005:
Vacated facilities	$1,041	$749	$1,790

Cumulative costs incurred as of September 30, 2005:
Severance and related charges	$11,406	$7,929	$19,335
Canceled contracts	377	264	641
Vacated facilities	18,147	12,939	31,086
Other	3,294	2,296	5,590
Impairment charges	1,805	1,257	3,062

Total	$35,029	$24,685	$59,714

Total amount expected to be incurred:
Severance and related charges	$11,406	$7,929	$19,335
Canceled contracts	377	264	641
Vacated facilities	37,362	26,760	64,122
Other	3,294	2,296	5,590
Impairment charges	1,805	1,257	3,062

Total	$54,244	$38,506	$92,750

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during the first quarter of fiscal 2005:
Severance and related charges	$157	$113	$270
Vacated facilities	111	79	190

Total	$268	$192	$460

Cumulative costs incurred as of September 30, 2005:
Severance and related charges	$5,662	$4,374	$10,036
Vacated facilities	4,985	3,666	8,651

Total	$10,647	$8,040	$18,687

Total amount expected to be incurred:
Severance and related charges	$5,662	$4,374	$10,036
Vacated facilities	7,593	5,542	13,135

Total	$13,255	$9,916	$23,171

Fiscal 2006 restructuring plan:

Costs incurred and adjustments during the first quarter of fiscal 2005 (which are also the cumulative costs incurred as of September 30, 2005):
Severance and related charges	$2,939	$2,114	$5,053
Vacated facilities	20	15	35

Total	$2,959	$2,129	$5,088

Total amount expected to be incurred:
Severance and related charges	$6,391	$4,597	$10,988
Vacated facilities	7,875	5,665	13,540

Total	$14,266	$10,262	$24,528

4. Inventories

Inventories were as follows (in thousands):

	Sept. 30, 2005	June 24, 2005
Components and subassemblies	$26,957	$25,526
Work-in-process	15,459	23,076
Finished goods	11,898	13,093
Demonstration systems	12,148	13,967

Total inventories	$66,462	$75,662

5. Other Current Assets

Other current assets were as follows (in thousands):

	Sept. 30, 2005	June 24, 2005
Deferred cost of goods sold	$8,806	$15,241
Value-added tax receivable	8,713	14,381
Other	6,024	8,143

Total other current assets	$23,543	$37,765

6. Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. Restricted investments pledged as collateral are held in our name by major financial institutions (see Note 9).

7. Property and Equipment

Property and equipment were as follows (in thousands):

	Sept. 30, 2005	June 24, 2005
Property and equipment, at cost	$378,207	$376,940
Accumulated depreciation and amortization	(327,904)	(320,683)

Property and equipment, net	$50,303	$56,257

8. Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Sept. 30, 2005	June 24, 2005
Spare parts	$24,239	$25,913
Investments	12,995	16,213
Goodwill	12,901	12,901
Other	22,989	23,977

Total other non-current assets	$73,124	$79,004

9. Financing Arrangement

On April 12, 2005, we renewed our asset-based credit facility with Wells Fargo Foothill, Inc. for a two-year period expiring in April 2007. On October 25, 2005, we replaced this credit facility with a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC (see Note 18). The following discussion describes the credit facility that existed at September 30, 2005.

The credit facility contains restrictions that limit the facility to $50 million and require the deposit of a minimum of $20 million in cash collateral with the lender. We are using our full capacity under this line to secure $47 million in letters of credit, principally the rent deposits required under our leases for the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral (including the minimum cash deposit requirement) of $20 million at September 30, 2005, which is included as a component of Short-term Restricted Investments.

Available credit under the credit facility is determined weekly based on the value of inventory reserves, eligible accounts receivable, eligible real estate and intellectual property and is secured by substantially all our assets and the assets of our subsidiary that is responsible for our U.S. federal government business. Maturity of the credit facility is subject to acceleration upon various events of default. This obligation bears interest payable monthly at the prime rate plus 0.25% (7.00% at September 30, 2005) for cash advances and at 2.0% for letters of credit. The credit facility includes financial covenants and other terms and conditions customary to credit facilities of this type and permits the lender to decline future extensions of credit if a material adverse change has occurred. Covenants in the credit facility provide for minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization), minimum cash and cash equivalents levels and limits on purchases of property and equipment. The credit facility also limits our ability to incur additional indebtedness, dispose of certain assets, pay dividends on capital stock, repurchase capital stock, or prepay or repurchase debt obligations.

On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in this facility and the predecessor facility. In each case, we received a waiver of compliance from the lender. In addition, we were in violation of the EBITDA covenant under this facility as of September 30, 2005; however, this convenant was amended in conjunction with the new credit facility announced on October 25, 2005 and no waiver was required. In the event that we are not able to comply with the financial covenants and other terms of the new credit facility in the future, and any default is not waived, it could have a significant impact on our working capital.

10. Discontinued Operations

On June 15, 2004, we received $58 million in gross proceeds for the sale of our Alias application software business (Alias) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $51 million on the transaction. The results of our Alias application software business for periods prior to its sale in June 2004 are reflected as discontinued operations. In the first quarter of fiscal 2006, we incurred an additional $0.3 million in transaction costs associated with this transaction.

11. Long-Term Debt

Long-term debt was as follows (in thousands):

	Sept. 30, 2005	June 24, 2005
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $17,747 at September 30, 2005 and $18,970 at June 24, 2005	$206,325	$207,548
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $6,214 at September 30, 2005 and $6,442 at June 24, 2005	50,563	50,334
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
Other	4,712	3,544

	263,986	263,812
Less amounts due within one year	(3,267)	(1,820)

Amounts due after one year	$260,719	$261,992

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the Senior Secured Convertible Notes) and $2 million of 11.75% Senior Secured Notes (the Senior Secured Notes) for 98% of our existing 5.25% Senior Convertible Notes (the 2004 Senior Notes). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share, and they are redeemable at our option beginning in December 2005. During calendar year 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. In the following years, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption, beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, and prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in those assets in which the lenders under our secured credit facility currently hold a senior priority security interest. See Note 9 to these condensed consolidated financial statements for further information regarding our secured credit facility.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. None of our Senior Secured Convertible Notes were converted during the first quarter of fiscal 2006. The unamortized premium on our Senior Secured Convertible Notes was reduced by $1 million during the first quarter of fiscal 2006 due to regular amortization.

In connection with the fiscal 1996 acquisition of Cray Research, Inc. (Cray), we assumed the 6.125% Convertible Subordinated Debentures due in 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray, Cray repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first six required annual sinking fund payments of $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for fiscal 2003 through fiscal 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to 2010 are scheduled, with a final maturity payment of $35 million in 2011. During the fourth quarter of fiscal 2005, we received a notice of default from a purported holder of more than 25% of these 2011 Debentures. For further information regarding this allegation, see Note 17.

Other long-term debt at September 30, 2005 includes $3 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These long-term debt amounts represent future revenue streams for customer support contracts on those leased products that we are required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams will be amortized into revenue over the life of the contracts and will have no future cash-flow impact. Other long-term debt at September 30, 2005 also includes a $1 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

12. Guarantees

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at September 30, 2005 was $49 million for which we had $49 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At September 30, 2005, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product warranty

Product warranty activity was as follows (in thousands):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Product warranty beginning balance	$6,442	$5,203
New warranties issued	2,117	2,499
Warranties paid	(2,214)	(2,401)
Changes in warranty rate estimates	(186)	592

Product warranty ending balance	$6,159	$5,893

13. Loss Per Share

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Net loss from continuing operations	$(32,071)	$(27,929)

Weighted average shares outstanding – basic and diluted	266,761	262,039

Net loss per share from continuing operations – basic and diluted	$(0.12)	$(0.11)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	154,295	158,345

14. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Net loss	$(32,071)	$(28,205)
Change in net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(1,611)	(197)
Foreign currency translation adjustments	(424)	(1,275)

Comprehensive loss	$(34,106)	$(29,677)

15. Segment Information

SGI has two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors, and it aligns reportable segments with the process by which our Chief Executive Officer makes operating decisions and evaluates performance.

Products

Our Products segment is comprised of our Core Systems based on the Intel® Itanium® 2 microprocessor and Linux® operating system as well as our storage solutions and our Legacy Systems based on the MIPS® RISC microprocessor and IRIX® operating system including the remarketed versions of these workstations, graphics systems, high-performance servers and storage solutions. Our Products are distributed through our direct sales force and through indirect channels, including resellers, distributors, and systems integrators.

Our Core Systems are comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI® Altix® family of high-performance servers and the SGI® InfiniteStorage line of storage solutions. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Core Systems also include the Silicon Graphics Prism™ family of visualization systems. These visualization systems are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system.

Our Legacy Systems are comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. Our Legacy Systems include the SGI® Origin® family of high-performance servers. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Legacy Systems also include the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations and the SGI® Onyx® family of graphics systems. These workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS/IRIX-based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

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

Operating results for our reportable segments were as follows (in thousands):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Revenue from external customers:
Products	$98,692	$97,669
Global services	70,985	77,738

Total consolidated	$169,677	$175,407

Operating loss:
Products	$(27,715)	$(28,235)
Global services	8,629	5,142

Total reportable segments	(19,086)	(23,093)
Restructuring	(7,185)	(3,166)

Total consolidated	$(26,271)	$(26,259)

16. Related Party Transactions

We record our proportionate share of SGI Japan’s financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results for any SGI product sold to SGI Japan that has not been sold through to their customers, by the amount of profit on those transactions. Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a one-quarter lag, unless the amount of profit on product not yet sold through to SGI Japan’s customers during the quarter is materially different than previous quarters. When materially different, we reduce our proportionate share of SGI Japan’s financial results by the amount of the profit on those specific transactions in the current quarter. During the first quarter of fiscal 2006, these entries were materially different than in previous quarters due to increased sales activity and were reflected in results of operations for the first quarter of fiscal 2006.

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Product revenue	$16,826	$5,851

Standard cost of product revenue	$10,873	$3,274

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at September 30, 2005 and September 24, 2004.

17. Contingencies

Our U.S. tax returns for fiscal years 2002 to 2004 are open, and to date, no adjustments have been proposed. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2004 in various foreign jurisdictions. In April 2005, we proposed adjustments to prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, may result in a significant profit and loss credit. Our tax provision and tax liabilities have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of tax audits cannot be predicted with certainty, but the proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations, or cash flows within the next twelve months.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system.

On August 10, 2005, we filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €5 million ($6 million based on the conversion rate as of September 30, 2005). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($11 million based on the conversion rate as of September 30, 2005), which exceeds our contractual limit of liability of €2 million ($2 million based on the conversion rate as of September 30, 2005). We cannot currently predict the outcome of this dispute.

On July 12, 2005, we disclosed that we had received a notice of default from a purported holder of more than 25% of our 6.125% Convertible Subordinated Debentures due 2011 (the 2011 Debentures), which we assumed when we acquired Cray Research in 1996 (see Note 11). The notice alleged that the indenture for the 2011 Debentures was breached in 2000 when we sold assets relating to certain former Cray Research product lines to Tera Computer Company (now known as Cray, Inc.) without causing Tera to assume the indenture. As a result of the notice and the expiration of the applicable cure period, such holder may now seek to accelerate the maturity of the 2011 Debentures. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There are currently $57 million outstanding principal amount of 2011 Debentures, and all required interest and principal payments have been made timely. The indenture provides that upon an event of default the indenture trustee or the holders of at least 25% of the 2011 Debentures may cause the outstanding principal amount plus accrued interest to be immediately due and payable. The 2011 Debentures are unsecured and subordinated. The debenture holders or trustee would be required to commence legal proceedings and obtain a judgment in order to enforce their claim on the assets of SGI. No notice of acceleration or legal proceedings with respect to this claimed default has been received.

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our asset-backed credit facility existing at September 30, 2005 as well as our new asset-backed credit facility announced on October 25, 2005 that replaced the existing facility. Acceleration of the maturity of the 2011 debentures would trigger an event of default under our lease agreements with respect to certain facilities in Mountain View, California. We have reviewed the claimed default with the counterparties under these agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time.

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against SGI in the U.S. District Court, Northern District of California, in connection with SGI’s termination of its contract with Syntegra and transition of its business to an alternate vendor alleging, among other things, breach of contract, unfair competition and misappropriation of trade secrets. This complaint was dismissed from the federal court as improperly filed and on September 20, 2005, Syntegra re-filed a substantively similar complaint in the Superior Court of California, Santa Clara County. On November 7, 2005, SGI filed its answer to Syntegra’s complaint and, additionally, filed a cross complaint against Syntegra for, among other things, declaratory relief and breach of contract. We intend to vigorously defend against Syntegra’s allegations and pursue our claims.

As a result of anonymous allegations and allegations by an ex-employee, we are conducting an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot assure that the Department or other agencies of the US government will not institute any proceedings against the Company in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

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

18. Subsequent Events

New Asset-backed Credit Facility

On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility provides for increased credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The previous facility provided availability of up to $50 million, but was subject to a minimum cash collateral requirement of $20 million. The borrowing base under the new credit facility will be determined weekly based on the value of working capital items, real estate and intellectual property. The revolving line of credit bears interest payable monthly at the prime rate plus 0.75% for cash advances up to $30 million. The term loan and cash advances greater than $30 million bear interest payable monthly at the prime rate plus 4.5% or 10.0%, whichever is greater. Letters of credit bear interest payable monthly up to a maximum rate of 3.0%. The new facility also does not require the permanent deposit of cash collateral, which is a significant change from the prior credit facility. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries (“the Borrowers”) and includes covenants for minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the new credit facility also limits the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock or prepay or repurchase debt obligations. The credit facility is subject to acceleration upon various events of default.

We have historically used our credit facility with Wells Fargo Foothill, Inc. solely to support letters of credit, including the $44 million in letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California. We intend to continue to use our new credit facility to support these letters of credit and to use the additional capacity for cash borrowings to support our current operations. We cannot be certain that we will be able to maintain compliance with all of the covenants contained in this credit facility or that this additional financing will be adequate to meet our requirements.

Delisting of our Securities

On November 1, 2005, we received notice from the New York Stock Exchange (“NYSE”) that it would suspend trading in our common stock and 6.5% Senior Secured Convertible Notes due June 1, 2009 prior to the opening of business on Monday, November 7, 2005 and apply to the Securities and Exchange Commission to delist these securities from the NYSE pending the completion of applicable procedures. Accordingly, these securities ceased trading on the NYSE on November 7, 2005 and our common stock began trading in the over-the-counter securities market under the symbol SGID. This transition may adversely affect the liquidity and market price of our common stock and 6.5% Senior Secured Convertible Notes as well as adversely impact our future access to the capital markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2006, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructuring to be effected in fiscal 2006; risks related to our compliance with debt covenants; changes in customer order patterns; the impact of employee attrition; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

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

On November 1, 2005, we received notice from the New York Stock Exchange (“NYSE”) that trading in our common stock and 6.5% Senior Secured Convertible Notes due June 1, 2009 would be suspended prior to the opening of business on Monday, November 7, 2005. Accordingly, these securities ceased trading on the NYSE on November 7, 2005 and our common stock began trading in the over-the-counter securities market under the symbol SGID. See “—Risks That Affect our Business”.

The following overview describes key elements of our business strategy and our results achieved during fiscal 2005 and for the first quarter of fiscal 2006:

Further Restructurings to Reduce Expenses. We continue to reduce our total operating cost structure, principally from headcount reductions and geographic consolidation of functions and facilities. Costs for manufacturing and service, research and development, sales, marketing and administration declined 5% and 8% for the first quarter of fiscal 2006 and for fiscal year 2005, respectively, from the comparable prior year periods. However, our revenue declined at a faster rate than anticipated in fiscal 2005, and continued to decline during the first quarter of fiscal 2006, resulting in continued operating losses and cash consumption in those periods. During the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to assist us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity.

On August 30, 2005, we approved a restructuring plan and began to implement a reduction in our workforce with notifications to affected employees in North America and certain other locations on September 1, 2005. The balance of the notifications will follow over a reasonable period, consistent with business and local legal requirements in other parts of the world. In addition to the headcount reductions, the restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations including exiting one building at our U.S. corporate headquarters, reducing marketing spending by focusing on the highest priority activities and benefits and other spending controls. The benefits of our restructuring plan are expected to be reflected in a combination of lower operating expenses and improved gross margins. We expect savings from these initiatives to begin to be realized during the second quarter of fiscal 2006, with increasing benefits over the remainder of fiscal 2006. Although we expect to realize significant long-term cost savings as a result of these actions, the savings reflected in our operating expenses in the second quarter of fiscal 2006 will be partially offset by professional advisory fees incurred in connection with the cost reduction initiatives. We currently estimate that the total restructuring costs to be incurred in connection with these restructuring actions will be between $24 million and $26 million, of which we estimate that between $10 million and $12 million relates to severance benefits and approximately $14 million represents facilities-related charges. Substantially all of these costs will require the outlay of cash, although our severance programs provide, wherever practical, for payments to be made over the same period in which the payroll expenses otherwise would have been incurred, with the objective of minimizing incremental cash expense. The timing of payments relating to leased facilities will be unchanged by the restructuring. Under this restructuring plan, we recognized costs during the first quarter of fiscal 2006 of $5 million for the elimination of 170 positions across most levels and functions. We expect the majority of the remaining charges for severance benefits to be reflected in our financial results for the second quarter of fiscal 2006 and the restructuring to be largely completed by end of the third quarter of fiscal 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.

Improve Liquidity through Additional Financing. Our unrestricted cash and cash equivalents and marketable investments totaled $77 million at September 30, 2005, up from $64 million at June 24, 2005. As our cash position at the end of fiscal 2005 was not sufficient to support our operations, we actively sought to raise additional financing. On October 25, 2005, we completed a financing arrangement with Wells Fargo Foothill, Inc. and Ableco Finance LLC with respect to a new asset-backed credit facility that replaced our previous asset-based credit facility and will provide a significant increase in borrowing availability subject to additional requirements. See “—Financial Condition” for a discussion of the terms of the new credit facility. However, we cannot be certain that we will be able to maintain compliance with all of the covenants contained in the new financing arrangement, or that the additional financing will be adequate to meet our requirements.

Leadership in High-Performance Standards-Based Computer Systems. During the past several years, we have transitioned our focus from our legacy systems based on our MIPS processors and IRIX operating system to our core systems based on industry-standard Intel Itanium processors and the Linux operating system. However, competition is putting pressure on the growth rates and gross margins for our Intel/Linux product families. These pressures include increasing acceptance of commodity clusters (large groups of low cost, small computers including connected PCs) in the high-performance computing market. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the Itanium/Linux-based product families at a rate that will more than offset the expected continued decline of the MIPS/IRIX-based families and our maintenance business. In addition, our product strategy and business depend on the continued availability and competitiveness of the Itanium 2 processor family and could be adversely affected by any delays and/or discontinuance of this processor family. Intel recently announced delays in the development and launch of several processors of its Itanium 2 processor family. See “—Risks that Affect Our Business”.

Maintain Gross Margins to Support R&D and Other Investments. Our strategy is to develop differentiated products that provide our customers with strategic and competitive advantages. However, this requires continued substantial investments in research and development. In addition, maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between large lower margin transactions and our more normal sales transactions, and working with suppliers such as Intel to continue to structure favorable component pricing.

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

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. During the first quarter of fiscal 2006, our accounting calendar had 14 weeks compared with 13 weeks during the first quarter of fiscal 2005.

	Three Months Ended
(in millions except per share amounts; numbers may not add due to rounding):	Sept. 30, 2005	Sept. 24, 2004
Total revenue	$170	$175
Cost of revenue	106	112

Gross profit	64	63
Gross profit margin	37.8%	35.9%
Total operating expenses	90	89

Operating loss	(26)	(26)
Interest and other income (expense), net	(5)	(5)

Loss before income taxes	(32)	(32)
Income tax benefit	—	(4)

Net loss	$(32)	$(28)

Net loss per share – basic and diluted	$(0.12)	$(0.11)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 15 to our Condensed Consolidated Financial Statements. Total revenue is principally derived from two reportable segments, Products and Global Services. We have realigned our Products segment into our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. This change was made to align reportable segments with the process by which management makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Revenue for the first quarter of fiscal 2006 decreased $6 million or 3% compared with the corresponding period of fiscal 2005 primarily due to declines in sales of our Legacy Systems and Global Services revenue that more than offset growth in sales of our Core Systems.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Core Systems	$74	$56
Legacy Systems	25	42

Total Products	$99	$98

% of total revenue	58%	56%

Global Services	$71	$78

% of total revenue	42%	44%

Products. Revenue from our Products segment for the first quarter of fiscal 2006 increased slightly compared with the corresponding period in fiscal 2005. Our Products segment is comprised of our Core Systems and our Legacy Systems.

Revenue from Core Systems for the first quarter of fiscal 2006 increased $18 million or 33% compared with the corresponding period in fiscal 2005. Despite an overall decline in Altix server volumes, Altix server revenue increased primarily due to a larger portion of Altix revenue generated from the higher-margin Altix servers notwithstanding slightly lower average selling prices compared with the first quarter of fiscal 2005. Revenue for the first quarter of fiscal 2006 also benefited from sales of our Prism family of visualization systems that were introduced in the second quarter of fiscal 2005. Despite reduced volumes, higher average selling prices resulted in an increase in storage solutions revenue in the first quarter of fiscal 2006 compared with the corresponding period in fiscal 2005.

Revenue from Legacy Systems for the first quarter of fiscal 2006 decreased $17 million or 41% compared with the corresponding period in fiscal 2005 principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, largely contributed to the revenue decline. Reduced volumes of both our Fuel and Tezro visual workstations coupled with a higher mix of Tezro visual workstations sales for which the average selling price declined year over year was also a contributing factor in the decline in Legacy Systems revenue. The decline in both our MIPS/IRIX-based servers and graphics systems revenue in the first quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 was principally due to reduced volumes that more than offset slight increases in average selling prices. Revenue from our remarketed products for the first quarter of fiscal 2006 decreased slightly compared with the corresponding period in fiscal 2005 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based servers, offset in part by an increase in sales of remarketed storage systems.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of SGI and third party product and SGI consulting and managed services.

Revenue from Global Services for the first quarter of fiscal 2006 decreased $7 million or 9% compared with the corresponding period in 2005. The decline was primarily due to a reduction in our traditional customer support revenue as a result of lower pricing for new contracts generated in the first quarter of fiscal 2006 compared with previously existing contracts, coupled with a decline in the overall installed base.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Three Months Ended
	September 30, 2005		September 24, 2004
Americas	$93	55%	$114	65%
Europe	41	24%	40	23%
Rest of World	36	21%	21	12%

Total revenue	$170		$175

The shift in geographic revenue mix in the first quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 is primarily a result of a large transaction, accounting for approximately 7% of total revenue in the first quarter of fiscal 2006, with SGI Japan, a related party that is also our exclusive distributor in Japan. A decline in sales to commercial customers in the Americas also contributed to the shift in geographic revenue mix.

Backlog. Our consolidated backlog at September 30, 2005 was $99 million, down from $120 million at September 24, 2004. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Decreases in backlog arose primarily in the Americas and Rest of World. From a segment standpoint, backlog declined within the Products segment, specifically with regard to our Intel/Linux-based Altix servers and our MIPS/IRIX-based Legacy Systems. This decline was offset in part by backlog growth for professional services and to a lesser degree for storage solutions.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we have several longer delivery-cycle contracts with a value of approximately $60 million that is not reflected in our current backlog. Among these are significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany. These orders are currently scheduled to ship outside the time frame provided in our bookings policy and will not be recognized as revenue in fiscal 2006. These orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

Overall, gross profit margin improved 1.9 percentage points from 35.9% in the first quarter of fiscal 2005 to 37.8% in the first quarter of 2006. This improvement was primarily due to an improvement in service gross profit margin, offset in part by a decline in product and other gross profit margin.

Product and other gross profit margin for the first quarter of fiscal 2006 decreased 1.1 percentage points compared with the corresponding period in fiscal 2005. Our results for the first quarter of fiscal 2006 and fiscal 2005 both reflected a higher percentage of revenue from a relatively small number of large transactions, especially in the Altix family of servers. These transactions typically are negotiated with high discount rates due to very competitive bidding processes, resulting in lower gross margins, offset to some extent by favorable component pricing provided to us by certain vendors for these transactions. In the first quarter of fiscal 2006, the discounting due to the competitive bidding process had a larger impact on product gross profit margin than in the corresponding period in fiscal 2005. Also, we continue to see a shift in mix from our MIPS/IRIX-based systems which typically carry a higher gross margin to our Intel/Linux-based systems which have lower gross margins. These negative impacts on gross margin were offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls. We expect to continue to generate a portion of our revenue from large, high visibility transactions which are typically very complex, tend to have lower gross margins and represent unpredictable sales cycles. We also plan to continue to work with suppliers such as Intel to structure favorable component pricing to support these types of anticipated sales.

Service gross profit margin for the first quarter of fiscal 2006 increased 6.5 percentage points compared with the corresponding period in fiscal 2005 reflecting the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Research and development	$23	$23
% of total revenue	14%	13%
Selling, general, and administrative	$60	$63
% of total revenue	35%	36%
Other	$7	$3
% of total revenue	4%	2%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the first quarter of fiscal 2006 decreased by 3% from the corresponding period of fiscal 2005, and were consistent as a percentage of total revenue at 49%. The decline in operating expenses was primarily due to lower headcount resulting from our restructuring activities and through attrition and due to the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels. The decrease in our operating expenses was mitigated by the fact that our accounting calendar had 14 weeks during the first quarter of fiscal 2006 compared with 13 weeks during the first quarter of fiscal 2005.

Adoption of SFAS 123(R)

We have three share-based compensation plans: two stock option programs and an employee stock purchase plan (ESPP). Prior to fiscal 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Accordingly, we did not recognize any significant amounts of share-based employee compensation expense in our statements of operations prior to fiscal 2006; instead, we provided footnote disclosure of our pro forma results of operations as if we had recognized compensation expense in accordance with SFAS 123.

Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), we recognized share-based employee compensation expense of $1 million during the first quarter of fiscal 2006, which primarily affected our reported research and development and selling, general, and administrative expenses. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of September 30, 2005, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $3 million, which we expect to be recognized over a weighted-average period of 2.5 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Research and Development Expense. Research and development expense was unchanged during the first quarter of fiscal 2006 compared with the same period in fiscal 2005, as the impacts of a 7% reduction in headcount and occupancy-related cost savings were offset by increased materials and outside services costs. We will continue to focus our research and development investments towards potential growth areas, including investments in our Altix family of servers and the new Prism family of Intel/Linux visualization products, while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased by $3 million during the first quarter of fiscal 2006 compared with the same period in fiscal 2005 primarily due to a 14% reduction in headcount and occupancy-related and other cost savings measures.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expenses of $7 million and $3 million for the first quarters of fiscal 2006 and fiscal 2005, respectively, represented costs of our restructuring plans and asset impairment activities. Other operating expense for the first quarter of fiscal 2006 represents a $5 million charge for severance costs and includes accretion expense of $2 million associated with our Mountain View, California headquarters relocation. As a result of the restructuring actions we have undertaken through September 30, 2005, we anticipate operating cash outflows of $4 million through fiscal 2006 for severance and related charges and $78 million through fiscal 2014 for facilities related expenditures, which is net of estimated sublease income of $96 million. See Note 3 to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information regarding our restructuring activities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended
	Sept. 30, 2005	Sept. 24, 2004
Interest expense	$(3,475)	$(5,136)

Investment gain (loss)	$(227)	$—
Foreign exchange gain (loss)	(161)	895
Miscellaneous income (expense)	(272)	(1,325)

Interest income	300	394
Interest and other income (expense), net	$(360)	$(36)

Loss from equity investment	$(1,468)	$(230)

Interest Expense. The 32% decrease in interest expense, from $5 million during the first quarter of fiscal 2005 to $3 million during the first quarter of fiscal 2006, was primarily the result of nonrecurring interest penalties during the first quarter of fiscal 2005 and the decrease in our long-term debt.

Interest and Other Income (Expense), Net. Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items.

Loss from Equity Investment. Loss from equity investment represents our share of the results of operations of SGI Japan. We sold a portion of this investment during fiscal 2005.

Provision for Income Taxes

Our net provision for income taxes for the first quarter of fiscal 2006 arose principally from net income taxes payable in foreign jurisdictions. Our net benefit for income taxes of $4 million for the first quarter of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

Cash Balances. At September 30, 2005, our unrestricted cash and cash equivalents and marketable investments totaled $77 million, compared with $64 million at June 24, 2005. At September 30, 2005 and June 24, 2005, we also held $41 million and $40 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The increase in our cash and cash equivalents compared with June 24, 2005 is primarily the result of cash provided by our operating activities during the first quarter of fiscal 2006.

Cash Consumption Trends. Cash provided by our operating activities from continuing operations increased by $17 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. This is primarily due to our reductions in inventories, and other current assets. Although we generated $23 million from our accounts receivable during the first quarter of fiscal 2006, this was less than the $38 million that was generated during the same period of fiscal 2005. During the first quarter of fiscal 2006, we maintained our focus on customer cash collections and offered certain customers discounted terms for early payment. As a result, our days sales outstanding were 37 days at September 30, 2005, down from 49 days at June 24, 2005 and 39 days at September 24, 2004. We expect that days sales outstanding will be more in line with historical levels in the second quarter of fiscal 2006.

Investing activities, other than changes in available-for-sale and restricted investments, provided $1 million in cash during the first quarter of fiscal 2006, compared with using $5 million in cash during the same period of fiscal 2005. Principal investing activities in the first quarter of fiscal 2006 were purchases of property and equipment of $1 million and reductions in our long-term investments of $3 million. Principal investing activities in the first quarter of fiscal 2005 were a $2 million increase in the residual value of products sold under certain sales-type lease arrangements and purchases of property and equipment of $3 million.

Financing activities provided $3 million in cash during the first quarter of fiscal 2006, compared with using $5 million during the same period of fiscal 2005. During the first quarter of fiscal 2006, we received proceeds of $2 million from stock issued under our employee stock purchase plan (ESPP) and $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt. During the first quarter of fiscal 2005, the principal use of cash for financing activities was the repayment of $8 million of our debt.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At September 30, 2005, our principal sources of liquidity included unrestricted cash and marketable investments of $77 million, up from $64 million at June 24, 2005. Currently, we expect to consume cash from operations through at least the second quarter of fiscal 2006. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. It is essential to our operating plan for fiscal 2006 that our restructuring plan yields its anticipated savings and we meet our operating goals for fiscal 2006.

Credit Arrangements. The terms of our existing indebtedness may affect our operating flexibility, including our ability to raise additional capital if needed. In April 2005, we entered into an amended asset-based credit facility for a two-year term expiring in April 2007. The covenants under this credit facility included minimum levels of EBITDA, minimum cash and cash equivalents levels, and maximum levels for purchases of property and equipment. The credit facility and the indentures governing our senior secured notes also contain covenants that, among other things, limit our ability to incur additional indebtedness, dispose of certain assets, issue or pay dividends on capital stock, repurchase capital stock, or prepay or repurchase subordinated debt. A failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in this credit facility or its predecessor facility. In each case, we received a waiver of compliance from the lender. In addition, we were in violation of the EBITDA covenant under this facility as of September 30, 2005; however, this covenant was amended in conjunction with the new credit facility announced on October 25, 2005 as described below, and no waiver was required.

As our cash position at the end of fiscal 2005 was not sufficient to support our operations, we actively sought to raise additional financing. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility that replaced the previous facility provides for increased credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The previous facility provided availability of up to $50 million, but was subject to a minimum cash collateral requirement of $20 million. The borrowing base under the new credit facility will be determined weekly based on the value of working capital items, real estate and intellectual property. The new facility does not require the permanent deposit of cash collateral, which is a significant change from the prior credit facility. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries (“the Borrowers”) and includes covenants for minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the new credit facility also limits the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock, or prepay or repurchase debt obligations. The new credit facility is subject to acceleration upon various events of default.

We have historically used our credit facility with Wells Fargo Foothill, Inc. solely to support letters of credit, including the $44 million in letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California. We intend to continue to use our new credit facility to support these letters of credit and to use the additional capacity under the new credit facility for cash borrowings to support our current operations. We cannot be certain that we will be able to maintain compliance with all of the covenants contained in this credit facility or that this additional financing will be adequate to achieve our objectives.

At both September 30, 2005 and June 24, 2005, we had outstanding $191 million, in aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million in aggregate principal amount of convertible subordinated debentures, due in 2011. Our Senior Secured Notes contain a covenant that limits our ability to incur indebtedness to banks and other institutional lenders in excess of $100 million, including any indebtedness under the credit facility. Including the letters of credit issued under our credit facility described above, at September 30, 2005, we had maximum potential future payments of $49 million related to financial guarantees for which we are the guarantor, but we do not expect our ultimate obligations under these guarantees to be material to our financial position, results of operations, or cash flows.

During the fourth quarter of fiscal 2005, we received a notice of default from an investor claiming to own more than 25% of our outstanding 2011 convertible subordinated debentures. We assumed these debentures when we acquired Cray Research in 1996. The 2011 Debentures are unsecured and subordinated. The notice alleges that in 2000 we violated the indenture for the 2011 debentures when we sold certain assets relating to the former Cray Research vector computing business to Tera Computer (now known as Cray, Inc.) without having them assume the indenture. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default.

The indenture provides that upon an event of default the indenture trustee or the holders of at least 25% of the 2011 debentures may cause the outstanding principal amount plus accrued interest to be immediately due and payable. The notice period for this alleged event of default expired on July 11, 2005. The 2011 debenture holders or trustee would be required to commence legal proceedings and obtain a judgment in order to enforce their claim on the assets of SGI. No notice of acceleration or legal proceedings with respect to this claimed default has been received. We cannot be certain, however, that such a notice will not be delivered or that we would prevail in any legal proceedings that might result. In addition, the notice of default in itself may give rise to actions by other creditors as described below and may complicate or even prevent our efforts to raise additional financing.

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our current asset-backed credit facility. In such an event, we might be required to deposit an amount equal to the difference between our then current restricted cash deposits with the lender and the full amount of the letters of credit secured by the facility. At September 30, 2005, this amount would have been $27 million. Acceleration of the maturity of the 2011 debentures would trigger an event of default under lease agreements with respect to the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. In such an event, our landlords may have the right to exercise various remedies under the related leases, including, without limitation, eviction, lease termination, assertion of claims for accelerated rents, and draws against the outstanding letters of credit (which may include recovery of free rent for prior periods). We have reviewed the claimed default with the counterparties under our credit facility and these lease agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time. Our senior secured notes due 2009 do not contain similar provisions.

Restructuring Activities and Additional Capital. In the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to advise us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity. See “—Overview—Further Restructurings to Reduce Expenses”.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for fiscal 2006. While we are implementing initiatives developed in conjunction with AlixPartners aimed at improving revenue and margins for our core systems products, we expect to continue consuming cash from operations through at least the second quarter of fiscal 2006. Our new credit facility significantly improves our liquidity position. However, these new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet our operating goals for fiscal 2006. Our operating goals include returning to operating profitability in the second half of fiscal 2006, requiring us to achieve significant year-over-year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would impair our liquidity. If we are unable to achieve our targets, we would consider alternatives for ensuring the continued operation of our business. These could include further reductions in headcount and in the scope of our operations, generating cash from licensing intellectual property, and seeking funding from marketing partners and government customers. See “—Risks That Affect Our Business”.

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

Contractual Obligations

During the first quarter of fiscal 2006, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected in our condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended June 24, 2005.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At September 30, 2005, our principal source of liquidity was unrestricted cash and marketable investments of $77 million, down from $125 million at September 24, 2004. We expect to continue to consume cash from operations through at least the second quarter of fiscal 2006. Our cash levels fluctuate significantly within each quarter and are at their highest at the end of the quarter. See “—Financial Condition”.

To seek to improve our liquidity, we are developing and implementing a restructuring program aimed at substantial expense reductions and a revenue generation initiative aimed at reversing the decline in our revenues. As part of this program, on October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides availability of up to $100 million. This new two-year facility replaces our existing asset-backed credit facility that provided availability of up to $50 million. However, we cannot be certain that we will be able to maintain compliance with all of the covenants contained in this credit facility or that this additional financing will be adequate to achieve our objectives. In addition, our operating goals include returning to profitability in the second half of fiscal 2006, requiring us to achieve significant year-over-year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “—Financial Condition”.

If we fail to reduce the cash consumed by operations on a timely basis, we may not have the cash resources required to run our business. The uncertainty related to our liquidity and viability has been a source of concern for some customers, vendors and partners, and has contributed to the challenges we face in seeking to reverse the decline in revenues. If customers lose confidence in our ability to supply their needs in a consistent and reliable manner or continue as a going concern, they may not renew their contracts or provide us with new business. In addition, to help maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We could face substantial liquidity pressure if significant vendors or others with whom we do business were to change the payment terms under which we operate. These pressures could force us to seek protection under bankruptcy laws. If we are forced to seek bankruptcy protection, the holders of our common stock may not be able to realize any remaining value in their shares and the holders of our debt securities may realize less than the principal amount of those securities.

Our on-going restructuring activities may not reduce our losses and cash consumption. We have implemented several expense-related restructurings in recent years. In addition, in September 2005, we began to implement a restructuring plan aimed at further substantial expense reductions. See “—Overview—Further Restructurings to Reduce Expenses”. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish its intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We may not achieve our operating goals and may not be in compliance with debt covenants. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides availability of up to $100 million. This new two-year facility, which consists of a $50 million revolving line of credit and a term loan of $50 million, replaces our previous facility which provided availability of up to $50 million. Our new asset-based credit facility may be deemed to be in default and be accelerated if we fail to meet certain financial and other covenants. The new facility also permits the lenders to decline future extensions of credit if a material adverse change occurs. — “Financial Condition”. During each quarter of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under our prior asset-backed credit facility for which, in each case, we received a waiver from the lender. In addition, we were in violation of the EBITDA covenant under the prior facility as of September 30, 2005; however, this covenant was amended in conjunction with this new credit facility and no waiver was required.

There can be no assurance that a waiver will be available on acceptable terms in the event of a future default. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility. If a default is not waived, we may not be able to obtain alternative financing on acceptable terms. In addition, our two series of outstanding secured notes contain covenants, including restrictions on our ability to incur additional debt. See Note 11 to the consolidated financial statements to this Form 10-Q. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

We may not be able to raise additional capital in the future. In the future, we may need to obtain additional financing to fund our business or repay our debt, and we cannot assure you that financing will be available in amounts or on terms acceptable to us. In addition, if funds are raised by incurring further debt, our operations and finances may become subject to further restrictions and we may be required to limit our service or product development activities or other operations, or otherwise modify our business strategy. If we fail to comply with financial or other covenants required in connection with such a financing, our creditors may be able to exercise remedies that could substantially impair our ability to operate. In addition, if we obtain additional funds by selling any of our equity securities or if we issue equity derivative securities in connection with obtaining debt financing, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock.

The delisting and transition of our common stock and other securities from the New York Stock Exchange to the over-the-counter securities market may affect their liquidity and market price. On November 1, 2005, we received notice from the New York Stock Exchange (“NYSE”) that it would suspend trading in our common stock and 6.5% Senior Secured Convertible Notes due June 1, 2009 prior to the opening of business on Monday, November 7, 2005 and apply to the Securities and Exchange Commission to delist these securities from the NYSE pending the completion of applicable procedures. Accordingly, these securities ceased trading on the NYSE on November 7, 2005 and our common stock began trading in the over-the-counter securities market under the symbol SGID. This transition may adversely affect the liquidity and market price of our common stock and 6.5% Senior Secured Convertible Notes as well as adversely impact our future access to the capital markets.

We may suffer adverse consequences from a claimed default under our 2011 subordinated debentures. In the fourth quarter of fiscal 2005, we received a notice of default related to our 2011 convertible subordinated debentures. See “—Financial Condition”. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. We cannot be certain, however, that a notice of acceleration will not be delivered or that we would prevail in any legal proceedings that might result. In addition, the notice of default in itself may give rise to actions by our asset-based lender or the landlords of our Amphitheatre and Crittenden Technology Center campuses in Mountain View, California under cross-default or cross-acceleration provisions, and may complicate or even prevent our efforts to raise additional financing.

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism, visualization systems based on Linux, Itanium 2, and our scalable graphics technology. Our Linux-based systems sales grew 44% in the first quarter of fiscal 2006 compared with the corresponding period in fiscal 2005. Risks associated with these newer product families include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 processor family; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

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

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of Intel’s Itanium 2 processor family. All of our core products are based on Intel’s Itanium 2 architecture and we have cooperated with Intel in creating products optimized for this architecture. Intel’s Itanium processors have been facing increased competition from other 64-bit processors, such as AMD Opteron™ processors. In addition, Intel recently announced delays in the development and launch of several processors of its Itanium 2 processor family. Our product strategy and business depend on the continued availability and competitiveness of the Itanium 2 processor family and would be adversely affected by any delays and/or discontinuance of this processor family. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that Intel’s Itanium 2 processors be competitive as to performance as well as price. Although it would be possible to migrate our products to the architecture of another processor, the migration may be expensive, time consuming and cause disruptions to our customers.

Our results of operations would be adversely affected if the carrying value of our long-lived assets becomes impaired. We evaluate our long-lived assets, including property and equipment and goodwill, whenever events or circumstances occur that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our long-lived asset impairment review would be based on a cash flow analysis and would require judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of cash flows may change within the next twelve months resulting in the need to reassess the carrying value of our long-lived assets for impairment. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. As a result, we may incur substantial non-cash impairment charges, which could adversely affect our results of operations.

Our financial reporting controls and procedures may be impaired by our restructuring activities and attrition. The uncertainties surrounding our business prospects and our continuing restructuring actions have increased the challenges of attracting and retaining qualified employees. Our annualized attrition rates have increased significantly in fiscal 2006 compared with fiscal 2005. There is no guarantee that we can retain highly qualified employees, or that we will be able to hire highly qualified candidates, as new skills are needed. In addition, while we will strive to ensure that material weaknesses do not develop in our internal controls due to headcount reductions or other factors, there is no guarantee that our internal controls will be unaffected by the restructuring actions or increasing attrition. If material weaknesses develop and we are unable to efficiently and effectively address these matters, investors could lose confidence in the reliability of our internal controls over financial reporting.

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

Our business is dependent on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. In addition, we have benefited from favorable discounts on certain components from key suppliers for selected transactions. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility, the possibility of charges for excess and obsolete inventory and risks involved with end of life buys from single source and sole source suppliers. We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

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

We operate in a highly competitive industry with increasing market share being gained by cluster systems. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. An important competitive development in our market has been the emergence of networked clusters of commodity computers from suppliers like Dell Computer as an alternative to our midrange products. These clusters have grown at a faster than anticipated rate and are taking an increasing share of the high-performance computing market. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “—Many of our international sales require export licenses”.

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

In addition, Intel recently announced delays in the development and launch of several processors of its Itanium 2 processor family. Our product strategy and business depend on the continued availability and competitiveness of the Itanium 2 processor family and would be adversely affected by any delays and/or discontinuance of this processor family. In addition, we may incur penalties under long-term contracts that require the delivery of future products. See “—Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of Intel’s Itanium 2 processor family”.

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

Unforeseen environmental costs could impact our future net earnings. Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Production and marketing of products in certain states and countries may subject us to environmental and other regulations. For example, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. If we are unable to complete all required product changes prior to the effective date, it could adversely affect our sales into the European Union. In addition, we may face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Producers are financially responsible for implementing these measures if they are participating in the market in August 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and Japan. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. Environmental costs are presently not material to our operations or financial position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is included in the section above entitled “Our business is subject to market risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 24, 2005.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, including our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “evaluation date”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of the evaluation date, to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our U.S. tax returns for fiscal years 2002 to 2004 are open, and to date, no adjustments have been proposed. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2004 in various foreign jurisdictions. In April 2005, we proposed adjustments to prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant profit and loss credit. Our tax provision and tax liabilities have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of tax audits cannot be predicted with certainty, but the proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations, or cash flows within the next twelve months.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely-publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system.

On August 10, 2005, we filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €5 million ($6 million based on the conversion rate as of September 30, 2005). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($11 million based on the conversion rate as of September 30, 2005), which exceeds our contractual limit of liability of €2 million ($2 million based on the conversion rate as of September 30, 2005). We cannot currently predict the outcome of this dispute.

On July 12, 2005, we disclosed that we had received a notice of default from a purported holder of more than 25% of our 6.125% Convertible Subordinated Debentures due 2011 (the 2011 Debentures), which we assumed when we acquired Cray Research in 1996 (see Note 11). The notice alleged that the indenture for the 2011 Debentures was breached in 2000 when we sold assets relating to certain former Cray Research product lines to Tera Computer Company (now known as Cray, Inc.) without causing Tera to assume the indenture. As a result of the notice and the expiration of the applicable cure period, such holder may now seek to accelerate the maturity of the 2011 Debentures. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There are currently $57 million outstanding principal amount of 2011 Debentures, and all required interest and principal payments have been made timely. The indenture provides that upon an event of default the indenture trustee or the holders of at least 25% of the 2011 Debentures may cause the outstanding principal amount plus accrued interest to be immediately due and payable. The 2011 Debentures are unsecured and subordinated. The debenture holders or trustee would be required to commence legal proceedings and obtain a judgment in order to enforce their claim on the assets of SGI. No notice of acceleration or legal proceedings with respect to this claimed default has been received.

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

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against SGI in the U.S. District Court, Northern District of California, in connection with SGI’s termination of its contract with Syntegra and transition of its business to an alternate vendor alleging, among other things, breach of contract, unfair competition and misappropriation of trade secrets. This complaint was dismissed from the federal court as improperly filed and on September 20, 2005, Syntegra re-filed a substantively similar complaint in the Superior Court of California, Santa Clara County. On November 7, 2005, SGI filed its answer to Syntegra’s complaint and, additionally, filed a cross complaint against Syntegra for, among other things, declaratory relief and breach of contract. We intend to vigorously defend against Syntegra’s allegations and pursue our claims.

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

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Forms of stock option agreement to Amended and Restated 1993 Long-Term Incentive Stock Plan.

10.2	Forms of stock option agreement to Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan.

10.3	Third Amended and Restated Credit Agreement, dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation, Wells Fargo Foothill, Inc. and Ableco Finance LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 25, 2005.

10.4	Security Agreement, dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on October 25, 2005.

10.5	Intellectual Property Security Agreement, dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on October 25, 2005.

10.6	Copyright Security Agreement dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on October 25, 2005.

10.7	Patent Security Agreement dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on October 25, 2005.

10.8	Trademark Security Agreement dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed on October 25, 2005.

10.9	Executive Incentive Plan Description and Summary Forms of Notice (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 8, 2005).

10.10	Sales Executive Compensation Plan Description and Summary Form of Notice (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 8, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. Bishop and Jeffrey V. Zellmer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)