Form 10-Q
period 2005-12-30
SILICON GRAPHICS INC
filed 2006-02-08
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of January 27, 2006, there were 268,402,188 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Product and other revenue	$69,111	$117,456	$151,053	$209,591
Product revenue from related party	4,839	27,823	21,665	33,674
Service revenue	70,443	77,823	141,352	155,244

Total revenue	144,393	223,102	314,070	398,509

Costs and expenses:
Cost of product and other revenue	46,883	89,780	114,243	155,565
Cost of service revenue	37,435	49,578	75,607	96,270
Research and development	21,255	24,823	44,620	48,129
Selling, general, and administrative	57,627	62,870	117,493	125,587
Other operating expenses, net (1)	10,114	5,199	17,299	8,365

Total costs and expenses	173,314	232,250	369,262	433,916

Operating loss	(28,921)	(9,148)	(55,192)	(35,407)

Interest expense	(4,028)	(3,856)	(7,503)	(8,992)
Interest and other income (expense), net	202	1,460	(158)	1,424
Income (loss) from equity investment	1,601	(1,328)	133	(1,558)

Loss from continuing operations before income taxes	(31,146)	(12,872)	(62,720)	(44,533)
Income tax provision (benefit)	287	(1,723)	784	(5,455)

Net loss from continuing operations	(31,433)	(11,149)	(63,504)	(39,078)

Discontinued operations:
Net loss from discontinued operations, net of tax	—	—	—	(276)

Net loss	$(31,433)	$(11,149)	$(63,504)	$(39,354)

Net loss per share – basic and diluted:
Continuing operations	$(0.12)	$(0.04)	$(0.24)	$(0.15)
Discontinued operations	—	—	—	(0.00)

Net loss per share – basic and diluted	$(0.12)	$(0.04)	$(0.24)	$(0.15)

Weighted-average common shares outstanding – basic and diluted	268,383	262,487	267,572	262,263

(1)	Represents estimated restructuring costs and charges associated with changes in the estimated useful lives of certain fixed assets in each of the three- and six-month periods ended December 30, 2005 and estimated restructuring costs in each of the three- and six-month periods ended December 24, 2004. See Note 3.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2005	June 24, 2005
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$65,960	$64,247
Short-term marketable investments	216	39
Short-term restricted investments	46,709	39,757
Accounts receivable, net	70,468	93,335
Inventories	62,155	75,662
Prepaid expenses	9,616	5,666
Other current assets	27,673	37,765

Total current assets	282,797	316,471

Restricted investments	412	413
Property and equipment, net of accumulated depreciation and amortization	41,651	56,257
Other non-current assets	73,077	79,004

	$397,937	$452,145

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$51,479	$58,075
Accrued compensation	24,554	34,062
Income taxes payable	2,954	2,689
Other current liabilities	50,448	56,260
Current portion of deferred revenue	85,612	98,305
Current portion of restructuring liability	15,417	16,270
Current portion of long-term debt	4,456	1,820

Total current liabilities	234,920	267,481

Long-term debt	293,287	261,992
Non-current portion of deferred revenue	49,088	36,188
Other non-current liabilities	73,586	77,672

Total liabilities	650,881	643,333

Stockholders’ deficit:
Common stock and additional paid-in capital	1,558,581	1,555,033
Accumulated deficit	(1,785,495)	(1,721,981)
Treasury stock	(6,781)	(6,792)
Accumulated other comprehensive loss	(19,249)	(17,448)

Total stockholders’ deficit	(252,944)	(191,188)

	$397,937	$452,145

(1)	The condensed consolidated balance sheet at June 24, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004
Cash flows from operating activities of continuing operations:
Net loss	$(63,504)	$(39,354)
Loss on disposition of discontinued operations	—	276

Net loss from continuing operations	(63,504)	(39,078)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,792	31,855
Amortization of premium and discount on long-term debt, net	(1,885)	(2,909)
Share-based compensation expense	1,665	—
Other	713	(1,311)
Changes in operating assets and liabilities:
Accounts receivable	22,867	3,272
Inventories	7,997	(11,379)
Accounts payable	(6,596)	11,734
Accrued compensation	(9,508)	1,895
Deferred revenue	(1,092)	(9,876)
Other assets and liabilities	(1,415)	(14,457)

Total adjustments	38,538	8,824

Net cash used in operating activities of continuing operations	(24,966)	(30,254)

Cash flows from investing activities of continuing operations:
Purchases of marketable investments	(177)	—
Proceeds from the maturities of marketable investments	—	1,967
Restricted investments:
Purchases	(26,177)	(39,349)
Maturities	19,185	35,301
Purchases of property and equipment	(3,102)	(6,991)
Increase in other assets	(663)	(1,056)

Net cash used in investing activities of continuing operations	(10,934)	(10,128)

Cash flows from financing activities of continuing operations:
Payments of debt principal	(329)	(12,709)
Proceeds from debt financing	35,000	—
Net proceeds from financing arrangements	1,131	1,601
Proceeds from employee stock plans	1,811	2,126

Net cash provided by (used in) financing activities of continuing operations	37,613	(8,982)

Net increase (decrease) in cash and cash equivalents	1,713	(49,364)
Cash and cash equivalents at beginning of period - continuing operations	64,247	154,855

Cash and cash equivalents at end of period - continuing operations	$65,960	$105,491

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 filed with the Securities and Exchange Commission. During the first six months of fiscal 2006, our accounting calendar had 27 weeks compared with 26 weeks during the first six months of fiscal 2005.

We have incurred operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital at December 30, 2005 was $48 million, down slightly from $49 million at June 24, 2005. We used cash in operations of $25 million during the six-month period ended December 30, 2005. Additionally, we had a stockholders’ deficit of $253 million at December 30, 2005, compared with $191 million at June 24, 2005. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan portion of our credit facility and as such, our unrestricted cash and marketable investments at December 30, 2005 were $66 million, up from $64 million at June 24, 2005. On November 7, 2005, our securities were suspended from trading on the NYSE and our common stock was subsequently delisted from the NYSE effective January 13, 2006. Since the date of suspension, our common stock has been traded on the over-the-counter securities market under the symbol SGID and is currently quoted on the OTC Bulletin Board. This transition has adversely affected the market price of our common stock and 6.5% Senior Secured Convertible Notes and may adversely impact our future liquidity and access to the capital markets. We also postponed our annual meeting of stockholders until March 23, 2006 in order to include, among other things, an additional proposal for stockholders to approve an amendment to our Restated Certificate of Incorporation that will effect a reverse stock split of our common stock. We are currently proposing a reverse stock split to stockholders at ratios in the range of 1-for-10 to 1-for-20. We believe that a reverse stock split will improve the trading characteristics of our common stock as well as facilitate our efforts to seek additional investment or strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors.

During the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC. The AlixPartners LLC engagement includes assisting us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity.

On August 30, 2005, we approved a restructuring plan and began to implement a reduction in force with notifications to affected employees in North America and certain other locations on September 1, 2005, with further notifications communicated to international employees during the second quarter ended December 30, 2005. In addition to the headcount reductions, the restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations including exiting one building at our U.S. corporate headquarters, reducing marketing spending by focusing on the highest priority activities and benefits and other spending controls. See Note 3 for additional discussion related to our restructuring plans.

As our cash position at the end of fiscal 2005 was not sufficient to support our on-going operations, we actively sought to raise additional financing. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan portion of this facility and on February 3, 2006, borrowed the remaining $15 million. See Notes 9, 11 and 18 for additional discussion related to this new credit facility. Although we were in compliance with all covenants contained in this new credit facility as of December 30, 2005, we cannot be certain that we will be able to maintain compliance with all of the covenants or that this additional financing will be adequate to meet our requirements or achieve our objectives.

Although we secured additional financing on October 25, 2005 as described in Note 9, there are significant risks associated with the achievement of our goals for fiscal 2006. While we are implementing initiatives developed in conjunction with AlixPartners LLC that are aimed at improving revenue and margins for our core systems products, we still consumed cash from operations through the second quarter of fiscal 2006 and expect to consume cash in the third quarter of fiscal 2006. The new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet the goals of our credit agreement for fiscal 2006. If we fail to achieve these objectives, we will likely consume additional cash in our operations, which would further impair our liquidity. If we are unable to achieve our objectives, we would consider alternatives for ensuring the continued operation of our business. These alternatives could include further reductions in headcount and in the scope of our operations, generating cash from selling or licensing our intellectual property and seeking funding from marketing partners and government customers.

On January 27, 2006, the Board of Directors appointed Mr. Dennis McKenna as our new President and Chief Executive Officer in order to effectuate the turnaround of our business. In addition, our Board of Directors appointed Mr. McKenna as a director and Chairman of the Board on February 1, 2006. We are currently in a transition period as a result of this leadership change. Although we have not yet announced any material changes to our overall business strategy or operations, we expect to have strategic or operational changes to our business in the future and we cannot assure you that such strategic or operational changes, if any, will lead to an improvement of our business and financial condition.

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

2. Share-Based Compensation

Share-based Compensation Plans

During the six month period ended December 30, 2005 and for the three preceding fiscal years ended June 24, 2005, we had three active share-based compensation plans, as described below.

Our Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) permits the grant to our employees of up to 3,800,000 restricted shares of our common stock and up to 30,938,808 of share options on our common stock. The 1993 Plan also permits the issuance of stock appreciation rights (SARs). Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting may be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right. Currently, there are no shares of restricted stock subject to repurchase.

Our Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permits the grant of shares of our common stock or equivalent instruments to our employees (which may be subject to conditions and restrictions) and/or of share options on up to a total of 22,500,000 shares of our common stock. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting may be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right.

Our Amended and Restated 1998 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning or the end of the purchase period. Purchases are limited to 10% of each employee’s compensation and cannot exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On January 26, 2006, the Board approved certain minor amendments to the 1993 Plan, 1996 Plan and ESPP Plan required to qualify the grant of options and issuance of shares under the plans under applicable state securities laws.

Adoption of SFAS 123(R)

Effective June 25, 2005, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method and therefore we have not restated our financial results for prior periods. Under that transition method, compensation cost recognized in the three and six months ended December 30, 2005 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

Compensation Costs

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized on our statement of operations for these share-based compensation arrangements were as follows for the three and six month period ended December 30, 2005 (in thousands):

	Three Months Ended Dec. 30, 2005	Six Months Ended Dec. 30, 2005
Share-based compensation costs included in:
Cost of product and other revenue	$36	$78
Cost of service revenue	101	220
Research and development	236	531
Selling, general, and administrative	383	836

Total share-based compensation costs	756	1,665

Income tax benefit recognized	—	—

	$756	$1,665

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory and fixed assets during the three- and six-month periods ended December 30, 2005. Net cash proceeds from the exercise of stock options were $0.1 million and $0.4 million for the three- and six-month periods ended December 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and six month periods ended December 30, 2005. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to June 25, 2005, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). We did not recognize any significant share-based employee compensation costs in our statements of operations prior to fiscal 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 148 prior to the adoption of SFAS 123(R), we provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table presents the pro forma effect on net loss from continuing operations and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our share-based compensation arrangements during the three and six month periods ended December 24, 2004 (in thousands, except per share amounts):

	Three Months Ended Dec. 24, 2004	Six Months Ended Dec. 24, 2004
Net loss from continuing operations, as reported	$(11,149)	$(39,078)
Add:
Stock-based employee compensation expense included in net loss from continuing operations	8	17
Deduct:
Stock-based employee compensation expense determined under fair value method	(1,719)	(3,115)

Net loss from continuing operations, pro forma	$(12,860)	$(42,176)

Net loss per share from continuing operations — basic and diluted:
As reported	$(0.04)	$(0.15)

Pro forma	$(0.05)	$(0.16)

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

	Three months ended		Six months ended
	Dec. 30, 2005	Dec. 24, 2004	Dec. 30, 2005	Dec. 24, 2004
Expected volatility	1.1	1.0	1.1	1.1
Expected term (in years)	2.76 – 3.66	4.39 – 5.56	2.76 – 3.66	4.39 – 5.52
Risk-free rate	4.41% – 4.42%	3.93% – 4.07%	3.98% – 4.24%	3.90%- 4.07%
Expected dividends	0%	0%	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of December 30, 2005 and changes during the first six months of fiscal 2006 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 24, 2005	35,441	$2.58
Options granted	405	$0.67
Options exercised	(746)	$0.54
Options forfeited or expired	(3,693)	$2.72

Options outstanding at December 30, 2005	31,407	$2.58	5.61	$0.00

Options vested and exercisable at December 30, 2005	24,612	$2.91	5.30	$0.00

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 30, 2005, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted-average grant-date fair value of options granted during the first six months of fiscal 2006 and fiscal 2005 was $0.67 and $1.66, respectively. The total intrinsic value of options exercised during the six months ended December 30, 2005, was $0.1 million.

As of December 30, 2005, $2.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

As of December 30, 2005, we had issued 25,715,491 shares over the life of the ESPP and its predecessor plans. 2,454,478 and 970,352 shares were issued during the first six months of fiscal 2006 and fiscal 2005, respectively. As of December 30, 2005, we had 6,560,531 shares in reserve for future issuance under the plan; however, on January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

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

	Six months ended
	Dec. 30, 2005	Dec. 24, 2004
Expected volatility	0.72	1.1
Expected term (in years)	0.5	0.5
Risk-free rate	3.79%	1.69%
Expected dividends	0%	0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the first six months of fiscal 2006 and fiscal 2005 was $1.7 million and $2.5 million, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the first six months of fiscal 2006 and fiscal 2005.

3. Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring and charges associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures related to facilities in the process of being vacated. These actions, by plan, were as follows during the first six months of fiscal 2006 (in thousands):

	Balance at June 24, 2005	Costs Incurred	Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at Dec 30, 2005
Fiscal 2000 plan:
Vacated facilities	$1,282	$—	$21	$—	$(1,303)	$—

Fiscal 2001 plan:
Vacated facilities	1,404	—	(166)	—	(1,238)	—

Fiscal 2002 plan:
Severance and related charges	142	—	—	—	(22)	120
Vacated facilities	329	—	(4)	—	(124)	201

	471	—	(4)	—	(146)	321

Fiscal 2003 plan:
Severance and related charges	114	—	(59)	—	(38)	17
Vacated facilities	127	—	92	—	(210)	9

	241	—	33	—	(248)	26

Fiscal 2004 plan:
Severance and related charges	258	—	(242)	—	(15)	1
Vacated facilities	33,489	3,557	70	—	(4,423)	32,693

	33,747	3,557	(172)	—	(4,438)	32,694

Fiscal 2005 plan:
Severance and related charges	1,891	289	(153)	—	(1,855)	172
Vacated facilities	6,482	569	(50)	—	(1,843)	5,158

	8,373	858	(203)	—	(3,698)	5,330

Fiscal 2006 plan:
Severance and related charges	—	8,825	69	—	(6,034)	2,860
Vacated facilities	—	434	20	(687)	(291)	(524)
Accelerated Depreciation	—	4,027	—	—	—	4,027

	—	13,286	89	(687)	(6,325)	6,363

Severance and related charges	2,405	9,114	(385)	—	(7,964)	3,170
Vacated facilities	43,113	4,560	(17)	(687)	(9,432)	37,537
Accelerated Depreciation	—	4,027	—	—	—	4,027

Total of all restructuring plans	$45,518	$17,701	$(402)	$(687)	$(17,396)	$44,734

During the first six months of fiscal 2006, we made $17 million in payments related to all of our restructuring plans and actions, $8 million of which was for severance and related charges and $9 million of which was for vacated facilities obligations, primarily rent. We recognized costs of $18 million, of which $9 million was for severance and related charges and $9 million was for accretion and other costs related to our vacated leased facilities. We made minor adjustments of $0.4 million to our estimates of severance and related costs and vacated facilities costs associated with all restructuring plans. We recorded $0.7 million in non-cash adjustments. These adjustments included approximately $5 million of credits related to deferred rent on vacated facilities, offset in part by approximately $4 million in charges for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures related to one of our current buildings at our U.S. corporate headquarters that is in the process of being vacated.

The restructuring liability balance of $45 million at December 30, 2005 includes $42 million of facility-related liabilities and $3 million in severance obligations. The facility-related liabilities of $42 million represent $182 million in future non-cancelable rental payments due, less estimated sublease income of $103 million, the majority of which is under contract, and less $37 million in accretion expense that will be recognized through fiscal 2014. We expect to pay the majority of the accrued severance and related charges and $14 million of facility-related charges during the 12 months following December 30, 2005, with the remainder of our restructuring obligations to be paid through fiscal 2014.

As of December 30, 2005, we have completed the execution of our fiscal 2000 and fiscal 2001 restructuring plans. As of December 30, 2005, we have substantially completed the execution of our fiscal 2002, fiscal 2003, fiscal 2004, and fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through fiscal 2014. These facilities obligations are presented in these condensed consolidated financial statements net of aggregate estimated sublease income of $93 million. Of this estimated sublease income, $86 million is under contract and $7 million is not under contract.

As part of our fiscal 2004 restructuring plan, we agreed to sublease our Amphitheatre Technology Center campus in Mountain View, California and relocated our headquarters to our nearby Crittenden Technology Center campus. As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we determined the fair value of our future contractual obligations under these operating leases for this facility using our credit-adjusted risk-free interest rate estimated at approximately 22% as of the date we ceased to use the leased properties. As of December 30, 2005, the fair value of our future remaining obligations for the leased properties was $33 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2013), we are required to accrete these discounted future obligations up to their contractually obligated amount of $64 million using the effective interest method. This undiscounted value is net of $86 million of contractual sublease income for this facility. In fiscal 2004, we began recording restructuring accretion expense, which we expect to be between $2 million and $7 million annually through fiscal 2013. During the three- and six month periods ended December 30, 2005, we recorded $2 million and $4 million, respectively, in restructuring accretion expense for the Amphitheatre Technology Center.

As part of our fiscal 2005 restructuring plan, we vacated sales and administrative facilities throughout the world. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate estimated at approximately 22% as of the date we ceased to use the leased properties. As of December 30, 2005, the fair value of our future remaining obligations for the leased properties was $5 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2014), we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $9 million using the effective interest method. This undiscounted value is net of $7 million of non-contractual estimated sublease income of $8 million partially offset by estimated sublease execution costs of $1 million. In fiscal 2005, we began to record restructuring accretion expense, which we expect to be $1 million or less annually for this facility through fiscal 2014. Accretion expense was $0.6 million during the six month period ended December 30, 2005.

In an effort to further reduce our operating expenses, we began to implement restructuring activities under the fiscal 2006 restructuring plan during the first and second quarters of fiscal 2006. Under the fiscal 2006 restructuring plan, we eliminated approximately 217 positions across most levels and functions. We expect to eliminate more positions under the fiscal 2006 restructuring plan and expect to complete these actions and make the remaining payments related to this fiscal 2006 action by the end of fiscal 2006. Our obligation for severance and related charges under the fiscal 2006 restructuring plan was $3 million as of December 30, 2005. We also vacated approximately 70,785 square feet of R&D and administrative facilities in California and Minnesota in the second quarter of fiscal 2006. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate estimated at approximately 33% as of the date we ceased to use the leased properties. As of December 30, 2005, the fair value of our future remaining obligations for the leased properties was $4 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2014), we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $6 million using the effective interest method. The undiscounted value is net of $10 million of non-contractual estimated sublease income of $11 million partially offset by estimated sublease execution costs of $1 million. In the second quarter of fiscal 2006, we began to record restructuring accretion expense, which we expect to be $0.5 million or less annually for these facilities through fiscal 2014. Accretion expense was not significant for the six month period ended December 30, 2005.

The restructuring and relocation costs incurred during the six month period ended December 30, 2005, the cumulative amount incurred through December 30, 2005, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 146 (our fiscal 2003, fiscal 2004, fiscal 2005, and fiscal 2006 plans) were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:

Costs incurred and adjustments during the six months ended December 30, 2005:
Severance and related charges	$(35)	$(24)	$(59)
Vacated facilities	51	41	92

Total	$16	$17	$33

Cumulative costs incurred as of December 30, 2005 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,283	$5,284	$12,567
Canceled contracts	97	73	170
Vacated facilities	327	241	568

Total	$7,707	$5,598	$13,305

Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the six months ended December 30, 2005:
Severance and related charges	$(123)	$(119)	$(242)
Vacated facilities	1,976	1,651	3,627

Total	$1,853	$1,532	$3,385

Cumulative costs incurred as of December 30, 2005:
Severance and related charges	$11,283	$7,810	$19,093
Canceled contracts	377	264	641
Vacated facilities	19,082	13,841	32,923
Other	3,294	2,296	5,590
Impairment charges	1,805	1,257	3,062

Total	$35,841	$25,468	$61,309

Total amount expected to be incurred:
Severance and related charges	$11,283	$7,810	$19,093
Canceled contracts	377	264	641
Vacated facilities	34,997	29,193	64,190
Other	3,294	2,296	5,590
Impairment charges	1,805	1,257	3,062

Total	$51,756	$40,820	$92,576

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during the six months ended December 30, 2005:
Severance and related charges	$89	$47	$136
Vacated facilities	278	241	519

Total	$367	$288	$655

Cumulative costs incurred as of December 30, 2005:
Severance and related charges	$5,594	$4,308	$9,902
Vacated facilities	5,152	3,828	8,980

Total	$10,746	$8,136	$18,882

Total amount expected to be incurred:
Severance and related charges	$5,594	$4,308	$9,902
Vacated facilities	7,021	5,631	12,652

Total	$12,615	$9,939	$22,554

Fiscal 2006 restructuring plan:

Costs incurred and adjustments during the six months ended December 30, 2005 (which are also the cumulative costs incurred as of December 30, 2005):
Severance and related charges	$4,894	$4,000	$8,894
Vacated facilities	233	221	454
Accelerated depreciation	2,050	1,977	4,027

Total	$7,177	$6,198	$13,375

Total amount expected to be incurred:
Severance and related charges	$5,213	$4,307	$9,520
Vacated facilities	2,597	2,502	5,099
Accelerated depreciation	2,578	2,487	5,065

Total	$10,388	$9,296	$19,684

4. Inventories

Inventories were as follows (in thousands):

	Dec. 30, 2005	June 24, 2005
Components and subassemblies	$27,064	$25,526
Work-in-process	16,387	23,076
Finished goods	7,654	13,093
Demonstration systems	11,050	13,967

Total inventories	$62,155	$75,662

5. Other Current Assets

Other current assets were as follows (in thousands):

	Dec. 30, 2005	June 24, 2005
Deferred cost of goods sold	$11,663	$15,241
Value-added tax receivable	7,754	14,381
Other	8,256	8,143

Total other current assets	$27,673	$37,765

6. Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement (see Note 9) or pledged as collateral against letters of credit. The majority of our restricted investments are currently pledged as collateral against letters of credit and are primarily associated with two specific customer arrangements for significant multi-year contracts with long-term delivery and installation commitments. Restricted investments pledged as collateral are held in our name by major financial institutions.

7. Property and Equipment

Property and equipment were as follows (in thousands):

	Dec. 30, 2005	June 24, 2005
Property and equipment, at cost	$368,690	$376,940
Accumulated depreciation and amortization	(327,039)	(320,683)

Property and equipment, net	$41,651	$56,257

8. Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Dec. 30, 2005	June 24, 2005
Spare parts	$22,696	$25,913
Investments	14,085	16,213
Goodwill	12,901	12,901
Other	23,395	23,977

Total other non-current assets	$73,077	$79,004

9. Financing Arrangement

On October 25, 2005, we entered into a two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The facility provides for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under this credit facility is determined weekly based on the value of working capital items, real estate and intellectual property. The revolving line of credit bears interest payable monthly at the prime rate plus 0.75% for cash advances up to $30 million (prime was 7.25% at December 30, 2005). We are using our full capacity under this revolving line to secure $47 million in letters of credit, principally the rent deposits required under our leases for the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. We deposit additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, are below the level needed to secure our letters of credit. The credit facility was secured by total cash collateral of $7 million at December 30, 2005, which is included as a component of Short-term Restricted Investments. The term loan and cash advances greater than $30 million bear interest payable monthly at the prime rate plus 4.5% or 10.0%, whichever is greater (11.75% was the rate at December 30, 2005, prime plus 4.5%). Letters of credit bear interest payable monthly up to a maximum rate of 3.0%. The facility does not require the permanent deposit of cash collateral. The facility is secured by substantially all of the assets of SGI and its domestic subsidiaries (“the Borrowers”) and includes covenants for, among other things, minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the credit facility also limits the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock or prepay or repurchase debt obligations. The credit facility is subject to acceleration upon various events of default, including nonpayment of principal, interest, fees or other amounts when due, violation of covenants, commencement of insolvency proceedings against any Borrower or any of its U.S. subsidiaries or material foreign subsidiaries, the entry of certain judgments against any Borrower or any of its subsidiaries, cross default to indebtedness of any Borrower or any of its subsidiaries, and invalidity of loan documents or security interests. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan and on February 3, 2006, borrowed the remaining $15 million. See Notes 11 and 18 for additional information.

We currently use our revolving line of credit under this facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC solely to support letters of credit, including the $47 million in letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California and to support our current operations. Although we were in compliance with all the covenants contained in this new credit facility as of December 30, 2005, we cannot be certain that we will be able to maintain compliance with all of the covenants or that this additional financing will be adequate to meet our requirements or achieve our objectives.

10. Discontinued Operations

On June 15, 2004, we received $58 million in gross proceeds for the sale of our Alias application software business (Alias) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $51 million on the transaction. The results of our Alias application software business for periods prior to its sale in June 2004 are reflected as discontinued operations. In the first six months of fiscal 2005, we incurred an additional $0.3 million in transaction costs associated with this transaction.

11. Long-Term Debt

Long-term debt was as follows (in thousands):

	Dec. 30, 2005	June 24, 2005
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $16,625 at December 30, 2005 and $18,970 at June 24, 2005	$205,203	$207,548
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $5,982 at December 30, 2005 and $6,442 at June 24, 2005	50,794	50,334
Term Loan due October 24, 2007	35,000	—
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
Other	4,360	3,544

	297,743	263,812
Less amounts due within one year	(4,456)	(1,820)

Amounts due after one year	$293,287	$261,992

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

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. None of our Senior Secured Convertible Notes were converted during the first six months of fiscal 2006. The unamortized premium on our Senior Secured Convertible Notes was reduced by $2 million during the first six months of fiscal 2006 due to regular amortization.

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

On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility provides for increased credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under the new credit facility is determined weekly based on the value of working capital items, real estate and intellectual property. The revolving line of credit bears interest payable monthly at the prime rate plus 0.75% for cash advances up to $30 million. We are using our full capacity under this revolving line to secure $47 million in letters of credit, principally the rent deposits required under our leases for the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. The term loan and cash advances greater than $30 million bear interest payable monthly at the prime rate plus 4.5% or 10.0%, whichever is greater. During the second quarter of fiscal 2006, we borrowed $35 million against the term loan for which monthly payments are to begin in December 2006. Term loan payments are calculated based on the drawn amount of the term loan at the time payment is scheduled to begin. Equal payments are made based on a 36-month period; however, the outstanding unpaid principal balance and all accrued and unpaid interest under the term loan shall be due and payable on the date of termination of the Agreement. No portion of the term loan that is repaid may be re-borrowed. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries (“the Borrowers”) and includes covenants for, among other things, minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the new credit facility also limits the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock or prepay or repurchase debt obligations. The credit facility is subject to acceleration upon various events of default. See Note 9 for additional information.

Other long-term debt at December 30, 2005 includes $3 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These long-term debt amounts represent future revenue streams for customer support contracts on those leased products that we are required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams will be amortized into revenue over the life of the contracts and will have no future cash-flow impact. Other long-term debt at December 30, 2005 also included a $1 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

12. Guarantees

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at December 30, 2005 was $48 million for which we had $48 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At December 30, 2005, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product warranty

At the time of sale, we provide for an estimated cost to warrant our products against defects in materials and workmanship for a period of up to one year on UNIX and Linux systems and up to three years on storage systems. Product warranty activity was as follows (in thousands):

	Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004
Product warranty beginning balance	$6,442	$5,203
New warranties issued	4,137	5,411
Warranties paid	(4,339)	(4,860)
Changes in warranty rate estimates	(199)	684

Product warranty ending balance	$6,041	$6,438

13. Loss Per Share

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004	Dec 30, 2005	Dec. 24, 2004
Net loss from continuing operations	$(31,433)	$(11,149)	$(63,504)	$(39,078)

Weighted average shares outstanding – basic and diluted	268,383	262,487	267,572	262,263

Net loss per share from continuing operations – basic and diluted	$(0.12)	$(0.04)	$(0.24)	$(0.15)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	153,309	155,848	153,802	156,895

14. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004	Dec. 30, 2005	Dec. 24, 2004
Net loss	$(31,433)	$(11,149)	$(63,504)	$(39,354)
Change in net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	244	109	(1,367)	(88)
Foreign currency translation loss adjustments	(10)	—	(434)	(1,275)

Comprehensive loss	$(31,199)	$(11,040)	$(65,305)	$(40,717)

15. Segment Information

SGI has two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors. This determination aligns reportable segments with the process by which our Chief Executive Officer makes operating decisions and evaluates performance.

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

Operating results for our reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004	Dec. 30, 2005	Dec. 24, 2004
Revenue from external customers:
Products	$73,495	$144,901	$172,187	$242,570
Global services	70,898	78,201	141,883	155,939

Total consolidated	$144,393	$223,102	$314,070	$398,509

Operating income (loss):
Products	$(29,204)	$(6,758)	$(56,918)	$(34,993)
Global services	10,397	2,809	19,025	7,951

Total reportable segments	(18,807)	(3,949)	(37,893)	(27,042)

Restructuring	(10,114)	(5,199)	(17,299)	(8,365)

Total consolidated	$(28,921)	$(9,148)	$(55,192)	$(35,407)

16. Related Party Transactions

Our proportionate share of SGI Japan’s financial results is included as a component of Interest and Other Income (Expense), net in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results for any SGI product sold to SGI Japan that has not been sold through to their customers, by the amount of profit on those transactions. Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a one-quarter lag, unless the amount of profit on product not yet sold through to SGI Japan’s customers during the quarter is materially different than previous quarters. When materially different, we reduce our proportionate share of SGI Japan’s financial results by the amount of the profit on those specific transactions in the current quarter.

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 30, 2005	Dec. 24, 2004	Dec. 30, 2005	Dec. 24, 2004
Product revenue	$4,839	$27,823	$21,665	$33,674

Standard cost of product revenue	$2,763	$18,531	$13,635	$22,135

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at December 30, 2005 and December 24, 2004.

17. Contingencies

Our U.S. income tax returns for fiscal years 2002 to 2004 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. The current settlement proposals may result in a significant tax credit. We are currently being audited for state sales and use tax matters for the years 2001 through 2005 in Wisconsin and Minnesota. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 to our Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, may result in a significant tax credit. Our tax reserves associated with these historic Canadian federal tax returns have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of any tax audit cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations, or cash flows within the next twelve months.

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

On August 10, 2005, we filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($5.4 million based on the conversion rate as of December 30, 2005). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($10.7 million based on the conversion rate as of December 30, 2005), which exceeds our contractual limit of liability of €2 million ($2.4 million based on the conversion rate as of December 30, 2005). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($4.5 million based on the conversion rate as of December 30, 2005) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

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

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our new asset-backed credit facility announced on October 25, 2005. Acceleration of the maturity of the 2011 debentures would trigger an event of default under our lease agreements with respect to certain facilities in Mountain View, California. We have reviewed the claimed default with the counterparties under these agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time.

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

18. Subsequent Events

On February 3, 2006, we borrowed the remaining $15 million against the term loan component of our asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. See Notes 9 and 11 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2006, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructuring effected and to be effected in fiscal 2006; risks related to our compliance with debt covenants; changes in customer order patterns; the impact of employee attrition; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

Overview

We are a leading provider of products and services for high-performance computing, storage and visualization. We sell highly scalable servers, advanced visualization systems, desktop workstations, storage solutions and associated products that enable our customers in the scientific, technical and creative communities to solve their most challenging problems and provide them with strategic and competitive advantage. We also offer a range of services and solutions, including professional services, customer support and education. These products and services are targeted primarily toward five market segments: Defense and Homeland Security; Science and Research; Manufacturing; Energy; and Media.

On November 7, 2005, our securities were suspended from trading on the NYSE and were delisted from the NYSE effective January 13, 2006. Since the date of suspension, our common stock has been traded on the over-the-counter securities market under the symbol SGID and is currently quoted on the OTC Bulletin Board. See “—Risks That Affect Our Business”.

The following overview describes key elements of our business strategy and our results achieved during fiscal 2005 and for the first six months of fiscal 2006:

Further Restructurings to Reduce Expenses. We continue to reduce our total operating cost structure, principally from headcount reductions and geographic consolidation of functions and facilities. Costs for manufacturing and service, research and development, sales, marketing and administration declined 17.5% and 8% for the first six months of fiscal 2006 and for fiscal year 2005 respectively, from the comparable prior year periods. However, our revenue declined at a faster rate than the decline in our costs in fiscal 2005, and during the first six months of fiscal 2006, resulting in continued operating losses and cash consumption in those periods. During the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to assist us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity.

On August 30, 2005, we approved a restructuring plan and began to implement a reduction in our workforce with notifications to affected employees in North America and certain other locations on September 1, 2005. The balance of the notifications either occurred in the second quarter of fiscal 2006 or will occur over a reasonable period, consistent with business and local legal requirements in other parts of the world. In addition to the headcount reductions, the fiscal 2006 restructuring plan includes initiatives to reduce expenses in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations including exiting one building at our U.S. corporate headquarters, reducing marketing spending by focusing on the highest priority activities and benefits and other spending controls. The benefits of our restructuring plan are expected to be reflected in a combination of lower operating expenses and improved gross margins. We have realized $24 million in annualized savings from these initiatives through the second quarter of fiscal 2006, with increasing benefits anticipated over the remainder of fiscal 2006. Although we expect to realize significant long-term cost savings as a result of these actions, the savings reflected in our operating expenses in the second quarter and first six months of fiscal 2006 are partially offset by $6 million and $9 million respectively, in professional advisory fees incurred in connection with the cost reduction initiatives. We are currently on course with the $100 million in annualized savings that we had set out to achieve. We have taken the actions that we believe will achieve approximately 85% of these savings and are implementing the actions we believe will support the remaining 15% of our goal. We expect the impact of all of these initiatives to be more fully reflected in our second half operating results.

We currently estimate that the total restructuring costs to be incurred in connection with these fiscal 2006 restructuring actions will be between $22 million and $24 million, of which we estimate that between $10 million and $12 million will relate to severance benefits and approximately $12 million to facilities-related charges. Substantially all of these costs will require the outlay of cash, although our severance programs provide, wherever practical, for payments to be made over the same period in which the payroll expenses otherwise would have been incurred, with the objective of minimizing incremental cash expense. The timing of payments relating to leased facilities will be unchanged by the restructuring. Under this restructuring plan, we recognized costs during the three- and six-month periods of fiscal 2006 of $4 million and $9 million, respectively, for the elimination of approximately 217 positions across most levels and functions and expect substantially all of the severance actions under this plan to be complete by the end of fiscal 2006. In addition, we expect substantially all of the restructuring actions to be completed by the end of fiscal 2006. Any forecast of operating results is inherently uncertain, and although we will seek to implement these actions in a manner that does not materially reduce revenue, we cannot be certain that we will achieve this objective.

Improve Liquidity through Additional Financing. Our unrestricted cash and cash equivalents and marketable investments totaled $66 million at December 30, 2005, up from $64 million at June 24, 2005. As our cash position at the end of fiscal 2005 was not sufficient to support our operations, we actively sought to raise additional financing. On October 25, 2005, we completed a financing arrangement with Wells Fargo Foothill, Inc. and Ableco Finance LLC with respect to a new asset-backed credit facility that replaced our previous asset-based credit facility and provided a significant increase in borrowing availability subject to additional requirements. See “—Financial Condition” for a discussion of the terms of the facility. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan. This amount is included as a component of our unrestricted cash and cash equivalents and marketable investments at December 30, 2005. On February 3, 2006, we borrowed the remaining $15 million against the loan. See Notes 9, 11 and 18 for additional information. Although we were in compliance with all covenants contained in this facility as of December 30, 2005, we cannot be certain that we will be able to maintain compliance with all of the covenants or that the additional financing will be adequate to meet our requirements or achieve our objectives.

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

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. During the first six months of fiscal 2006, our accounting calendar had 27 weeks compared with 26 weeks during the first six months of fiscal 2005.

	Three Months Ended (1)		Six Months Ended (1)
(in millions except per share amounts; numbers may not add due to rounding)	Dec. 30, 2005	Dec. 24, 2004	Dec. 30, 2005	Dec. 24, 2004
Total revenue	$144	$223	$314	$399
Cost of revenue	84	139	190	252

Gross profit	60	84	124	147
Gross profit margin	41.6%	37.5%	39.6%	36.8%
Total operating expenses	89	93	179	182

Operating loss	(29)	(9)	(55)	(35)
Interest and other income (expense), net	(2)	(4)	(8)	(9)

Loss from continuing operations before income taxes	(31)	(13)	(63)	(45)

Net loss from continuing operations	(31)	(11)	(64)	(39)
Net loss from discontinued operations	—	—	—	—

Net loss	$(31)	$(11)	$(64)	$(39)

Net loss per share from continuing operations – basic and diluted	$(0.12)	$(0.04)	(0.24)	(0.15)
Net loss per share from discontinued operations – basic and diluted	—	—	—	(0.00)

Net loss per share - basic and diluted	$(0.12)	$(0.04)	$(0.24)	$(0.15)

(1)	The above financial information reflects an increase of approximately $1 million in additional stock-based compensation expense for the three- and six-month periods ended December 30, 2005 compared with the financial information presented in the press release announcing our financial results for the second fiscal quarter ended December 30, 2005, which was furnished with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K filed on January 31, 2006.
(2)	Total operating expenses include a $4 million charge in both the three- and six-month periods ended December 30, 2005 for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our U.S. corporate headquarters that is in the process of being vacated. This charge represents an increase in net loss per share—basic and diluted of $0.02 in both the three- and six-month periods ended December 30, 2005.

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 15 to our Notes to the Condensed Consolidated Financial Statements. Total revenue is principally derived from two reportable segments, Products and Global Services. We have realigned our Products segment into our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. This change was made to align reportable segments with the process by which management makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Revenue for the second quarter of fiscal 2006 decreased $79 million or 35% compared with the corresponding period of fiscal 2005 reflecting declines in sales across all reportable segments. Revenue for the first six months of fiscal 2006 declined $84 million or 21% compared with the corresponding period of fiscal 2005, principally due to declines in sales of our Legacy Systems and to a lesser extent in sales of our Core Systems and Global Services.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Core Systems	$44	$91	$118	$147
Legacy Systems	29	54	54	96

Total Products	$73	$145	$172	$243
% of total revenue	51%	65%	55%	61%
Global Services	$71	$78	$142	$156
% of total revenue	49%	35%	45%	39%

Products. Revenue from our Products segment for the second quarter and first six months of fiscal 2006 decreased $72 million or 50% and $71 million or 29%, respectively, compared with the corresponding period in fiscal 2005. The overall decline in product revenue for the second quarter and first six months of fiscal 2006 compared with the corresponding periods of fiscal 2005 was primarily attributable to a smaller number of large dollar transactions, especially in the Altix family of servers, coupled with an overall decline in volume.

Revenue from Core Systems for the second quarter and first six months of fiscal 2006 decreased $47 million or 52% and $29 million or 20%, respectively, compared with the corresponding periods in fiscal 2005. The decline for the second quarter and first six months of fiscal 2006 compared with the corresponding periods in fiscal 2005 is primarily a result of reduced volumes of our Altix servers, offset in part by increased volume of our Prism family of visualization systems. As noted above, fewer large dollar transactions for Altix servers for the second quarter and first six months of fiscal 2006 compared with the corresponding periods of fiscal 2005 also contributed to the decline in Core Systems revenue. Despite higher average selling prices, reduced volumes of our storage solutions resulted in a decrease in storage solutions revenue in the second quarter and first six months of fiscal 2006 compared with the corresponding periods in fiscal 2005.

Revenue from Legacy Systems for the second quarter and first six months of fiscal 2006 decreased $24 million or 46% and $42 million or 44%, respectively, compared with the corresponding periods in fiscal 2005 principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, largely contributed to the revenue decline. For the second quarter and first six months of fiscal 2006 compared with the corresponding periods in fiscal 2005, reduced volumes of both our Fuel and Tezro visual workstations coupled with a higher mix of Tezro visual workstations sales for which the average selling price declined, was also a contributing factor in the decline in Legacy Systems revenue. The decline in both our MIPS/IRIX-based servers and graphics systems revenue in the second quarter and first six months of fiscal 2006 compared with the corresponding periods in fiscal 2005 was principally due to reduced volumes that more than offset increases in average selling prices. Revenue from our remarketed products for the second quarter and first six months of fiscal 2006 increased compared with the corresponding periods in fiscal 2005 primarily due to an increase in sales of both our remarketed MIPS/IRIX-based workstations and graphics systems and our remarketed storage systems.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of SGI and third party products and SGI consulting and managed services.

Revenue from Global Services for the second quarter and first six months of fiscal 2006 decreased $7 million or 9% and $14 million or 9%, respectively, compared with the corresponding periods in 2005. The decline was primarily due to a reduction in our traditional customer support revenue resulting from lower pricing for new contracts generated in the second quarter and first six months of fiscal 2006 compared with previously existing contracts, coupled with a decline in the overall installed base, and to a lesser extent, from a decline in revenue generated from professional services contracts.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
Area	December 30, 2005		December 24, 2004		December 30, 2005		December 24, 2004
Americas	$90	63%	$126	56%	$183	58%	$241	60%
Europe	35	24%	51	23%	76	24%	91	23%
Rest of World	19	13%	46	21%	55	18%	67	17%

Total revenue	144		$223		$314		$399

The shift in geographic revenue mix in the second quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 is primarily attributable to an 83% decline in revenue in Japan. Revenue in Japan for the second quarter of fiscal 2005 included two large transactions to a single customer in Japan, namely SGI Japan, a related party that is also our exclusive distributor in Japan that accounted for 10% of total revenue in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, similar large transactions in Japan did not occur. Geographic revenue mix as a percentage of total revenue in the first six months of fiscal 2006 was relatively consistent with the mix in the corresponding periods in fiscal 2005.

Backlog. Our consolidated backlog at December 30, 2005 was $114 million, up from $88 million at December 24, 2004. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog arose primarily in Europe, with slight decreases experienced in all other regions. The increase in backlog in Europe is primarily associated with significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany, for which approximately 47% of the two orders have been booked. These orders are not expected to be recognized as revenue until fiscal 2008. Backlog increased both within the Products segment, specifically with regard to our Intel/Linux-based Altix servers and for professional services.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we have several longer delivery-cycle contracts as noted above for which a portion of the value is not reflected in our current backlog. These orders are currently scheduled to ship outside the time provided in our bookings policy and are not expected to be recognized as revenue until fiscal 2008. These orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

Overall, gross profit margin for the second quarter and the first six months of fiscal 2006 increased from 37.5% to 41.6% and from 36.8% to 39.6%, respectively, compared with the corresponding periods of fiscal 2005. This improvement was primarily due to an improvement in service gross profit margin, offset in part by a decline in product and other gross profit margin.

Product and other gross profit margin for the second quarter and first six months of fiscal 2006 decreased 1.6 percentage points and 2.2 percentage points, respectively, compared with the corresponding periods in fiscal 2005. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in the second quarter and first six months of fiscal 2006 compared with the corresponding periods in fiscal 2005. In addition, we continue to see a shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. The decline in product and other gross profit margin for the second quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 was offset in part by fewer large low margin transactions, which are typically negotiated with high discount rates due to very competitive bidding processes.

Service gross profit margin for the second quarter and first six months of fiscal 2006 increased 10.7 percentage points and 8.6 percentage points, respectively, compared with the corresponding periods in fiscal 2005. The improvements in service gross profit margins primarily resulted from the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures coupled with improved margins on professional services contracts.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Research and development	$21	$25	$44	$48
% of total revenue	14%	11%	14%	12%
Selling, general, and administrative	$57	$63	$117	$126
% of total revenue	40%	28%	37%	32%
Other	$10	$5	$17	$8
% of total revenue	7%	2%	6%	2%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the second quarter of fiscal 2006 decreased by 11% from the corresponding period of fiscal 2005, but increased as a percentage of total revenue from 39% to 54%. Operating expenses, excluding other operating expenses, for the first six months of fiscal 2006 decreased by 7% from the corresponding period of fiscal 2005, but increased as a percentage of total revenue from 44% to 51%. The decline in operating expenses was primarily attributable to lower headcount resulting from our restructuring activities and through employee attrition and from the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels. Although we expect to realize significant long-term cost savings as a result of our restructuring actions, the savings reflected in our operating expenses in the second quarter and first six months of fiscal 2006 were partially offset by $6 million and $9 million respectively, in professional advisory fees incurred in connection with our cost reduction initiatives. The decrease in our operating expenses was also mitigated by the fact that our accounting calendar had 27 weeks during the first six months of fiscal 2006 compared with 26 weeks during the first six months of fiscal 2005.

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

Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the second quarter and first six months of fiscal 2006 include the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), we recognized share-based employee compensation expense of $0.7 million and $1.7 million during the second quarter and first six months of fiscal 2006, which primarily affected our reported research and development and selling, general, and administrative expenses. We respectively calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of December 30, 2005, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $2 million, which we expect will be recognized over a weighted-average period of 2.3 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Research and Development Expense. Research and development expense for the second quarter and first six months of fiscal 2006 decreased $4 million or 16% and $4 million or 8%, respectively, compared with the corresponding periods of fiscal 2005. For the second quarter and first six months of fiscal 2006 compared with the corresponding periods of fiscal 2005, the impact of a 12% and 9%, respectively, reduction in headcount and lower information technology-related costs were offset in part by increased materials and outside services costs. We will continue to focus our research and development investments towards potential growth areas, including investments in our Altix family of servers and the new Prism family of Intel/Linux visualization products, while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the second quarter and first six months in fiscal 2006 decreased by $6 million or 9% and $8 million or 7%, respectively, compared with the corresponding periods of fiscal 2005 primarily due to a 21% and 17%, respectively, reduction in headcount and other cost savings measures, offset in part by an increase of $6 million and $9 million, respectively, in professional advisory fees incurred in connection with our cost reduction initiatives.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense of $10 million and $5 million for the second quarters of fiscal 2006 and fiscal 2005, respectively, represented the costs of our restructuring plans. Other operating expense for the second quarter of fiscal 2006 includes a $4 million charge for severance costs, accretions expense of $2 million associated with our fiscal 2004 Mountain View, California headquarters relocation and a $4 million charge for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our current U.S. corporate headquarters that is in the process of being vacated. As a result of the restructuring actions we have undertaken through December 30, 2005, we anticipate operating cash outflows of $3 million through fiscal 2006 for severance and related charges and $79 million through fiscal 2014 for facilities related expenditures, which is net of estimated sublease income of $103 million. See Note 3 to our condensed consolidated financial statement in Part I, Item 1 of this Form 10-Q for further information regarding our restructuring activities.

Other operating expense was $17 million and $8 million for the first six months of fiscal 2006 and 2005, respectively. Other operating expense for the first six months of fiscal 2006 represented a $9 million charge for severance costs, accretion expense of $4 million associated with our fiscal 2004 Mountain View, California headquarters relocation and a $4 million charge for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our U.S. corporate headquarters that is in the process of being vacated. During the first six months of fiscal 2005, we recorded non-cash accretion expense of $6 million related to the relocation of our Mountain View, California headquarters and costs of $3 million related to the relocation of our facility in the United Kingdom. See Note 3 to the Condensed Consolidated Financial Statements for further information about these activities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 24, 2004	December 30, 2005	December 24, 2004
Interest expense	$(4,028)	$(3,856)	$(7,503)	$(8,992)

Investment gain (loss)	$—	$31	$(227)	$31
Foreign exchange gain	404	443	243	1,338
Miscellaneous (expense) income	(677)	708	(949)	(617)
Interest income	475	278	775	672

Interest and other income (expense), net	$202	$1,460	$(158)	$1,424)

Income (loss) from Equity Investment	$1,601	$(1,328)	$133	$(1,558)

Interest Expense. Interest expense remained relatively constant from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. Interest expense decreased from $9 million for the first six months of fiscal 2005 to $8 million in the first six months of fiscal 2006 primarily as a result of interest expense incurred on various non-debt transactions in the ordinary course of business offset in part by fluctuations in the amount of interest expense associated with our outstanding debt.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items.

Income (Loss) from Equity Investment. Income (loss) from equity investment represents our share of the results of operations of SGI Japan.

Provision for Income Taxes

Our net provision for income taxes of $0.8 million for the first six months of fiscal 2006 arose principally from net income taxes payable in foreign jurisdictions and a net increase to our reserves for taxes and related interest in various jurisdictions for historic tax exposures, partially offset by a refund of state income taxes paid in prior years. Our net benefit for income taxes of $5 million for the first six months of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years and a reduction in foreign tax exposures, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

Cash Balances. At December 30, 2005, our unrestricted cash and cash equivalents and marketable investments totaled $66 million, compared with $64 million at June 24, 2005. At December 30, 2005 and June 24, 2005, we also held $47 million and $40 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The increase in our cash and cash equivalents compared with June 24, 2005 is primarily the result of cash provided by our borrowings, offset in part by cash used in our operations and from investment activities during the first six months of fiscal 2006.

Cash Consumption Trends. Primarily as a result of net losses, operating activities from continuing operation used $25 million during the first six months of fiscal 2006, compared with using $30 million during the same period of fiscal 2005. The negative operating cash flows from continuing operations in the first six months of fiscal 2006 were primarily due to our net losses and low revenue levels. We generated $23 million from our accounts receivable during the first six months of fiscal 2006, this was more than the $3 million that was generated during the same period of fiscal 2005. During the first six months of fiscal 2006, our inventory decreased $8 million compared to the $11 million increase in inventory reported in the first six months of fiscal 2005. Our accounts payable declined $7 million in the first half of fiscal 2006 while it increased $12 million in the same period of fiscal 2005. During the first six months of fiscal 2006, our accrued compensation decreased $10 million compared to the $2 million increase in accrued compensation in the same period of fiscal 2005.

Investing activities, other than changes in available-for-sale and restricted investments, used $4 million in cash during the first six months of fiscal 2006, compared with using $6 million in cash during the same period of fiscal 2005. Principal investing activities in the first six months of fiscal 2006 primarily consisted of purchases of property and equipment of $3 million. Principal investing activities in the first six months of fiscal 2005 primarily consisted of purchases of property and equipment of $7 million.

Financing activities provided $38 million in cash during the first six months of fiscal 2006, compared with using $9 million during the same period of fiscal 2005. During the first six months of fiscal 2006, we received proceeds of $35 million from borrowings against our new term loan, $2 million from stock issued under our employee stock purchase plan (ESPP) and $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt. During the first six months of fiscal 2005, the principal use of cash for financing activities was the repayment of $13 million of our debt.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At December 30, 2005, our principal sources of liquidity included unrestricted cash and marketable investments of $66 million, up from $64 million at June 24, 2005. Our unrestricted cash and marketable investments at December 30, 2005 included borrowings of $35 million against the term loan portion of our credit facility. Currently, we expect to consume cash from operations through at least the third quarter of fiscal 2006. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales being consummated in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. It is essential to our operating plan for fiscal 2006 that our restructuring plan yields its anticipated savings and we meet the goals of our credit agreement for fiscal 2006.

Credit Arrangements. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility provides for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under our credit facility is determined weekly based on the value of working capital items, real estate and intellectual property. Our facility is secured by substantially all of the assets of SGI and its domestic subsidiaries (“the Borrowers”) and, together with the indentures governing our Senior Secured Notes, includes covenants for minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the facility and the indentures governing our Senior Secured Notes also limit the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock, or prepay or repurchase debt obligations. Our credit facility is subject to acceleration upon various events of default and failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in the predecessor credit facility. In each case, we received a waiver of compliance from the lender.

During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan and on February 3, 2006, borrowed the remaining $15 million. We currently use our revolving line of credit under this facility to support letters of credit, including the $47 million in letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California and to support our current operations. Although we were in compliance with all the covenants contained in this credit facility as of December 30, 2005, we cannot be certain that we will be able to maintain compliance with all of the covenants or that this additional financing will be adequate to meet our requirements or achieve our objectives.

At both December 30, 2005 and June 24, 2005, we had outstanding $191 million, in aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million in aggregate principal amount of convertible subordinated debentures, due in 2011. Our Senior Secured Notes contain a covenant that limits our ability to incur indebtedness to banks and other institutional lenders in excess of $100 million, including any indebtedness under our credit facility. Including the letters of credit issued under our credit facility described above, at December 30, 2005, we had maximum potential future payments of $48 million related to financial guarantees for which we are the guarantor, but we do not expect our ultimate obligations under these guarantees to be material to our financial position, results of operations, or cash flows.

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

A default entitling acceleration under the indenture for the 2011 debentures would trigger an event of default under our credit facility. In such an event, we might be required to deposit an amount equal to the difference between our then current restricted cash deposits with the lender and the full amount of the letters of credit secured by the facility. At December 30, 2005, this amount would have been $40 million. Acceleration of the maturity of the 2011 debentures would trigger an event of default under lease agreements with respect to the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. In such an event, our landlords may have the right to exercise various remedies under the related leases, including, without limitation, eviction, lease termination, assertion of claims for accelerated rents, and draws against the outstanding letters of credit (which may include recovery of free rent for prior periods). We have reviewed the claimed default with the counterparties under our credit facility and these lease agreements and requested that they refrain from exercising any rights they may have arising from the claimed default. We are not aware that any of the counterparties under these agreements intend to take any action at this time. Our Senior Secured Notes do not contain similar provisions.

Restructuring Activities and Additional Capital. In the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to advise us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity. See “—Overview—Further Restructurings to Reduce Expenses”.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for fiscal 2006. While we are implementing initiatives developed in conjunction with AlixPartners LLC aimed at improving revenue and margins for our core systems products we expect to continue consuming cash from operations through at least the third quarter of fiscal 2006. Our new credit facility significantly improves our liquidity position. However, these new funds and our current sources of liquidity will only be adequate for our fiscal 2006 operating needs if our restructuring plan yields its anticipated savings and we meet the goals of our credit agreement for fiscal 2006. If we fail to achieve these objectives, we will likely consume additional cash in our operations, which would further impair our liquidity. If we are unable to achieve our objectives, we would consider alternatives for ensuring the continued operation of our business. These could include further reductions in headcount and in the scope of our operations, generating cash from licensing intellectual property, and seeking funding from marketing partners and government customers. See “—Risks That Affect Our Business”.

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

Contractual Obligations

During the first six months of fiscal 2006, there were two material changes to our contractual obligations. In December 2005, we renegotiated license fee arrangements and reduced our obligations by $2.6 million over the next three years. In October 2005, we entered into a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides for increased credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The outstanding debt on the term loan at December 30, 2005 was $35 million, of which $1 million was short term and the balance will be due in 2007. In addition, on February 3, 2006, we borrowed the remaining $15 million of the term loan portion of the facility. See Note 9 to our Notes to the Condensed Consolidated Financial Statements for the terms and conditions of this credit facility. There were no other material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected in our condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe there have been no significant changes during the six months ended December 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our fiscal 2005 Form 10-K, except as noted below.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Risks That Affect Our Business

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At December 30, 2005, our principal source of liquidity was unrestricted cash and marketable investments of $66 million, down from $106 million at December 24, 2004. Our unrestricted cash and marketable investments at December 30, 2005 included borrowings of $35 million against the term loan portion of our credit facility. We expect to continue to consume cash from operations through at least the third quarter of fiscal 2006. Our cash levels fluctuate significantly within each quarter and are at their highest at the end of the quarter. See “—Financial Condition”.

To seek to improve our liquidity, we are developing and implementing a restructuring program aimed at substantial expense reductions and a revenue generation initiative aimed at reversing the decline in our revenues. As part of this program, on October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides availability of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan portion of this facility and on February 3, 2006, borrowed the remaining $15 million. Although we were in compliance with all the covenants contained in this credit facility as of December 30, 2005, we cannot be certain that we will be able to maintain compliance with all of the covenants or that this additional financing will be adequate to meet our requirements or achieve our objectives. In addition, our operating goals include returning to profitability in the second half of fiscal 2006, requiring us to achieve significant year-over-year revenue growth in that period while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “—Financial Condition”.

We require varying amounts of cash during each fiscal quarter in order to pay our vendors, employee salaries and to operate our business generally, including the requirement to adequately capitalize our network of domestic and international subsidiaries. If we fail to reduce the cash consumed by operations on a timely basis, we may not have the cash resources required to run our business. The uncertainty related to our liquidity and continued viability has been a source of concern for some customers, vendors and partners, and has contributed to the challenges we face in seeking to reverse the decline in revenues. If customers lose confidence in our ability to supply their needs in a consistent and reliable manner or continue as a going concern, they may not renew their contracts or provide us with new business. In addition, to help maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We could face substantial liquidity pressure if significant vendors or others with whom we do business were to change the payment terms under which we operate. These pressures could force us to seek protection under bankruptcy laws. If we are forced to seek bankruptcy protection, the holders of our common stock may not be able to realize any remaining value in their shares and the holders of our debt securities may realize less than the principal amount of those securities.

Our on-going restructuring activities may not reduce our losses and cash consumption. We have implemented several expense-related restructurings in recent years. In addition, in September 2005, we began to implement a restructuring plan aimed at further substantial expense reductions. See “—Overview—Further Restructurings to Reduce Expenses”. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish their intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We may not achieve our operating goals and may not be in compliance with debt covenants. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides availability of up to $100 million consisting of a $50 million revolving line of credit and a term loan of $50 million. Our credit facility may be deemed to be in default and be accelerated if we fail to meet certain financial and other covenants. The credit facility also permits the lenders to decline future extensions of credit if a material adverse change occurs. See “—Financial Condition”. During each quarter of fiscal 2005 and on several occasions during fiscal 2003 and 2004, we were in violation of financial or administrative covenants under our prior credit facility for which, in each case, we received a waiver from the lender. In addition, we were in violation of the EBITDA covenant under the prior facility as of September 30, 2005; however, this covenant was amended in conjunction with this new credit facility and no waiver was required. Although we were in compliance with all the covenants contained in this credit facility as of December 30, 2005, there can be no assurance that a waiver will be available on acceptable terms in the event of a future default. If we were unable to obtain a necessary waiver, we would be required to deposit an amount equal to the difference between our then current unrestricted cash deposits and the full amount of the letters of credit secured by the facility. If a default is not waived, we may not be able to obtain alternative financing on acceptable terms. In addition, our two series of outstanding secured notes contain covenants, including restrictions on our ability to incur additional debt. See Note 11 to the consolidated financial statements to this Form 10-Q. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

We are operating under new leadership that will cause strategic and operational changes in our business. On January 27, 2006, we appointed Mr. Dennis McKenna as our new President and Chief Executive Officer in order to effectuate the turnaround of our business. In addition, our Board of Directors appointed Mr. McKenna as a director and Chairman of the Board on February 1, 2006. We are currently in a transition period as a result of this leadership change. Although we have not yet announced any material changes to our overall business strategy or operations, we expect to have strategic or operational changes to our business in the future and we cannot assure you that such strategic or operational changes, if any, will lead to an improvement of our business and financial condition. There can also be no assurance that any such strategic or operational changes will not lead to a further deterioration of our business or financial condition.

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

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In October 2004, we expanded our advanced graphics product line with the introduction of Silicon Graphics Prism, visualization systems based on Linux, Itanium 2, and our scalable graphics technology. Our Linux-based systems sales declined by 52% in second quarter of fiscal 2006 compared with the corresponding period in fiscal 2005. Risks associated with these newer product families include dependence on Intel in terms of price, supply, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 processor family; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

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

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of Intel’s Itanium 2 processor family. All of our core products are based on Intel’s Itanium 2 architecture and we have cooperated with Intel in creating products optimized for this architecture. Intel’s Itanium processors have been facing increased competition from other processors, such as AMD Opteron™ processors. In addition, Intel announced delays in the development and launch of several processors of its Itanium 2 processor family. Our product strategy and business depend on the continued availability and competitiveness of the Itanium 2 processor family and would be adversely affected by any further delays and/or discontinuance of this processor family. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that Intel’s Itanium 2 processors be competitive as to performance as well as price. Although it would be possible to migrate our products to the architecture of another processor, the migration may be expensive, time consuming and cause disruptions to our customers.

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

We are increasingly dependent on our partners. Our strategy of developing system products based on industry-standard technologies has increased our dependence on Intel and other partners. It is therefore important that we receive appropriate technical cooperation from Intel and other partners, and that the products from these partners continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our Altix and Prism families depend on the continued availability, performance and price/performance of the Intel Itanium 2 processor family. Our financial performance and business prospects would be adversely affected if Intel were to reduce its support for the Itanium 2 line, including its willingness to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity. Intel’s plans in this regard could be affected by decisions of other system vendors with respect to their ongoing commitment to the Itanium 2 platform.

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

Our dependence on third party partners and suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis. We rely on both single source and sole source suppliers for many of the components we use in our products. For example, we utilize the Intel Itanium 2 processors in our Altix family of servers and superclusters and our Prism graphics system and have designed our system architecture to optimize performance using this processor. The Itanium 2 processor family is available only from Intel. If we were to utilize an alternative microprocessor, the transition would require an alternative design, which would be costly and cause significant delays in the development of future products, adversely affecting our business and operating results.

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

A portion of our business requires security clearances from the U.S. government. We have implemented measures to maintain our clearances in light of the fact that our Vice Chairman and former Chief Executive Officer, Robert Bishop, is an Australian citizen. These arrangements are subject to periodic review by customer agencies and the Defense Security Service of the Department of Defense.

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

Our common stock and other securities have been delisted from the New York Stock Exchange and are only traded on the over-the-counter securities market. This may adversely affect our future access to the capital markets. Our securities were suspended from trading on the NYSE on November 7, 2005, and were delisted from the NYSE effective as of January 13, 2006. Since the date of suspension, our common stock has been traded on the over-the-counter securities market under the symbol SGID and is currently quoted on the OTC Bulletin Board. This has adversely affected the market price of our common stock and 6.5% Senior Secured Convertible Notes and may adversely impact our future liquidity and access to the capital markets.

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

Compliance or the failure to comply with environmental laws could impact our future net earnings. Certain of our products and operations are regulated under various laws in the US, Europe and other parts of the world relating to the environment, including laws and regulations that can limit the use of certain substances in our products or require us to recycle our products when they become waste. While it is our policy to ensure that our operations and products comply with all environmental laws at all times any failure to so comply with environmental laws or customer requirements relating to such laws could require us to stop producing or selling certain products, recall noncompliant products, or otherwise incur substantial costs in order to acquire costly equipment or make other operational changes in order to achieve compliance. Although environmental costs and liabilities have not materially affected us to date, due to the nature of our operations and legal developments affecting our products and operations, environmental costs and liabilities could have a material adverse affect on our business and financial position in the future.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We track regulatory developments that may impact our business and devote substantial resources toward developing strategies for compliance with new requirements as they are enacted.

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including the European Union Directive on the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union starting July 1, 2006. If we are unable to complete all required product changes prior to July 1, 2006, RoHS could adversely affect our sales into the European Union and subject us to penalties as well as contractual and other liabilities. In addition, we may face significant costs and liabilities in connection with product take-back legislation, such as the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”), which makes producers of electrical and electronic equipment, including computers, responsible for the collection, recycling, treatment and disposal of past and future covered products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. These and other environmental laws may become stricter over time and require us to incur substantial compliance costs. RoHS and WEEE are in the process of being implemented by individual countries in the European Union and it is likely that each jurisdiction will implement, interpret or enforce RoHS and WEEE somewhat differently. In addition, final guidance from individual jurisdictions may impose different or additional responsibilities on us. Our failure to comply with WEEE and ROHS, contractual obligations relating to WEEE and RoHS or other environmental laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our U.S. income tax returns for fiscal years 2002 to 2004 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. The current settlement proposals may result in a significant tax credit. We are currently being audited for state sales and use tax matters for the years 2001 through 2005 in Wisconsin and Minnesota. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant tax credit. Our tax reserves associated with these historic Canadian federal tax returns have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations, or cash flows within the next twelve months.

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

On August 10, 2005, we filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($5.4 million based on the conversion rate as of December 30, 2005). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($10.7 million based on the conversion rate as of December 30, 2005), which exceeds our contractual limit of liability of €2 million ($2.4 million based on the conversion rate as of December 30, 2005). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($4.5 million based on the conversion rate as of December 30, 2005) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

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

Item 5. Other Information

We currently have a two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The facility provides for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. At December 30, 2005, we had borrowings against the term loan of $35 million. On February 3, 2006, we borrowed the remaining $15 million against the loan.

The disclosure set forth in Notes 9 and 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Amendment dated November 18, 2005 to the Third Amended and Restated Credit Agreement, dated as of October 24, 2005, among Silicon Graphics, Inc., Silicon Graphics Federal, Inc., Silicon Graphics World Trade Corporation, Wells Fargo Foothill, Inc. and Ableco Finance LLC.

10.2	Amended and Restated 1993 Long-Term Incentive Stock Plan.

10.3	Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan.

10.4	Amended and Restated 1998 Employee Stock Purchase Plan

10.5	Form of Restricted Stock Agreement

10.6	Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated January 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 2, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis McKenna and Jeffrey V. Zellmer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2006	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Jeffrey Zellmer
Jeffrey Zellmer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kathy Lanterman
Kathy Lanterman Vice President and Corporate Controller (Principal Accounting Officer)