Form 10-Q
period 2006-03-31
SILICON GRAPHICS INC
filed 2006-10-16
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission File Number 1-10441

SILICON GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2789662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Crittenden Lane, Mountain View, California 94043-1351

(Address of principal executive offices) (Zip Code)

(650) 960-1980

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 15, 2006, there were 274,247,196 shares of Common Stock outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Origin, Onyx, IRIX, Silicon Graphics Fuel, SGI, and Tezro are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group in the U.S. and other countries. Intel and Itanium are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux is a registered trademark of Linus Torvalds in several countries. Red Hat and all Red Hat-based trademarks are trademarks or registered trademarks of Red Hat, Inc. in the United States and other countries. All other trademarks mentioned herein are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Product and other revenue	$42,601	$78,788	$178,466	$288,379
Product revenue from related party	3,832	6,527	25,497	40,201
Service revenue	59,129	73,925	199,134	229,169

Total revenue	105,562	159,240	403,097	557,749

Costs and expenses:
Cost of product and other revenue	35,042	58,992	141,111	214,557
Cost of service revenue	33,185	45,291	108,791	141,561
Research and development	20,838	24,342	65,457	72,471
Selling, general and administrative	51,336	61,025	168,828	186,612
Impairment of goodwill	8,386	—	8,386	—
Other operating expenses, net (1)	11,550	14,294	28,849	22,659

Total costs and expenses	160,337	203,944	521,422	637,860

Operating loss	(54,775)	(44,704)	(118,325)	(80,111)

Interest expense	(4,824)	(3,706)	(12,327)	(12,698)
Interest and other income (expense), net	532	2,345	506	2,211

Loss from continuing operations before income taxes	(59,067)	(46,065)	(130,146)	(90,598)

Income tax benefit	5,112	1,564	4,328	7,019

Net loss from continuing operations	(53,955)	(44,501)	(125,818)	(83,579)

Discontinued operations:
Net loss from discontinued operations, net of tax	—	—	—	(276)

Net loss	$(53,955)	$(44,501)	$(125,818)	$(83,855)

Net loss per share – basic and diluted:
Continuing operations	$(0.20)	$(0.17)	$(0.47)	$(0.32)
Discontinued operations	—	—	—	(0.00)

Net loss per share – basic and diluted	$(0.20)	$(0.17)	$(0.47)	$(0.32)

Weighted-average common shares outstanding – basic and diluted	270,486	264,043	268,635	262,856

(1)	Represents estimated restructuring costs and charges associated with changes in the estimated useful lives of certain fixed assets in each of the three- and nine-month periods ended March 31, 2006 and estimated restructuring costs in each of the three- and nine-month periods ended March 25, 2005.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Mar. 31, 2006	June 24, 2005
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$54,257	$64,247
Short-term marketable investments	601	39
Short-term restricted investments	25,558	39,757
Accounts receivable, net of allowance for doubtful accounts of $3,927 at Mar. 31, 2006 and $2,227 at June 24, 2005	58,035	93,335
Inventories	71,911	75,662
Prepaid expenses	6,980	5,666
Other current assets	39,595	37,765

Total current assets	256,937	316,471

Restricted investments	15,492	413
Property and equipment, net of accumulated depreciation and amortization	37,134	56,257
Goodwill	4,515	12,901
Other non-current assets, net	58,184	66,103

	$372,262	$452,145

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$58,517	$58,075
Accrued compensation	25,384	34,062
Income taxes payable	2,426	2,689
Other current liabilities	49,454	56,260
Current portion of deferred revenue	123,329	98,305
Current portion of restructuring liability	19,332	16,270
Current portion of long-term debt	38,293	1,820

Total current liabilities	316,735	267,481

Long-term debt	253,078	261,992
Non-current portion of deferred revenue	48,458	36,188
Other non-current liabilities	65,712	77,672

Total liabilities	683,983	643,333

Stockholders’ deficit:
Common stock $.001 par value, and additional paid-in capital; 750,000,000 shares authorized; 274,887,761 and 274,247,196 shares issued and outstanding, respectively	1,562,872	1,555,033
Accumulated deficit	(1,847,826)	(1,721,981)
Treasury stock	(6,760)	(6,792)
Accumulated other comprehensive loss	(20,007)	(17,448)

Total stockholders’ deficit	(311,721)	(191,188)

	$372,262	$452,145

(1)	The condensed consolidated balance sheet at June 24, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005
Cash flows from operating activities of continuing operations:
Net loss	$(125,818)	$(83,855)
Loss on disposition of discontinued operations	—	276

Net loss from continuing operations	(125,818)	(83,579)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,040	46,510
Amortization of premium and discount on long-term debt, net	(2,804)	(2,938)
Impairment of goodwill	8,386	—
Share-based compensation expense	2,174	—
Other	194	(2,166)

Changes in operating assets and liabilities:
Accounts receivable	35,300	25,418
Inventories	(5,067)	(34,305)
Accounts payable	442	13,147
Accrued compensation	(8,678)	(3,317)
Deferred revenue	35,994	11,959
Other assets and liabilities	(13,151)	(11,035)

Total adjustments	89,830	43,273

Net cash used in operating activities of continuing operations	(35,988)	(40,306)

Cash flows from investing activities of continuing operations:
Purchases of marketable investments	(562)	—
Proceeds from the maturities of marketable investments	—	1,910
Restricted investments:
Purchases	(33,468)	(57,546)
Maturities	32,588	50,105
Purchases of property and equipment	(5,728)	(11,847)
Decrease (increase) in other assets	(20)	(2,858)

Net cash used in investing activities of continuing operations	(7,190)	(20,236)

Cash flows from financing activities of continuing operations:
Payments of debt principal	(20,497)	(17,516)
Proceeds from debt financing	50,000	2,711
Net proceeds from financing arrangements	813	3,967
Proceeds from employee stock plans	2,872	—

Net cash provided by (used in) financing activities of continuing operations	33,188	(10,838)

Net decrease in cash and cash equivalents	(9,990)	(71,380)
Cash and cash equivalents at beginning of period - continuing operations	64,247	154,855

Cash and cash equivalents at end of period - continuing operations	$54,257	$83,475

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

SGI is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and that provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” from mining a company’s databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic time-frame and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of industries including defense and intelligence, sciences, engineering analysis, and enterprise data management.

2. Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), Silicon Graphics, Inc. (the “Company”) and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc., and WTI-Development, Inc. Certain subsidiaries of Silicon Graphics consisting principally of international subsidiaries, are not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remain in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

We have sought and obtained Court approval through our “first day” and subsequent motions to pay certain foreign vendors, meet our pre- and post-petition payroll obligations, maintain our cash management systems, pay our taxes, continue to provide employee benefits, honor certain pre-petition customer programs, and maintain our insurance programs. In addition, the Court has approved certain trading notification and transfer procedures designed to allow restrictions in the trading of our common stock (and related securities) which could negatively impact our accrued net operating losses and other tax attributes.

On May 10, 2006, SGI, Silicon Graphics Federal, Inc. and Silicon Graphics World Trade Corporation (collectively, the “Borrowers”) entered into a Post-Petition Loan and Security Agreement (the “Interim DIP Agreement”) dated as of May 8, 2006 with Quadrangle Master Funding Ltd., Watershed Technology Holdings, LLC and Encore Fund, L.P. (collectively, the “Interim DIP Lenders”). The Interim DIP Agreement provided $70 million of debtor-in-possession (“DIP”) financing (the “$70 million DIP Financing”) to the Borrowers secured by certain of the borrowers’ assets. The interest rate under the Interim DIP Agreement was the per annum rate equal to the greater of (i) the rate of interest published in the Wall Street Journal from time to time as the “Prime Rate” plus seven percentage points or (ii) 250 basis points higher than the rate at which cash interest was then payable under the Company’s pre-petition credit agreement, provided that upon an event of default, the then current interest rate under the Interim DIP Agreement would be increased by two percentage points.

On May 26, 2006, we reached a settlement with our landlord to restructure our lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) and received Court approval of the settlement on June 15, 2006. This settlement terminated our lease obligations at ATC and terminated our lease obligations for two buildings at CTC as of June 30, 2006. It also amended our lease obligations for a third building at CTC. Pursuant to the agreement, we vacated the two buildings at CTC by June 30, 2006 and plan to vacate our third building by December 31, 2006.

In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement (the “DIP

Agreement”) with Morgan Stanley Senior Funding, Inc., (the “Administrative Agent”), Wells Fargo Foothill, Inc., the Interim DIP Lenders and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $130 million of debtor-in-possession financing (the “$130 million DIP Financing”). The Post-Petition Loan and Security Agreement was approved by the Court on June 26, 2006. The Order approving the Post-Petition Loan and Security Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of up to $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, superpriority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein.

At a hearing held on July 27, 2006, the Court approved the Company’s Disclosure Statement, ruling that it contained adequate information for soliciting creditor approval of the Company’s Plan of Reorganization. At a hearing held on September 19, 2006, the Court confirmed the Company’s Plan of Reorganization, as amended (the “Plan”). This Confirmation Order became a Final Order on October 2, 2006. We expect to emerge in October 2006 subject to the remaining conditions precedent to emergence:

•	The conditions precedent to the effectiveness of the Exit Facility and the Backstop Commitment Agreement are satisfied or waived by the parties thereto and the Reorganized Debtors have access to funding under the Exit Facility;

•	Allowed General Unsecured SGI Federal Claims and Allowed General Unsecured SGI World Trade Claims shall not aggregate more than $1 million;

•	All actions, agreements, instruments or other documents necessary to implement the terms and provisions of the Plan are effected or executed and delivered, as applicable; and

•	All authorizations, consents and regulatory approvals, if any, required by the Debtors in connection with the consummation of the Plan are obtained and not revoked.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under the Plan.

Under the Bankruptcy Code, the Debtors also have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, immediately prior to the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor’s estate for damages.

For the duration of the Chapter 11 Cases, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of our businesses and of our assets.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly- and majority-owned subsidiaries (both Debtor and Non-Debtor). The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 filed with the Securities and Exchange Commission. During the first nine months of fiscal 2006, our accounting calendar had 40 weeks compared with 39 weeks during the first nine months of fiscal 2005.

Our ability, both during and after the Chapter 11 Cases, to continue as a going-concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) the consummation of a plan of reorganization under the Bankruptcy Code; and (v) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities in the financial statements and the accompanying notes. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies, among others. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates.

The Company has not made any adjustments or reclassifications in the financial statements that will be required in future financial statements in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under SOP 90-7, we will report separately pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. In addition, the Chapter 11 filings represent an additional triggering event that required an additional evaluation of long–lived assets, intangibles and other assets to determine the impairment in a post-petition operating environment. We have performed an impairment analysis, the results of which have been reflected in our results for the third quarter of fiscal 2006. See Note 10.

4. Share-Based Compensation

Share-based Compensation Plans

During the nine-month period ended March 31, 2006 and for the three preceding fiscal years, we had three active share-based compensation plans, and two Board approved share-based agreements as described below. Our accounting for stock-based compensation is as of the periods indicated and will continue to be recorded in our results of operations during our bankruptcy proceedings. Under the Plan, all of our existing common stock, stock options, and restricted stock awards will be cancelled upon confirmation of the Plan by the Court and our exit from Chapter 11, and will receive no recovery.

Our Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) permits the grant to our employees of up to 3,800,000 restricted shares of our common stock and up to 30,938,808 of share options on our common stock. The 1993 Plan also permits the issuance of stock appreciation rights (“SARs”). Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting may be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right. Currently, there are no shares of restricted stock subject to repurchase under this plan.

Our Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permits the grant of shares of our common stock or equivalent instruments to our employees (which may be subject to conditions and restrictions) and/or of share options on up to a total of 22,500,000 shares of our common stock. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments. Vesting may be accelerated if there is a change in control of SGI and the successor corporation does not assume or issue an equivalent share right. Currently, there are no shares of restricted stock subject to repurchase under this plan.

Our Amended and Restated 1998 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning or the end of the six month purchase period. Purchases are limited to 10% of each employee’s compensation and cannot exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On January 26, 2006, the Board approved certain minor amendments to the 1993 Plan, 1996 Plan and ESPP required to qualify the grant of options and issuance of shares under the plans under applicable state securities laws.

On February 1, 2006, the Company entered into an agreement to issue 5,368,044 non-qualified stock options to Dennis McKenna, President, Chief Executive Officer, and Chairman of the Board. These options will cliff vest 25% on February 1, 2007 and then in equal quarterly installments over the remaining 36 months. The exercise price is $0.35 per share and it will expire in seven years from the date of grant. The terms of this option are similar to the 1993 Plan described above and vesting of these options may be accelerated on the conditions set forth in the employment agreement dated January 27, 2006. Currently, all 5,368,044 shares will be cancelled upon emergence from bankruptcy and will receive no recovery.

On February 1, 2006, the Company entered into an agreement to issue 2,684,022 shares of restricted common stock to Dennis McKenna, President, Chief Executive Officer, and Chairman of the Board. Under the terms of this original agreement, shares were to vest and become non-forfeitable in equal quarterly installments over the first two years from February 1, 2006. Pursuant to an amendment to this agreement dated April 17, 2006, three quarters of the restricted shares will become vested and non-forfeitable on December 31, 2006 and the remaining quarterly installment will become vested and non-forfeitable as provided in the agreement beginning on February 1, 2007. During the vesting period, ownership of the shares cannot be transferred. The unvested shares have voting rights as other common stock and are considered to be currently issued and outstanding. Currently, all 2,684,022 shares are subject to repurchase under this agreement, will be cancelled upon emergence from bankruptcy and will receive no recovery.

Adoption of SFAS 123(R)

Effective June 25, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share-Based Payment, using the modified-prospective transition method and therefore we have not restated our financial results for prior periods. Under that transition method, compensation cost recognized in the three and nine months ended March 31, 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for the fair values of these options and awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these options and awards.

Compensation Costs

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized on our statement of operations for these share-based compensation arrangements were as follows for the three- and nine-month periods ended March 31, 2006 (in thousands):

	Three Months Ended Mar. 31, 2006	Nine Months Ended Mar. 31, 2006
Share-based compensation cost included in:
Cost of product and other revenue	$14	$93
Cost of service revenue	39	259
Research and development	112	643
Selling, general, and administrative	344	1,179

Total share-based compensation cost	509	2,174

Income tax benefit recognized	—	—

	$509	$2,174

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory and fixed assets during the three- and nine-month periods ended March 31, 2006. There were no cash proceeds from the exercise of stock options for the three-month period ended March 31, 2006. Net cash proceeds from the exercise of stock options was $0.4 million for the nine-month period ended March 31, 2006. No income tax benefit was realized from stock option exercises during the nine-month period ended March 31, 2006. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

The following table presents the pro forma effect on net loss from continuing operations and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our share-based compensation arrangements during the three- and nine-month periods ended March 25, 2005 (in thousands, except per share amounts):

	Three Months Ended Mar. 25, 2005	Nine Months Ended Mar. 25, 2005
Net loss from continuing operations, as reported	$(44,501)	$(83,579)
Add:
Stock-based employee compensation expense included in net loss from continuing operations	28	45
Deduct:
Stock-based employee compensation expense determined under fair value method	(1,851)	(4,966)

Net loss from continuing operations, pro forma	$(46,324)	$(88,500)

Net loss per share from continuing operations — basic and diluted:
As reported	$(0.17)	$(0.32)

Pro forma	$(0.18)	$(0.34)

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

Valuation of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. For purposes of performing our valuation, we separated our employees into two groups, within which the employees have similar historical exercise behavior; the ranges given below result from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Expected volatility	1.1 –1.1	1.0	1.1 – 1.1	1.0
Expected term (in years)	2.38 – 3.67	2.79	2.64 – 3.67	5.43
Risk-free rate	4.49% – 4.57%	3.61%	4.35% – 4.47%	3.90%
Expected dividends	0%	0%	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of March 31, 2006 and changes during the first nine months of fiscal 2006 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 24, 2005	35,441	$2.58
Options granted	5,785	$0.37
Options exercised	(746)	$0.54
Options forfeited or expired	(5,771)	$2.62

Options outstanding at March 31, 2006	34,709	$2.25	5.60	$470

Options vested and exercisable at March 31, 2006	24,158	$2.85	5.14	$1

Options expected to vest at March 31, 2006	32,550	$2.33	0.39	$380

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, March 31, 2006, which was $0.437, and the exercise price, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The weighted-average grant-date fair value of options granted during the first nine months of fiscal 2006 and fiscal 2005 were $0.27 and $1.65, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006, was $0.2 million.

As of March 31, 2006, $3.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various option plans is expected to be recognized over a weighted-average period of 3.03 years.

Summary of Restricted Stock Awards

Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no awards released during the three- and nine-month period ended March 31, 2006.

Nonvested restricted stock awards as of March 31, 2006 and changes during the nine months ended March 31, 2006 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 25, 2005	—	$—
Granted	2,684	$0.35
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2006	2,684	$0.35

As of March 31, 2006, there was $0.8 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years.

Employee Stock Purchase Plan

The fair value of each option element of our ESPP is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock. Expected term represents the six-month offering period for our ESPP. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005
Expected volatility	0.72	0.79
Expected term	6 months	6 months
Risk-free rate	3.79%	2.29%
Expected dividends	0%	0%

As of March 31, 2006, we had issued 49,238,398 shares over the life of the ESPP and its predecessor plans. 5,615,464 and 2,985,583 shares were issued during the first nine months of fiscal 2006 and fiscal 2005, respectively. As of March 31, 2006, we had 3,399,545 shares in reserve for future issuance under the plan; however, on January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

A summary of our ESPP share-based compensation plan as of March 31, 2006 and changes during the first nine months of fiscal 2006 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
ESPP outstanding at June 24, 2005	2,454	$0.60
ESPP granted	3,161	$0.34
ESPP exercised	(5,615)	$0.45

ESPP outstanding at March 31, 2006	—	$—	—	$—

ESPP vested and exercisable at March 31, 2006	—	$—	—	$—

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the first nine months of fiscal 2006 and fiscal 2005 were $2.9 million and $4.0 million, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the first nine months of fiscal 2006 and fiscal 2005.

5. Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring, charges associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures related to facilities in the process of being vacated, and operating asset write downs for fixed assets and demonstration units and purchase commitments associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products. These actions, by plan, were as follows during the first nine months of fiscal 2006 (in thousands):

	Balance at June 24, 2005	Costs Incurred	Adjustments	Non-cash Settlements and Other	Cash Payments	Balance at Mar. 31, 2006
Fiscal 2000 plan:
Vacated facilities	$1,282	$—	$9	$—	$(1,291)	$—

Fiscal 2001 plan:
Vacated facilities	1,404	—	(83)	—	(1,321)	—

Fiscal 2002 plan:
Severance and related charges	142	—	—	—	(20)	122
Vacated facilities	329	—	49	—	(187)	191

	471	—	49	—	(207)	313

Fiscal 2003 plan:
Severance and related charges	114	—	(59)	—	(37)	18
Vacated facilities	127	—	99	—	(226)	—

	241	—	40	—	(263)	18

Fiscal 2004 plan:
Severance and related charges	258	—	(241)	—	(16)	1
Vacated facilities	33,489	5,303	77	—	(6,636)	32,233

	33,747	5,303	(164)	—	(6,652)	32,234

Fiscal 2005 plan:
Severance and related charges	1,891	289	(47)	—	(2,075)	58
Vacated facilities	6,482	845	(38)	—	(2,248)	5,041

	8,373	1,134	(85)	—	(4,323)	5,099

Fiscal 2006 plan 1:
Severance and related charges	—	9,194	596	—	(8,691)	1,099
Vacated facilities	—	1,025	7	5,281	(926)	5,387
Accelerated Depreciation	—	4,654	—	(4,654)	—	—

	—	14,873	603	627	(9,617)	6,486

Fiscal 2006 plan 2:
Severance and related charges	—	5,347	—	—	(1,556)	3,791
Vacated facilities	—	303	—	—	(6)	297
Other	—	1,520	—	(1,423)	—	97

	—	7,170	—	(1,423)	(1,562)	4,185

All restructuring plans:
Severance and related charges	2,405	14,830	249	—	(12,395)	5,089
Vacated facilities	43,113	7,476	120	5,281	(12,841)	43,149
Accelerated Depreciation	—	4,654	—	(4,654)	—	—
Other	—	1,520	—	(1,423)	—	97

Total of all restructuring plans	$45,518	$28,480	$369	$(796)	$(25,236)	$48,335

During the first nine months of fiscal 2006, we made $25 million in payments related to all of our restructuring plans and actions, $12 million of which was for severance and related charges and $13 million of which was for vacated facilities obligations, primarily rent. We recognized costs of $29 million, of which $15 million was for severance and related charges, $12 million was for accretion and other costs related to our vacated leased facilities, and $2 million was for operating asset write downs for fixed assets and demonstration units and purchase commitments associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products. We made minor adjustments of $0.4 million to our estimates of severance and related costs and vacated facilities costs associated with all restructuring plans. We recorded $0.8 million in non-cash adjustments. These adjustments included approximately $5 million in charges for the acceleration of depreciation associated with changes in the estimated lives of certain leasehold improvements and furniture and fixtures related to one of our current buildings at our U.S. corporate headquarters that is in the process of being vacated and approximately $1 million of operating asset write downs for fixed assets and demonstration units associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products, offset in part by approximately $5 million of net credits related to the write off of deferred rent, tenant improvement allowances and prepaid rent on vacated facilities.

The restructuring liability balance of $48 million at March 31, 2006 includes $43 million of facility-related liabilities and $5 million in severance obligations. The facility-related liabilities of $43 million represent $186 million in future non-cancelable rental payments due, less estimated sublease income of $106 million, the majority of which is under contract, and less $37 million in accretion expense that will be recognized through fiscal 2014. We expect to pay the majority of the accrued severance and related charges during the 12 months following March 31, 2006. As of March 31, 2006, we expected to pay $16 million of facility-related charges during the 12 months following March 31, 2006, with the remainder of our restructuring obligations, which consist primarily of lease obligations, to be paid through fiscal 2014. On May 26, 2006, we reached a settlement with our landlord to restructure our lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) and received Court approval of the settlement on June 15, 2006. This settlement terminated our lease obligations at ATC and terminated our lease obligations for two buildings at CTC as of June 30, 2006. It also amended our lease obligations for a third building at CTC. Pursuant to the agreement, we vacated the two buildings at CTC by June 30, 2006 and plan to vacate our third building by December 31, 2006. Upon approval of the settlement, we incurred $28 million in settlement costs including termination fee, commissions and legal expenses. As of June 30, 2006, we recorded a reversal of liabilities of $41 million of future rental payments for the ATC and CTC buildings.

As of March 31, 2006, we have completed the execution of our fiscal 2000 and 2001 restructuring plans. As of March 31, 2006, we have substantially completed the execution of our fiscal 2002, fiscal 2003, fiscal 2004, and fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries and payments associated with vacated leased facilities that have lease terms expiring through fiscal 2014. As of March 31, 2006, these facilities obligations are presented in these condensed consolidated financial statements net of aggregate estimated sublease income of $90 million. Of this estimated sublease income, $83 million was under contract and $7 million was not under contract. Due to the settlement with our landlord, on June 30, 2006, we recorded a reversal of liabilities of future rental payments for the ATC and CTC buildings of $32 million related to fiscal 2004 and $5 million related to fiscal 2005.

As part of our fiscal 2004 restructuring plan, we agreed to sublease our ATC campus in Mountain View, California and relocated our headquarters to our nearby CTC campus. As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we determined the fair value of our future contractual obligations under these operating leases for this facility using our credit-adjusted risk-free interest rate, estimated at approximately 22% as of the date we ceased to use the leased properties. As of March 31, 2006, the fair value of our future remaining obligations for the leased properties was $32 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2013), we are required to accrete these discounted future obligations up to their contractually obligated amount of $62 million using the effective interest method. This undiscounted value is net of $83 million of contractual sublease income for this facility. In fiscal 2004, we began recording restructuring accretion expense, which we expect to be between $2 million and $7 million annually through fiscal 2013. During the three- and nine-month periods ended March 31, 2006, we recorded $2 million and $5 million, respectively, in restructuring accretion expense for the ATC.

As part of our fiscal 2005 restructuring plan, we vacated sales and administrative facilities throughout the world. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 22% as of the date we ceased to use the leased properties. As of March 31, 2006, the fair value of our future remaining obligations for the leased properties was $5 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2014), we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $8 million using the effective interest method. This undiscounted value is net of $8 million of non-contractual estimated sublease income partially offset by estimated sublease execution costs of $1 million. In fiscal 2005, we began to record restructuring accretion expense, which we expect to be $1 million or less annually for this facility through fiscal 2014. Accretion expense was $1 million during the nine-month period ended March 31, 2006.

In an effort to further reduce our operating expenses, we began to implement restructuring activities under the fiscal 2006 restructuring plan 1 during the first, second and third quarters of fiscal 2006. Under the fiscal 2006 restructuring plan, we eliminated approximately 230 positions across most levels and functions. Our obligation for severance and related charges under the fiscal 2006 restructuring plan 1 was $1 million as of March 31, 2006. We also vacated approximately 70,785 square feet of R&D and administrative facilities in California and Minnesota in the second quarter of fiscal 2006 and approximately 36,554 square feet of R&D and administrative facilities in California and Canada in the third quarter of fiscal 2006. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate, estimated at approximately 33% as of the date we ceased to use the leased properties. As of March 31, 2006, the fair value of our future remaining obligations for the leased properties was $5 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms (concluding in fiscal 2014), we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $9 million using the effective interest method. The undiscounted value is net of $14 million of non-contractual estimated sublease income partially offset by estimated sublease execution costs of $1 million and $1 million of contractual estimated sublease income. In the second quarter of fiscal 2006, we began to record restructuring accretion expense, which we expect to be $0.9 million or less annually for these facilities through fiscal 2014. Accretion expense was $0.4 million during the nine-month period ended March 31, 2006.

In an effort to further reduce our operating expenses, we implemented restructuring activities under the fiscal 2006 restructuring plan 2 during the third quarter of fiscal 2006. Under the fiscal 2006 restructuring plan 2, we eliminated approximately 180 positions across most levels and functions. We expect to eliminate more positions under the fiscal 2006 restructuring plan 2 and expect to complete these actions and make the remaining payments related to this fiscal 2006 action by the end of fiscal 2007. Our obligation for severance and related charges under the fiscal 2006 restructuring plan 2 was $4 million as of March 31, 2006. As a result of our decision to end production of existing Prism and Prism Deskside products and to cancel future Prism products, we recorded approximately $1 million in operating asset write-downs for fixed assets and demonstration units and approximately $0.1 million in purchase commitments. We also incurred approximately $0.3 million in lease termination costs. We expect to incur additional operating asset write-downs and lease termination costs under the fiscal 2006 restructuring plan 2 and expect to complete these actions by the end of the first quarter of fiscal 2007.

The restructuring and relocation costs incurred during the nine-month period ended March 31, 2006, the cumulative amount incurred through March 31, 2006, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 146 (our fiscal 2003, fiscal 2004, fiscal 2005, and fiscal 2006 plans) were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2003 restructuring plan:

Adjustments during the nine months ended March 31, 2006:
Severance and related charges	$(35)	$(24)	$(59)
Vacated facilities	54	45	99

Total	$19	$21	$40

Cumulative costs incurred as of March 31, 2006 (which closely approximate total amount expected to be incurred):
Severance and related charges	$7,184	$5,383	$12,567
Canceled contracts	97	73	170
Vacated facilities	331	244	575

Total	$7,612	$5,700	$13,312

Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the nine months ended March 31, 2006:
Severance and related charges	$(118)	$(124)	$(242)
Vacated facilities	2,666	2,714	5,380

Total	$2,548	$2,590	$5,138

Cumulative costs incurred as of March 31, 2006:
Severance and related charges	$10,648	$8,445	$19,093
Canceled contracts	366	275	641
Vacated facilities	19,183	15,493	34,676
Other	3,119	2,471	5,590
Accelerated Depreciation	1,714	1,348	3,062

Total	$35,030	$28,032	$63,062

Total amount expected to be incurred:
Severance and related charges	$10,648	$8,445	$19,093
Canceled contracts	366	275	641
Vacated facilities	32,073	32,124	64,197
Other	3,119	2,471	5,590
Accelerated Depreciation	1,714	1,348	3,062

Total	$47,920	$44,663	$92,583

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during the nine months ended March 31, 2006:
Severance and related charges	$132	$109	$241
Vacated facilities	393	414	807

Total	$525	$523	$1,048

Cumulative costs incurred as of March 31, 2006:
Severance and related charges	$5,656	$4,351	$10,007
Vacated facilities	5,285	3,983	9,268

Total	$10,941	$8,334	$19,275

Total amount expected to be incurred:
Severance and related charges	$5,656	$4,351	$10,007
Vacated facilities	6,769	5,897	12,666

Total	$12,425	$10,248	$22,673

	Products	Global Services	Total
Fiscal 2006 restructuring plan 1:

Costs incurred and adjustments during the nine months ended March 31, 2006 (which are also the cumulative costs incurred as of March 31, 2006):
Severance and related charges	$5,103	$4,687	$9,790
Vacated facilities	477	556	1,033
Accelerated depreciation	2,231	2,423	4,654

Total	$7,811	$7,666	$15,477

Total amount expected to be incurred:
Severance and related charges	$5,103	$4,687	$9,790
Vacated facilities	2,496	3,160	5,656
Accelerated depreciation	2,410	2,654	5,064

Total	$10,009	$10,501	$20,510

Fiscal 2006 restructuring plan 2:

Costs incurred during the nine months ended March 31, 2006 (which are also the cumulative costs incurred as of March 31, 2006):
Severance and related charges	$2,334	$3,012	$5,346
Canceled contracts	43	55	98
Vacated facilities	133	171	304
Other	621	802	1,423

Total	$3,131	$4,040	$7,171

Total amount expected to be incurred:
Severance and related charges	$4,209	$5,431	$9,640
Canceled contracts	43	55	98
Vacated facilities	228	294	522
Other	802	1,036	1,838

Total	$5,282	$6,816	$12,098

6. Inventories

Inventories were as follows (in thousands):

	Mar. 31, 2006	June 24, 2005
Components and subassemblies	$31,501	$25,526
Work-in-process	26,681	23,076
Finished goods	4,848	13,093
Demonstration systems	8,881	13,967

Total inventories	$71,911	$75,662

7. Other Current Assets

Other current assets were as follows (in thousands):

	Mar. 31, 2006	June 24, 2005
Deferred cost of goods sold	$25,185	$15,241
Value-added tax receivable	6,681	14,381
Other	7,729	8,143

Total other current assets	$39,595	$37,765

8. Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement (see Note 11) or pledged as collateral against letters of credit. The majority of our restricted investments is currently pledged as collateral against letters of credit and are primarily associated with two specific customer arrangements for significant multi-year contracts with long-term delivery and installation commitments. Restricted investments pledged as collateral are held in our name by various financial institutions.

9. Property and Equipment

Property and equipment were as follows (in thousands):

	Mar. 31, 2006	June 24, 2005
Property and equipment, at cost	$367,674	$376,940
Accumulated depreciation and amortization	(330,540)	(320,683)

Property and equipment, net	$37,134	$56,257

10. Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Mar. 31, 2006	June 24, 2005
Spare parts	$21,131	$25,913
Equity investment	16,476	16,213
Other	20,577	23,977

Total other non-current assets	$58,184	$66,103

Goodwill

We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 16. Our goodwill resulted from the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991.

At the end of the third quarter of fiscal 2006, based on a combination of factors, particularly: (1) the shortfall in our operating results through the third quarter of fiscal 2006 (2) the delisting of our common stock from the NYSE effective January 13, 2006; (3) our then current market capitalization; (4) delays in the introduction of new technology in our microprocessor family; (5) projected operating results; and (6) the increasing likelihood of filing for bankruptcy under Chapter 11, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired.

Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that the goodwill in our Products reporting unit was impaired. The lower discounted cash flows attributable to our Products reporting unit in fiscal 2006 were primarily due to a decrease in revenue. In measuring the amount of goodwill impairment, we did not make a hypothetical allocation of the estimated fair value of this reporting unit to the assets (other than goodwill) within the reporting unit (as required by SFAS 142). We did not make such a hypothetical allocation for the following reasons: (1) the estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows was negative; and (2) any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Products reporting unit ($8 million) was impaired and expensed as a non-cash charge to continuing operations during the third quarter of 2006.

11. Debt and Other Financing Arrangements

Notes and Debentures

Debt was as follows (in thousands):

	Mar. 31, 2006	June 24, 2005
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $15,468 at March 31, 2006 and $18,970 at June 24, 2005	$204,046	$207,548
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $5,744 at March 31, 2006 and $6,442 at June 24, 2005	51,032	50,334
Term Loan due October 24, 2007	30,000	—
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
Other	3,907	3,544

	291,371	263,812
Less amounts due within one year	(38,293)	(1,820)

Amounts due after one year	$253,078	$261,992

In December 2003, we exchanged $224 million of newly issued 6.50% Senior Secured Convertible Notes (the “Senior Secured Convertible Notes”) and $2 million of 11.75% Senior Secured Notes (the “Senior Secured Notes”) for 98% of our existing 5.25% Senior Convertible Notes (the “2004 Senior Notes”). The Senior Secured Convertible Notes are convertible at the holders’ option into shares of common stock at a conversion price equal to $1.25 per share, and they were redeemable at our option beginning in December 2005. During the ensuing twelve months, the Senior Secured Convertible Notes may only be redeemed at our option at 100% of the principal amount if the closing price of our common stock has been at least 150% of the conversion price for the 20 consecutive trading days ending two trading days prior to the notice of redemption. Beginning in December 2006, the Senior Secured Convertible Notes may be redeemed at our option at 100% of the principal amount. The Senior Secured Notes are not convertible and are redeemable at our option at varying prices based on the year of redemption, beginning in June 2004 at 104% of the principal amount. Both the Senior Secured Convertible Notes and the Senior Secured Notes are redeemable at the option of the holder in the event of the sale of all, or substantially all, of our common stock for consideration other than common stock traded on a U.S. exchange or approved for quotation on the NASDAQ National Market. In addition, the indentures governing the Senior Secured Convertible Notes and the Senior Secured Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, issue capital stock, pay dividends on and redeem or repurchase our capital stock, and prepay or repurchase subordinated debt. Both the Senior Secured Convertible Notes and the Senior Secured Notes are also secured by a junior priority security interest in certain of those assets in which the lenders under our secured credit facility currently hold a senior priority security interest.

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. None of our Senior Secured Convertible Notes were converted during the first nine months of fiscal 2006. The unamortized premium on our Senior Secured Convertible Notes was reduced by $4 million during the first nine months of fiscal 2006 due to regular amortization.

In connection with the fiscal 1996 acquisition of Cray Research, Inc. (“Cray Research”), we assumed the 6.125% Convertible Subordinated Debentures due in 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray Research, Cray Research repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first nine required annual sinking fund payments of $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for fiscal 2003 through fiscal 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to 2010 are scheduled, with a final maturity payment of $35 million in 2011. During the fourth quarter of fiscal 2005, we received a notice of default from a purported holder of more than 25% of these 2011 Debentures. For further information regarding this allegation, see Note 19.

As a result of filing for bankruptcy under Chapter 11 and in accordance with SOP 90-7, the Senior Secured Convertible Notes, the Senior Secured Notes and the 6.125% Convertible Subordinated Debentures were considered subject to compromise as of May 8, 2006.

Other long-term debt at March 31, 2006 includes $3 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These long-term debt amounts represent future revenue streams for customer support contracts on those leased products that we are required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams will be amortized into revenue over the life of the contracts and will have no future cash-flow impact. Other long-term debt at March 31, 2006 also included a $1 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

Asset-backed Credit Facility

On October 24, 2005, we entered into a two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The facility provided for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under this credit facility was determined weekly based on the value of working capital items, real estate and intellectual property. The revolving line of credit bears interest payable monthly at the prime rate plus 0.75% for cash advances up to $30 million (prime was 7.75% at March 31, 2006). As of March 31, 2006, we were using our full capacity under this revolving line to secure $47 million in letters of credit, principally the rent deposits required under our leases for the ATC and CTC campuses in Mountain View, California. We deposited additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, were below the level needed to secure our letters of credit. The term loan and cash advances greater than $30 million bear interest payable monthly at the prime rate plus 4.5% or 10.0%, whichever was greater (12.25% was the rate at March 31, 2006, prime plus 4.5%). Letters of credit bear interest payable monthly up to a maximum rate of 3.0%. The facility did not require the permanent deposit of cash collateral. The facility was secured by substantially all of the assets of SGI and its domestic subsidiaries (the “Borrowers”) and included covenants for, among other things, minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the credit facility also limited the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock or prepay or repurchase debt obligations. The credit facility was subject to acceleration upon various events of default, including nonpayment of principal, interest, fees or other amounts when due, violation of covenants, commencement of insolvency proceedings against any Borrower or any of its U.S. subsidiaries or material foreign subsidiaries, the entry of certain judgments against any Borrower or any of its subsidiaries, cross default to indebtedness of any Borrower or any of its subsidiaries, and invalidity of loan documents or security interests. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan and on February 3, 2006, borrowed the remaining $15 million. We were in violation of the EBITDA covenant under this facility as of March 31, 2006. On May 3, 2006, we received a Default and Forbearance Letter from the lenders resulting from this violation. We accepted the terms of the Default and Forbearance Letter and applied $20 million of cash collateral against the outstanding term loan and reduced our obligation to $30 million. In addition, the full $30 million debt under this credit facility was classified as short-term. This facility was paid in full on June 28, 2006 with funds from our $130 million DIP financing described below.

The filing of the Debtors’ Chapter 11 Cases described in Note 2 above constituted an event of default under the Company’s 6.50% Senior Secured Convertible Notes due June 1, 2009 and the Company’s 11.75% Senior Secured Notes due June 1, 2009 and the Company’s pre-petition credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The Debtors believe that any remedies that may exist related to this event of default under such indentures and agreements are stayed under the Bankruptcy Code.

DIP Financing

On May 10, 2006, the Borrowers entered into the Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provides a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets. The interest rate under the Interim DIP Agreement is the per annum rate equal to the greater of (i) the rate of interest published in the Wall Street Journal from time to time as the “Prime Rate” plus seven percentage points or (ii) 250 basis points higher than the rate at which cash interest is then payable under the Company’s pre-petition credit agreement, provided that upon an event of default, the then current interest rate under the Interim DIP Agreement is increased by two percentage points. We borrowed $23 million against this facility in May 2006 and borrowed an additional $5 million in June 2006. In the latter part of June 2006, this $70 million interim facility was replaced by the $130 million DIP Agreement noted below.

In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders, providing up to $130 million of debtor-in-possession financing, which consists of a $100 million term loan and a $30 million revolving line of credit. The DIP Agreement is secured by certain assets of the Borrowers. This DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, super priority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein. During June 2006, we borrowed $100 million against this facility. The DIP Agreement terminates and all outstanding borrowed amounts under the DIP Agreement become due on the earliest to occur of (i) the date a plan of reorganization confirmed under Chapter 11 becomes effective, (ii) the date on which an event of default occurs and is continuing, (iii) the date of any decision by the board of directors of any Borrower to proceed with the sale or liquidation of any Borrower without the consent of all of the Lenders, (iv) November 10, 2006, and (v) the date the Borrowers pay all of the required DIP Lenders in full and terminate the term loan under the DIP Agreement, unless terminated earlier in accordance with the terms of the DIP Agreement.

12 Discontinued Operations

On June 15, 2004, we received $58 million in gross proceeds for the sale of our Alias application software business (“Alias”) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $51 million on the transaction. The results of our Alias application software business for periods prior to its sale in June 2004 are reflected as discontinued operations. In the first nine months of fiscal 2005, we incurred an additional $0.3 million in transaction costs associated with this transaction.

13. Guarantees

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at March 31, 2006 was $49 million for which we had $49 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At March 31, 2006, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to one year on UNIX® and Linux® systems and up to three years on storage systems. Product warranty activity was as follows (in thousands):

	Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005
Product warranty beginning balance	$6,442	$5,203
New warranties issued	5,707	7,796
Warranties paid	(6,240)	(7,170)
Changes in warranty rate estimates	(258)	205

Product warranty ending balance	$5,651	$6,034

14. Loss Per Share

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Net loss from continuing operations	$(53,955)	$(44,501)	$(125,818)	$(83,579)

Weighted average shares outstanding – basic and diluted	270,486	264,043	268,635	262,856

Net loss per share from continuing operations – basic and diluted	$(0.20)	$(0.17)	$(0.47)	$(0.32)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	154,052	155,458	153,281	156,416

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of restricted stock awards as well as the assumed conversion of debt using the if-converted method.

15. Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Net loss	$(53,955)	$(44,501)	$(125,818)	$(83,855)
Change in net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	(171)	617	(1,539)	530
Foreign currency translation loss adjustments	(586)	—	(1,020)	(1,275)

Comprehensive loss	$(54,712)	$(43,884)	$(128,377)	$(84,600)

16. Segment Information

SGI has two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors, and are aligned with the process by which executive management makes operating decisions and evaluates performance.

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

Our Core Systems are comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI® Altix® family of high-performance servers and the SGI® InfiniteStorage line of storage solutions. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Core Systems also include the Silicon Graphics Prism™ family of visualization systems. These visualization systems are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. The Prism family of visualization systems has recently been discontinued but will continue to ship through the second quarter of fiscal 2007.

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

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Core Systems:
Computer systems products	$20,484	$38,483	$102,659	$154,341
Data management products	11,798	12,459	36,799	43,673

Total Core Systems	32,282	50,942	139,458	198,014

Legacy Systems:
Computer systems products	13,122	32,728	59,660	126,694
Data management products	688	1,298	3,974	2,830

Total Legacy Systems	13,810	34,026	63,634	129,524

Total Products revenue	$46,092	$84,968	$203,092	$327,538

Support services	$52,053	$59,215	$164,531	$182,036
Professional services and solutions	7,417	15,057	35,474	48,175

Total Global Services revenue	$59,470	$74,272	$200,005	$230,211

Segment Results

We evaluate our segments based on the direct revenues, costs of sale and expenses that we can directly attribute to those segments. We do not routinely manage our business by identifying or allocating assets, corporate administrative costs, or depreciation by operating segment, nor do we evaluate segments on these criteria. On a quarterly basis, we utilize a robust set of assumptions to allocate indirect costs, which contribute to overall company profit and loss, to our segments. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Operating results for our reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Revenue from external customers:
Products	$46,092	$84,968	$203,092	$327,538
Global services	59,470	74,272	200,005	230,211

Total consolidated	$105,562	$159,240	$403,097	$557,749

Operating Income (loss):
Products	$(45,616)	$(34,308)	$(110,481)	$(69,301)
Global services	2,392	3,898	21,005	11,849

Total reportable segments	(43,224)	(30,410)	(89,476)	(57,452)

Restructuring	(11,550)	(14,294)	(28,849)	(22,659)

Total consolidated	$(54,774)	$(44,704)	$(118,325)	$(80,111)

17. Related Party Transactions

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

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Product revenue	$3,832	$6,527	$25,497	$40,201

Standard cost of product revenue	$2,168	$3,228	$15,803	$25,363

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at March 31, 2006 and March 25, 2005.

During the third quarter of fiscal 2006 SGI Japan issued new shares of their common stock and as a result, our ownership percentage was diluted from 24% to 21%. In accordance with SEC Staff Accounting Bulletin No. (“SAB”) 51, Accounting for Sales of Stock by a Subsidiary, we increased the value of our equity investment in SGI Japan by approximately $3 million which was recorded as a component of stockholders’ deficit.

18. Change in Significant Accounting Policy

We believe there have been no changes during the nine months ended March 31, 2006 to the items that we disclosed as our significant accounting policies in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended June 24, 2005, with the exception of our revenue recognition policy as noted below.

Revenue Recognition. SGI enters into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product or services, SGI consulting services and SGI maintenance services.

In the first quarter of fiscal 2004, we adopted Emerging Issues Task Force Issue No. (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within FTB 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts to separate the deliverables falling within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the criteria are met on all undelivered elements, or the entire arrangement has been delivered. If objective and reliable evidence of fair value is available for all elements of the arrangement, revenue is allocated to each element based upon the relative fair value of each element to the total arrangement value. The price charged when an element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then allocate the residual value to the delivered elements. In the absence of fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting and revenue for the delivered elements is deferred until the undelivered elements have been delivered.

In multiple element revenue arrangements that include software that is more than incidental to the products or services as a whole, software and software-related elements are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 97-2,“Software Revenue Recognition”, as amended by SOP 98-9. Software-related elements include software products and services, as well as any non-software deliverable for which a software deliverable is essential to its functionality. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of fair value for an element is based upon the price charged when the element is sold separately.

Effective for fiscal 2006, and for certain of our storage solution arrangements whereby software is essential to the functionality, we are applying the accounting guidance in SOP 97-2, in determining the timing of revenue recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products need to be accounted for under the provisions of SOP 97-2. In fiscal 2006 we were not able to establish VSOE on our post-contract customer support (“PCS”) services. Accordingly, when PCS is an element of the point of sale arrangement, revenue and the related costs (product and third-party consulting) on the entire arrangement will generally be deferred and recognized over the initial support period.

Occasionally, we enter into a multiple-element arrangement in which substantial modification of software is one element of the arrangement and that software does not provide separate value to the customer. In this instance, the entire arrangement is accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. If we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contracts are reviewed on a regular basis to determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs.

After application of the appropriate accounting guidance to our multiple element arrangements, the revenue policies described below are then applied to each unit of accounting.

Product (hardware and software) Revenue. We recognize product revenue under SEC Staff Accounting Bulletin No. (“SAB”) 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revision of Topic 13 (Revenue Recognition), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with certain resellers. Estimated sales returns are also provided for as a reduction to product revenue and were not material for any period presented in the consolidated financial statements.

Certain of our customers prefer to acquire our products under a sales type lease arrangement. We recognize revenue on these arrangements when the criteria under both SFAS 13, Lease Accounting, and SAB 104 have been met. The resulting receivables generated under these arrangements are generally sold to unrelated financing companies and are accounted for in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the criteria set forth in SFAS 140, transfers of such receivables are recorded as a sale of assets. We do maintain an unguaranteed residual value in the products sold under sales-type lease arrangements. We record this unguaranteed residual value as an asset in our balance sheet and measure it on an ongoing basis at the estimated fair market value of the equipment at the end of the lease term. We separately estimate this residual value for each significant product family considering the following factors: historical data regarding recovery of residual values, our current assessment of market conditions for used equipment, and any forward-looking projections we deem significant, particularly those relating to upcoming technology or changing market conditions. We periodically evaluate the residual values for indicators of other-than-temporary decline, in which case we would adjust the recorded residual values; we would not recognize any increase in residual values until the used equipment is resold. The estimated amounts of our unguaranteed residual value interests in leases sold was $5 million at both June 30, 2006 and June 24, 2005.

Service Revenue. We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under service contracts is deferred and recognized ratably over the related contract term. Consulting and installation revenue is generally recognized when the service has been performed. Service revenue includes third-party product and is subject to the revenue policies that apply to product revenue.

Royalty Revenue. We recognize royalty revenue under fixed fee arrangements the quarter in which the revenue is earned in accordance with the contractual terms and conditions. Under volume-based technology agreements, where we are unable to reliably estimate licenses volume, we recognize revenue in the quarter in which we receive reports from licensees detailing the shipments of products incorporating our intellectual property components. The reports are generally received on a one-quarter lag basis from when the royalty revenues were earned.

Engineering Service Revenue. We recognize engineering services revenue when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist, and collectibility is reasonably assured.

19. Contingencies

The Company may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of its business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a provision for a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Our U.S. income tax returns for fiscal years 2003 to 2005 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. The current settlement proposals may result in a significant tax credit. We are currently being audited for state sales and use tax matters for the years 2000 through 2006 in Wisconsin, Minnesota and California. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant tax credit. Our tax reserves associated with these historic Canadian federal tax returns have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations, or cash flows within the next twelve months.

As described in Note 2, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, we received a letter from SCO Group alleging that, as a result of our activities related to the Linux operating system, we are in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system.

On August 10, 2005, our German subsidiary, which is not a party to the Chapter 11 Cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($5.6 million based on the conversion rate as of March 31, 2006). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($10.9 million based on the conversion rate as of

March 31, 2006), which exceeds our contractual limit of liability of €2 million ($2.4 million based on the conversion rate as of March 31, 2006). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($4.6 million based on the conversion rate as of December 30, 2005) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

The filing of the Debtors’ Chapter 11 Cases described in Note 2 above constituted an event of default under the Company’s 6.50% Senior Secured Convertible Notes due June 1, 2009 and the Company’s 11.75% Senior Secured Notes due June 1, 2009 and the Company’s pre-petition credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The Debtors believe that any remedies that may exist related to this event of default under such indentures and agreements are stayed under the Bankruptcy Code. Upon the Effective Date of the Plan, all of the claims of the 2009 Notes will have been addressed in accordance with the terms of the Plan and all claims relating to defaults will be discharged.

On July 12, 2005, we disclosed that we had received a notice of default from a purported holder of more than 25% of our 6.125% Convertible Subordinated Debentures due 2011 (the “2011 Debentures”), which we assumed when we acquired Cray Research in 1996 (see Note 11). The notice alleged that the indenture for the 2011 Debentures was breached in 2000 when we sold assets relating to certain former Cray Research product lines to Tera Computer Company (now known as Cray, Inc.) without causing Tera to assume the indenture. As a result of the notice and the expiration of the applicable cure period, such holder may now seek to accelerate the maturity of the 2011 Debentures. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There are currently $57 million outstanding principal amount of 2011 Debentures. The 2011 Debentures are unsecured and subordinated. Upon the Effective Date of the Plan, all of the claims of the 2011 Debentures will have been addressed in accordance with the terms of the Plan and all claims relating to defaults will be discharged.

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

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Company in respect of the Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claims. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ Plan, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against SGI. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the plan of reorganization. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. A hearing on this motion is scheduled for November 1, 2006.

The Company first learned of LGE’s claims in December 2000 when it received a letter stating LGE’s belief that the Company was infringing eight patents owned by LGE. During the past several years, the parties have exchanged correspondence and held numerous meetings in an effort to resolve the claims. Although LGE has made a demand for a monetary settlement to its claims, no formal action was filed prior to bankruptcy. LGE is currently in the process of litigating similar patent claims with several other system manufacturers and has indicated to the Company that it is reserving all rights concerning its claims pending the resolution of that litigation. Until the LGE Motion, the Company had not received any further correspondence from LGE since an April 5, 2004 letter indicating that the lawsuits against the other companies were still pending and that LGE would continue licensing discussions at any time.

The Company does not believe LGE’s claims of patent infringement are meritorious and intends to oppose them.

As a result of anonymous allegations and allegations by an ex-employee we conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot assure that the Department or other agencies of the U.S. government will not institute any proceedings against the Company in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

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

On April 27, 2004, SGI received a letter from counsel for Patriot Scientific Corporation listing six patents purportedly owned by Patriot concerning various microprocessor technologies. The letter did not name any specific products of SGI but noted that Patriot had commenced litigation against six companies in two separate litigations, including Intel. On September 23, 2005, SGI received a follow up letter from Alliacense, which purported to be a successor entity to Patriot. The September 2005 letter stated that Alliacense had reached agreement with several companies, including Intel and AMD, for licenses to the subject patents. The letter did not identify any specific products of SGI that Alliacense believed to infringe any of the subject patents; however, the letter states Alliacense’s belief that “virtually every product manufactured today utilizing microprocessors or embedded microprocessors” will require a portfolio license from Alliacense. We believe that Alliancense’s assertions are without merit.

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties and costs, including costs of litigation, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our financial condition, results of operations, or cash flows of the period in which the resolution occurs or on future periods.

20. Subsequent Event (Unaudited)

In August 2006, we completed the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. We received net cash proceeds of approximately $17 million and will record a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest will be reduced to approximately 10%. See Note 17 for further information on our related party relationship with SGI Japan.

On September 7, 2006 we entered into a Lease Agreement with Christensen Holdings, L.P. for a replacement headquarters facility in Sunnyvale, California. The lease is for approximately 128,154 square feet with an initial five year lease term at $0.977 per square foot in the first year, increasing to $1.137 per square foot by the fifth year. We expect to occupy the new facility by the end of calendar 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected emergence from Chapter 11, expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2006 and fiscal 2007, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to: the effects of our Chapter 11 filing; our ability to maintain adequate liquidity; our ability to obtain and maintain normal terms with customers, suppliers and service providers; our ability to continue as a going concern; our ability to operate pursuant to the terms of our credit agreement; our ability to consummate our plan of reorganization with respect to our Chapter 11 Cases; our ability to maintain contracts that are critical to our operation;; risks associated with the volatility of our stock price; risks associated with the timely development, production and acceptance of new products and services; increased competition; dependence on third party partners and suppliers; the failure to achieve expected product mix and revenue levels; failure to manage costs and generate improved operating results and cash flows; failure to maintain compliance with debt covenants; and failure to maintain adequate cash resources for the operation of the business. Additional risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructuring effected and to be effected in fiscal 2006 and fiscal 2007; risks related to our compliance with debt covenants; changes in customer order patterns; the impact of employee attrition and our ability to hire certain key professionals in areas such as sales, marketing, finance, engineering and product management in order to execute our business strategies; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

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

Chapter 11 Reorganization

On May 8, 2006, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11. For further information regarding these petitions, see Note 2 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Under Chapter 11, we are continuing to operate our business and that of the Debtors without interruption during the restructuring process as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

Although we cannot currently estimate the impact of the Chapter 11 filings on our financial statements, we have determined that we will be required to review certain assumptions used in determining the fair values of our long-lived assets and other intangibles, deferred revenue, and the realizability of our accounts receivable among other items. These charges will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business.

In the latter part of fiscal 2006 and through the first half of fiscal 2007, we have allocated or will allocate a substantial resources to bankruptcy restructuring, which includes resolving claims disputes and contingencies; determining enterprise value and capital structure; negotiating a plan of reorganization with key creditor constituents and evaluating the impact of and implementing fresh start accounting. In addition to financial restructuring activities, we are preparing to operate after our emergence from Chapter 11 protection. At a hearing held on September 19, 2006, the Court confirmed the Company’s Plan of Reorganization. Under this Plan, all of SGI’s existing common stock, stock options and restricted stock awards will be cancelled upon our exit from Chapter 11, and will receive no recovery. Accordingly, our common stock will have no value. We currently plan to emerge from Chapter 11 in October 2006.

Overview

SGI is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and that provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” insights from mining a company’s massive databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic timeframe and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of industries including defense and intelligence, sciences, engineering analysis, and enterprise data management.

Business Strategy

The following describes key elements of our business strategy and our results achieved during the first nine months of fiscal 2006:

Leadership in High-Performance Standards-Based Computer Systems. During the past several years, we have transitioned our focus from our legacy systems based on our MIPS processors and IRIX® operating system to our core systems based on industry-standard processors and the Linux operating system. However, competition is putting pressure on the growth rates and gross margins for our Linux (or core systems) product families. These pressures include increasing acceptance of commodity clusters (large groups of low cost, small computers including connected PCs) in the high-performance computing market. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the server and storage (or core system) product families at a rate that will more than offset the expected continued decline of the legacy products and our maintenance business. In addition, our product strategy and business depend on the continued availability and competitiveness of our microprocessors and could be adversely affected by any delays and/or discontinuance of these microprocessors. See “—Risks that Affect Our Business”.

Maintain Gross Margins to Support R&D and Other Investments. Our strategy is to develop differentiated products that provide our customers with strategic and competitive advantages. However, this requires continued substantial investments in research and development. In addition, maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between large, lower margin transactions and our more normal sales transactions, and working with suppliers to continue to structure favorable component pricing.

Targeting our Product Portfolio on New Business Opportunities. While SGI has traditionally focused in technical and scientific computing, in addition we are expanding into targeted areas of the enterprise segment that are well served by SGI’s high performance systems. At the same time, we have made changes in our product strategy by ceasing development of future generations of differentiated visualization products and concentrating our development efforts in computer systems and storage to better capitalize on these trends. In June 2006, SGI introduced a new line of x86-based products, the Altix XE family, to more effectively address the expanding market for cluster computing.

Further Restructurings to Reduce Expenses. We continue to reduce our total operating cost structure, principally from headcount reductions and geographic consolidation of functions and facilities. Costs for manufacturing and service, research and development, sales, marketing and administration declined 21% and 7% for the first nine months of fiscal 2006 and for fiscal year 2005 respectively, from the comparable prior year periods. However, our revenue declined at a faster rate than the decline in our costs in fiscal 2005, and during the first nine months of fiscal 2006, resulting in continued operating losses and cash consumption in those periods. During the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to assist us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity.

During the first nine months of fiscal 2006, we implemented restructuring activities under two fiscal 2006 restructuring plans. These actions included headcount reductions; initiatives to reduce costs in other areas, including procurement costs for goods and services; consolidation and reorganization of operations in several locations; focusing marketing spending on the highest priority activities; renegotiated services contracts with vendors to improve terms and other spending controls. The original goal of our fiscal 2006 restructuring actions was to achieve $80 to $100 million in annualized cost savings when fully realized. In the third quarter of fiscal 2006, we increased our goal from $100 million in annualized savings to $150 million in annualized savings. As of March 31, 2006, we have taken the actions that we believe will achieve approximately 80% of these savings and are implementing the actions we believe will support the remaining 20% of our goal. We expect the impact of all of these initiatives to be more fully reflected in our fourth quarter and fiscal 2007 operating results.

Leadership Transition

On January 27, 2006, the Board of Directors appointed Mr. Dennis McKenna as our new President and Chief Executive Officer in order to effectuate the turnaround of our business. In addition, our Board of Directors appointed Mr. McKenna as a director and Chairman of the Board on February 1, 2006. We are currently in a transition period as a result of this leadership change. Although we have announced changes to our overall business strategy, operations and leadership and we expect to have strategic, operational or leadership changes to our business in the future, we cannot assure you that such strategic, operational or leadership changes, if any, will lead to an improvement of our business and financial condition.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. During the first nine months of fiscal 2006, our accounting calendar had 40 weeks compared with 39 weeks during the first nine months of fiscal 2005.

(Dollars in millions, except per share amounts; numbers may not add due to rounding)	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Total revenue	$106	$159	$403	$558
Cost of revenue	68	104	250	356

Gross profit	38	55	153	202
Gross profit margin	35.4%	34.5%	38.0%	36.2%
Total operating expenses (1)	93	100	271	282

Operating loss	(55)	(45)	(118)	(80)
Interest and other income (expense), net	(4)	(1)	(12)	(10)

Loss from continuing operations before income taxes	(59)	(46)	(130)	(91)

Net loss from continuing operations	(54)	(45)	(126)	(84)

Net loss	$(54)	$(45)	$(126)	$(84)

Net loss per share – basic and diluted:
Continuing operations	$(0.20)	$(0.17)	$(0.47)	$(0.32)
Discontinued operations	—	—	—	(0.00)

Net loss per share - basic and diluted	$(0.20)	$(0.17)	$(0.47)	$(0.32)

(1)	Total operating expenses include charges of approximately $1 million and $5 million in the three- and nine-month periods ended March 31, 2006 for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our U.S. corporate headquarters that is in the process of being vacated and approximately $1 million of operating asset write downs in both the three- and nine-month periods ended March 31, 2006 for fixed assets and demonstration units associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products. These charges represent increases in net loss per share – basic and diluted of $0.01 and $0.02, respectively, in the three- and nine-month periods ended March 31, 2006.

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 16 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Total revenue is principally derived from two reportable segments, Products and Global Services. We have realigned our Products segment into our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. This change was made in order to align reportable segments with the process by which executive management makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Revenue for the third quarter of fiscal 2006 decreased $54 million or 34% compared with the corresponding period of fiscal 2005 reflecting declines in sales across all reportable segments. Revenue for the first nine months of fiscal 2006 declined $155 million or 28% compared with the corresponding period of fiscal 2005, principally due to declines in sales of our Legacy Systems and to a lesser extent in sales of our Core Systems and Global Services. In conjunction with the completion of our audit for fiscal 2006, we concluded that certain of our sales transactions where software was more than incidental to the overall solution should have been more appropriately recorded under Statement of Position (SOP) 97-2, Software Revenue Recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products need to be accounted for under the provisions of SOP 97-2. This change resulted in adjustments to revenue of approximately $19 million and contributed to the decline in revenue for the first nine months of fiscal 2006 compared with the corresponding period of fiscal 2005. Excluding any impairment from fresh start accounting, this revenue reduction in fiscal 2006 would be expected to amortize into revenue in future periods.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Core Systems	$32	$51	$139	$198
Legacy Systems	14	34	64	130

Total Products	$46	$85	$203	$328
% of total revenue	43.7%	53.4%	50.4%	58.7%

Global Services	$59	$74	$200	$230
% of total revenue	56.3%	46.6%	49.6%	41.3%

Products. Revenue from our Products segment for the third quarter and first nine months of fiscal 2006 decreased $39 million or 46% and $125 million or 38%, respectively, compared with the corresponding periods in fiscal 2005. The overall decline in product revenue was primarily attributable to a smaller number of large dollar transactions, especially in the Altix family of servers, and an overall decline in volume, coupled with a fiscal 2006 change in how we account for certain transactions where software was more than incidental to the overall solution as noted above.

Revenue from Core Systems for the third quarter and first nine months of fiscal 2006 decreased $19 million or 37% and $59 million or 30%, respectively, compared with the corresponding periods in fiscal 2005. The decline is primarily a result of reduced volumes of our Altix servers. For the first nine months of fiscal 2006, this decrease was offset in part by increased volume of our Prism family of visualization systems, which occurred during the first six months of fiscal 2006. As noted above, fewer large dollar transactions for Altix servers for the third quarter and first nine months of fiscal 2006 compared with the corresponding periods of fiscal 2005 also contributed to the decline in Core Systems revenue. Despite reduced sales volumes, storage system revenue remained relatively constant for the third quarter of fiscal 2006 compared with the corresponding period in fiscal 2005, primarily due to an increase in average selling prices. Storage system revenue declined for the first nine months of fiscal 2006 compared with the corresponding period of fiscal 2005 despite an increase in average selling prices, primarily due to reduced sales volumes coupled with a fiscal 2006 change in how we account for certain transactions where software was more than incidental to the overall solution as noted above.

Revenue from Legacy Systems for the third quarter and first nine months of fiscal 2006 decreased $20 million or 58% and $66 million or 51%, respectively, compared with the corresponding periods in fiscal 2005 principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, largely contributed to the revenue decline. The decline for the third quarter and first nine months of fiscal 2006 compared with the corresponding periods in fiscal 2005 is primarily a result of reduced volumes of both our Fuel and Tezro visual workstations. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products for the third quarter and first nine months of fiscal 2006 decreased compared with the corresponding periods in fiscal 2005 primarily due to a decrease in sales of both our remarketed MIPS/IRIX-based workstations and graphics systems and our remarketed storage systems.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and SGI consulting and managed services.

Revenue from Global Services for the third quarter and first nine months of fiscal 2006 decreased $14 million or 19% and $30 million or 13%, respectively, compared with the corresponding periods in 2005. The decline was primarily due to a reduction in our traditional customer support revenue resulting from lower pricing for new contracts generated in the third quarter and first nine months of fiscal 2006 compared with previously existing contracts, coupled with a decline in the overall installed base resulting from fewer contract renewals and from lower contract renewal rates. To a lesser extent, a decline in revenue generated from professional services contracts also contributed to the overall decline in Global Services revenue.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
Area	Mar. 31, 2006		Mar. 25, 2005		Mar. 31, 2006		Mar. 25, 2005
Americas	$64	60%	$93	59%	$238	59%	$334	60%
Europe	29	28%	46	29%	99	25%	137	24%
Rest of World	13	12%	20	12%	66	16%	87	16%

Total revenue	$106		$159		$403		$558

Geographic revenue mix as a percentage of total revenue in the third quarter and first nine months of fiscal 2006 was relatively consistent with the mix in the corresponding periods in fiscal 2005.

Backlog. Our consolidated backlog at March 31, 2006 was $131 million, up from $103 million at March 25, 2005. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog increased primarily in Europe and Japan with slight decreases experienced in all other regions. The increase in backlog in Europe is primarily associated with significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany, for which approximately 48% of the two orders have been booked in accordance with our order booking policy noted above. These orders are not expected to be recognized as revenue until fiscal 2008. Backlog increased both within the Products segment, specifically with regard to our Linux-based Altix servers, storage systems and for professional services.

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

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government-funded research, as outlined in SFAS 2, Accounting for Research and Development Costs. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services, including the costs associated with third-party products.

Overall, gross profit margin for the third quarter and the first nine months of fiscal 2006 increased from 34.5% to 35.4% and from 36.2% to 38.0%, respectively, compared with the corresponding periods of fiscal 2005. This improvement was primarily due to an improvement in service gross profit margin, offset in part by a decline in product and other gross profit margin.

Product and other gross profit margin for the third quarter and first nine months of fiscal 2006 decreased

6.3 percentage points and 3.9 percentage points, respectively, compared with the corresponding periods in fiscal 2005. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in the third quarter and first nine months of fiscal 2006 compared with the corresponding periods in fiscal 2005. In addition, we continue to see a shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. The decline in product and other gross profit margin for the third quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 was offset in part by fewer large low margin transactions, which are typically negotiated with high discount rates due to very competitive bidding processes.

Service gross profit margin for the third quarter and first nine months of fiscal 2006 increased 5.1 percentage points and 7.1 percentage points, respectively, compared with the corresponding periods in fiscal 2005. The improvements in service gross profit margins primarily resulted from the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures coupled with improved margins on professional services contracts.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	Mar. 31, 2006	Mar. 25, 2005	Mar. 31, 2006	Mar. 25, 2005
Research and development	$21	$24	$65	$72
% of total revenue	20%	15%	16%	13%

Selling, general and administrative	$51	$61	$169	$187
% of total revenue	49%	38%	42%	33%

Impairment of goodwill	$8	$—	$8	$—
% of total revenue	8%	—	2%	—

Other operating expenses, net	$12	$14	$29	$23
% of total revenue	11%	9%	7%	4%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the third quarter of fiscal 2006 decreased by 15% from the corresponding period of fiscal 2005, but increased as a percentage of total revenue from 54% to 68%. Operating expenses, excluding other operating expenses, for the first nine months of fiscal 2006 decreased by 10% from the corresponding period of fiscal 2005, but increased as a percentage of total revenue from 46% to 58%. The decline in operating expenses was primarily attributable to lower headcount resulting from our restructuring activities and through employee attrition and from the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels. Although we expect to realize significant long-term cost savings resulting from of our restructuring actions, the savings reflected in our operating expenses in the third quarter and first nine months of fiscal 2006 were partially offset by $2 million and $11 million respectively, in professional advisory fees incurred in connection with our cost reduction initiatives. Additionally we recorded an $8 million charge for the impairment of goodwill in the third quarter, which also offset our cost savings from our restructuring actions. The reduction in our operating expenses was also offset slightly by the fact that our accounting calendar had 40 weeks during the first nine months of fiscal 2006 compared with 39 weeks during the first nine months of fiscal 2005.

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

Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the third quarter and first nine months of fiscal 2006 include the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), we recognized share-based employee compensation expense of $0.5 million and $2.2 million during the third quarter and first nine months of fiscal 2006, which primarily affected our reported research and development and selling, general, and administrative expenses. We respectively calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of March 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $3 million, which we expect will be recognized over a weighted-average period of 3.03 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Research and Development Expense. Research and development expense for the third quarter and first nine months of fiscal 2006 decreased $4 million or 14% and $7 million or 10%, respectively, compared with the corresponding periods of fiscal 2005. For the third quarter and first nine months of fiscal 2006 compared with the corresponding periods of fiscal 2005, the impact of a 15% and 11% reduction in headcount, respectively, and lower facilities and information technology-related costs were offset in part by increased outside services costs. We will continue to focus our research and development investments toward potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the third quarter and first nine months in fiscal 2006 decreased by $10 million or 16% and $18 million or 10%, respectively, compared with the corresponding periods of fiscal 2005. Decreases were primarily due to a 24% and 20% reduction in headcount, respectively, and other cost savings measures, offset in part by an increase of $2 million and $8 million, respectively, in professional advisory fees incurred in connection with our cost reduction initiatives, an increase of $2 million and $5 million, respectively, for legal expenses and an $8 million goodwill impairment charge.

Impairment of Goodwill. We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 16 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. At the end of the third quarter of fiscal 2006, based on a combination of factors, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that the goodwill in our Products reporting unit was impaired. As a result, we concluded that all of the recorded goodwill in the Products reporting unit ($8 million) was impaired and expensed as a non-cash charge to continuing operations during the third quarter of 2006. See Note 10 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding our goodwill impairment assessment.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense of $12 million and $14 million for the third quarters of fiscal 2006 and fiscal 2005, respectively, represented the costs of our restructuring plans. Other operating expense for the third quarter of fiscal 2006 includes a $6 million charge for severance costs, accretion expense of $2 million associated with our fiscal 2004 Mountain View,

California headquarters relocation, a $2 million charge for operating asset write downs for fixed assets and demonstration units and purchase commitments associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products, a $0.6 million charge for the fair value of future remaining obligations and accretion expense associated with a facility in Canada vacated in fiscal 2006 and a $0.6 million charge for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our current U.S. corporate headquarters that is in the process of being vacated. As of March 31, 2006, as a result of the restructuring actions we have undertaken, we anticipate operating cash outflows of $5 million through the first half of fiscal 2007 for severance and related charges and $80 million through fiscal 2014 for facilities related expenditures, which is net of estimated sublease income of $106 million. On May 26, 2006, we reached a settlement with our landlord to restructure these lease obligations and received Court approval of the settlement on June 15, 2006. See Note 5 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding our restructuring activities and the settlement agreement with our landlord.

Other operating expense was $29 million and $23 million for the first nine months of fiscal 2006 and 2005, respectively. Other operating expense for the first nine months of fiscal 2006 consisted mainly of a $15 million charge for severance costs, accretion expense of $5 million associated with our fiscal 2004 Mountain View, California headquarters relocation, a $5 million charge for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with one of our buildings at our U.S. corporate headquarters that is in the process of being vacated, a $2 million charge for operating asset write downs for fixed assets and demonstration units and purchase commitments associated with the end of production of existing Prism and Prism Deskside products and the cancellation of future Prism products and a $0.6 million charge for the fair value of future remaining obligations and accretion expense associated with a facility in Canada vacated in fiscal 2006. During the first nine months of fiscal 2005, we recorded non-cash accretion expense of $8 million related to the relocation of our Mountain View, California headquarters, $7 million of costs related to the termination of employees, $3 million of costs related to the relocation of our facility in the United Kingdom, and $5 million of costs related to vacating other leased facilities. See Note 5 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information about these activities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
Interest expense	$(4,824)	$(3,706)	$(12,327)	$(12,698)

Investment gain (loss)	$—	$132	$(227)	$162
Foreign exchange gain	(638)	312	(396)	1,650
Miscellaneous income (expense)	(65)	1,307	(1,014)	691
Interest income	981	508	1,756	1,180

Interest and other income (expense), net	$278	$2,259	$119	$3,683

Income (loss) from equity investment	$254	$86	$387	$(1,472)

Interest Expense. Interest expense increased from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 principally due to an increase in our outstanding debt associated with a term loan that was part of a new two-year asset-backed credit facility completed late in the second quarter of 2006. This credit facility also carries a higher rate of interest than existing debt, which also contributed to higher interest expense. Interest expense decreased from $13 million for the first nine months of fiscal 2005 to $12 million in the first nine months of fiscal 2006 primarily as a result of interest expense incurred on various non-debt transactions in the ordinary course of business in fiscal 2005, offset in part by fluctuations in the amount of interest expense associated with our outstanding debt.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items.

Income (Loss) from Equity Investment. Income (loss) from equity investment represents our share of the results of operations of SGI Japan.

Provision for Income Taxes

Our net benefit for income taxes of $4.3 million for the first nine months of fiscal 2006 arose principally from a reduction of foreign tax exposures and a refund of state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions and a net increase to our reserves for taxes and related interest in various jurisdictions for historic tax exposures. Our net benefit for income taxes of $7 million for the first nine months of fiscal 2005 arose principally from a refund of U.S. income taxes paid in prior years and a reduction in foreign tax exposures, partially offset by net income taxes payable in foreign jurisdictions.

Financial Condition

To the extent that the matters described below relate to future events or expectations, they may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Court approval for various matters, the discharge of certain obligations and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Cash Balances. At March 31, 2006, our unrestricted cash and cash equivalents and marketable investments totaled $55 million, compared with $64 million at June 24, 2005. At March 31, 2006 and June 24, 2005, we also held $41 million and $40 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The decrease in our cash and cash equivalents compared with June 24, 2005 is primarily the result of cash used in our operations and investment activities during the first nine months of fiscal 2006, offset in part by cash provided by our borrowings.

Cash Consumption Trends. Primarily as a result of net losses, operating activities from continuing operations used $36 million during the first nine months of fiscal 2006, compared with using $40 million during the same period of fiscal 2005. The negative operating cash flows from continuing operations in the first nine months of fiscal 2006 were primarily due to our net losses and low revenue levels. We generated $35 million from our accounts receivable during the first nine months of fiscal 2006, an increase from the $25 million that was generated during the same period of fiscal 2005. During the first nine months of fiscal 2006, inventory increased $5 million compared to the $34 million increase in inventory reported in the first nine months of fiscal 2005 resulting from lower revenue levels coupled with continued focus on inventory management. Our deferred revenue increased $36 million in the first nine months of fiscal 2006 compared with an increase of $12 million in the same period of fiscal 2005, primarily resulting from the timing of revenue recognition of sales transactions. Our accounts payable increased $0.4 million in the first nine months of fiscal 2006 compared with an increase of $13 million in the same period of fiscal 2005. During the first nine months of fiscal 2006, our accrued compensation decreased $9 million compared with the $3 million decrease in accrued compensation in the same period of fiscal 2005 primarily due to headcount reductions.

Investing activities, other than changes in available-for-sale and restricted investments, used $6 million in cash during the first nine months of fiscal 2006, compared with using $15 million in cash during the same period of fiscal 2005. Principal investing activities in the first nine months of fiscal 2006 primarily consisted of purchases of property and equipment of $6 million. Principal investing activities in the first nine months of fiscal 2005 primarily consisted of purchases of property and equipment of $12 million.

Financing activities provided $33 million in cash during the first nine months of fiscal 2006, compared with using $11 million during the same period of fiscal 2005. During the first nine months of fiscal 2006, we received proceeds of $50 million from borrowings against our new term loan, $3 million from stock issued under our employee stock purchase plan (ESPP) and $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt. During the first nine months of fiscal 2005, the principal use of cash for financing activities was the repayment of $18 million of our debt.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At March 31, 2006, our principal sources of liquidity included unrestricted cash and marketable investments of $55 million, down from $64 million at June 24, 2005. Our unrestricted cash and marketable investments at March 31, 2006 included borrowings of $30 million against the term loan portion of our credit facility. Currently, we expect to consume cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales being consummated in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. It is essential to our operating plan for fiscal 2006 that our restructuring plan yields its anticipated savings and we meet the goals of our credit agreement for fiscal 2006.

Credit Arrangements. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility provides for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under our credit facility is determined weekly based on the value of working capital items, real estate and intellectual property. Our facility is secured by substantially all of the assets of SGI and our domestic subsidiaries (the “Borrowers”) and, together with the indentures governing our Senior Secured Notes, includes covenants for minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the facility and the indentures governing our Senior Secured Notes also limit the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock, or prepay or repurchase debt obligations. Our credit facility is subject to acceleration upon various events of default and failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in the predecessor credit facility. In each case, we received a waiver of compliance from the lender.

During the second and third quarters of fiscal 2006, we borrowed $35 million and $15 million, respectively, against the term loan. As of March 31, 2006 we were using our revolving line of credit under this facility to support letters of credit, including the $47 million in letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California and to support our current operations. Although we were in compliance with all covenants contained in this new credit facility as of December 30, 2005, we were in violation of the EBITDA covenant under this facility as of March 31, 2006. On May 3, 2006, we received a Default and Forbearance Letter from one of our creditors resulting from this violation. We accepted the terms of the Default and Forbearance Letter and applied $20 million of cash collateral against the outstanding term loan and reduced our obligation to $30 million. This facility was paid in full on June 28, 2006 with funds from our $130 million DIP Financing described below.

At both March 31, 2006 and June 24, 2005, we had outstanding $191 million, in aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million in aggregate principal amount of convertible subordinated debentures, due in 2011. Our Senior Secured Notes contain a covenant that limits our ability to incur indebtedness to banks and other institutional lenders in excess of $100 million, including any indebtedness under our credit facility. Including the letters of credit issued under our credit facility described above, at March 31, 2006, we had maximum potential future payments of $49 million related to financial guarantees for which we are the guarantor, but we do not expect our ultimate obligations under these guarantees to be material to our financial position, results of operations, or cash flows. As a result of filing for bankruptcy under Chapter 11 and in accordance with SOP 90-7, the Senior Secured Convertible Notes, the Senior Secured Notes and the 6.125% Convertible Subordinated Debentures were considered subject to compromise as of May 8, 2006.

During the fourth quarter of fiscal 2005, we received a notice of default from an investor claiming to own more than 25% of our outstanding 2011 Debentures. We assumed these debentures when we acquired Cray Research in 1996. The notice alleges that in 2000 we violated the indenture for the 2011 Debentures when we sold certain assets relating to the former Cray Research vector computing business to Tera Computer (now known as Cray, Inc.) without having them assume the indenture. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There are currently $57 million outstanding principal amount of 2011 Debentures. The 2011 Debentures are unsecured and subordinated. Upon the Effective Date of the Plan, all of the claims of the 2011 Debentures will have been addressed in accordance with the terms of the Plan and all claims relating to defaults will be discharged.

On May 26, 2006, we reached a settlement with our landlord to restructure our lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) and received Court approval of the settlement on June 15, 2006. This settlement terminated our lease obligations at ATC and terminated our lease obligations for two buildings at CTC as of June 30, 2006. It also amended our lease obligations for a third building at CTC. Pursuant to the agreement, we vacated the two buildings at CTC by June 30, 2006 and plan to vacate our third building by December 31, 2006.

DIP Financing. On May 10, 2006, we entered into an Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provided a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets. In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders providing up to $130 million of debtor-in-possession financing consisting of a $100 million term loan and a $30 million revolving line of credit. This DIP Agreement was approved by the Court on June 26, 2006 and replaced the $70 million Interim DIP Financing and the pre-petition credit agreement. The DIP Agreement is secured by certain assets of the Borrowers.

The DIP Agreement terminates and all outstanding borrowed amounts under the DIP Agreement become due on the earliest to occur of (i) the date a plan of reorganization confirmed under Chapter 11 becomes effective, (ii) the date on which an event of default occurs and is continuing, (iii) the date of any decision by the board of directors of any Borrower to proceed with the sale or liquidation of any Borrower without the consent of all of the Lenders, (iv) November 10, 2006, and (v) the date the Borrowers pay all of the required DIP Lenders in full and terminate the term loan under the DIP Agreement, unless terminated earlier in accordance with the terms of the DIP Agreement.

Restructuring Activities and Additional Capital. In the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to advise us in developing and implementing a restructuring program aimed at further substantial expense reductions, revenue and margin improvement initiatives and improved cash flow and liquidity. See “—Overview—Further Restructurings to Reduce Expenses”.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for the remainder of fiscal 2006 and fiscal 2007. While we are implementing initiatives developed in conjunction with AlixPartners LLC aimed at improving revenue and margins for our core systems products, we expect to continue consuming cash from operations through at least calendar year 2006. We expect the $130 million DIP Financing to provide adequate liquidity to meet our operating needs through our expected emergence from bankruptcy. On August, 30 2006, SGI signed a commitment letter with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy in Fiscal Year 2007. The exit financing facility consists of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corp. that will be used to pay off the $130 million DIP Financing, make distributions pursuant to the plan, and provide working capital for our ongoing operations. The exit financing facility is expected to mature five years after the final credit agreement is executed. The new financing is subject to the execution of definitive agreements and is expected to be completed in October 2006. We cannot be certain however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing, or that the additional financing would be adequate to achieve our objectives. If we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to sell all or parts of our business, develop and implement further restructuring plans or become subject to further insolvency proceedings.

Contractual Obligations

During the first nine months of fiscal 2006, there were two material changes to our contractual obligations. In December 2005, we renegotiated certain license fee arrangements and reduced our obligations by $2.6 million over the next three years. In October 2005, we entered into a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC that provides for increased credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The outstanding debt on the term loan at March 31, 2006 was $30 million, of which $5.6 million was due and payable by March 31, 2007. This facility was paid in full on June 28, 2006 with funds from our $130 million DIP Financing.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under the Plan.

On September 7, 2006 we entered into a Lease Agreement with Christensen Holdings, L.P. for a replacement headquarters facility in Sunnyvale, California. The lease is for approximately 128,154 square feet with an initial five year lease term at $0.977 per square foot in the first year, increasing to $1.137 per square foot by the fifth year. We expect to occupy the new facility by the end of calendar 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe there have been no significant changes during the nine months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended June 24, 2005, except as noted below.

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

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At March 31, 2006, our principal source of liquidity was unrestricted cash and marketable investments of $55 million, down from $84 million at March 25, 2005. Currently, we expect to continue consuming cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plans for both fiscal 2006 and fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our financing arrangements for both fiscal years. See”—Financial Condition”.

To seek to improve our liquidity, we are continuing to implement restructuring actions aimed at substantial expense reductions and a revenue generation initiative aimed at reversing the decline in our revenues. In addition, our operating goals require us to maintain stable year-over-year revenue levels while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “—Financial Condition”.

We face significant challenges in connection with our bankruptcy reorganization. On May 8, 2006, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See Note 2 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Our ability, both during and after the Chapter 11 Cases, to continue as a going-concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) the consummation of a plan of reorganization under the Bankruptcy Code; and (v) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

There is a risk of non-occurrence of the effective date. At a hearing held on September 19, 2006, the Court confirmed our Plan (the “Confirmation Date”). While the Plan has been confirmed by the Court, it has not yet been consummated. Although we believe that the effective date of the Plan (the “Effective Date”) will occur soon after the Confirmation Date, there can be no assurance as to such timing. Under the Plan, the Effective Date must occur within 30 days of the date of the Court’s order confirming the Plan. Moreover, if each of the conditions to consummation and the occurrence of the Effective Date has not been satisfied or duly waived on or before October 20, 2006, or such later date as may be consented to by the parties, the Court may vacate the Confirmation Order, in which event the Plan would be deemed null and void. The failure of the Effective Date to occur on or before October 20, 2006, would (unless duly waived) constitute a termination event under the Restructuring Agreement that could allow parties to terminate their obligations to support the Plan. This, in turn, could cause an event of default under the Company’s post-petition financing agreement and the post-petition financing order that could give rise to termination of the post-petition credit facility and the Debtors’ ability to use cash collateral as well as the exercise of remedies by the agent thereunder with respect to some or all of the Debtors’ assets.

We may not achieve our operating goals and may not be in compliance with debt covenants. In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement with Morgan Stanley Senior Funding, Inc., Wells Fargo Foothill, Inc., and certain other lenders party thereto, providing up to $130 million of debtor-in-possession financing. See Note 11 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Under the terms of the $130 million DIP Financing, we are required to comply with various terms and conditions. Although to date we have been in compliance, there can be no assurance that we will be able to comply with such terms and conditions in the future. In the event that we default under the DIP Agreement and the DIP Agreement is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the $130 million DIP Financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In addition, if we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to sell all or parts of our business, develop and implement further restructuring plans or become subject to further insolvency proceedings.

We may not be successful in closing our exit financing. We have received a commitment and paid a commitment fee to Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide the Company with a credit facility adequate to meet our forecasted cash requirements. The commitment for financing is dependent on completing a definitive loan agreement, and other closing conditions. While we believe that we will be able to successfully meet these requirements, we cannot guarantee that the funds will be made available to us until all such conditions are met.

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries. As part of the first day relief requested in the Chapter 11 Cases, the Court entered orders allowing us to pay certain pre-petition key vendor trade claims in the ordinary course of business. However, we were not permitted to pay all of our vendors in full. As a result, while we have not yet experienced any significant disruption in our relationships with our suppliers or vendors, we may have difficulty maintaining existing relationships, or creating new relationships with suppliers or vendors. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on terms such as ‘cash on delivery,’ ‘cash on order,’ or other terms that could have an adverse impact on our short-term cash flows. In addition, the filing of the Chapter 11 Cases may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

The filing of the Chapter 11 Cases and the publicity surrounding the filing might also adversely affect the businesses of our non-debtor subsidiaries. Because our business is closely related to the businesses of all of our subsidiaries, any downturn in the business of our subsidiaries could also affect our prospects. It remains uncertain whether the commencement of the Chapter 11 Cases and the associated risks will adversely affect the businesses of any of our subsidiaries. In addition, our non-debtor subsidiaries do not have the benefit of the automatic stay and other protections afforded by the Bankruptcy Code.

Upon consummation of the Plan, our existing common stock will be cancelled and have no value. Under the Plan, all of our existing common stock will be cancelled upon consummation of the Plan and the holders of such securities will receive no recovery. This has caused a significant negative reaction from our stockholders and may adversely affect our ability to attract new stockholders in the future.

The conduct of our business may be restricted under the Bankruptcy Code. The Debtors are operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Cases, the Debtors are required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business for the debtor entities. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although the Debtors may seek the approval of the Court to sell assets and settle liabilities (including for amounts other than those reflected on the Company’s Consolidated Financial Statements), there can be no assurance that the Court will grant such approvals. The Court also has the authority to oversee and exert control over the Debtors’ ordinary course operations.

As a result of the restrictions described above, prior to the Effective Date, our ability to respond timely to changing business and economic conditions may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial.

Our on-going restructuring activities may not reduce our losses and cash consumption. We have implemented several expense-related restructurings in recent years. In addition, in September 2005, March 2006, and June 2006 we began to implement restructuring plans aimed at further substantial expense reductions and continue to execute on these plans. See “—Overview—Further Restructurings to Reduce Expenses”. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish their intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We are operating under new leadership that will cause strategic and operational changes in our business. On January 27, 2006, the Board of Directors appointed Mr. Dennis McKenna as our new President and Chief Executive Officer in order to effectuate the turnaround of our business. In addition, our Board of Directors appointed Mr. McKenna as a director and Chairman of the Board on February 1, 2006. Also on February 27, 2006 Mr. Jeffery Zellmer, the Company’s Senior Vice President and Chief Financial Officer and Mr. Warren Pratt, the Company’s Executive Vice President and Chief Operating Officer, resigned. Ms. Kathy Lanterman, the Company’s Vice President and Controller, was appointed the new Senior Vice President and Chief Financial Officer of the Company.

We are currently in a transition period as a result of these leadership changes. We may continue to have strategic, operational or leadership changes to our business in the future and we cannot assure you that such strategic, operational or leadership changes, if any, will lead to an improvement of our business and financial condition. There can also be no assurance that any such strategic, operational or leadership changes will not lead to a further deterioration of our business or financial condition.

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

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. Our Linux-based systems sales declined by 47% in third quarter of fiscal 2006 compared with the corresponding period in fiscal 2005. Risks associated with these newer product families include dependence on Intel in terms of price, supply, dependability, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 processor family; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

Future revenue growth from our newer product families is especially important because revenues from our traditional MIPS and IRIX products and maintenance business are expected to continue to decline. Our ability to achieve future revenue growth will depend significantly on the market success of these newer product families in servers and storage as well as our ability to generate sales to match or replace revenues generated from large sales transactions in prior periods. If one or more of the product lines were to fail in the market, it could have an adverse effect on our business and liquidity.

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use. Our core products are based on system architectures that have been developed by working closely with partners for optimization on our products Our product strategy and business depend on the continued availability and competitiveness of the microprocessors that we use and would be adversely affected by any further delays and/or discontinuance of these processor families. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that our chosen microprocessors be competitive as to performance as well as price. Microprocessor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Although we have taken steps with the introduction of new products to mitigate our dependence on a single microprocessor, the transition will take some time, and the migration may be expensive and time consuming.

Our results of operations would be adversely affected if the carrying value of our long-lived assets became impaired. We evaluate our long-lived assets, including property and equipment and goodwill, whenever events or circumstances occur that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our long-lived asset impairment review would be based on a cash flow analysis and would require judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of cash flows may change within the next twelve months resulting in the need to reassess the carrying value of our long-lived assets for impairment. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. As a result, we may incur substantial non-cash impairment charges, which could adversely affect our results of operations. For example, in the third quarter of fiscal 2006 our operating results were adversely impacted by an $8 million charge for the impairment of goodwill associated with our Products reporting unit. See Note 10 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on our goodwill impairment assessment.

Our financial reporting controls and procedures may be impaired by our restructuring activities and attrition. The uncertainties surrounding our business prospects, the Chapter 11 filing, and our continuing restructuring actions have increased the challenges of attracting and retaining qualified employees. Our annualized attrition rates have increased significantly in fiscal 2006 compared with fiscal 2005. There is no guarantee that we can retain highly qualified employees, or that we will be able to hire highly qualified candidates, as new skills are needed. In addition, while we will strive to ensure that material weaknesses do not develop in our internal controls due to headcount reductions or other factors, there is no guarantee that our internal controls will be unaffected by the restructuring actions or increasing attrition. If material weaknesses develop and we are unable to efficiently and effectively address these matters, investors could lose confidence in the reliability of our internal controls over financial reporting.

We are increasingly dependent on our key suppliers. Our strategy of developing system products based on industry-standard technologies has increased our technical dependence on Intel and other key suppliers. It is therefore important that we receive appropriate development cooperation from our suppliers, and that the products from these suppliers continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our Altix family depends on continued component availability, dependability, quality performance and price/performance. Our financial performance and business prospects would be adversely affected if our suppliers were to reduce their support, including to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity.

The competitiveness of our system products, particularly our servers, is also significantly affected by the availability on our platform of third-party software applications that are important to customers in our target markets. The success of our Linux-based products and services depends on, among other things, the growth of the Linux market, the acceptance of Linux solutions by customers in demanding environments, the availability of Linux applications optimized for the 64-bit Itanium 2 platform or our scalable systems architecture and our dependence on acceptance of SGI-developed code by the open source community and by Linux distributors with whom we partner. In addition, from time to time we receive co-funding for certain development efforts and reduction or elimination of such funding could adversely affect the development and introduction of new systems.

Our dependence on key suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis. We rely on both single source and sole source suppliers for many of the components we use in our products. For example, we currently utilize microprocessors from a sole source supplier in our Altix family of servers and superclusters and have designed our system architecture to optimize performance using their processors. If we were to utilize an alternative microprocessor, the transition would require an alternative design, which would be costly and cause significant delays in the development of future products, adversely affecting our business and operating results.

Our business is dependent on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. In addition, we have benefited from favorable discounts on certain components from key suppliers for selected transactions. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain that interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility, the possibility of charges for excess and obsolete inventory and risks involved with end of life buys from single source and sole source suppliers. We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

In addition, we are in the process of transitioning to an alternate supplier to act as our foundry for certain key integrated circuits for new products planned for 2008 and later. There can be no assurance that we will be able to complete the transition without significant incremental cash impact.

We may not be able to retain and attract qualified employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects, the Chapter 11 Cases and our continuing restructuring actions have increased the challenges of retaining world-class talent. Our annualized attrition rates have increased significantly in fiscal 2006 compared with fiscal 2005. Although we have put programs in place to encourage employee retention, there is no guarantee that we can retain highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

We expect our operating results to fluctuate for a variety of reasons. Our revenue and operating results may fluctuate for a number of reasons from period to period, and we have consistently fallen short of our forecasts in recent years. Decreases in revenue can arise from any number of factors, including decreased demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, competitive factors, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by us or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, industry price trends, competitive pricing pressures (particularly for high visibility accounts) and the mix of server and desktop product revenue as well as the mix of configurations within these product categories. As a result of the concentration of sales in the third month of each quarter, developments late in a quarter can have a significant impact on that period’s results.

We operate in a highly competitive industry. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. An important competitive development in our market has been the emergence of networked clusters of commodity computers from suppliers like Dell Computer as an alternative to our midrange products. These clusters have grown at a faster than anticipated rate and are taking an increasing share of the high-performance computing market. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “—Many of our international sales require export licenses”. Although we have introduced a cluster product, we face significant competition in this market.

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

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components such as semiconductors and outsource manufacturing partners. The failure of any one of these elements could cause our products under development to fail to meet specifications or to miss the aggressive timetables that we establish. There is no assurance that development or acceptance of our new systems will not be affected by delays in this process. In addition, from time to time we receive co-funding for certain development efforts and reduction or elimination of such funding could adversely affect the development and introduction of new systems.

Our product strategy and business depend on the continued availability and competitiveness of the Itanium 2 processor family and would be adversely affected by any delays and/or discontinuance of this processor family. See “—Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use”. In addition, we may incur penalties under long-term contracts that require the delivery of future products.

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

We may become involved in intellectual property disputes. We routinely receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or may seek to obtain a license. We are in discussions with several parties regarding the potential use of our patents, which may result in licensing fees, royalties or a one-time settlement. If negotiations are not successful, we may need to litigate. If we were to litigate, we could incur significant costs and we might not prevail in our case. We are in discussions with several parties that have asserted intellectual property infringement claims. In any given case there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of these intellectual property claims will also increase.

In addition, our growing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. We received a notice from SCO Group purporting to terminate, as of October 14, 2003, our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on us, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against us in respect of our alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claim. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ plan of reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Company. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the plan of reorganization. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. A hearing on this motion is scheduled for November 1, 2006. We do not believe that LGE’s claims of patent infringement are meritorious and we intend to oppose them. See “Legal Proceedings”.

On April 27, 2004, SGI received a letter from counsel for Patriot Scientific Corporation listing six patents purportedly owned by Patriot concerning various microprocessor technologies. The letter did not name any specific products of SGI but noted that Patriot had commenced litigation against six companies in two separate litigations, including Intel. On September 23, 2005, SGI received a follow up letter from Alliacense, which purported to be a successor entity to Patriot. The September 2005 letter stated that Alliacense had reached agreement with several companies, including Intel and AMD, for licenses to the subject patents. The letter did not identify any specific products of SGI that Alliacense believed to infringe any of the subject patents; however, the letter states Alliacense’s belief that “virtually every product manufactured today utilizing microprocessors or embedded microprocessors” will require a portfolio license from Alliacense. We believe that Alliancense’s assertions are without merit. See “Legal Proceedings”.

We will not be able to utilize a significant portion of our net operating loss and credit carryforwards. We currently have over $1 billion in U.S. net operating loss carryforwards due to prior period losses. Most of these net operating loss carryforwards were incurred prior to SGI’s Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of net operating loss and credit carryforwards of a loss corporation are limited if during a testing period (usually three years) there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, SGI exchanged some of its debt for common stock. This exchange resulted in more than a 50% cumulative shift in the stock ownership of SGI. Accordingly, SGI’s ability to utilize its net operating losses will be significantly limited as provided under section 382 of the Internal Revenue Code. This limitation would reduce our income after taxes, thereby affecting our cash balances and liquidity, if in any given future fiscal period taxable profits are in excess of the restricted losses available for offset.

Compliance or the failure to comply with environmental laws could impact our future net earnings. Certain of our products and operations are regulated under various laws in the U.S., Europe and other parts of the world relating to the environment, including laws and regulations that limit the use of certain substances in our products or require us to recycle our products when they become waste. While it is our policy to ensure that our operations and products comply with environmental laws at all times, any failure to so comply with environmental laws or customer requirements relating to such laws could require us to stop producing or selling certain products, recall noncompliant products, or otherwise incur substantial costs in order to acquire costly equipment to make other operational changes in order to achieve compliance. Although environmental costs and liabilities have not materially affected us to date, due to the nature of our operations and legal developments affecting our products and operations, environmental costs and liabilities could have a material adverse affect on our business and financial position in the future.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We track regulatory developments that may impact our business and devote substantial resources toward developing strategies for compliance with new requirements as they are enacted.

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including the European Union Directive on the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union on or after July 1, 2006. Due to these restrictions, we have decided not to ship our remarketed products from the United States to Europe after July 1, 2006, and we are completing our work with our suppliers to assure RoHS compliance with respect to our other products. If a regulatory authority determines that one of our products is not RoHS-compliant, we may have to redesign and re-qualify certain components to meet RoHS requirements, which could subject us to increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.

We may face significant costs and liabilities in connection with product take-back legislation, such as the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”), which makes producers of electrical and electronic equipment, including computers, responsible for the collection, recycling, treatment and disposal of past and future covered products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. These and other environmental laws may become stricter over time and require us to incur substantial compliance costs. RoHS and WEEE are being implemented by individual countries in the European Union and it is likely that each jurisdiction will implement, interpret or enforce RoHS and WEEE somewhat differently. In addition, final guidance from individual jurisdictions may impose different or additional responsibilities on us. Our failure to comply with WEEE and ROHS, contractual obligations relating to WEEE and RoHS or other environmental laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 19 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which information is hereby incorporated by reference.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Vice President Severance Benefits Plan, effective August 11, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis McKenna and Kathy Lanterman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 16, 2006	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman
Chief Financial Officer and Corporate Controller
(Principal Financial Officer)