Form 10-K
period 2006-06-30
SILICON GRAPHICS INC
filed 2006-10-16
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2006.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value
6.50% Senior Secured Convertible Notes

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 30, 2005 on the Over-the-Counter Bulletin Board, was approximately $74 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant’s voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 2006, the registrant had 274,247,196 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

SILICON GRAPHICS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2006

PART I

Cautionary Statement Regarding Forward-Looking Information

The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements about our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected emergence from Chapter 11, expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2007, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms and similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to: the effects of our Chapter 11 filing; our ability to maintain adequate liquidity; our ability to obtain and maintain normal terms with customers, suppliers and service providers; our ability to continue as a going concern; our ability to operate pursuant to the terms of our credit agreement; our ability to consummate our plan of reorganization with respect to our Chapter 11 Cases; our ability to maintain contracts that are critical to our operations; risks associated with the volatility of our stock price; risks associated with the timely development, production and acceptance of new products and services; increased competition; dependence on third party partners and suppliers; the failure to achieve expected product mix and revenue levels; failure to manage costs and generate improved operating results and cash flows; failure to maintain compliance with debt covenants; and failure to maintain adequate cash resources for the operation of our business. Additional risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2005 and the significant restructuring effected in fiscal 2006 and to be effected in fiscal 2007; risks related to our compliance with debt covenants; changes in customer order patterns; the impact of employee attrition and our ability to hire certain key professionals in areas such as sales, marketing, finance, engineering and product management in order to execute our business strategies; adverse changes in general economic or business conditions; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risk Factors” in Item IA of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

ITEM 1. BUSINESS

General

SGI is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” from mining a company’s databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic timeframe and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of application segments including defense and intelligence, sciences, engineering analysis, and enterprise data management.

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), Silicon Graphics, Inc. (“the Company” or “SGI”) and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). Certain subsidiaries of SGI, consisting principally of international subsidiaries, are not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remain in possession of their assets and properties as debtors-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. For further information regarding these petitions, see Note 1 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

On May 10, 2006, SGI, Silicon Graphics Federal, Inc. and Silicon Graphics World Trade Corporation (collectively, the “Borrowers”) entered into a Post-Petition Loan and Security Agreement (the “Interim DIP Agreement”) dated as of May 8, 2006 with Quadrangle Master Funding Ltd., Watershed Technology Holdings, LLC and Encore Fund, L.P. (collectively, the “Interim DIP Lenders”). The Interim DIP Agreement provided $70 million of DIP financing (the “$70 million DIP Financing”) to the Borrowers secured by certain of the Borrowers’ assets.

In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement (the “DIP Agreement”) with Morgan Stanley Senior Funding, Inc. (the “Administrative Agent”), Wells Fargo Foothill, Inc., the Interim DIP Lenders and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $130 million of debtor-in-possession financing (the “$130 million DIP Financing”). This $130 million DIP Financing was approved by the Court on June 26, 2006 and we borrowed $100 million against this facility, of which a portion of the funds were used to repay our outstanding borrowings against the $70 million Interim DIP Financing and our pre-petition asset-backed credit facility.

At a hearing held on July 27, 2006, the Court approved the Company’s Disclosure Statement, ruling that it contained adequate information for soliciting creditor approval of the Company’s Plan of Reorganization. At a hearing held on September 19, 2006, the Court confirmed the Company’s Plan of Reorganization as amended (the “Plan”). This Confirmation Order became a Final Order on October 2, 2006. We expect to emerge in October 2006 subject to the remaining conditions precedent to emergence:

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

Under Chapter 11, we are continuing to operate our business without interruption as a debtor-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

Although we cannot currently estimate the impact of the Chapter 11 filings on our future financial statements, we have determined that we will be required to review certain assumptions used in determining the fair values of our long-lived assets and other intangibles, deferred revenue and the realizability of our accounts receivable among other items. These charges will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business.

Proposed Business Plan

In connection with our Chapter 11 proceeding, we prepared a proposed business plan that was presented to our Court appointed Creditors’ Committee on June 30, 2006 and is described in our Disclosure Statement. Certain highlights of the business plan are provided below. The projections underlying the business plan were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding financial forecasts, and were not audited, reviewed, or compiled by our independent registered public accounting firm. It should also be noted that the following highlights are forward looking and based on certain forecasts, market assumptions and many other factors and, as such, are inherently inaccurate and should not be relied upon. Further, our proposed business plan described in the Disclosure Statement and the assumptions utilized therein were determined prior to the finalization of our consolidated financial statements for fiscal 2006. A change in these assumptions or factors could significantly affect the projections contained in the business plan. Additionally, you should carefully read the “Cautionary Statement Regarding Forward-Looking Information” section of this Form 10-K for a list of some of the items that could affect our business and actual financial results.

The business plan projects pro forma year-over-year consolidated revenue growth of between approximately 2.5% to 5.0% given our strategies regarding new product development, penetration of new markets and the stabilization of our current core of revenue sources. Accordingly, the business plan projects consolidated revenue of $532 million in fiscal 2006 to increase to approximately $671 million in fiscal 2011. The business plan projects gross profit of between 38% and 40% with slight changes as the mix of products changes and as revenue increases while fixed costs of goods sold remains static. The business plan projects that we will continue to implement further restructuring actions to reduce costs in fiscal 2008 and as such, operating expenses, excluding restructuring, will continue to decline through fiscal 2008. For fiscal 2009 and beyond, the projections assume that operating expenses will increase for modest annual increases in employee compensation. The business plan projects an operating loss of approximately $22 million in fiscal 2007 as we continue to implement restructuring actions to achieve profitability in fiscal 2008 and beyond.

The business plan projects that, at emergence, we will obtain a term loan for approximately $70 million and will repay the outstanding debtor-in-possession (“DIP”) facility with part of the $50 million proceeds from the rights offering and the $70 million exit facility. Post-emergence projected interest expense represents interest expense associated with the $70 million exit facility.

Upon emergence, the business plan projects that our new common stock will consist of 25,000,000 authorized shares of the reorganized company with distributions including approximately 10,000,000 shares issued and distributed to holders of Allowed Secured Note Claims and Allowed Cray Unsecured Debenture Claims, 1,125,000 shares distributed as Overallotment Shares pursuant to the Backstop Purchasers pursuant to the Backstop Purchase Agreement, and a certain number of shares not to exceed 10% of the new common stock to be distributed pursuant to the terms of the New Management Incentive Plan.

In preparing the business plan, we made many assumptions, which, if changed, could significantly affect the results of operations against the business plan. Some of the major assumptions include: current and projected market conditions in each of our respective markets; successful implementation of our top-line growth strategies; successful execution of operational improvements including cost savings opportunities in our manufacturing operations and in administrative departments; and the ability to maintain sufficient working capital to self-fund our operations or gain access to financing sources to fund any deficiencies. We undertake no obligation to publicly update or revise any of the projections or information discussed in the business plan, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

Business Strategy

For more than 20 years, SGI systems have enabled discovery, innovation and information transformation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. We are taking the knowledge that we have gained in our traditional markets, coupled with the services our customers rely on and are making that more broadly available across our customers’ organization or enterprise. The unique shared-memory architecture of our server product line enables enterprise customers dealing with bigger data sets to access, analyze and transform their data to improve their decision-making and their overall competitive advantage. Furthermore, we have expanded our product line to include servers with Intel Xeon processors and clusters. SGI’s strategy, to incorporate leading-edge technology in point-solutions that target specific workflow requirements and package the technology in a unified solution, enables all customers to efficiently deploy a “blended” server solution to support multi-workflow requirements.

This strategy requires that we maintain industry leadership with our products and services and provide highly differentiated solutions to our customers. Accordingly, the core elements of our strategy are as follows:

•	Leading-Edge Innovation. Being at the forefront of high-performance computing, data management and services is core to our strategy, and accordingly we invest significantly in product development. SGI has introduced many important innovations to the world, including the first scalable NUMA (“Non-Uniform Memory Access”) system and work that led to the first storage area networks. Recent innovations in interoperability have brought to SGI a range of product lines that operate well together in customer environments, enabling SGI to solve a broader range of customer problems.

•	Support of Industry Standards. SGI is committed to the support of open standards for core elements of its new generation products, while focusing its proprietary component technology development to areas that deliver differentiated features and performance. Commitment to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price performance of today’s best-of-breed components, such as commodity DRAMs and the Intel Itanium and Xeon families of processors. Second, it enables SGI to leverage the research and development of Intel and the Linux community and therefore to focus our resources on systems architecture, storage management and solution delivery, all of which we believe is differentiated in important respects in the marketplace. Third, our support of industry standards, such as the Linux operating system, enables SGI to assimilate easily into standards-based IT environments.

•	Direct Engagement with Our Customers. SGI benefits greatly from its close association with its customers, who are often among the leading experts in their fields. We maintain a program of regular contact and technical discourse with our customers. In addition to sponsoring many industry conferences and forums around the world, SGI engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes elite users of SGI solutions. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach, and we consider this close association to be a core part of our ongoing strategy.

•	Market Focus. Leveraging our strengths in scalable high-performance computing, data management and deep domain expertise, we are developing solutions that map to customers’ enterprise and workflow environments. We have also aligned our marketing resources to address specific market needs and drive innovation to benefit our target markets.

•	Investing in ISV and Reseller Relationships. SGI depends on a strong ecosystem of software, hardware and partners. We are investing in a worldwide global developer program for independent software vendors, including porting and benchmarking support, direct interaction with our engineering staff, and sales and marketing resources. We understand that our success depends on theirs. We also engage in a variety of programs with OEM and reselling partners, who bring our technologies to a variety of customers not serviced directly by SGI. Investment in developing reseller channels and in software application partners joint marketing continues to be a key strategy for us, as it supports our ability to deliver a complete market-driven solution.

Products

SGI systems are developed to enable our customers to overcome the challenges of complex data-intensive workflows, and accelerate breakthrough discoveries, innovation, and information transformation. SGI systems are primarily based on the Linux operating system and Intel Itanium 2 and Xeon microprocessors; although we continue to offer systems based on the IRIX® operating system and MIPS® RISC microprocessors. The SGI server platform addresses specific workflow requirements with its Linux-based comprehensive family of SGI® Altix® products in a unified infrastructure that is based on industry-standard Linux operating system, a comprehensive storage offering, and common development and administrative toolsets across the platform.

Scalable Servers. SGI offers a full range of scalable servers from our entry level SGI® Altix® 400 series of servers and clusters through the SGI® Altix® 4000 series of servers and supercomputers. These Altix product families feature Intel Itanium 2 processors, the Linux operating system, and SGI® NUMAflex™, which enables customers to configure systems to meet their exact requirements, while maintaining optimum flexibility in meeting their changing needs over time. Altix 400 series systems combine SGI’s NUMAflex architecture with entry-level pricing to deliver exceptional value as a scalable solution for departmental, database and cluster applications. The Altix 4000 systems are the most scalable systems in the industry and achieve this performance through the combination of the proven NUMAflex approach and the power of up to 1024 Itanium 2 processors running a single operating system. Altix systems can further be brought together in clusters to create supercomputers of 10,240 processors or more that are among the most powerful in the world today.

Altix XE. SGI Altix® XE is a value-priced entry-level server and integrated cluster solution that complements the Altix scalable server product lines. It offers superior performance and energy efficiency at a lower price point. The combination of the advanced Intel® Dual-Core Xeon® processor architecture delivered in a fully factory integrated cluster solution, backed by SGI’s industry-leading service and support provides customers with exceptional value in the SGI Altix XE platform.

Storage Solutions. Customers across high-performance computing and enterprise markets desire ever increasing performance from their servers, creating a parallel need to manage the massive amounts of data generated by these servers. SGI InfiniteStorage is a line of scalable, high-performance storage solutions built specifically for data-intensive workflow management, faster cycle times, and higher levels of access, availability and security.

Within the InfiniteStorage line, SGI offers a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations. SGI offers industry-leading scalable network-attached storage (“NAS”) through a range of file-serving solutions bundles. SGI also offers storage area network (“SAN”) solutions based on tightly integrating our CXFS™ shared file system, along with SGI’s FailSafe® high-availability software and Data Migration Facility (“DMF”) for hierarchical storage management. InfiniteStorage systems can be attached to SGI systems and a variety of platforms from other vendors. This approach is intended to allow these solutions to scale across storage architectures and operating systems in addition to scaling from megabytes to exabytes and from hundreds to millions of files in a single system.

Global Services

The quality and reliability of our products and our understanding of SGI customers’ technical and business challenges is critical to our success. SGI’s Technology Solutions service portfolio offers system solution engineering services, professional and managed services, and traditional customer support and education. Through our Technology Solutions, we offer our customers service solutions tailored to meet their business objectives and maximize the return on their technology investment. We provide customer support services online, through SGI global support centers, and through authorized local service providers in countries where SGI does not have a local office. SGI’s support offerings include both hardware and software support, and range from on-site and mission critical support to same-day and next-day support with response times based on the needs of the customer.

Support Services. SGI Support Services consist of a core set of offerings that are available worldwide. Our proven support offerings include hardware and software support and range from on-site and mission critical support to same day and next day support with response times based on the needs of the customer. In addition, SGI support customers receive excellent benefits from SGI Electronic Support tools such as Embedded Support Partner (“ESP”), SGI Knowledgebase, and Supportfolio.

Managed Services. SGI Managed Services include a broad range of product-focused services to maximize system performance and accelerate productivity. Services include hardware installation, system deployment, implementation, and on-site and remote system management. Specific implementation services include system administration, installation and configuration of SGI systems, SAN and CXFS Implementation, File Server Implementation and High-Availability Software Implementation.

Professional Services. SGI Professional Services is a total solution provider operating worldwide. We design solutions to help our customers achieve their technology and business goals and overcome their greatest challenges. Our teams of solution architects, project managers, and technical engineers deliver comprehensive solutions as well as specific services that address the solution’s life cycle from initial problem assessment to solution architecture, deployment, and integration through follow-on support and service. SGI delivers solutions focused around High Performance Computing (“HPC”), Storage and Media Solutions. Our Professional Services group maps solutions to the customer’s workflow utilizing our extremely rich technology portfolio with a complete spectrum of industry best-in-class technology including servers, storage, interconnect, software and consulting. SGI has expertise in a broad range of industries for complete solution stacks including development, deployment and management.

Marketing, Sales, and Distribution

SGI sells system products and solutions through both a direct sales force and indirect channel partners. In fiscal 2006, SGI initiated a program to recruit and develop a stronger reseller channel in order to reach a greater number of customers and introduce our products to new markets. The SGI direct sales and support organization operates throughout the United States and in most significant international markets. We have channel partners in almost all the countries in which we have a presence; in other countries, we work through SGI authorized distributors.

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

Information with respect to international operations and export sales is presented in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. See also “Risk Factors” included in Item IA of this Form 10-K.

No single end-user customer accounted for 10% or more of our revenues in any of the last three fiscal years. While our sales in the U.S. government sector represent substantially more than that level, these sales are made to and through numerous government agencies and to integrators and resellers who work with those agencies. Information regarding revenue and operating profit by reportable segments and revenue from external customers by geographic region is presented in Note 18 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Research and Development

SGI is concentrating its research and development efforts on products and technologies that it believes hold the highest potential, including global shared memory system architectures and storage. Our strategy is to derive maximum leverage from these efforts by using a foundation of industry-standard components, such as the Intel Itanium family of microprocessors and the Linux operating system. As a result, we have sharply reduced our investment in visualization technology and graphics as well as MIPS microprocessors and the IRIX operating system. There can be no assurance that we will maintain or create sufficient differentiation to achieve and sustain a competitive advantage.

During fiscal 2006, fiscal 2005 and fiscal 2004, SGI spent approximately $84 million, $93 million, and $109 million, respectively, on research and development, representing approximately 16% of total revenue in fiscal 2006 and 13% of total revenue in each of fiscal 2005 and fiscal 2004. We are committed to continuing innovation and differentiation, and as a result will most likely continue to make research and development investments consistent with historical levels. However, declines in total revenue over the last several fiscal years have led us to reduce the absolute dollar level of our investment in research and development.

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

Most of our products incorporate components that are available from only one or limited sources. Key components that are sole-sourced include application specific integrated circuits (“ASICs”), microprocessors and certain cable, power and memory products. We have chosen to deal with sole sources in these cases because of unique technologies, economic advantages, or other factors. But reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components. Continued availability of these components could be affected if producers were to discontinue supplying, or to change the payment terms for, components customized to meet our requirements. Risks also include limited bargaining flexibility, long lead times, reduced control over delivery schedules, and the possibility of charges for excess and obsolete inventory. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These purchase commitments typically cover our requirements for periods ranging from 30 to 180 days.

We also have single sources for less critical components, such as peripherals, communications controllers, monitors, and chassis, but we believe that in most cases we could develop alternative sources for these components if necessary. However, unexpected reductions, interruptions or price increases would, at least in the short term, adversely affect our operating results.

Several of our suppliers are located outside the United States. Pricing from these suppliers can be strongly affected by such factors as trade protection measures and changes in currency exchange rates. In addition, the markets for memory modules, which are a significant component of our overall systems cost, can be volatile both in terms of pricing and availability.

Competition

The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent product introductions, short product life cycles and steadily improving price/performance. Customers make buying decisions based on many factors, including solution completeness, product features, price/performance, total cost of ownership, product quality and reliability, ease of use, capabilities of the system software, availability of third party applications, software, customer support, product availability, and corporate reputation. Significant discounting from list prices is prevalent in the industry.

Our focus on addressing a large portion of the workflow with high performance offerings in our key application segments provides advantages in being able to develop solutions specifically for these users. However, our competitors such as IBM, Hewlett-Packard, Sun Microsystems and Dell are generally far larger companies with much greater resources. We also compete with systems manufacturers and resellers of systems based on X86 class microprocessors. Because a computer system is a substantial investment requiring multi-year support, concerns as to our continued viability can have a significant competitive impact. In some instances, the diversified business of our competitors can support very deep discounting to gain market share in the high-performance computing business. We believe growth in the Linux-based systems market may also attract increased competition. An important competitive development in our market has been the emergence of networked clusters and commodity computers from suppliers like Dell Computer as an alternative to our midrange products. These clusters have grown at a faster than anticipated rate and are taking an increasing share of the high-performance computing market.

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

As is customary in our industry, we license from third parties a wide range of software, including the LINUX and UNIX operating systems, for internal use and use by our customers.

Our business will be affected by our success in protecting proprietary information and obtaining necessary licenses. We are in discussions with several parties regarding the potential use of our patents, which may result in licensing fees, royalties or a one-time settlement. If negotiations are not successful, we may need to litigate. If we were to litigate, we could incur significant costs and we might not prevail in our case. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property or could require significant changes in product design. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. The computer industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property disputes both as plaintiff and defendant. We are in discussions with several parties that have asserted intellectual property infringement claims, and we expect that litigation of this sort will reoccur from time to time. See “Risk Factors”.

Seasonality and Backlog

We do not consider our business to be highly seasonal, although in two of the past three years revenues in the second fiscal quarter ending in December have been higher than other quarters in our fiscal year, reflecting in part buying patterns of calendar year-end customers. Past performance should not be considered a reliable indicator of our future revenues or financial performance.

Our consolidated backlog at June 30, 2006 was $127 million, up from $120 million at June 24, 2005. Backlog is comprised of committed purchase orders for products and services deliverable within nine months. We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. In addition, we have not yet reflected in our backlog portions of longer delivery-cycle contracts we have been awarded, but which will not be delivered in the next nine months. The deliveries associated with these contracts are currently scheduled to ship outside the time frame provided in our bookings policy and will not be recognized as revenue in fiscal 2007. These types of orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance. Although the backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, many orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. As a result, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

Certain of our products and operations are regulated under various laws in the U.S., Europe and other parts of the world relating to the environment, including laws and regulations that can limit the use of certain substances in our products or require us to recycle our products when they become waste. While it is our policy to ensure that our operations and products comply with environmental laws at all times any failure to so comply with environmental laws or customer requirements relating to such laws could require us to stop producing or selling certain products, recall noncompliant products, or otherwise incur substantial costs in order to acquire costly material or to make other operational changes in order to achieve compliance. Although environmental costs and liabilities have not materially affected us to date, due to the nature of our operations and legal developments affecting our products and operations, environmental costs and liabilities could have a material adverse affect on our business and financial position in the future.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We cannot estimate the possible loss exposure; therefore, no accrual for the costs to comply with these regulations has been recorded. We track regulatory developments that may impact our business and devote resources toward developing strategies for compliance with new requirements as they are enacted.

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including the European Union Directive on the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union on or after July 1, 2006. Due to these restrictions, we have decided not to ship our remarketed products to Europe after July 1, 2006, and we are completing our work with our suppliers to assure RoHS compliance with respect to our other products. If a regulatory authority determines that one of our products is not RoHS-compliant, we may have to redesign and re-qualify certain components to meet RoHS requirements, which could subject us to increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.

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

Employees

As of June 30, 2006, we had 1,738 regular employees compared with 2,423 at June 24, 2005. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers’ councils where required by European Union or other applicable laws.

Corporate Data

SGI was originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. SGI’s website address is www.sgi.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations page of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Human Resources Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on our website at www.sgi.com/company_info/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics, Inc., 1200 Crittenden Lane, Mountain View, CA 94043.

Trademarks Used in the Form 10-K

Silicon Graphics, SGI, Octane, Onyx, Origin, Tezro, Fuel, FailSafe, IRIX, and Altix are registered trademarks, and CXFS, NUMAflex and Prism are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide.

MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group. Intel, Xeon and Itanium are registered trademarks of Intel Corporation or its subsidiaries in the United States and other countries. Linux is a registered trademark of Linus Torvalds.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of SGI and their ages as of September 15, 2006 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Dennis McKenna	57	Chairman of the Board, Chief Executive Officer and President	2006

Kathy Lanterman	46	Senior Vice President, Chief Financial Officer and Corporate Controller	2002

Eng Lim Goh, PhD	46	Senior Vice President and Chief Technology Officer	2000

Barry Weinert	52	Vice President, General Counsel and Corporate Secretary	2006

Executive officers of SGI are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any directors, nominees for director, or executive officers of SGI.

Mr. McKenna was appointed as the President and Chief Executive Officer of the Company in January 2006. On February 1, 2006, the Board of Directors appointed Mr. McKenna as a director and Chairman of the Board. Prior to joining the Company, Mr. McKenna served as the President and Chief Executive Officer of SCP Global Technologies, a private company that is a supplier of semiconductor capital equipment, from March to August 2005. From October 1997 to August 2004, Mr. McKenna served initially as President and Chief Executive Officer, and subsequently as President and Chief Executive Officer and Chairman, of ChipPAC, Inc., a public global semiconductor manufacturing and services company.

Ms. Lanterman became Senior Vice President, Chief Financial Officer and Corporate Controller in February 2006. She served as Vice President, Corporate Controller from April 2002 through February 2006 after joining SGI in July 2001 as Assistant Controller. She was a consultant to SGI from April 1999 until she was hired in 2001, working on projects including the implementation of our global Enterprise Resource Planning system.

Dr. Goh became Senior Vice President and Chief Technology Officer in May 2001. He was appointed Vice President and Chief Technology Officer in October 2000, Vice President of Global Systems Engineering in October 1999, and Chief Scientist in December 1998. He joined SGI in September 1989 and has held a variety of systems engineering positions since that time.

Mr. Weinert became Vice President and General Counsel in January 2006. He joined SGI in May 1995 as Commercial Counsel and served as the Associate General Counsel from March 2001 until January 2006.

ITEM 1A. RISK FACTORS

SGI operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. We have incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At June 30, 2006, our principal source of liquidity was unrestricted cash and marketable investments of $55 million, down from $64 million at June 24, 2005. Currently, we expect to continue consuming cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plans for fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our financing arrangements for both fiscal years. See“—Financial Condition”.

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

Our future financial results will be affected by the adoption of fresh start accounting and may not reflect historical trends. The Company’s emergence from Chapter 11 proceedings will result in a new reporting entity and adoption of fresh-start reporting in accordance with SOP 90-7. As required by fresh-start accounting, our assets and liabilities will be adjusted to fair value, and certain assets and liabilities not previously recognized in the Company’s financial statements will be recognized under fresh-start accounting. Because we have not yet completed our reorganization and adopted fresh start accounting, the condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Company’s Plan. Accordingly, our financial condition and results of operations from and after the effective date will not be comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. For further information about fresh start accounting, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fresh Start Reporting”.

We face significant challenges in connection with our bankruptcy reorganization. On May 8, 2006, we and certain of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. See Note 1 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information. Our ability, both during and after the Chapter 11 Cases, to continue as a going-concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) the consummation of a plan of reorganization under the Bankruptcy Code; and (v) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

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

We may not achieve our operating goals and may not be in compliance with debt covenants. In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement with Morgan Stanley Senior Funding, Inc., Wells Fargo Foothill, Inc., and certain other lenders party thereto, providing up to $130 million of debtor-in-possession financing. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K. Under the terms of the $130 million DIP Financing, we are required to comply with various terms and conditions. Although to date we have been in compliance, there can be no assurance that we will be able to comply with such terms and conditions in the future. In the event that we default under the DIP Agreement and the DIP Agreement is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the $130 million DIP Financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In addition, if we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to sell all or parts of our business, develop and implement further restructuring plans or become subject to further insolvency proceedings.

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

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In addition, our SGI Altix XE family of cluster products was introduced in June 2006. Our Linux-based systems sales declined by 40% in fiscal 2006 compared with fiscal 2005. Risks associated with these newer product families include dependence on Intel in terms of price, supply, dependability, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 and Xeon processor families; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

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

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use. Our core products are based on system architectures that have been developed by working closely with partners for optimization on our products. Our product strategy and business depend on the continued availability and competitiveness of the microprocessors that we use and would be adversely affected by any further delays and/or discontinuance of these processor families. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that our chosen microprocessors be competitive as to performance as well as price. Microprocessor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Although we have taken steps with the introduction of new products to mitigate our dependence on a single microprocessor, the transition will take some time, and the migration may be expensive and time consuming.

Our results of operations would be adversely affected if the carrying value of our long-lived assets became impaired. We evaluate our long-lived assets, including property and equipment and goodwill, whenever events or circumstances occur that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our long-lived asset impairment review would be based on a cash flow analysis and would require judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of cash flows may change within the next twelve months resulting in the need to reassess the carrying value of our long-lived assets for impairment. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. As a result, we may incur substantial non-cash impairment charges, which could adversely affect our results of operations. For example, in the third quarter of fiscal 2006 our operating results were adversely impacted by an $8 million charge for the impairment of goodwill associated with our Products reporting unit. See Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on our goodwill impairment assessment.

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

We are increasingly dependent on our key suppliers. Our strategy of developing system products based on industry-standard technologies has increased our technical dependence on Intel and other key suppliers. It is therefore important that we receive appropriate development cooperation from our suppliers, and that the products from these suppliers continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our Altix family depends on continued component availability, dependability, quality, performance and price/performance. Our financial performance and business prospects would be adversely affected if our suppliers were to reduce their support, including to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity.

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

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including RoHS, which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union on or after July 1, 2006. Due to these restrictions, we have decided not to ship our remarketed products from the United States to Europe after July 1, 2006, and we are completing our work with our suppliers to assure RoHS compliance with respect to our other products. If a regulatory authority determines that one of our products is not RoHS-compliant, we may have to redesign and re-qualify certain components to meet RoHS requirements, which could subject us to increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own and lease sales, service, research and development and administrative offices worldwide and have our principal facilities in California, Wisconsin, Minnesota, and Maryland, United States and in Reading, United Kingdom. At June 30, 2006, our worldwide facilities represented aggregate floor space of approximately 1.0 million square feet, of which 0.9 million square feet is used in our operations, less than 0.1 million square feet is subleased to other tenants and 0.1 million square feet is currently vacant. We have two reportable segments: Products and Global Services. Because of the relationship between these segments, substantially all of our properties are used at least in part by both of these segments and we have the flexibility to use each of the properties in whole or in part for each of the segments.

Information about our leased and owned facilities at June 30, 2006 is as follows:

	Square Feet		Lease Terms End	Square Feet Not Used in Operations	Primary Uses
	Leased	Owned
Mountain View, California	175,000	—	2006	—	Research and development, sales, administration
Chippewa Falls, Wisconsin	125,000	324,000	2008	55,000	Manufacturing, service, research and development
Eagan, Minnesota	85,000	—	2010	15,000	Research and development, sales, administration
Reading, United Kingdom	20,000	—	2009	—	Research and development, sales, service, administration
Silver Springs, Maryland	18,000	—	2009	—	Research and development, sales, administration
Other international	219,000	—	—	56,000	Sales
Other domestic	41,000	—	—	13,000	Sales

	683,000	324,000		139,000

Our leased facilities in Mountain View, California include our corporate headquarters. See Note 14 in the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about these leases.

As a result of restructuring over the last several years, we own and lease space that we do not currently expect to use in our operations. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about lease payments for properties vacated under our restructuring actions.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 22 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently being quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. under the ticker symbol SGID.PK. Prior to November 7, 2005, our common stock was listed under, and traded on, the New York Stock Exchange (“NYSE”) under the trading symbol SGI. As a result of shares of our common stock not meeting the minimum per share price of $1.00 averaged over a thirty day trading period our common stock was suspended from trading by the NYSE and, thereafter, delisted by the NYSE.

As a result of our bankruptcy proceedings, certain restrictions in trading are imposed under a Court order that requires certain direct and indirect holders of claims, preferred securities and common stock to provide at least ten days advance notice of their intent to buy or sell claims against the Debtors or shares in SGI. In addition, as a result of the confirmation of our Plan by the Court on September 19, 2006, all of our existing common stock, stock options and restricted stock awards will be canceled upon emergence from Chapter 11, and the holders of such securities will receive no recovery.

As of September 15, 2006, we had 8,016 holders of record. This number does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. We have not paid any cash dividends on our common stock. As a result of our accumulated deficit position and restrictions in certain debt instruments, we do not anticipate paying cash dividends to common stockholders.

The following table sets forth (1) the high and low close price on any given day within the quarter and the close price on the last day of the quarter for our common stock as reported on the NYSE for fiscal 2005 and for the first quarter and a portion of the second quarter of fiscal 2006, and (2) the high and low bid quotation on any given day within the quarter and the close bid quotation on the last day of the quarter for our common stock as reported on the Over-the-Counter Bulletin Board (“OTCBB”) and Pink Sheets for a portion of the second quarter and the third and fourth quarters of fiscal 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Price Range for Common Stock

	Fiscal 2006			Fiscal 2005
	Low	High	Close	Low	High	Close
First Quarter	$0.56	$0.97	$0.78	$1.37	$2.26	$1.43
Second Quarter	$0.35	$0.77	$0.35	$1.26	$1.98	$1.79
Third Quarter	$0.32	$0.49	$0.44	$1.11	$1.78	$1.17
Fourth Quarter	$0.04	$0.44	$0.05	$0.68	$1.19	$0.73

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited consolidated financial statements (except statistical data). The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related footnotes included in Part II, Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. Results of continuing operations for all years presented in this Form 10-K exclude the operating results of our Alias application software business which is classified as discontinued operations (see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K) (in thousands, except per share amounts and employee data):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002
Operating Data:
Total revenue	$518,805	$729,965	$842,002	$896,605	$1,277,274
Costs and expenses:
Cost of revenue	320,433	465,076	492,845	563,480	760,319
Research and development	83,677	92,705	108,763	157,924	163,725
Selling, general, and administrative	211,731	244,568	257,742	282,359	409,561
Impairment of goodwill ating expense (1)	8,386	—	—	—	—
Other operating expense (1)	21,155	24,083	47,825	30,046	44,476

Operating loss	(126,577)	(96,467)	(65,173)	(137,204)	(100,807)
Interest and other income (expense), net (2)	(15,437)	12,721	(44,600)	(24,664)	18,701

Loss from continuing operations before reorganization items and income taxes	$(142,014)	$(83,746)	$(109,773)	$(161,868)	$(82,106)

Net loss from continuing operations	$(146,194)	$(75,732)	$(100,246)	$(135,203)	$(49,436)

Net loss	$(146,194)	$(76,008)	$(45,770)	$(129,704)	$(46,323)

Net loss per share basic and diluted:
From continuing operations	$(0.54)	$(0.29)	$(0.44)	$(0.67)	$(0.25)
Net loss	$(0.54)	$(0.29)	$(0.20)	$(0.64)	$(0.24)

Shares used in the calculation of net loss per share–basic and diluted	269,367	263,430	227,837	201,424	194,974

Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$54,876	$64,286	$156,865	$136,468	$208,240
Restricted investments	48,498	40,170	24,494	36,728	44,689
Total assets	380,058	452,145	569,924	649,854	910,119
Long-term debt and other	73,616	375,852	372,048	400,124	455,312
Stockholders’ deficit	(330,454)	(191,188)	(122,678)	(164,891)	(54,641)
Statistical Data:

Number of employees	1,738	2,423	2,655	3,714	4,443

(1)	Fiscal 2006 amount represents net restructuring charges ($10 million) and asset impairment charges ($11 million). Fiscal 2005 amount represents net restructuring charges. Fiscal 2004 amounts include net restructuring charges ($45 million) and asset impairment charges ($3 million). Fiscal 2003 amounts include net restructuring charges ($26 million) and asset impairment charges ($4 million). Fiscal 2002 amounts include net restructuring charges ($33 million) and asset impairment charges ($12 million).
(2)	Fiscal 2006 amounts include net interest expense of $16 million. Fiscal 2005 amounts include a gain of $21 million on the sale of a portion of our equity investment in SGI Japan, Ltd. (“SGI Japan”). Fiscal 2004 amounts include a $31 million non-cash loss resulting from the extinguishment of the exchanged 5.25% Senior Convertible Notes due in 2004. Fiscal 2003 amounts include net interest expense of $23 million and a $3 million other than temporary decline in the value of an investment. Fiscal 2002 amounts include a $64 million gain on the sale of a 60% interest in SGI Japan and $24 million in class action lawsuit settlement expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 Reorganization

On May 8, 2006, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note 1 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Under Chapter 11, we are continuing to operate our business without interruption as debtor-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

In the latter part of fiscal 2006 and through the first half of fiscal 2007, we have allocated or will allocate a substantial amount of resources to bankruptcy restructuring, which includes resolving claims disputes and contingencies, determining enterprise value and capital structure, negotiating a plan of reorganization with key creditor constituents and evaluating the impact of and implementing fresh start accounting. In addition to financial restructuring activities, we are preparing to operate after our emergence from Chapter 11 protection. At a hearing held on September 19, 2006, the Court confirmed the Company’s Plan. Under the Plan, all of SGI’s existing common stock, stock options and restricted stock awards will be cancelled upon our exit from Chapter 11, and holders of such securities will receive no recovery. Accordingly, our existing common stock will have no value. We currently plan to emerge from Chapter 11 in October 2006.

Overview

SGI is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” from mining a company’s databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic timeframe and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of application segments including defense and intelligence, sciences, engineering analysis, and enterprise data management.

Business Strategy

The following overview describes key elements of our business strategy and our results achieved during fiscal 2006:

Leadership in High-Performance Standards-Based Computer Systems. During the past several years, we have transitioned our focus from our legacy systems based on our MIPS processors and IRIX operating system to our core systems based on industry-standard processors and the Linux operating system. However, competition is putting pressure on the growth rates and gross margins for our Linux (or core systems) product families. These pressures include increasing acceptance of commodity clusters (large groups of low cost, small computers including connected PCs) in the high-performance computing market. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow the server and storage (or core system) product families at a rate that will more than offset the expected continued decline of our traditional MIPS/IRIX product and maintenance business. In addition, our product strategy and business depend on the continued availability and competitiveness of our microprocessors and could be adversely affected by any delays and/or discontinuance of these microprocessors. See “—Risk Factors”.

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

Targeting our Product Portfolio on New Business Opportunities. While SGI has traditionally focused in technical and scientific computing, in addition we are expanding into targeted areas of the enterprise segment that are well served by SGI’s high performance systems and expanding our product portfolio to include X86-based products. At the same time, we have made changes in our product strategy by ceasing development of future generations of differentiated visualization products and concentrating our development efforts in computer systems and storage to better capitalize on these trends. In June 2006, SGI introduced a new line of x86-based products, the Altix XE family, to more effectively address the expanding market for cluster computing.

Further Restructurings to Reduce Expenses. We continue to reduce our total operating cost structure, principally from headcount reductions and geographic consolidation of functions and facilities. Costs for fiscal 2006 for manufacturing and service, research and development, sales, marketing and administration declined 23% from the comparable prior year period. However, our revenue has continued to decline at a faster rate than anticipated, resulting in continued operating losses and cash consumption. In the fourth quarter of fiscal 2005, we retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006.

During fiscal 2006, we implemented restructuring activities under three fiscal 2006 restructuring plans. These actions included headcount reductions; initiatives to reduce costs in other areas, including procurement costs for goods and services; consolidation and reorganization of operations in several locations; focusing marketing spending on the highest priority activities; renegotiated services contracts with vendors to improve terms and other spending controls. The original goal of our fiscal 2006 restructuring actions was to achieve $80 to $100 million in annualized cost savings when fully realized. In the third quarter of fiscal 2006, we increased our goal of $100 million in annualized savings to $150 million in annualized savings. We have taken actions during fiscal 2006 that we believe will achieve $150 million in annualized savings. We have seen considerable cost savings benefit during fiscal 2006 from these initiatives and expect to realize the remaining saving during fiscal 2007.

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

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. We sold our Alias application software business in June 2004 (see Note 8 to our consolidated financial statements in Part II, Item 8 of this Form 10-K) and have excluded its operating results from continuing operations and reflected them as discontinued operations for all periods presented in this Form 10-K (dollars in millions, except per share amounts; amounts may not add due to rounding):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Total revenue	$519	$730	$842
Cost of revenue	320	465	493

Gross profit	198	265	349
Gross profit margin	38.2%	36.3%	41.5%

Total operating expenses (1)	325	361	414

Operating loss	(127)	(96)	(65)
Interest and other income (expense), net	(15)	13	(45)

Loss from continuing operations before reorganization items and income taxes	$(142)	$(84)	$(110)

Net loss from continuing operations (2)	$(146)	$(76)	$(100)
Net income from discontinued operations	—	—	54

Net loss	$(146)	$(76)	$(46)

Net income (loss) per share–basic and diluted:
Continuing operations	$(0.54)	$(0.29)	$(0.44)
Discontinued operations	(0.00)	(0.00)	0.24

Net loss per share–basic and diluted	$(0.54)	$(0.29)	$(0.20)

(1)	Total fiscal 2006 operating expenses include: (i) charges of approximately $9 million for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with two of our buildings at our U.S. corporate headquarters that were vacated in fiscal 2006; (ii) approximately $2 million of operating asset write downs for fixed assets and demonstration units associated with the end of production of existing Silicon Graphics Prism™ and Prism Deskside products and the cancellation of future Prism products; and (iii) approximately $8 million for the impairment of goodwill. These charges represent increases in net loss per share – basic and diluted of $0.04 in fiscal 2006.
(2)	Net loss from continuing operations includes $8 million of reorganization expense.

Revenue

The following discussion of revenue is based on the results of our reportable segments, as described in Note 18 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. Total revenue is principally derived from two reportable segments, Products and Global Services. We have realigned our Products segment into our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS microprocessors and the IRIX operating system. This change was made in order to align reportable segments with the process by which our chief operating decision maker makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Total revenue decreased $211 million or 29% in fiscal 2006 compared with fiscal 2005, and decreased $112 million or 13% in fiscal 2005 compared with fiscal 2004. The overall decline in revenue from fiscal 2005 to fiscal 2006 was due to declines in sales across all reportable segments, principally declines in sales of both our Core Systems and Legacy Systems and to a lesser extent in sales of Global Services. In conjunction with the completion of our fiscal 2006 audit, we concluded that certain fiscal 2006 multiple-element sales transactions, where software was more than incidental to the overall solution, should have been more appropriately recorded under Statement of Position (“SOP”) 97-2, Software Revenue Recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products need to be accounted for under the provisions of SOP 97-2. This change resulted in revenue adjustments, primarily to product revenue, of approximately $32 million and also contributed to the decline in revenue for fiscal 2006 compared with fiscal 2005. Excluding any impairment impact from Fresh Start Accounting, this revenue reduction in fiscal 2006 would be expected to amortize into revenue in future periods. The decline in revenue from fiscal 2004 to fiscal 2005 was due to declines in sales of our proprietary MIPS/IRIX-based products that more than offset growth in sales of our Intel/Linux-based Altix servers and Prism visualization systems, coupled with declines in our storage solutions and global services revenue. We expect that our MIPS/IRIX-based and related maintenance revenues will continue to decline. As discussed in Part I Item 1 of this Form 10-K, we will continue to develop and implement our business strategies to improve the profitability of our Core Systems revenues. See “Risk Factors”.

The following table presents total revenue by reportable segment (dollars in millions; numbers may not add due to rounding):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Core Systems	$173	$270	$200
Legacy Systems	78	165	296

Total Products	$251	$435	$496
% of total revenue	48%	60%	59%

Global Services	$268	$295	$346
% of total revenue	52%	40%	41%

Products. Revenue from our Products segment decreased $184 million or 42% in fiscal 2006 compared with fiscal 2005 and declined $61 million or 12% in fiscal 2005 compared with fiscal 2004.

Revenue from Core Systems in fiscal 2006 decreased $97 million or 36% compared with fiscal 2005. The decline is primarily a result of reduced volumes and fewer large dollar transactions for our Altix servers, coupled with a fiscal 2006 change in how we account for certain transactions where software was more than incidental to the overall solution, offset in part by increased volume of our Prism family of visualization systems. Storage solutions revenue declined in fiscal 2006 compared with fiscal 2005 despite an increase in average selling prices, primarily due to reduced sales volumes coupled with the accounting change noted above.

Revenue from Core Systems in fiscal 2005 increased $70 million or 35% compared with fiscal 2004. The increase is primarily due to the increase in Altix sales and to a lesser extent, to the increase in Prism sales, offset in part by declines in Storage solutions revenues. Altix server volumes increased while average selling prices for Altix servers declined due to competitive pressures from commodity cluster systems. The lower average selling prices of the entry level Altix product, introduced in the latter half of fiscal 2004, also contributed to the decline in the aggregate average selling prices for the Altix server product family in fiscal 2005. The Storage solutions revenue decline in fiscal 2005 was primarily due to relatively flat volume coupled with lower average selling prices.

Revenue from Legacy Systems in fiscal 2006 decreased $87 million or 52% compared with fiscal 2005, principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall

UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, also contributed significantly to the revenue decline. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems, and to a lesser extent from the impact of the accounting change referenced above. Revenue from our remarketed products decreased compared with fiscal 2005 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based server systems.

Revenue from Legacy Systems in fiscal 2005 decreased $131 million or 44% compared with fiscal 2004, primarily due to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. Our workstations revenue has declined steadily over the past few years as we discontinued several product families and as our medical OEM business deteriorated. Reduced volumes of our Silicon Graphics® Octane® family of visual workstations, as we completed its end of life, and reduced volumes of both our Silicon Graphics® Fuel® and Silicon Graphics® Tezro® visual workstations were the primary contributors to the decline in workstation revenue in fiscal 2005. Also contributing to this decline was a higher mix of Fuel visual workstations which carry a lower average selling price than Tezro workstations. The decline in our MIPS/IRIX-based graphics systems revenue in fiscal 2005 was principally due to reduced volumes despite an increase in the overall average selling prices. Both volume and average selling prices for SGI® Origin® servers declined. During the second quarter of fiscal 2005, we expanded our graphics systems product family with the introduction of Silicon Graphics Prism, our graphics system based on Linux, Itanium 2, and SGI’s scalable graphics technology. However, the decline in MIPS/IRIX-based graphics systems revenue in fiscal 2005 compared with fiscal 2004 exceeded the revenue generated by the Prism graphics systems.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and SGI consulting and managed services.

Revenue from Global Services in 2006 decreased $27 million or 9% compared with fiscal 2005. The decline was primarily due to a reduction in our traditional customer support revenue as a result of lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting in fewer contract renewals. To a lesser extent, a decline in revenue generated from professional services contracts also contributed to the overall decline in Global Services revenue.

Revenue from Global Services in 2005 decreased $50 million or 15% compared with fiscal 2004. This decline was largely attributable to the same factors described in the preceding paragraph.

Total revenue by geographic area for fiscal 2006, 2005 and 2004 was as follows (dollars in millions):

	Years ended
Area	June 30, 2006		June 24, 2005		June 25, 2004
Americas	$306	59%	$448	61%	$548	65%
Europe	131	25%	177	24%	211	25%
Rest of World	82	16%	105	15%	83	10%

Total revenue	$519		$730		$842

Geographic revenue mix in fiscal 2006 remained relatively unchanged compared with fiscal 2005. The shift in geographic revenue mix in fiscal 2005 compared with fiscal 2004 is primarily a result of two large transactions, accounting for 4% of total revenue in fiscal 2005, to SGI Japan, a related party that is also our exclusive distributor in Japan.

Our consolidated backlog at June 30, 2006 was $127 million, up from $120 million at June 24, 2005. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog increased within the Core Systems segment, specifically with regard to our Linux-based Altix servers and storage systems, offset in part by a decrease in professional services. Backlog decreased within the Legacy Systems segment, primarily related to our Origin products. See “Business - Seasonality and Backlog” in Part I, Item 1 of this Form 10-K.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts such as a current order from a European supercomputing center for which a portion of the value is not reflected in our current backlog. A portion of this order is currently scheduled to ship outside the time provided in our bookings policy and the contract is not expected to be recognized as revenue until fiscal 2008. These types of orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

As described in the paragraphs below, overall gross profit margin increased to 38.2% in fiscal 2006 from 36.3% in fiscal 2005. This increase was primarily due to an improvement in service gross profit margin, offset in part by a decline in product and other gross profit margin.

Product and other gross profit margin in fiscal 2006 decreased 4.9 percentage points compared with fiscal 2005. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in fiscal 2006 compared with fiscal 2005. Competitive pricing pressures from low cost commodity cluster systems also contributed to the decline in gross profit margin. In addition, we continue to see a shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. The decline in product and other gross profit margin in fiscal 2006 compared with fiscal 2005 was offset in part by fewer large low margin transactions, which are typically negotiated with high discount rates due to very competitive bidding processes.

Service gross profit margin in fiscal 2006 increased 7.5 percentage points compared with fiscal 2005. The improvements in service gross profit margins primarily resulted from the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures coupled with improved margins on professional services contracts.

Overall gross profit margin declined to 36.3% in fiscal 2005 from 41.5% in fiscal 2004. Product and other gross profit margin in fiscal 2005 decreased 6.8 percentage points compared with fiscal 2004. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in fiscal 2005 compared with fiscal 2004. Also, we continued to see a shift in mix from our MIPS/IRIX-based systems which typically carry a higher gross margin to our Intel/Linux-based systems which have lower gross margins. These negative impacts on gross margin were offset slightly by favorable manufacturing variances resulting from manufacturing efficiencies and procurement cost controls. Our results in fiscal 2005 also reflected a higher percentage of revenue from a relatively small number of large transactions, especially in the Altix product family. In particular, approximately 9% of our fiscal 2005 revenue resulted from two individual large transactions. These transactions typically are negotiated with high discount rates due to very competitive bidding processes, resulting in lower gross margins, offset to some extent by favorable component pricing provided to us by certain vendors for these transactions. Increasing competitive pricing pressures from low cost commodity cluster systems also contributed to the decline in gross profit margin. We expect to continue to generate a portion of our revenue from large, high visibility transactions which are typically very complex, tend to have lower gross margins and represent unpredictable sales cycles. We also plan to continue to work with suppliers such as Intel to structure favorable component pricing to support these types of anticipated sales. However, there is no assurance that we will be able to moderate the gross margin impact of larger, low margin transactions in any particular period.

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

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Research and development	$84	$93	$109
% of total revenue	16%	13%	13%
Selling, general and administrative	$212	$245	$258
% of total revenue	41%	34%	31%
Impairment of goodwill	$8	$—	$—
% of total revenue	2%	—	—
Other operating expenses	$21	$24	$48
% of total revenue	4%	3%	6%

Operating Expenses (excluding Other Operating Expenses). Fiscal 2006 operating expenses (excluding other operating expenses) decreased $34 million or 10% compared with fiscal 2005, but increased as a percentage of total revenue from 46% to 59%. Fiscal 2005 operating expenses (excluding other operating expenses) decreased $29 million or 8% compared with fiscal 2004, but increased as a percentage of total revenue from 44% to 46%. The significant decline in operating expenses (excluding other operating expenses) in both years was primarily attributable to lower headcount resulting from our restructuring activities, employee attrition, and the impact of our overall expense control measures aimed at bringing expenses in line with revenue. Although we expect to realize significant long-term cost savings resulting from our restructuring actions, the savings reflected in our operating expenses (excluding other operating expenses) in fiscal 2006 were partially offset by $13 million in outside services incurred primarily in connection with our cost reduction and strategic planning initiatives. Additionally we recorded an $8 million non-cash charge for the impairment of goodwill in the third quarter of fiscal 2006, which also offset our cost savings from our restructuring actions. The decrease in our 2006 operating expenses (excluding other operating expenses) was also offset slightly by the fact that our accounting calendar had 53 weeks during fiscal 2006 compared with 52 weeks during fiscal 2005.

Adoption of SFAS 123(R)

We have three share-based compensation plans: two stock option programs and an employee stock purchase plan (“ESPP”). Our accounting for our current stock-based compensation plans will continue to be recorded in our results of operations during our bankruptcy proceedings. Under the Plan, all of our existing common stock, stock options, and restricted stock awards will be cancelled upon consummation of the Plan by the Court and our exit from Chapter 11, and the holders of such securities will receive no recovery.

Prior to fiscal 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123,

Accounting for Stock-Based Compensation. Accordingly, we did not recognize any significant amounts of share-based employee compensation expense in our statements of operations prior to fiscal 2006; instead, we provided footnote disclosure of our pro forma results of operations as if we had recognized compensation expense in accordance with SFAS 123.

Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), we recognized share-based employee compensation expense of $2.2 million during fiscal 2006, which primarily affected our reported research and development and selling, general, and administrative expenses. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of June 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $4.1 million, which we expect will be recognized over a weighted-average period of 2.3 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, including estimated forfeiture rates, changes in our stock price, and changes in interest rates, among other factors.

Research and Development. Fiscal 2006 research and development spending decreased $9 million or 10% compared with fiscal 2005. The fiscal 2006 decrease resulted primarily from a 15% reduction in headcount and lower facilities and information technology-related costs, offset in part by increased outside services costs. The decline in headcount related primarily to the discontinuation of our custom visualization efforts, although attrition also contributed to the decline. Fiscal 2005 research and development spending decreased $16 million or 15% compared with fiscal 2004. The fiscal 2005 decrease reflected similar factors as the fiscal 2006 decrease, including a 14% reduction in headcount. We will continue to focus our research and development investments toward potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative. Fiscal 2006 selling, general and administrative expenses decreased $33 million or 13% compared with fiscal 2005. The decrease was primarily due to a 22% reduction in headcount and other cost savings measures, offset in part by an increase of $8 million in outside consulting expenses driven primarily by professional advisory fees incurred in connection with our cost reduction and strategic planning initiatives and an increase of $5 million for legal expenses that occurred prior to our filing for bankruptcy under Chapter 11. Fiscal 2005 selling, general and administrative expenses decreased $13 million or 5% compared with fiscal 2004. The fiscal 2005 decrease resulted primarily from a 16% decline in headcount as a result of restructuring and personnel attrition, and the impact of our overall expense control measures.

Impairment of Goodwill. We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 18 to our consolidated financial statements in Part II, Item 8 of this Form 10-K. At the end of the third quarter of fiscal 2006, based on a combination of factors, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that the goodwill in our Products reporting unit was impaired. As a result, we concluded that all of the recorded goodwill in the Products reporting unit ($8 million) was impaired and expensed as a non-cash charge to continuing operations during the third quarter of 2006. See Note 11 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding our goodwill impairment assessment.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense for fiscal 2006 consisted mainly of a $20 million charge for severance and related costs, $2 million in costs associated with the cancellation of our Prism and Prism Deskside products offset in part by a net credit of $1 million related to our vacated leased facilities. In addition, on June 27, 2006 we reached an agreement with our landlord, including $25 million in settlement costs, that terminated our lease obligations at Amphitheatre Technology Center (“ATC”) and terminated our lease obligations for two buildings at Crittenden Technology Center (“CTC”). We also amended the lease obligations for a third building at CTC. Upon execution of the settlement for the termination of the lease obligations at ATC and CTC, we recorded a reversal of liabilities of $41 million representing the net present value of future rental payments for the ATC and CTC buildings in the fourth quarter of fiscal 2006 which largely offset previous charges to this category during the year. Other operating expense for fiscal 2005 represented a charge of $18 million for estimated restructuring costs and charges of $10 million for accretion expense on vacated properties still under lease to us. These charges were partially offset by $4 million of adjustments to previously recorded restructuring charges. Other operating expense for fiscal 2004 represented a charge for estimated restructuring costs of $49 million and charges of $3 million related to the impairment of assets. These charges were partially offset by $4 million of adjustments to previously recorded restructuring charges. As of June 30, 2006, as a result of the restructuring actions we have undertaken through June 30, 2006, we anticipate operating cash outflows of $6 million in fiscal 2007 for both severance and related charges and facility-related charges, with the remainder of our restructuring obligations to be paid through fiscal 2011. See Note 5 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding our restructuring activities.

Reorganization Items, Net. Reorganization items, net represents amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

2006
Professional fees	$13,285
Pre-petition liability claim adjustments	755
Write-off of unamortized debt premium and discount, net	(9,381)
Write-off of unamortized debt issuance costs	3,167

$7,826

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Interest expense	$(16,445)	$(16,052)	$(19,234)

Investment gain (loss)	$(227)	$20,703	$194
Foreign exchange gain (loss)	(197)	2,774	2,402
Miscellaneous income (expense)	(1,780)	876	1,807
Interest income	2,357	1,908	1,664

Interest and other income (expense), net	$153	$26,261	$6,067

Loss on extinguishment of tendered debt	$—	$—	$(30,915)

Earnings (loss) from equity investment	$855	$2,512	$(518)

Interest Expense. Interest expense increased 2% in fiscal 2006 primarily due to an increase in our outstanding debt associated with a term loan that was part of a new two-year asset-backed credit facility completed in the second quarter of fiscal 2006 coupled with a higher rate of interest on this term loan than interest rates on our existing debt, offset in part by interest expense incurred on various non-debt transactions in the ordinary course of business in fiscal 2005. Interest expense decreased 17% in fiscal 2005 primarily due to a reduction in outstanding debt and a $4 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes. Interest expense decreased 25% in fiscal 2004 primarily due to a $7 million credit to interest expense related to premium amortization on our 6.50% Senior Secured Convertible Notes, offset in part by $3 million in interest expense associated with the induced conversion of a portion of these same convertible notes.

Interest Income and Other, Net. Interest income and other, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. The Miscellaneous income (expense) component of Interest and other income, net for fiscal 2006 includes $3 million in bank charges primarily associated with our pre-petition credit facility that remained outstanding through June 27, 2006. Interest income and other, net for fiscal 2005 is primarily composed of a $21 million gain on the sale of a portion of our 40% interest in SGI Japan, which after this transaction, reduced our remaining interest to 24% in fiscal 2005. Interest income and other, net for fiscal 2004, excluding the loss on extinguishment of tendered debt, primarily includes the receipt of $2 million in settlement for the termination of a contractual arrangement.

Loss on Extinguishment of Tendered Debt. During the second quarter of fiscal 2004, we successfully completed an exchange offer for 98% of our 5.25% Senior Convertible Notes due to mature in September 2004. We accounted for the exchange offer as a debt extinguishment, resulting in a non-cash loss of approximately $31 million, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference was treated as a premium on the new Senior Secured Convertible Notes and was expected to be amortized as an offset to interest expense over the term of the notes. The remaining balance was written off as a reorganization item in the fourth quarter of fiscal 2006 as a result of our bankruptcy proceeding under Chapter 11. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information related to reorganization items.

Earnings (Loss) from Equity Investment. Earnings (loss) from equity investment represents our share of the earnings of SGI Japan. As noted above, we sold a portion of this investment during fiscal 2005. In fiscal 2006, our ownership percentage was diluted by approximately 4% as a result of new shares issued by SGI Japan.

Provision for Income Taxes

Our net benefit for income taxes from continuing operations for fiscal 2006, fiscal 2005, and fiscal 2004 totaled $4 million, $8 million, and $10 million, respectively. The net tax benefit provision in these years arose principally from the reassessment of our global tax exposures, and refunds associated with certain U.S. Federal, state, and foreign income taxes paid in prior years, partially offset by net income tax expense incurred in foreign jurisdictions. We did not recognize a tax benefit for our fiscal 2006, fiscal 2005, and fiscal 2004 losses, since the resulting deferred tax asset does not meet the criteria for realization under SFAS 109.

At June 30, 2006, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $877 million. The gross deferred tax assets are offset by a valuation allowance of $791 million and deferred tax liabilities of $87 million. The valuation allowance of $791 million included $35 million attributable to tax benefits from stock option deductions, which, if recognized, will be allocated directly to paid-in-capital.

At June 30, 2006, we had U.S. federal, state, and foreign jurisdictional net operating loss carryforwards of $1.4 billion, $386 million, and $171 million, respectively. The federal losses will begin expiring in fiscal 2010, the state losses will begin expiring in fiscal 2007, and the foreign losses will begin to expire in fiscal 2007. At June 30, 2006, we also had general business credit carryovers of $38 million for United States federal tax purposes, which will begin to expire in fiscal 2007, and alternative minimum tax credits of 5 million, which do not have fixed expirations dates. We had state research and development credits of $29 million, which do not have fixed expiration dates, and state manufacturing investment tax credits of $4 million which will begin to expire in fiscal year 2007. As a result of the bankruptcy reorganization, there is expected to be a greater than 50% cumulative shift in SGI’s stock ownership and thus we will not be able to utilize a significant portion of our net operating loss and credit carryforwards to offset income tax liabilities from future profits. See “Risk Factors”.

We have submitted a claim for a significant refund of U.S. federal income tax relating to the years 1986 through 1988. The recognition of the refund was deferred pending the settlement of two Tax Court cases that were decided in November 2003. Since then we have been in negotiations with the Internal Revenue Service to settle the refund and these negotiations continue. It is unclear what amount of refund, if any, will be obtained and in accordance with SFAS 5, Accounting for Contingencies, as of June 30, 2006, we have not recognized a gain contingency for this refund claim in our consolidated statement of operations or consolidated balance sheet.

Discontinued Operations

On June 15, 2004, we completed the sale of our Alias application software business to a technology-focused private equity firm. As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented. We received $58.4 million in gross proceeds from the sale and recorded a net gain of $50.5 million. SGI transferred approximately 430 employees to the buyer as a result of the sale and has no remaining liability related to Alias that would impact our results of operations or liquidity. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance sheet arrangements as defined by the SEC Final Rule 67 (“FR-67”), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, or capital resources. See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding these guarantees.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1):
$130 Million Debtor In Possession Financing due 2007	$103,706	$103,706	$—	$—	$—
Other	913	735	178	—	—
Capital lease obligation	775	300	475	—	—
Operating lease obligations (2)	27,142	10,516	12,165	4,410	51
Purchase obligations (3)	14,165	12,559	1,606	—	—
Restructuring-related obligations (4)	4,845	4,845	—	—	—

Total	$151,546	$132,661	$14,424	$4,410	$51

Except for long-term debt, capital lease, and certain restructuring-related obligations, this table does not include contractual obligations that have been recorded on our balance sheet as liabilities or amounts we are financing under our DIP Agreement to support $5 million in letters of credit for rent deposits for our corporate headquarters building in the Crittenden Technology Center campus in Mountain View, California. For further information regarding our DIP Agreement, see “Financial Condition” included in Part II, Item 7, and Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

(1)	Includes estimated interest payments. Assumes that no additional conversions or early redemptions occur.

(2)	Operating lease obligations consist primarily of non-cancelable operating leases, including facilities vacated as part of our restructuring activities, and do not include the offsetting effect of projected or contractual sublease income. The significant decrease in our operating lease obligations compared with fiscal 2005 was primarily due to the settlement with our landlord to restructure our lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) campuses in Mountain View, California.
(3)	Purchase obligations, as presented in this table, are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, which include the following: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As a result, purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are non-cancelable, that would cause us to incur a penalty if the agreement was cancelled, or that require us to make specified minimum payments even if we do not take delivery of the contracted goods or services (“take-or-pay” contracts). If the obligation to purchase goods or services is non-cancelable, we consider the entire value of the contract to be the amount of the purchase obligation. If the obligation is cancelable, but we would incur a penalty upon cancellation, we consider the amount of the penalty to be the amount of the purchase obligation. We consider the contracted minimum amounts of take-or-pay contracts to be the amount of the purchase obligation, since that represents the portion of the contract that is a firm commitment. We have estimated the expected timing and amounts of payment of the purchase obligations based on current information; the actual timing and amounts paid may be different due to timing of the receipt of the goods or services or changes to the agreed-upon amounts for obligations.
(4)	As a result of our approved restructuring plans, we expect to make these future cash payments, which are primarily for employee severance and all of which have been recorded as liabilities on our consolidated balance sheet at June 30, 2006. This amount excludes obligations related to non-cancelable operating leases for facilities vacated as part of our restructuring activities, which are included in the “operating lease obligations” amount disclosed above.

On August, 30 2006, SGI entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of the Company’s plan to emerge from bankruptcy in fiscal 2007. The exit financing facility consists of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corp. that will be used to pay off the existing $130 million DIP Financing, make distributions pursuant to the Plan, and provide working capital for the Company’s ongoing operations. The exit financing facility is expected to mature in five years after the final credit agreement is executed. The estimated annual payments, including estimated interest, over the next five years is as follows (in thousands): fiscal 2007 — $11,269; fiscal 2008 — $12,179; fiscal 2009 — $23,991; fiscal 2010 — $26,727; fiscal 2011 — $24,086 and $39,609 thereafter.

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

Financial Condition

To the extent the matters described below relate to future events or expectations, they may be significantly affected by the Chapter 11 filings. The Chapter 11 filings will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Court approval for various matters, the discharge of certain obligations and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Cash Balances. At June 30, 2006, our unrestricted cash and cash equivalents and marketable investments totaled $55 million compared with $64 million at June 24, 2005. At June 30, 2006 and June 24, 2005, we also held approximately $48 million and $40 million, respectively, of restricted investments. Restricted investments at June 30, 2006 and June 24, 2005 consisted of short- and long-term investments pledged as collateral against bank credit facilities or held under a security agreement. The decrease in our cash and cash equivalents compared with the prior year is primarily the result of cash used in our operations and investment activities during fiscal 2006, offset in part by cash provided by our borrowings.

Cash Consumption Trends. Primarily as a result of net losses, operating activities from continuing operations used $93 million during fiscal 2006, compared with using $98 million during fiscal 2005. The negative operating cash flows from continuing operations in fiscal 2006 were primarily due to our net losses and low revenue levels. We generated $35 million from our accounts receivable during fiscal 2006, an increase from the $21 million that was generated during the same period of fiscal 2005. During fiscal 2006, inventory increased $3 million compared to the $20 million increase in inventory reported in fiscal 2005 resulting from lower revenue levels coupled with continued focus on inventory management. Our accounts payable decreased $49 million in fiscal 2006 compared with a decrease of $7 million in the same period of fiscal 2005 primarily due to $55 million in pre-petition liabilities reclassified to liabilities subject to compromise as a result of our filing for bankruptcy under Chapter 11. During fiscal 2006 deferred revenue increased $34 million compared with a decrease of $4 million in the same period of fiscal 2005, primarily resulting from the timing of revenue recognition of sales transactions. During fiscal 2006, our accrued compensation decreased $5 million compared with the $3 million decrease in accrued compensation in the same period of fiscal 2005 primarily due to headcount reductions. During fiscal 2006, we reduced our days sales outstanding from 49 days at June 24, 2005 to 45 days at June 30, 2006.

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

Included in our cash used in operating activities from continuing operations are cash payments related to our past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $57 million, $40 million, and $53 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. We expect these past restructuring actions to result in cash outlays of approximately $10 million subsequent to June 30, 2006, of which approximately $6 million are projected to occur in fiscal 2007.

Investing activities, other than changes in our marketable and restricted investments, used $11 million in cash during fiscal 2006. Our principal investing activity during fiscal 2006 was the purchase of $7 million of property and equipment. Investing activities, other than changes in our marketable and restricted investments, generated $14 million in cash during fiscal 2005. Our principal investing activity during fiscal 2005 was the sale of 40% of our investment in SGI Japan, which generated $29 million of cash. This was partially offset by purchases of property and equipment of $12 million. Investing activities, other than changes in our marketable and restricted investments, provided $42 million in cash during fiscal 2004. Our principal investing activity was the sale of our manufacturing facility in Cortaillod, Switzerland for proceeds of $11 million. These proceeds were partially offset by $18 million in purchases of property and equipment and a $9 million increase in other assets, including $4 million in debenture issuance costs. Additionally, we had net cash provided by discontinued operations investing and operating activities of $58 million in 2004 as a result of the sale of our Alias application software business, including proceeds from the sale.

Financing activities over the past three years have included the repayment of debt and the issuance of common stock in a private placement transaction and under employee stock purchase and option plans. Financing activities provided $103 million and $28 million during fiscal 2006 and fiscal 2004, respectively, and used $10 million during fiscal 2005. During fiscal 2006, we repaid debt principal of $78 million and received proceeds of $178 million from DIP funding issued while under Chapter 11. We also received proceeds of $3 million from stock issued under our employee stock plans. During fiscal 2005, we repaid debt principal of $18 million and received proceeds of $4 million from stock issued under our employee stock plans and $4 million from lease financing of customer support contracts and other financing. Our principal financing activity during fiscal 2004 was the sale of 18 million shares of our common stock to certain institutional investors in a private placement transaction. This transaction had an aggregate sale price of $50 million and provided us with net proceeds of $47 million. During fiscal 2004, we also completed an exchange offer under which we issued $226 million principal amount of 6.50% Senior Secured Convertible Notes and 11.75% Senior Secured Notes, both due 2009, in exchange for notes that would otherwise have matured in September 2004. In connection with this transaction, we repaid $18 million of our debt and paid approximately $4 million in debt issuance costs.

We have incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 30, 2006, our principal sources of liquidity included unrestricted cash and marketable investments of $55 million, down from $64 million at June 24, 2005. Currently, we expect to continue consuming cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2007 that we complete the execution of the definitive agreements associated with our exit financing. See “Restructuring Activities and Additional Capital”.

Credit Arrangements. On October 25, 2005, we announced the completion of a new two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The new facility provided for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under our credit facility was determined weekly based on the value of working capital items, real estate and intellectual property. Our facility was secured by substantially all of the assets of SGI and our domestic subsidiaries (the “Borrowers”) and, together with the indentures governing our Senior Secured Notes, included covenants for minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the facility and the indentures governing our Senior Secured Notes also limited our ability to incur additional indebtedness, create liens on our assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock, or prepay or repurchase debt obligations. Our credit facility was subject to acceleration upon various events of default and failure to comply with these covenants could entitle the lender to accelerate the underlying obligations. On several occasions during the past three fiscal years, we were in violation of financial and administrative covenants in the predecessor credit facility. In each case, we received a waiver of compliance from the lender.

At June 27, 2006, we had an outstanding balance of $30 million against the term loan. Through June 27, 2006 we were using our revolving line of credit under this facility to support letters of credit, including letters of credit required under our lease obligations for the Crittenden and Amphitheatre Technology Center campuses in Mountain View, California and to support our current operations. This facility was paid in full on June 28, 2006 with funds from our $130 million DIP Financing described below.

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

At June 24, 2005, we had outstanding $191 million, in aggregate principal amount of senior secured convertible notes and senior secured notes, both due in 2009, and $57 million in aggregate principal amount of convertible subordinated debentures, due in 2011. As a result of filing for bankruptcy under Chapter 11 and in accordance with SOP 90-7, the Senior Secured Convertible Notes, the Senior Secured Notes and the 6.125% Convertible Subordinated Debentures were considered subject to compromise at June 30, 2006. Our Senior Secured Notes contain a covenant that limits our ability to incur indebtedness to banks and other institutional lenders in excess of $100 million, including any indebtedness under our credit facility unless such condition is waived.

During the fourth quarter of fiscal 2005, we received a notice of default from an investor claiming to own more than 25% of our outstanding 2011 convertible subordinated debentures. We assumed these debentures when we acquired Cray Research in 1996. The notice alleges that in 2000 we violated the indenture for the 2011 Debentures when we sold certain assets relating to the former Cray Research vector computing business to Tera Computer (now known as Cray, Inc.) without having them assume the indenture. We strongly disagree with the claims made in the notice and intend to vigorously challenge any claim of an event of default. There is currently $57 million outstanding principal amount of 2011 Debentures. The 2011 Debentures are unsecured and subordinated. Upon the effective date of the Plan, all of the claims of the 2011 Debentures will have been addressed in accordance with the terms of the Plan and all claims relating to defaults will be discharged.

DIP Financing. On May 10, 2006, we entered into an Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provided a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets for which we borrowed $28 million through June 27, 2006. In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders providing up to $130 million of debtor-in-possession financing. This DIP Agreement was approved by the Court on June 26, 2006 and we borrowed $100 million against this facility, of which a portion of the funds were used to repay our outstanding borrowings against the $70 million Interim DIP Financing and our pre-petition asset-backed credit facility.

Restructuring Activities and Additional Capital. In the fourth quarter of fiscal 2005 we retained the turnaround firm AlixPartners LLC to advise us regarding further expense reductions, increasing revenue, improving liquidity and our intentions to initiate restructuring actions in the first quarter of fiscal 2006. During fiscal 2006, we implemented restructuring activities under three fiscal 2006 restructuring plans. These actions included headcount reductions, initiatives to reduce costs in other areas, including procurement costs for goods and services, consolidation and reorganization of operations in several locations, focusing marketing spending on the highest priority activities, and benefits and other spending controls. The original goal of our fiscal 2006 restructuring actions was to achieve $80 to $100 million in annualized cost savings when fully realized. In the third quarter of fiscal 2006, we increased our goal of $100 million in annualized savings to $150 million in annualized savings. We have taken actions during fiscal 2006 that we believe achieve the anticipated $150 million in annualized savings. We have seen considerable cost savings benefit during fiscal 2006 from these initiatives and expect to realize the remaining saving during fiscal 2007.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for fiscal 2007. While we are implementing initiatives aimed at improving revenue and margins for our core systems products, we expect to continue consuming cash from operations through at least the first half of fiscal 2007. We expect the $130 million DIP Financing to provide adequate liquidity to meet our operating needs through our expected emergence from bankruptcy. On August, 30 2006, SGI signed a commitment letter with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit financing as part of our plan to emerge from bankruptcy in fiscal 2007. The exit financing facility consists of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corp. that will be used to pay off the existing $130 million DIP Financing, make distributions pursuant to the Plan, and provide working capital for our ongoing operations. The exit financing facility is expected to mature in five years after the final credit agreement is executed. The new financing is subject to the execution of definitive agreements and customary closing conditions and is expected to be completed in October 2006 to coincide with our emergence from bankruptcy. We cannot be certain however, that arrangements for this or other additional financing will be successfully completed, that we will be able to maintain compliance with all of the covenants contained in any additional financing, or that the additional financing would be adequate to achieve our objectives. If we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to sell all or parts of our business or develop and implement further restructuring plans.

Fresh-Start Reporting

The Company’s emergence from Chapter 11 proceedings will result in a new reporting entity and adoption of fresh-start reporting in accordance with SOP 90-7. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Company’s Plan of Reorganization.

The following unaudited pro forma financial information reflects implementation of the Plan of Reorganization as if it had been effective on June 30, 2006. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start reporting in accordance with SOP 90-7. The pro forma fair value allocated to the assets and liabilities of the Company is in conformity with SFAS No. 141 “Business Combinations” (“SFAS 141”).

Estimated reorganization adjustments in the following pro forma balance sheet result primarily from the:

i.	changes in the carrying values of assets and liabilities to reflect fair values including the establishment of certain intangible assets;

ii.	discharge of the Company’s pre-petition liabilities in accordance with the Plan of Reorganization;

iii.	addition of new financing;

iv.	issuance of New Silicon Graphics, Inc. Common Stock and cancellations of old common stock;

These adjustments are based upon the preliminary work of the Company and its financial consultants to determine the relative fair value of the Company’s assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities will change based upon completion of the fair valuation process and will result in differences to the fresh-start adjustments and allocated values estimated in this pro forma information. In accordance with SFAS 141, the fair value adjustments will be finalized within twelve months from the effective date of the Plan of Reorganization.

In addition, in accordance with SOP 90-7, upon implementation of fresh-start reporting New Silicon Graphics will be required to adopt pending changes in accounting principles required by new pronouncements. We have not yet completed our assessment of the impact of adopting such new pronouncements and the following unaudited pro forma financial information does not include the impact, if any, of such new pronouncements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET (a)

(In thousands, except shares and par value, unaudited)

	Historical June 30, 2006	Plan Reorganization Adjustments		Fresh-Start Valuation Adjustments		Pro Forma June 30, 2006
Assets
Cash & Cash Equivalents	$54,673	$38,529	(b), (i)	—		$93,202
Short term marketable investments	203	—		—		203
Short term restricted investments	32,539	—		—		32,539
Accounts receivable, net of allowance for doubtful accounts of $3,117	58,417	—		—		58,417
Inventories, net	49,997	—		14,203	(g)	64,200
Prepaid Expenses	10,457	—		—		10,457
Other Current Assets	54,723	—		—		54,723

Total current assets	261,009	38,529		14,203		313,740

Restricted Investments	15,959	—		—		15,959
Property and equipment, net of accumulated depreciation and amortization	27,873	—		15,037	(g)	42,910
Goodwill	4,515	—		(4,515	)(g)	—
Other non-current assets, net	70,703	2,000	(c)	110,497	(g)	183,200
Unallocated excess of (deficiency of) reorganization value	—	—		44,866	(g)	44,866

Total assets	$380,058	$40,529		$180,088		$600,675

Liabilities and shareholders’ equity (deficit)
Current Liabilities:
Accounts Payable	8,951	39,074	(d), (i)	—		48,025
Accrued compensation	29,224	—		—		29,224
Income Taxes Payable	1,596	—		—		1,596
Other current liabilities	43,325	6,500	(d), (i)	—		49,825
Current portion of long term debt	103,124	(100,000	)(f)	(2,420	)(g)	703
Current portion of deferred revenue	124,379	—		—	(g)	124,379
Current portion of restructuring liability	6,067	—		—		6,067

Total current liabilities	316,667	(54,426)		(2,420)		259,820

Noncurrent Liabilities:
Long-term Debt	397	85,000	(b)	(221	)(g)	85,176
Non-current portion of deferred revenue	45,538	—		—	(g)	45,538
Other non-current liabilities	27,681	—		(3,265	)(g)	24,416

Total liabilities not subject to compromise	390,282	30,574		(5,906)		414,951
Liabilities subject to compromise	320,230	(320,230	)(d)	—		—

Total liabilities	710,512	(289,657)		(5,906)		414,951
Stockholders’ Equity (Deficit):
Common stock	1,564,504	178,964	(e)	(1,557,744	)(h)	185,725
Accumulated Deficit	(1,868,202)	144,461	(e)	1,723,741	(h)	—
Treasury stock, at cost	(6,760)	6,760	(e)	—		—
Accumulated other comprehensive loss	(19,997)	—		19,997	(h)	—
Total shareholders’ equity (deficit)	(330,454)	330,185		185,994		185,725

Total liabilities and stockholders’ equity (deficit)	$380,058	$40,529		$180,088		$600,675

a.	The Condensed Consolidated Pro Forma Balance Sheet estimates the effect of implementing the Plan and fresh-start reporting which will be required for financial reporting upon emergence. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $242.5 million based on the Disclosure Statement (see Note 1 of our consolidated financial statements), which, after reduction for the New Debt and remaining non-Debtor interest bearing liabilities, results in a reorganization equity value of $183.1 million.

The adjustments in the condensed consolidated projected pro forma balance sheet are based on estimates. Actual adjustments will be based on the final valuation and may be materially different than those presented herein.

b.	Reflects repayment of the DIP facility of $100 million, the new term loan of $85 million, which the Company has secured for exit financing, the issuance of 7.5 million shares issued through the Rights offering for $48 million, net of backstop and rights offering fees, 1.125 million overallotment shares for $7.5 million, and payment of $2 million for exit financing fees.

c.	Reflects the capitalization of the Exit Financing fees associated with the acquisition of the new term loan of $85 million and the new working capital facility of $30 million. The Condensed Consolidated Pro Forma Balance Sheet does not include any borrowings against the working capital facility.

d.	Reflects the discharge of SGI’s pre-petition liabilities in accordance with the Plan of Reorganization and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization. Discharge of SGI’s pre-petition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$190,964
To be paid in cash	114,001

$304,965

Additionally, in accordance with the Plan, holders of the Cray Unsecured Notes received the right to purchase shares 700,000 shares of New SGI stock for $6.67 per share, and holders of the SGI Senior Secured Notes and Senior Secured Convertible Notes received the right to purchase an additional 6.8 million shares of New SGI stock for $6.67 per share.

e.	Reflects the issuance of New SGI Common stock to pre-petition creditors and the gain on the discharge of liabilities subject to compromise.

f.	Reflects the repayment of the $100 million DIP facility.

g.	Reflects changes to the carrying values of assets and liabilities to reflect fair values. The unallocated excess of reorganization value will be determined upon the finalization of fresh start accounting. It is likely that the deferred revenue balances will be significantly reduced by the valuation adjustments, but we are unable to allocate the amount at this time.

h.	Reflects the elimination of historical retained deficit and other equity accounts and an adjustment to shareholder’s equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a above).

i.	The Condensed Consolidated Pro Forma Balance Sheet does not give effect to cash payments estimated at $47.6 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan of Reorganization.

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

Revenue Recognition. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Certain revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. Allocation of the total contract price between each element of the arrangement may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. For revenue arrangements that include or represent software products and services as well as any non-software deliverables for which a software deliverable is more than incidental to its functionality, we apply the accounting guidance in SOP 97-2, “Software Revenue Recognition” in determining the timing of revenue recognition.

Occasionally, we enter into arrangements in which substantial modification of software is required. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” as work progresses based on the percentage that incurred costs to date bear to estimated total costs.

Product Warranties. We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product life cycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Changes in product warranty estimates decreased our product warranty liability by approximately $1 million in both fiscal 2006 and fiscal 2004 and increased our product warranty liability by approximately $1 million in fiscal 2005.

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

Valuation of Goodwill. We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the consolidated financial statements in Part II, Item 8 of this Form 10-K. We determine the fair value of our reporting units using both an income approach and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on what investors are paying for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We recorded an $8 million non-cash charge for the impairment of goodwill in the third quarter of fiscal 2006.

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

Impairment of Long-Lived Assets. Carrying values for our long-lived tangible assets are assessed for possible impairment in accordance with the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment tests are conducted when our management team identifies events or when it believes that changes in circumstances that indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate. Our impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Stock-Based Compensation Expense. We account for stock-based compensation in accordance with the provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. The actual results may differ from the estimates which could cause future operating results to differ from expectations.

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS 5, Accounting for Contingencies, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to increase by $1 million in fiscal 2006 and to decrease by $5 million and $4 million in fiscal 2005 and 2004, respectively.

Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, Accounting for Income Taxes, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be probable of realization. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will probably be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer probable. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Loss Contingencies. We record an obligation for loss contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods and there is a reasonable probability that the ultimate loss will differ from and perhaps exceed the recorded provision. Estimating probable losses requires analysis of multiple factors that often depend on judgments about the outcome of pending lawsuits and potential actions by third parties including government agencies. Over the past two years, we have resolved lawsuits whereby the ultimate outcome caused us to partially reverse previously recorded contingent liabilities in the amount of $0.5 million and $5 million in fiscal 2005, and 2004, respectively. No such adjustments were recorded in fiscal 2006.

Other Significant Accounting Policies. Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies regarding financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Specific conclusions reached by these standards setters may cause a material change in our accounting policies.

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

Our exposure to interest rate risk relates primarily to our investment portfolio and our debt portfolio. However, as a result of our filing for bankruptcy under Chapter 11, the Senior Secured Convertible Notes, the Senior Secured Notes and the 6.125% Convertible Subordinated Debentures are considered subject to compromise and interest is no longer accrued on these instruments. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The interest expense on our current debt portfolio would be adversely impacted due to an increase in interest rates and favorably impacted due to a decrease in interest rates.

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

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 30, 2006 and June 24, 2005. We computed the market values for foreign exchange risk based on spot rates in effect at June 30, 2006 and June 24, 2005. The market values that result from these computations are compared to the market values of these financial instruments at June 30, 2006 and June 24, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analyses at June 30, 2006 and June 24, 2005 were as follows:

Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would have resulted in no increase in the aggregate fair value of our financial instruments at June 30, 2006 and an increase in the aggregate fair value of our financial instruments of $8 million at June 24, 2005. A percentage point increase in the levels of interest rates with all other variables held constant would have resulted in no decrease in the aggregate fair value of our financial instruments at June 30, 2006 and a decrease in the aggregate fair value of our financial instruments of $8 million at June 24, 2005.

Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $5 million at June 30, 2006 and $8 million at June 24, 2005. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the aggregate fair value of our financial instruments of $5 million at June 30, 2006 and $9 million at June 24, 2005.

The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of KPMG LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Graphics, Inc. and subsidiaries (Debtors-in-Possesion) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of their operations and their cash flows for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows, has a stockholders’ deficit and has filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code all, of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

October 13, 2006

Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Silicon Graphics, Inc. and subsidiaries (Debtors-in-Possession) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Silicon Graphics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Silicon Graphics, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Silicon Graphics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Silicon Graphics, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2006, and the related financial statement schedule, and our report dated October 13, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California

October 13, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Graphics, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Graphics, Inc. as of June 24, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 24, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of June 24, 2005 and June 25, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Graphics, Inc. at June 24, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule at June 24, 2005 and June 25, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

San Jose, California

September 15, 2005

SILICON GRAPHICS, INC.

(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Revenue:
Product and other revenue	$223,259	$391,322	$473,154
Product revenue from related party	28,836	44,658	25,990
Service revenue	266,710	293,985	342,858

Total revenue	518,805	729,965	842,002

Costs and expenses:
Cost of product and other revenue	177,328	285,428	292,628
Cost of service revenue	143,105	179,648	200,217
Research and development	83,677	92,705	108,763
Selling, general, and administrative	211,731	244,568	257,742
Impairment of goodwill	8,386	—	—
Other operating expenses	21,155	24,083	47,825

Total costs and expenses	645,382	826,432	907,175

Operating loss	(126,577)	(96,467)	(65,173)

Interest expense (contractual interest of $18,735 in 2006)	(16,445)	(16,052)	(19,234)
Interest and other income (expense), net	153	26,261	(24,848)
Earnings (loss) from equity investment	855	2,512	(518)

Loss from continuing operations before reorganization items and income taxes	(142,014)	(83,746)	(109,773)

Reorganization items, net	(7,826)	—	—

Loss from continuing operations before income taxes	(149,840)	(83,746)	(109,773)
Income tax benefit	3,646	8,014	9,527

Net loss from continuing operations	(146,194)	(75,732)	(100,246)

Discontinued operations:
Net income from discontinued operations, net of tax	—	—	3,975
(Loss) gain on disposition of discontinued operations, net of tax	—	(276)	50,501

Net loss	$(146,194)	$(76,008)	$(45,770)

Net (loss) income per common share – basic and diluted:
Continuing operations	$(0.54)	$(0.29)	$(0.44)
Discontinued operations	—	(0.00)	0.24

Net loss per share - basic and diluted	$(0.54)	$(0.29)	$(0.20)

Weighted-average shares used to compute net loss per share – basic and diluted	269,367	263,430	227,837

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

(Debtors-in-Possession)

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

	June 30, 2006	June 24, 2005
Assets:
Current assets:
Cash and cash equivalents	$54,673	$64,247
Short-term marketable investments	203	39
Short-term restricted investments	32,539	39,757
Accounts receivable, net of allowance for doubtful accounts of $3,117 in 2006 and $2,227 in 2005	58,417	93,335
Inventories	49,997	75,662
Prepaid expenses	10,457	5,666
Other current assets	54,723	37,765

Total current assets	261,009	316,471

Restricted investments	15,959	413
Property and equipment, net of accumulated depreciation and amortization	27,873	56,257
Goodwill	4,515	12,901
Other non-current assets, net	70,702	66,103

	$380,058	$452,145

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$8,951	$58,075
Accrued compensation	29,224	34,062
Income taxes payable	1,596	2,689
Other current liabilities	43,325	56,260
Current portion of long-term debt	103,124	1,820
Current portion of deferred revenue	124,379	98,305
Current portion of restructuring liability	6,067	16,270

Total current liabilities	316,666	267,481

Long-term debt	397	261,992
Non-current portion of deferred revenue	45,538	36,188
Other non-current liabilities	27,681	77,672

Total liabilities not subject to compromise	390,282	643,333

Liabilities subject to compromise	320,230	—

Total liabilities	710,512	643,333

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, and additional paid-in capital; 750,000,000 shares authorized; shares issued: 2006 - 274,887,761; 2005 - 265,845,397; shares outstanding: 2006 - 274,247,196; 2005 - 265,192,795	1,564,504	1,555,033
Accumulated deficit	(1,868,201)	(1,721,981)
Treasury stock, at cost: 640,565 shares in 2006 and 652,602 shares in 2005	(6,760)	(6,792)
Accumulated other comprehensive loss	(19,997)	(17,448)

Total stockholders’ deficit	(330,454)	(191,188)

	$380,058	$452,145

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Cash Flows From Operating Activities of Continuing Operations:
Net loss	$(146,194)	$(76,008)	$(45,770)
Income from discontinued operations	—	—	(3,975)
Loss (gain) on disposition of discontinued operations	—	276	(50,501)

Net loss from continuing operations	(146,194)	(75,732)	(100,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,343	59,062	79,461
Amortization of premium and discount on long-term debt, net	(3,147)	(3,441)	(6,446)
Non-cash recovery for reorganization items	(6,214)	—	—
Impairment of goodwill	8,386	—	—
Share-based compensation expense	2,184	—	—
Loss on early extinguishment of debt	—	—	30,915
Non-cash interest expense on induced debt conversion	—	—	3,089
Gain on sale of equity investment	—	(20,541)	—
Non-cash restructuring charges (recoveries)	(1,587)	(1,479)	3,062
Other	(110)	(2,692)	1,858
Changes in operating assets and liabilities:
Accounts receivable	34,917	20,566	3,029
Inventories	(3,324)	(20,408)	(7,907)
Accounts payable	(49,123)	(7,167)	(10,710)
Accrued compensation	(4,838)	(2,734)	517
Deferred revenue	34,125	(4,233)	(18,350)
Accounts payable and accrued liabilities subject to compromise	72,490	—	—
Other assets and liabilities	(78,697)	(39,399)	(40,521)

Total adjustments	53,405	(22,466)	37,997

Net cash used in operating activities of continuing operations	(92,789)	(98,198)	(62,249)

Cash Flows From Investing Activities of Continuing Operations:
Marketable investments:
Purchases	(666)	(185)	(1,608)
Maturities	503	2,156	38
Restricted investments:
Purchases	(43,524)	(53,900)	(87,706)
Maturities	35,278	55,119	100,165
Proceeds from the sale of equity investment	—	29,085	—
Proceeds from the sale of corporate real estate and other assets	—	—	10,615
Purchases of property and equipment	(7,028)	(12,444)	(17,866)
Increase in other assets	(4,102)	(2,458)	(9,138)

Net cash provided by (used in) investing activities of continuing operations	(19,539)	17,373	(5,500)

Cash Flows From Financing Activities of Continuing Operations:
Payments of debt principal	(78,678)	(17,684)	(18,056)
Proceeds from debt principal	178,000	1,677	—
Payments of debt issuance costs	—	—	(3,618)
Net proceeds from financing arrangements	559	2,210	—
Proceeds from employee stock plans	2,873	4,014	2,579
Net proceeds from sale of SGI common stock through private placement	—	—	47,270

Net cash provided by (used in) financing activities of continuing operations	102,754	(9,783)	28,175

Cash Flows from Discontinued Operations:
Net cash provided by operating and investing activities	—	—	58,401

Net cash provided by discontinued operations	0	0	58,401

Net (decrease) increase in cash and cash equivalents	(9,574)	(90,608)	18,827
Cash and cash equivalents at beginning of year - continuing operations	64,247	154,855	136,028

Cash and cash equivalents at end of year - continuing operations	$54,673	$64,247	$154,855

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except shares)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at June 27, 2003	$1,467,798	$(1,606,049)	$(6,715)	$(19,925)	$(164,891)
Components of comprehensive loss:
Net loss	—	(45,770)	—	—	(45,770)
Currency translation adjustments	—	—	—	928	928
Currency translation adjustment included in net income of discontinued operations				(1,598)	(1,598)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	236	236

Total comprehensive loss					(46,204)
Adjustment to stock issued for settlement of securities class action lawsuit	(5,849)	5,849	—	—	—
Issuance of common stock (18,181,818 shares) under private placement net of issuance costs	47,270	—	—	—	47,270
Issuance of common stock (27,260,480 shares) through debt conversions	35,274	—	—	—	35,274
Issuance of common stock (959,520 shares) through induced conversion incentive	3,090	—			3,090
Issuance of common stock (3,645,761 shares) under employee stock plans—net	2,842	—	(59)	—	2,783

Balance at June 25, 2004	1,550,425	(1,645,970)	(6,774)	(20,359)	(122,678)

Components of comprehensive loss:
Net loss	—	(76,008)	—	—	(76,008)
Currency translation adjustments	—	—	—	1,047	1,047
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	1,864	1,864

Total comprehensive loss					(73,097)
Issuance of common stock (402,400 shares) through debt conversions	503	—	—	—	503
Issuance of common stock (3,611,119 shares) and treasury stock (2,257 shares) net of treasury stock purchases (18,557 shares) under employee stock plans—net	4,105	(3)	(18)	—	4,084

Balance at June 24, 2005	1,555,033	(1,721,981)	(6,792)	(17,448)	(191,188)

Components of comprehensive loss:
Net loss	—	(146,194)	—	—	(146,194)
Currency translation adjustments	—	—	—	(982)	(982)
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	(1,567)	(1,567)

Total comprehensive loss					(148,743)
Issuance of common stock (9,054,401 shares) and treasury stock (12,037 shares) under employee stock plans—net	2,942	(26)	32	—	2,948
Stock-based compensation	2,184	—	—	—	2,184
Increase in interest in equity investment	4,345	—	—	—	4,345

Balance at June 30, 2006	$1,564,504	$(1,868,201)	$(6,760)	$(19,997)	$(330,454)

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC., et al.

(Debtors-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

SGI is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” from mining a company’s databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic time-frame and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of application segments including defense and intelligence, sciences, engineering analysis, and enterprise data management.

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

The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

We have incurred operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital deficit at June 30, 2006 was $56 million, down from working capital of $49 million at June 24, 2005. Additionally, we had a stockholders’ deficit of $330 million at June 30, 2006. Our unrestricted cash and marketable investments at June 30, 2006 were $55 million, down from $64 million at June 24, 2005.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), Silicon Graphics, Inc. (“the Company” or “SGI”) and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc., and WTI-Development, Inc. Certain subsidiaries of SGI, consisting principally of international subsidiaries, are not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remain in possession of their assets and properties as debtors-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

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

On May 10, 2006, SGI, Silicon Graphics Federal, Inc. and Silicon Graphics World Trade Corporation (collectively, the “Borrowers”) entered into a Post-Petition Loan and Security Agreement (the “Interim DIP Agreement”) dated as of May 8, 2006 with Quadrangle Master Funding Ltd., Watershed Technology Holdings, LLC and Encore Fund, L.P. (collectively, the “Interim DIP Lenders”). The Interim DIP Agreement provided $70 million of DIP financing (the “$70 million DIP Financing”) to the Borrowers secured by certain of the Borrowers’ assets. The interest rate under the Interim DIP Agreement was the per annum rate equal to the greater of (i) the rate of interest published in the Wall Street Journal from time to time as the “Prime Rate” plus seven percentage points or (ii) 250 basis points higher than the rate at which cash interest was then payable under the Company’s pre-petition credit agreement, provided that upon an event of default, the then current interest rate under the Interim DIP Agreement would be increased by two percentage points.

In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement (the “DIP Agreement”) with Morgan Stanley Senior Funding, Inc., (the “Administrative Agent”), Wells Fargo Foothill, Inc., the Interim DIP Lenders and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $130 million of debtor-in-possession financing (the “$130 million DIP Financing”). The $130 million DIP Financing was approved by the Court on June 26, 2006. The Order approving the $130 million DIP Financing (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of up to $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, superpriority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein.

At a hearing held on July 27, 2006, the Court approved the Company’s Disclosure Statement, ruling that it contained adequate information for soliciting creditor approval of the Company’s Plan as amended (the “Plan”). At a hearing held on September 19, 2006, the Court confirmed the Company’s Plan. This Confirmation Order became a Final Order on October 2, 2006. We expect to emerge in October subject to the remaining conditions precedent to emergence:

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

For the duration of the Chapter 11 Cases, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees which in turn could adversely affect the going concern value of our businesses and of our assets. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Court which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries (both Debtor and Non-Debtor). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

Accounting for Reorganization. The accompanying consolidated financial statements of SGI have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. SGI’s consolidated financial statements do not reflect adjustments that might be required if SGI (or any of the Debtors) is unable to continue as a going concern.

Reclassifications. Certain revisions have been made to all periods presented in the consolidated financial statements to conform to current year presentation. As described in Note 8, we have classified the financial results of our Alias application software business as discontinued operations for all periods presented. Included in the statement of cash flows is a fiscal 2004 revision to separately disclose the investing activities from discontinued operations. These notes to our consolidated financial statements relate to continuing operations only, unless otherwise indicated.

Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets, which we remeasure at their historical exchange rates. We translate revenues and expenses using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. We are a U.S. dollar functional currency company. As such, translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in our results of operations. For fiscal 2006, fiscal 2005, and fiscal 2004, currency transaction gains or losses net of hedging gains or losses, were not significant to our results of operations. Investments accounted for using the equity method in an investee that reports in a foreign currency are translated in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 52, Foreign Currency Translation, at the rate of exchange in effect at the end of the period with the resulting translation adjustment recorded directly to accumulated other comprehensive loss, a separate component of stockholders’ deficit.

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

At June 30, 2006 and June 24, 2005, our restricted investments consist of short- and long-term investments that are pledged as collateral against letters of credit or held under a security agreement. The majority of our restricted investments is currently pledged as collateral against letters of credit and are primarily associated with two specific customer arrangements for significant multi-year contracts with long-term delivery and installation commitments. Restricted investments are held in SGI’s name by major financial institutions (see Note 7).

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

Derivative Financial Instruments. We use derivative financial instruments to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and certain commitments related to customer transactions. We do not invest in derivative financial instruments for speculative or trading purposes. See Note 7 for more information about our derivative financial instruments and the accounting policies that we apply to them.

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

Inventories. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at cost less depreciation, generally based on a fifteen-month life. Costs include material, labor and manufacturing overhead.

Property and Equipment. We state property and equipment at cost and compute depreciation expense using the straight-line method. We depreciate machinery and equipment and furniture and fixtures over useful lives of two to five years, and we amortize leasehold improvements over the shorter of their useful lives or the term of the lease. We depreciate our buildings over twenty-five to forty-five years and improvements over the remaining life of the building.

Capitalized Software. In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are included in property and equipment (see Note 11) and are amortized over periods ranging from 3 to 5 years.

Long-Lived Assets. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used”, including property and equipment, assets under capital leases, spares inventory and long term prepaid assets subject to amortization, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of a long-lived asset may not be recoverable, such as a significant current period operating or cash flow loss combined with a history of such losses. Under SFAS 144, an impairment loss would be calculated when the sum of the estimated future undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount of the asset. Because of our fiscal 2006 operating and cash flow losses and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2006; based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. Nonetheless, it is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment. As required by SFAS 144, we classify long-lived assets as “held for sale” only when all of the criteria for a qualifying plan of sale are met, and we reassess the “fair value less cost to sell” of such assets each reporting period. We continue to classify long-lived assets to be disposed of other than by sale as “held and used” until they are actually disposed of.

Other Assets. Included in other assets are spare parts that are generally depreciated on a straight-line basis over an estimated useful life of five years and equity investments in certain technology companies that are carried at either market value or the lower of cost or market. Our investment in SGI Japan comprised the majority of our total equity investments for fiscal 2006 and fiscal 2005. Goodwill of $5 million is also included in other assets.

Goodwill. Our goodwill resulted from the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991. As required by SFAS 142, we ceased amortizing goodwill and began annually testing goodwill for impairment. We perform this test separately for each of our two reporting units, which correspond to our two reportable segments. In prior years, we performed our annual impairment test as of the last day of our fiscal year. For fiscal 2005 and forward, we have changed the measurement date to the first day of our fourth fiscal quarter in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have a material effect on our financial position, results of operations, or cash flows. We would also test goodwill for impairment if an event occurs or a circumstance changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Income taxes. We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

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

In multiple element revenue arrangements that include software that is more than incidental to the products or services as a whole, software and software-related elements are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 97- 2, “Software Revenue Recognition”, as amended by SOP 98-9. Software-related elements include software products and services, as well as any non-software deliverable for which a software deliverable is essential to its functionality. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of fair value for an element is based upon the price charged when the element is sold separately.

Effective for fiscal 2006, and for certain of our storage solution arrangements whereby software is essential to the functionality, we are applying the accounting guidance in SOP 97-2, in determining the timing of revenue recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. In fiscal 2006 we were not able to establish VSOE on our post-contract customer support (“PCS”) services. Accordingly, when PCS is an element of the sale arrangement, revenue and the related costs (product and third-party consulting) on the entire arrangement will generally be deferred and recognized over the initial customer support period.

Occasionally, we enter into a multiple-element arrangement in which substantial modification of software is one element of the arrangement and that software does not provide separate value to the customer. In this instance, the entire arrangement is accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. If we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contracts are reviewed on a regular basis to determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs. Revenue recognized under these arrangements are not significant for any periods presented.

After application of the appropriate accounting guidance to our multiple element arrangements, the revenue policies described below are then applied to each unit of accounting.

Product (hardware and software) Revenue. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with certain resellers. Estimated sales returns are also provided for as a reduction to product revenue and were not material for any period presented in the consolidated financial statements.

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

Royalty and engineering service revenues were not significant for any periods presented.

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

Advertising Costs. We record advertising costs as expense of the period in which they are incurred. Advertising expense from continuing operations for fiscal 2006, fiscal 2005, and fiscal 2004 was $1.6 million, $0.5 million, and $2 million, respectively.

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

Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method for reporting an accounting change. Under SFAS 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates. SFAS 154 will be effective for our fiscal year 2007. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations, or cash flows.

In June 2005, the FASB issued FASB Staff Position No. (“FSP”) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 will be effective the later of our fiscal 2006 or the date that an EU member country in which we might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on our financial position, results of operations, or cash flows and we do not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Recognition occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Measurement is only addressed if recognition has been satisfied. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement. FIN 48 will be effective for our fiscal year 2008. We have not determined what effect, if any, the adoption of FIN 48 will have on our financial statements.

In July 2006, the FASB issued FASB Staff Position No. (“FSP”) APB 18-1, Accounting by an Investor for Its Proportionate share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. FSP APB 18-1 requires companies to offset their proportionate share of an investee’s equity adjustments for other comprehensive income against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, a company should reduce the carrying value of the investment to zero and record the remaining balance in income. FSP APB 18-1 will be effective for our second quarter of fiscal year 2007. We do not expect the adoption of FSP APB 18-1 to have a material effect on our financial position, results of operations, or cash flows.

Note 3. Share-Based Compensation

During fiscal 2006, fiscal 2005 and fiscal 2004, we had three active share-based compensation plans, and two Board approved share-based agreements as described below. Our accounting for our current stock-based compensation plans will continue to be recorded in our results of operations during our bankruptcy proceedings. Under the Plan, all of our existing common stock, stock options, and restricted stock awards will be cancelled upon consummation of the Plan by the Court and our exit from Chapter 11, and the holders of such securities will receive no recovery.

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

Our Amended and Restated 1998 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing price for the stock at the beginning or the end of the six-month purchase period. Purchases are limited to 10% of each employee’s compensation and cannot exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On January 26, 2006, the Board approved certain minor amendments to the 1993 Plan, 1996 Plan and ESPP program required to qualify the grant of options and issuance of shares under the plans under applicable state securities laws.

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

On February 1, 2006, the Company entered into an agreement to issue 2,684,022 shares of restricted common stock to Dennis McKenna, President, Chief Executive Officer, and Chairman of the Board. Under the terms of this agreement, the shares will be vested and non-forfeitable over a two-year period ending February 1, 2008. Three-eighths of the shares will vest on December 31, 2006, with the remaining five-eighths to vest in quarterly installments beginning February 1, 2007. During the vesting period, ownership of the shares cannot be transferred. The unvested shares have voting rights as other common stock and have been reported as currently issued and outstanding. Currently, all 2,684,022 shares are subject to repurchase under this agreement.

Adoption of SFAS 123(R)

Effective June 25, 2005, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method and therefore we have not restated our financial results for prior periods. Under that transition method, compensation cost recognized during fiscal 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for the fair values of these options and awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these options and awards.

Compensation Costs

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized on our statement of operations for these share-based compensation arrangements during fiscal 2006 were as follows (in thousands):

Year Ended June 30, 2006
Share-based compensation cost included in:
Cost of product and other revenue	$88
Cost of service revenue	242
Research and development	611
Selling, general, and administrative	1,243

Total share-based compensation cost	2,184

Income tax benefit recognized	—

$2,184

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory and fixed assets during fiscal 2006. Net cash proceeds from the exercise of stock options were $0.4 million, $4.0 million, and $2.6 million during fiscal 2006, fiscal 2005, and fiscal 2004, respectively. No income tax benefit was realized from stock option exercises during fiscal 2006. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. The incremental share-based compensation expense associated with the adoption of SFAS 123(R) in fiscal 2006 was $2 million.

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

The following table presents the pro forma effect on net loss from continuing operations and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our share-based compensation arrangements during fiscal 2005 and fiscal 2004 (in thousands, except per share amounts):

	Years Ended
	June 24, 2005	June 25, 2004
Net loss from continuing operations, as reported	$(75,732)	$(100,246)
Add:
Share-based employee compensation expense included in net income/(loss) from continuing operations	49	201

Deduct:
Share-based employee compensation expense determined under fair value method	(6,222)	(4,949)

Net income/(loss) from continuing operations, pro forma	$(81,905)	$(104,994)

Net income/(loss) per share from continuing operations — basic and diluted:
As reported	$(0.29)	$(0.44)

Pro forma	$(0.31)	$(0.46)

For purposes of this pro forma disclosure, we estimated the value of the options using a Black-Scholes-Merton closed-form option pricing formula and amortized that value to expense over the options’ vesting periods. We allocated this fair value to the pro forma compensation expense of our fiscal periods using the accelerated expense attribution method specified in FASB Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

	Years Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Expected volatility	1.10 – 1.26	1.00	1.10
Expected term (in years)	2.34-3.67	5.37	2.77
Risk-free rate	3.96%-4.90%	3.89%	1.30%
Expected dividends	0%	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of June 30, 2006 and changes during fiscal 2006, fiscal 2005, and fiscal 2004 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2003	38,173	$3.02	7.38	$4,642
Options granted	6,818	$1.16
Options exercised	(3,609)	$0.79
Options forfeited or expired	(6,761)	$3.50

Options outstanding at June 25, 2004	34,621	$2.80	6.92	$21,338
Options granted	5,355	$1.63
Options exercised	(641)	$0.80
Options forfeited or expired	(3,894)	$3.53

Options outstanding at June 24, 2005	35,441	$2.58	6.10	$841
Options granted	5,788	$0.37
Options exercised	(746)	$0.54
Options forfeited or expired	(9,492)	$2.40

Options outstanding at June 30, 2006	30,991	$2.27	5.33	$—

Options vested and exercisable at June 30, 2006	22,334	$2.85	4.92	$—

Options expected to vest at June 30, 2006	28,071	$2.42	0.26	$—

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of fiscal 2006, which was $0.046, and the exercise price, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The weighted-average grant-date fair value of options granted during fiscal 2006 and fiscal 2005 was $0.27 and $1.26, respectively. The total intrinsic value of options exercised during fiscal 2006 was $0.2 million.

As of June 30, 2006, $4.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various option plans is expected to be recognized over a weighted-average period of 2.3 years.

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

Nonvested restricted stock awards as of June 30, 2006 and changes during fiscal 2006, fiscal 2005 and fiscal 2004 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 27, 2003	98	$4.77
Granted	—
Vested	—
Forfeited	(49)	$4.77

Nonvested at June 25, 2004	49	$4.77
Granted	—
Vested	—
Forfeited	(49)	$4.77

Nonvested at June 24, 2005	—	$—
Granted	2,684	$0.35
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2006	2,684	$0.35

As of June 30, 2006, there was $0.8 million of unrecognized share-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2 years.

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

	Years Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Expected volatility	.72	.83	1.10
Expected term	6 months	6 months	6 months
Risk-free rate	3.79%	2.10%	1.01%
Expected dividends	0%	0%	0%

As of June 30, 2006, we had issued 49,238,398 shares over the life of the ESPP and its predecessor plans. 5,615,464 and 2,985,583 shares were issued during fiscal 2006 and fiscal 2005, respectively. As of June 30, 2006, we had 3,399,545 shares in reserve for future issuance under the plan; however, on January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements during fiscal 2006 and fiscal 2005 was $2.9 million and $4.0 million, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during fiscal 2006 and fiscal 2005.

Equity Issuances. During fiscal 2005, holders converted $0.5 million principal amount of our 6.50% Senior Secured Convertible Notes, resulting in the issuance of 402,400 shares of common stock.

On February 19, 2004, we sold 18,181,818 shares of our common stock for an aggregate purchase price of $50 million ($2.75 per share) to certain institutional investors in a private placement transaction.

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

Note 4. Bankruptcy Related Disclosures

Accounting for Reorganization

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position (SOP) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheet and classified as “liabilities subject to compromise” at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current or non-current. Our consolidated statement of operations for fiscal 2006 portrays the results of operations during Chapter 11 proceedings. As such, any revenues, expenses and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to bankruptcy.

Condensed consolidating financial statements of the Debtors and Non-Debtors are set forth below. “Debtors” include all entities that filed for protection from creditors in fiscal 2006. “Non-Debtors” include the Company’s businesses that are generally not affected by the bankruptcy filings.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

For the Year Ended June 30, 2006

	Debtors	Non-Debtors	Eliminations (1)	Consolidated
Total revenue	$401,674	$120,297	$(3,166)	$518,805

Costs and expenses:
Cost of revenue	262,911	60,983	(3,461)	320,433
Research and development	79,480	4,197	—	83,677
Selling, general and administrative	151,511	60,220	—	211,731
Impairment of goodwill	8,386	—	—	8,386
Other operating, net (1)	16,721	4,434	—	21,155

Total costs and expenses	519,009	129,834	(3,461)	645,382

Operating (loss) income	(117,335)	(9,537)	295	(126,577)

Interest expense	(16,073)	(372)	—	(16,445)
Interest and other income (expense), net	(5,059)	6,419	(352)	1,008

Loss before reorganization items and income taxes	(138,467)	(3,490)	(57)	(142,014)
Reorganization items, net	(7,826)	—	—	(7,826)

Loss before income taxes	(146,293)	(3,490)	(57)	(149,840)

Income tax provision (benefit)	(12,579)	8,933	—	(3,646)

Net loss	$(133,714)	$(12,423)	$(57)	$(146,194)

(1)	Consolidated financial results are comprised of Debtor and Non-Debtor entities that have affiliated transactions with other Debtor and Non-Debtor entities. Amounts included under the heading “Eliminations” represent entries required to properly eliminate transactions between affiliated entities for consolidated financial statement presentation purposes.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

June 30, 2006

	Debtors	Non-Debtors	Eliminations (1)	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$24,096	$30,577	$—	$54,673
Short-term marketable investments	—	203	—	203
Short-term restricted investments	6,036	26,503	—	32,539
Accounts receivable, net	26,737	31,680	—	58,417
Inventories	49,578	445	(26)	49,997
Prepaid expenses and other current assets	958,232	56,554	(949,606)	65,180

Total current assets	1,064,679	145,962	(949,632)	261,009
Property and equipment, net of accumulated depreciation and amortization	25,407	2,466	—	27,873
Other non-current assets	174,331	246,660	(329,815)	91,176

	$1,264,417	$395,088	$(1,279,447)	$380,058

Liabilities and Stockholders’ Equity (deficit):
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$3,784	$5,167	$—	$8,951
Accrued compensation	12,871	16,353	—	29,224
Current portion of long-term debt	102,420	704	—	103,124
Current portion of deferred revenue	87,266	37,113	—	124,379
Other current liabilities	1,001,667	(6,006)	(944,673)	50,988

Total current liabilities	1,208,008	53,331	(944,673)	316,666
Non-current portion of deferred revenue	17,985	27,553	—	45,538
Other non-current liabilities	10,513	17,565	—	28,078

Total liabilities not subject to compromise	1,236,506	98,449	(944,673)	390,282

Liabilities subject to compromise	320,230	—	—	320,230

Total liabilities	1,556,736	98,449	(944,673)	710,512
Total stockholders’ Equity (deficit)	(292,319)	296,639	(334,774)	(330,454)

	$1,264,417	$395,088	$(1,279,447)	$380,058

(1)	Consolidated financial results are comprised of Debtor and Non-Debtor entities that have affiliated transactions with other Debtor and Non-Debtor entities. Amounts included under the heading “Eliminations” represent entries required to properly eliminate transactions between affiliated entities for consolidated financial statement presentation purposes.

Interest expense

The Debtors have discontinued recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $2 million for fiscal 2006.

Reorganization items

Reorganization items, net represents expense or income amounts that were recorded as a direct result of our Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

2006
Professional fees	$13,285
Pre-petition liability claim adjustments	755
Write-off of unamortized debt premium and discount, net	(9,381)
Write-off of unamortized debt issuance costs	3,167

$7,826

Professional fees relate to legal, accounting and other professional costs directly associated with the reorganization process.

Liabilities Subject to Compromise.

Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent our estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. There can be no assurance that the liabilities of the Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity or SGI’s stockholders could be diluted or eliminated entirely.

Liabilities subject to compromise consist of the following (in thousands):

June 30, 2006
6.50% Senior Secured Convertible Notes due June 1, 2009	$188,578
6.125% Convertible Subordinated Debentures due February 1, 2011	56,776
11.75% Senior Secured Notes due June 1, 2009	2,386
Accounts payable	55,447
Accrued liabilities	17,043

$320,230

In accordance with SOP 90-7, we ceased to accrue and recognize interest expense on liabilities subject to compromise as noted above. In addition, debt discounts and premiums, as well as capitalized debt issue costs associated with the above debt have been adjusted to reflect the debt at its probable allowed claim amount, resulting in a credit adjustment of approximately $6 million to reorganization items resulting from the write-off of unamortized debt premium, discount and loan cost as shown in the reorganization items table above. Accounts payable and accrued liabilities subject to compromise represent our best estimates of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against us in connection with the bankruptcy filings and are recorded at the estimated amount of the allowed claim, which may differ from the amount for which the liability will be settled.

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition date liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that have not been rejected; and (5) pre-petition date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the bankruptcy filing proceeds and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

Note 5. Other Operating Expense

Other operating expense was as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Restructuring and impairment charges, net	$21,155	$24,083	$47,825

Restructuring – Fiscal 2006

Other operating expenses, net represents the costs associated with our restructuring and impairment activities. These activities, by plan or action, were as follows during fiscal 2006 (in thousands, numbers may not add due to rounding):

	Balance at June 24, 2005	Costs Incurred	Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at June 30, 2006
Fiscal 2000 plan:
Vacated facilities	$1,282	$—	$(13)	$—	$(1,269)	$—

Fiscal 2001 plan:
Vacated facilities	1,404	—	(83)	—	(1,321)	—

Fiscal 2002 plan:
Severance and related charges	142	—	(23)	—	(20)	99
Vacated facilities	329	—	49	(141)	(237)	—

	471	—	26	(141)	(257)	99

Fiscal 2003 plan:
Severance and related charges	114	—	(59)	—	(36)	19
Vacated facilities	127	—	99	—	(226)	—

	241	—	40	—	(262)	19

Fiscal 2004 plan:
Severance and related charges	258	—	(243)	—	(15)	—
Vacated facilities	33,489	7,025	(31,713)	(23)	(8,762)	16

	33,747	7,025	(31,956)	(23)	(8,777)	16

Fiscal 2005 plan:
Severance and related charges	1,891	289	(47)	—	(2,093)	40
Vacated facilities	6,482	1,105	(4,856)	—	(2,731)	—
Accelerated depreciation	—	—	—	—	—	—

	8,373	1,394	(4,903)	—	(4,824)	40

Fiscal 2006 plan 1:
Severance and related charges	—	9,194	757	—	(9,440)	511
Vacated facilities	—	1,336	(5,415)	6,776	(1,734)	963
Accelerated depreciation	—	4,654	408	(5,062)	—	—

	—	15,184	(4,250)	1,714	(11,174)	1,474

Fiscal 2006 plan 2:
Severance and related charges	—	7,938	79	(1,778)	(4,146)	2,093
Vacated facilities	—	392	—	(222)	(63)	107
Other	—	1,900	—	(1,900)	—	—

	—	10,230	79	(3,900)	(4,209)	2,200

Fiscal 2006 plan 3:
Severance and related charges	—	2,154	—	—	(71)	2,083
Vacated facilities	—	21,794	—	3,555	(24,598)	751
Accelerated depreciation	—	4,432	—	(4,432)	—	—

	—	28,380	—	(877)	(24,669)	2,834

All restructuring plans:
Severance and related charges	2,405	19,575	466	(1,778)	(15,821)	4,845
Vacated facilities	43,113	31,652	(41,932)	9,945	(40,941)	1,837
Accelerated depreciation	—	9,086	408	(9,494)	—	—
Other	—	1,900	—	(1,900)	—	—

Total of all restructuring plans	$45,518	$62,213	$(41,058)	$(3,227)	$(56,762)	$6,682

During fiscal 2006, we made $57 million in payments related to all of our restructuring plans and actions, $16 million of which was for severance and related charges and $41 million of which was for vacated facilities obligations, including $25 million in settlement costs for the termination of our lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”). The $25 million cost was due to a June 27, 2006 settlement with our landlord which terminated our lease obligations at ATC and terminated our lease obligations for two buildings at CTC. It also amended our lease obligations for a third building at CTC. Pursuant to the agreement, we vacated the two buildings at CTC by June 30, 2006 and plan to vacate our third building by December 31, 2006.

During fiscal 2006, we recognized costs of $21 million, of which $20 million was for severance and related charges and $2 million was for operating asset write downs for fixed assets and demonstration units and release of purchase commitments, both of which are associated with the end of production of existing Prism and Prism Deskside products. Total vacated facilities and accelerated depreciation cost was a net $1 million credit to other operating expense. Costs related to our vacated leased facilities included a $28 million charge for the ATC and CTC settlement costs including termination fees, commissions and legal expenses, a $7 million accretion expense associated with our fiscal 2004 Mountain View, California headquarters (ATC) relocation, a $1 million accretion expense associated with one building at CTC which we partially vacated in fiscal 2005 and fully vacated in fiscal 2006, a $5 million charge for the fair value of future remaining obligations and accretion expense associated with one building at CTC fully vacated in fiscal 2006, and a $2 million charge related to the vacating of other leased facilities throughout the world in fiscal 2006. In addition we recognized $15 million of credits related to the write off of deferred rent and tenant improvement allowances on these vacated facilities, $10 million in charges for the acceleration of depreciation associated with changes in the estimated lives of certain leasehold improvements and furniture and fixtures and $2 million in write offs for prepaid rent. Upon execution of the settlement for the termination of our lease obligations at ATC and CTC, we recorded a reversal of liabilities of $41 million of future rental payments for the ATC and CTC buildings. These included $32 million, $5 million and $4 million related to fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

The restructuring liability balance of $7 million at June 30, 2006 includes $5 million in severance obligations and $2 million of facility-related liabilities. The facility-related liabilities of $2 million represent $4 million in future non-cancelable rental payments due, less estimated sublease income of $2 million, $1 million of which is under contract, and less than $1 million in accretion expense that will be recognized through fiscal 2011. We expect to pay all the accrued severance and related charges and $4 million of facility-related charges during fiscal 2007, with the remainder of our restructuring obligations to be paid through fiscal 2011.

In an effort to further reduce our operating expenses, we implemented restructuring activities under three fiscal 2006 restructuring plans during fiscal 2006. Under these restructuring plans, we recognized costs of $20 million for the elimination of approximately 500 positions across all levels and functions. We expect to eliminate more positions under the fiscal 2006 restructuring plans in the first half of fiscal 2007 and expect to complete these actions and make the remaining payments related to these fiscal 2006 actions by approximately the end of fiscal 2007. In addition to the ATC and CTC settlement, under the fiscal 2006 restructuring plans, we also recorded a charge of $3 million for costs related to vacating approximately 51,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2011. We completed substantially all facilities related actions under the fiscal 2006 restructuring plans by the end of fiscal 2006, but we will continue to make payments on the associated leases through the end of their lease terms. As required by SFAS 146, we calculated and accrued the fair value of our future contractual obligations under these operating leases using our credit-adjusted risk-free interest rate as of the date we ceased to use the leased properties. As of June 30, 2006, the fair value of our future remaining obligations for the leased properties was $2 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms, we are required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $4 million using the effective interest method. In fiscal 2006, we began to record restructuring accretion expense, which we expect to be less than $1 million annually through fiscal 2011. Our obligation associated with the fiscal 2006 restructuring plans as of June 30, 2006 included $5 million in severance and related charges and the aforementioned $4 million of vacated leased facility obligations, net of estimated sublease income of $2 million.

As of June 30, 2006, we have substantially completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries.

The restructuring and relocation costs incurred during fiscal 2006, the cumulative amount incurred through June 30, 2006, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 146 (our fiscal 2004, fiscal 2005, and fiscal 2006 plans) were as follows (in thousands):

	Products	Global Services	Total
Fiscal 2004 restructuring plan:

Costs incurred and adjustments during fiscal 2006:
Severance and related charges	$(118)	$(125)	$(243)
Vacated facilities	(9,786)	(14,902)	(24,688)

Total	$(9,904)	$(15,027)	$(24,931)

Cumulative costs incurred as of June 30, 2006:
Severance and related charges	$10,648	$8,444	$19,092
Canceled contracts	366	275	641
Vacated facilities	6,731	(2,123)	4,608
Other	3,119	2,471	5,590
Impairment charges	1,714	1,348	3,062

Total	$22,578	$10,415	$32,993

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during fiscal 2006:
Severance and related charges	$132	$109	$241
Vacated facilities	(1,494)	(2,256)	(3,750)

Total	$(1,362)	$(2,147)	$(3,509)

Cumulative costs incurred as of June 30, 2006:
Severance and related charges	$5,656	$4,351	$10,007
Vacated facilities	3,398	1,313	4,711

Total	$9,054	$5,664	$14,718

Fiscal 2006 restructuring plan 1:

Costs incurred and adjustments during fiscal 2006 (which are also the cumulative costs incurred as of June 30, 2006):
Severance and related charges	$5,169	$4,781	$9,950
Vacated facilities	(1,639)	(2,438)	(4,077)
Accelerated depreciation	2,400	2,662	5,062

Total	$5,930	$5,005	$10,935

Total amount expected to be incurred:
Severance and related charges	$5,169	$4,781	$9,950
Vacated facilities	(1,492)	(2,230)	(3,722)
Accelerated depreciation	2,400	2,662	5,062

Total	$6,077	$5,213	$11,290

Fiscal 2006 restructuring plan 2:

Costs incurred and adjustments during fiscal 2006 (which are also the cumulative costs incurred as of June 30, 2006):
Severance and related charges	$3,439	$4,576	$8,015
Canceled contracts	43	55	98
Vacated facilities	170	223	393
Other	778	1,025	1,803

Total	$4,430	$5,879	$10,309

Total amount expected to be incurred:
Severance and related charges	$3,439	$4,576	$8,015
Canceled contracts	43	55	98
Vacated facilities	174	229	403
Other	778	1,025	1,803

Total	$4,434	$5,885	$10,319

Fiscal 2006 restructuring plan 3:

Costs incurred and adjustments during fiscal 2006 (which are also the cumulative costs incurred as of June 30, 2006):
Severance and related charges	$892	$1,262	$2,154
Vacated facilities	9,025	12,769	21,794
Accelerated depreciation	1,835	2,597	4,432

Total	$11,752	$16,628	$28,380

Total amount expected to be incurred:
Severance and related charges	$2,398	$3,392	$5,790
Vacated facilities	9,025	12,769	21,794
Accelerated depreciation	1,835	2,597	4,432

Total	$13,258	$18,758	$32,016

Restructuring – Fiscal 2005

Our restructuring and impairment activities, by plan or action, were as follows during fiscal 2005 (in thousands):

	Balance at June 25, 2004	Costs Incurred	Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at June 24, 2005
Fiscal 2000 plan:
Vacated facilities	$5,898	$—	$(367)	$—	$(4,249)	$1,282

Fiscal 2001 plan:
Vacated facilities	4,225	—	(342)	—	(2,479)	1,404

Fiscal 2002 plan:
Severance and related charges	52	61	(436)	533	(68)	142
Vacated facilities	450	—	229	—	(350)	329

	502	61	(207)	533	(418)	471

Fiscal 2003 plan:
Severance and related charges	288	104	(317)	52	(13)	114
Vacated facilities	959	—	286	—	(1,118)	127

	1,247	104	(31)	52	(1,131)	241

Fiscal 2004 plan:
Severance and related charges	1,086	193	—	—	(1,021)	258
Vacated facilities	46,966	9,867	(3,422)	—	(19,922)	33,489

	48,052	10,060	(3,422)	—	(20,943)	33,747

Fiscal 2005 plan:
Severance and related charges	—	9,766	—	—	(7,875)	1,891
Vacated facilities	—	8,461	—	1,221	(3,200)	6,482

	—	18,227	—	1,221	(11,075)	8,373

All restructuring plans:
Severance and related charges	1,426	10,124	(753)	585	(8,977)	2,405
Vacated facilities	58,498	18,328	(3,616)	1,221	(31,318)	43,113

Total of all restructuring plans	$59,924	$28,452	$(4,369)	$1,806	$(40,295)	$45,518

During fiscal 2005, we made payments of $9 million for severance and related charges and $31 million for our vacated facilities obligations, primarily rent.

We recognized restructuring and asset impairment costs of $28 million during fiscal 2005. These costs included $10 million for severance, primarily associated with our fiscal 2005 restructuring plan, and $18 million related to accretion and other costs related to our vacated leased facilities. The vacated facilities costs included $8 million in expenses related to vacating approximately 198,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2014. Also included in vacated facilities costs were $10 million in restructuring accretion expense for the ATC, which is part of the fiscal 2004 restructuring plan. In fiscal 2005 we recorded a $3 million adjustment to reduce our estimate of future vacated facilities costs for our fiscal 2004 restructuring plan based on a reduction in the base rent we received for a facility vacated as part of that restructuring plan.

Restructuring – Fiscal 2004

Our restructuring and impairment activities were as follows during fiscal 2004 (in thousands):

Category	Severance and Related Charges	Canceled Contracts	Vacated Facilities	Other Charges	Impairment Charges	Total
Balance at June 27, 2003	$7,191	$13	$24,648	$—	$—	$31,852

Additions—fiscal 2004 restructuring and impairment	19,646	641	23,284	5,590	3,062	52,223
Adjustments:
Increase	—	—	—	—	—	—
(Decrease)	(1,207)	—	(3,191)	—	—	(4,398)
Reclassification:
Cash	—	—	—	—	—	—
Non-cash	—	—	36,461	—	—	36,461
Expenditures:
Cash	(24,204)	(654)	(22,704)	(5,590)	—	(53,152)
Non-cash	—	—	—	—	(3,062)	(3,062)

Balance at June 25, 2004	$1,426	$—	$58,498	$—	$—	$59,924

Note 6. Loss per Share

Set forth below is a reconciliation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Net loss from continuing operations	$(146,194)	$(75,732)	$(100,246)

Weighted average shares outstanding – basic and diluted	269,367	263,430	227,837

Net loss per share from continuing operations – basic and diluted	$(0.54)	$(0.29)	$(0.44)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	153,710	155,848	87,737

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of restricted stock awards as well as the assumed conversion of debt using the if-converted method.

Note 7. Financial Instruments

Cash Equivalents and Marketable and Restricted Investments

The following table summarizes by major security type the fair value of our cash equivalents and marketable and restricted investments at June 30, 2006 and June 24, 2005 (in thousands):

	2006	2005
Money market funds	$2,060	$2,183
Time deposits	51,024	43,836

Total	53,084	46,019
Less amounts classified as cash equivalents	(4,383)	(5,810)

Total marketable and restricted investments	$48,701	$40,209

Gross realized gains and losses on sales and unrealized gains and losses on our securities were not significant in any one fiscal period presented.

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

We designate derivative financial instruments as hedges based in part on their effectiveness in risk reduction and one-to-one matching of the instruments to the hedged transactions. We test the hedging effectiveness of currency forward contracts using a forward-to-forward rate comparison, which makes same-currency hedges perfectly effective. We test the hedging effectiveness of currency option contracts using changes in the option’s intrinsic value and the effect of discounting. As a result, we exclude the change in the volatility value of the option contract from the assessment and immediately recognize that amount in interest and other income (expense), net on our statement of operations. We will designate derivative financial instruments as fair value hedges or cash flow hedges based on the type of risk that they are hedging. At June 30, 2006 and June 24, 2005, we did not have any derivative financial instruments designated as fair value hedges.

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

We record the portion of the gain or loss in the fair value of our cash flow hedges that is determined to be an effective hedge as a component of other comprehensive loss, and we recognize this amount in our earnings as revenue in the same period or periods in which the hedged transaction affects earnings. We recognize in other income (expense), net on our statement of operations any remaining, ineffective portion of the gain or loss on a hedging instrument during the period of the change. The amount in accumulated other comprehensive loss at June 30, 2006 will generally be recognized in earnings within the next twelve months. During fiscal 2006, fiscal 2005, and fiscal 2004, we did not identify any material ineffectiveness in our cash flow hedges, and we did not exclude any gains or losses related to our cash flow hedges from our assessments of hedge effectiveness

Other Derivative Financial Instruments. We also use derivative financial instruments to hedge the foreign currency market exposures underlying certain of our assets and liabilities that are denominated in foreign currencies. These derivative financial instruments are not designated as fair value or cash flow hedges. As a result, we recognize in other income (expense), net on our statement of operations any change in the fair value of these instruments, and we also recognize in other income (expense), net any changes in the value of the hedged assets or liabilities resulting from fluctuations in foreign currency exchange rates.

Accumulated Derivative Gains or Losses. The following table summarizes activity in other comprehensive loss related to derivative financial instruments held by us and classified as cash flow hedges (in thousands):

	Years ended
	June 30, 2006	June 24, 2005
Opening balance	$1,719	$(145)
Reclassified into earnings from other comprehensive loss, net	1,047	54
Changes in fair value of derivatives, net	(2,614)	1,810

Unrealized gain (loss) on derivative instruments included in other comprehensive loss	$152	$1,719

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2006		June 24, 2005
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Cash and cash equivalents	$54,673	$54,673	$64,247	$64,247
Marketable investments	48,701	48,701	40,209	40,209
Debt instruments	103,521	103,521	263,812	175,536
Currency forward contracts	132	132	1,885	1,885
Currency options	—	—	138	138

We estimated these fair values using quoted market prices. These estimated fair values may not be representative of the actual values of the financial instruments that could have been realized as of our fiscal year end or that will be realized in the future.

Note 8. Discontinued Operations

On June 15, 2004, we received $58.4 million in gross proceeds for the sale of our Alias application software business (Alias) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $50.5 million on the transaction. As a result of this transaction, we have shown the operating results of Alias as a discontinued operation.

The financial results of Alias included in discontinued operations were as follows (in thousands):

	Years ended
	June 24, 2005	June 25, 2004
Revenue	$—	$66,425

Income from discontinued operations before income taxes	$—	$4,975
Income tax provision	—	1,000

Net income from discontinued operations	—	3,975

Gain (loss) on disposition of discontinued operations before income taxes	(276)	52,010
Income tax provision	—	1,509

Net gain (loss) on disposition of discontinued operations	(276)	50,501

Net income (loss) from discontinued operations	$(276)	$54,476

Total assets sold to and liabilities assumed by Accel-KKR on June 15, 2004 were as follows (in thousands):

Cash and cash equivalents	$9,468
Accounts receivable, net	12,133
Other current assets	2,198
Property and equipment, net	3,711
Other assets	658

Total assets	$28,168

Short-term deferred revenue	$15,035
Other liabilities	8,544

Total liabilities	$23,579

Note 9. Sale of Interest in SGI Japan

On March 30, 2005, we completed the sale of a portion of our equity investment in SGI Japan, Ltd. (“SGI Japan”) to Canon Sales Co., Inc., NIWS Co., Ltd., and SOFTBANK Media & Marketing Corp. We received net cash proceeds of $29 million and recorded a net gain of $21 million, included as a component of interest and other income (expense), net, in the fourth quarter of fiscal 2005. No tax liability was incurred as a result of this transaction. For further information regarding our related party relationship with SGI Japan, see Note 20.

Note10. Concentration of Credit and Other Risks

Credit Risk. Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash equivalents, investments, currency forward and option contracts, and trade receivables. We place our investments and transact our currency forward and option contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any single counterparty. The credit risk on receivables due from counter-parties related to currency forward contracts was immaterial at June 30, 2006 and June 24, 2005. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

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

International Operations. We derive just over 40% of our revenue from sales outside the United States. Therefore, our results could be affected by events such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. However, the risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

Government Sales. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on us.

Export Compliance. Our sales to foreign customers are subject to export regulations. Sales of many of our products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales could be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

Note 11. Consolidated Financial Statement Details

Inventories

Inventories at June 30, 2006 and June 24, 2005 were as follows (in thousands):

	2006	2005
Components and subassemblies	$22,308	$25,526
Work-in-process	17,187	23,076
Finished goods	3,783	13,093
Demonstration systems	6,719	13,967

Total inventories	$49,997	$75,662

Other Current Assets

Other current assets at June 30, 2006 and June 24, 2005 were as follows (in thousands):

	2006	2005
Deferred cost of goods sold	$29,081	$15,241
Value-added tax receivable	7,569	14,381
Other	18,073	8,143

Total other current assets	$54,723	$37,765

Property and Equipment

Property and equipment at June 30, 2006 and June 24, 2005 were as follows (in thousands):

	2006	2005
Land and buildings	$42,266	$42,214
Machinery and equipment (including capitalized software)	242,410	267,595
Furniture and fixtures	20,609	26,435
Leasehold improvements	34,370	40,696

	339,655	376,940
Accumulated depreciation and amortization	(311,781)	(320,683)

Net property and equipment	$27,873	$56,257

Other Non-Current Assets, net

Other non-current assets at June 30, 2006 and June 24, 2005 were as follows (in thousands):

	2006	2005
Spare parts, net of accumulated depreciation of $53,586 in 2006 and $57,570 in 2005	$19,876	$25,913
Equity Investment, principally SGI Japan, a related party	18,604	16,213
Software licenses and other, net of accumulated amortization of $2,834 in 2006 and $2,134 in 2005	32,222	23,977

Total other non-current assets, net	$70,702	$66,103

Goodwill

We review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 18. Our goodwill resulted from the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991.

At the end of the third quarter of fiscal 2006, based on a combination of factors, particularly: (1) the shortfall in our operating results through the third quarter of fiscal 2006; (2) the delisting of our common stock from the NYSE effective January 13, 2006; (3) our then current market capitalization; (4) delays in key technology refreshes of our micro processor family; (5) projected operating results; and (6) the increasing likelihood of filing for bankruptcy under Chapter 11, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired.

Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that the goodwill in our Products reporting unit was impaired. The lower discounted cash flows attributable to our Products reporting unit in fiscal 2006 were primarily due to a decrease in revenue as well as reduced expectations for our products. In measuring the amount of goodwill impairment, we did not make a hypothetical allocation of the estimated fair value of this reporting unit to the assets (other than goodwill) within the reporting unit (as required by SFAS 142). We did not make such a hypothetical allocation for the following reasons: (1) the estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows was negative; and (2) any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Products reporting unit ($8 million) was impaired and expensed as a non-cash charge to continuing operations during the third quarter of 2006.

Note 12. Guarantees

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at June 30, 2006 was $49 million for which we had $48 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At June 30, 2006, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product Warranty

The product warranty activity during fiscal 2006 and fiscal 2005 was as follows (in thousands):

	2006	2005
Product warranty beginning balance	$6,442	$5,203
New warranties issued	7,359	10,469
Warranties paid	(8,049)	(9,503)
Changes in warranty rate estimates	(271)	273

Product warranty ending balance	$5,481	$6,442

Note 13. Debt and Other Financing Arrangements

Debt at June 30, 2006 and June 24, 2005 was as follows (in thousands):

	2006	2005
Debtor-in-Possession Financing due November 10, 2006	$100,000	$—
6.50% Senior Secured Convertible Notes due June 1, 2009, including unamortized premium of $0 at June 30, 2006 and $18,970 at June 24, 2005	—	207,548
6.125% Convertible Subordinated Debentures due February 1, 2011, net of unamortized discount of $0 at June 30, 2006 and $6,442 at June 24, 2005	—	50,334
11.75% Senior Secured Notes due June 1, 2009	—	2,386
Other	3,521	3,544

	103,521	263,812
Less amounts due within one year	(103,124)	(1,820)

Amounts due after one year	$397	$261,992

DIP Financing

On May 8, 2006, the Borrowers entered into the Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provides a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets. The interest rate under the Interim DIP Agreement is the per annum rate equal to the greater of (i) the rate of interest published in the Wall Street Journal from time to time as the “Prime Rate” plus seven percentage points or (ii) 250 basis points higher than the rate at which cash interest is then payable under the Company’s pre-petition credit agreement, provided that upon an event of default, the then current interest rate under the Interim DIP Agreement is increased by two percentage points. We borrowed $23 million against this facility in May 2006 and borrowed an additional $5 million in June 2006. In the latter part of June 2006, this $70 million interim facility was replaced by the $130 million DIP Agreement noted below.

In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders, providing up to $130 million of debtor-in-possession financing. This DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, super priority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein. During June 2006, we borrowed $100 million against this facility.

Notes and Debentures

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

The debt exchange was accounted for as an extinguishment of the tendered debt and resulted in a non-cash loss of approximately $31 million recorded in the second quarter of fiscal 2004, primarily representing the difference between the fair value of the new debt instruments and the net carrying value of the extinguished debt. The difference is treated as a premium on the new Senior Secured Convertible Notes and is being amortized as an offset to interest expense over the term of the notes. None of our Senior Secured Convertible Notes were converted during fiscal 2006. The unamortized premium on our Senior Secured Convertible Notes was reduced by $4 million during fiscal 2006 due to regular amortization and, as a result of filing for bankruptcy under Chapter 11, the remaining unamortized premium was written off to reorganization items.

During fiscal 2004, $35 million principal amount of our Senior Secured Convertible Notes were converted, resulting in the issuance of 28,220,000 shares of common stock, including 19,190,400 shares related to our induced conversion transaction described in Note 3. The unamortized premium on our Senior Secured Convertible Notes was also reduced by $7 million, of which approximately $2 million was due to regular amortization and $5 million resulted from debt conversions. During fiscal 2005, $0.5 million principal amount was converted, resulting in the issuance of 402,400 shares of common stock. During fiscal 2005, the unamortized premium was reduced by $4 million due to regular amortization and the effects of the conversions.

The remaining 2004 Senior Notes which were not tendered for exchange as noted above, with an aggregate principal amount of $4 million, were paid in full on September 1, 2004. Also during fiscal 2005, we repaid in full the remaining $14 million principal balance of our yen-denominated loan.

In connection with the fiscal 1996 acquisition of Cray Research, Inc. (“Cray Research”), we assumed the 6.125% Convertible Subordinated Debentures due in 2011. These debentures are convertible into shares of our common stock at a conversion price of $39.17 per share at any time prior to maturity and may be redeemed at our option at a price of 100% of the principal amount. Prior to our acquisition of Cray Research, Cray Research repurchased a portion of the debentures with a face value of $33 million. The repurchase satisfied the first nine required annual sinking fund payments of $6 million originally scheduled for fiscal years 1997 through 2002. In fiscal 2000 and fiscal 1999, we repurchased additional portions of the debentures with a face value of $11 million and $15 million, respectively. These repurchases satisfied the next four required annual sinking fund payments of $6 million originally scheduled for fiscal 2003 through fiscal 2006. Remaining annual sinking fund payments of $5 million in fiscal 2007 and $6 million each in fiscal 2008 to

2010 are scheduled, with a final maturity payment of $35 million in 2011. During the fourth quarter of fiscal 2005, we received a notice of default from a purported holder of more than 25% of these debentures. For further information regarding this allegation, see Note 22 to our consolidated financial statements.

Asset-backed Credit Facility

On October 24, 2005, we entered into a two-year asset-backed credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The facility provided for credit of up to $100 million, consisting of a $50 million revolving line of credit and a $50 million term loan. The borrowing base under this credit facility was determined weekly based on the value of working capital items, real estate and intellectual property. The revolving line of credit bears interest payable monthly at the prime rate plus 0.75% for cash advances up to $30 million. We were using this revolving line to secure letters of credit, principally the rent deposits required under our leases for the Amphitheatre and Crittenden Technology Center campuses in Mountain View, California. We deposited additional cash collateral when the eligible accounts receivable and other collateral, which fluctuate within the quarter, were below the level needed to secure our letters of credit. The term loan and cash advances greater than $30 million bear interest payable monthly at the prime rate plus 4.5% or 10.0%, whichever was greater. Letters of credit bear interest payable monthly up to a maximum rate of 3.0%. The facility did not require the permanent deposit of cash collateral. The facility was secured by substantially all of the assets of SGI and its domestic subsidiaries (the “Borrowers”) and included covenants for, among other things, minimum levels of EBITDA, minimum levels of cash and cash equivalents, and limits on capital expenditures. Subject to certain specified exceptions, the credit facility also limited the ability of the Borrowers to incur additional indebtedness, create liens on their assets, enter into certain transactions (including mergers, consolidations and reorganizations), dispose of certain assets, pay dividends or other distributions on capital stock, repurchase capital stock or prepay or repurchase debt obligations. The credit facility was subject to acceleration upon various events of default, including nonpayment of principal, interest, fees or other amounts when due, violation of covenants, commencement of insolvency proceedings against any Borrower or any of its U.S. subsidiaries or material foreign subsidiaries, the entry of certain judgments against any Borrower or any of its subsidiaries, cross default to indebtedness of any Borrower or any of its subsidiaries, and invalidity of loan documents or security interests. During the second quarter of fiscal 2006, we borrowed an initial $35 million against the term loan and on February 3, 2006, borrowed the remaining $15 million. We were in violation of the EBITDA covenant under this facility as of March 31, 2006 and we received a Default and Forbearance Letter from the lenders resulting from this violation. We accepted the terms of the Default and Forbearance Letter and applied $20 million of cash collateral against the outstanding term loan and reduced our obligation to $30 million. This facility was paid in full on June 28, 2006 with funds from our $130 million DIP Financing.

The filing of the Debtors’ Chapter 11 Cases described in Note 1 constituted an event of default under the Company’s 6.50% Senior Secured Convertible Notes due June 1, 2009 and the Company’s 11.75% Senior Secured Notes due June 1, 2009 and the Company’s pre-petition credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The Debtors believe that any remedies that may exist related to this event of default under such indentures and agreements are stayed under the Bankruptcy Code.

Other debt at June 30, 2006 includes $3 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These debt amounts represent future revenue streams for customer support contracts on those leased products that we are required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams will be amortized into revenue over the life of the contracts and will have no future cash-flow impact. Other debt at June 30, 2006 also included a $1 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

On August, 30 2006, SGI entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of the Company’s plan to emerge from bankruptcy in fiscal 2007. The exit financing facility consists of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corp. that will be used to pay off the existing $130 million DIP Financing, make distributions pursuant to the Plan, and provide working capital for the Company’s ongoing operations. The exit financing facility is expected to mature in five years after the final credit agreement is executed. The estimated annual payments, including estimated interest, over the next five years is as follows (in millions): fiscal 2007 — $11; fiscal 2008 — $12; fiscal 2009 — $24; fiscal 2010 — $27; fiscal 2011 — $24 and $40 thereafter.

Principal maturities of long-term debt as of June 30, 2006 were as follows (in millions): fiscal 2007 — $101.

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

Future minimum annual lease payments under non-cancelable operating leases and contractual receipts from non-cancelable subleases, substantially all of which relate to facilities in restructuring, are as follows at June 30, 2006 (in thousands):

	Non-cancelable Operating Leases
	Facilities and Equipment Not in Restructuring	Facilities in Restructuring	Total	Non-cancelable Subleases	Net Payments
Fiscal 2007	$9,697	$818	$10,515	$(294)	$10,221
Fiscal 2008	6,183	682	6,865	(190)	6,675
Fiscal 2009	4,792	509	5,301	(117)	5,184
Fiscal 2010	3,045	218	3,263	—	3,263
Fiscal 2011	1,074	73	1,147	—	1,147
Thereafter	52	—	52	—	52

	$24,843	$2,300	$27,143	$(601)	$26,542

Aggregate operating lease rent expense in fiscal 2006, fiscal 2005, and fiscal 2004, was $14 million, $20 million, and $28 million, respectively. Included in fiscal 2004 rent expense was an offset of $3 million, which relates to recognition of a portion of our deferred gain on a sale leaseback transaction completed in December 2000 involving our ATC and CTC campuses in Mountain View, California. Amortization of this deferred gain during fiscal 2006 was not significant. During fiscal 2004, we entered into an agreement to sublease our ATC campus and relocated our corporate headquarters to the CTC campus, which entailed leasing additional space at this facility. Therefore, during fiscal 2004, we reclassified $30 million of the liability associated with the deferred gain from other liabilities to accrued restructuring. For additional information regarding this sublease agreement, see Note 5. As of June 30, 2006, we have a remaining deferred gain of $3 million on the sale leaseback transaction, which we will continue to amortize as an offset to rent expense. Pursuant to the May 26, 2006 settlement with our landlord to restructure our lease obligations at ATC) and CTC, we plan to vacate our remaining building at CTC by December 31, 2006. We will write off the remaining deferred gain at that time as a credit to restructuring expense.

Our lease of our corporate headquarters at the CTC campus requires us to deposit a letter of credit in an aggregate amount equal to $5 million with the landlord of this facility. This letter of credit is supported by our $130 million DIP Financing arrangement. If our obligations under our credit facility or long-term debt arrangements are accelerated due to an event of default, our landlords under these leases may have the right to exercise various remedies under the related leases, including without limitation, eviction, lease termination, assertion of claims for accelerated rents, and draws against outstanding letters of credit (which may include recovery of free rent for prior periods).

On September 7, 2006 we entered into a Lease Agreement with Christensen Holdings, L.P. for a replacement headquarters facility in Sunnyvale, California. The lease is for approximately 128,154 square feet with an initial five year lease term at $0.977 per square foot in the first year, increasing to $1.137 per square foot by the fifth year. We expect to occupy the new facility by the end of calendar 2006. Obligations under this new arrangement are not included in the tables above.

Note 15. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax of $0, were as follows (in thousands):

	June 30, 2006	June 24, 2005
Unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	$152	$1,719
Foreign currency translation adjustments	(20,149)	(19,167)

Accumulated other comprehensive loss	$(19,997)	$(17,448)

As a result of reductions in our investments in foreign entities, we transferred $2 million of net accumulated foreign currency translation gains to income during fiscal 2005. We did not have any similar transactions during fiscal 2006.

Note 16. Income Taxes

The components of loss from continuing operations before income taxes were as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
United States	$(137,912)	$(109,009)	$(111,310)
International	(11,928)	25,263	1,537

	$(149,840)	$(83,746)	$(109,773)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Federal:
Current	$388	$(4,113)	$(3,963)
Deferred	—	—	—
State:
Current	(758)	246	(2,571)
Deferred	—	—	—
Foreign:
Current	(3,016)	(4,059)	(2,868)
Deferred	(260)	(88)	(125)

	$(3,646)	$(8,014)	$(9,527)

The benefit for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our loss from continuing operations before income taxes as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Tax at U.S. federal statutory rate	$(52,444)	$(29,311)	$(38,420)
State taxes, net of federal tax benefit	(493)	160	(1,670)
Net operating loss with no tax benefit	55,772	27,598	38,100
Net foreign tax benefit with no U.S. tax cost	(3,276)	(4,147)	(1,734)
Earnings subject to foreign taxes at lower rates	—	(4,057)	(6,092)
Goodwill impairment	(2,935)	—	—
Other	(270)	1,743	289

Benefit for income taxes	$(3,646)	$(8,014)	$(9,527)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 30, 2006 and June 24, 2005 (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$586,240	$507,877
General business credit carryforwards	59,716	61,589
Capitalized research expenses	80,909	76,628
Inventory valuation	20,507	23,981
Reserves not currently deductible	20,418	41,407
Other	109,117	103,095

Subtotal	876,907	814,577
Valuation allowance	(791,426)	(730,616)

Total deferred tax assets	85,481	83,961

Deferred tax liabilities:
U.S. residual taxes on unremitted foreign earnings	83,822	82,300
Other	3,665	3,927

Total deferred tax liabilities	87,487	86,227

Total	$(2,006)	$(2,266)

At June 30, 2006, we had gross deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $877 million. The gross deferred tax assets were offset by a valuation allowance of $791 million and deferred tax liabilities of $87 million. The valuation allowance of $791 million included $35 million attributable to tax benefits of stock option deductions, which, if recognized, would be allocated directly to paid-in capital. The total valuation allowance increased $61 million in fiscal 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income operating activities. As of June 30, 2006, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal, state, and foreign operations are realizable. Deferred income taxes have been provided on the undistributed earnings of foreign subsidiaries.

At June 30, 2006, we had United States federal, state, and foreign jurisdictional net operating loss carryforwards of $1.4 billion, $386 million, and $171 million, respectively. The federal losses will begin expiring in fiscal 2010, the state losses will begin expiring in fiscal 2007, and the foreign losses will begin to expire in fiscal 2007. At June 30, 2006, we also had general business credit carryovers of $38 million for United States federal tax purposes, which will begin to expire in fiscal 2007, and alternative minimum tax credits of $5 million, which do not have fixed expirations dates. We had state research and development credits of $29 million, which do not have expiration dates, and state manufacturing investment tax credits of $4 million which will begin to expire in fiscal 2007.

Most of these net operating loss carryforwards were incurred prior to SGI’s Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of net operating loss and credit carryforwards are limited if, during a testing period (usually three years), there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, SGI will exchange some of its debt for common stock. This exchange is expected to result in more than a 50% cumulative shift in the stock ownership of SGI. Accordingly, SGI’s ability to utilize its net operating losses will be significantly limited as provided under section 382 of the Internal Revenue Code.

Note 17. Research and Development Arrangements

Beginning in fiscal 2004, we entered into research and development arrangements with external government and commercial entities, varying in contract duration from 1 to 4 years. Currently, the value of these arrangements totals $9 million and covers periods through fiscal 2008. The objective of these arrangements is to fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. In fiscal 2006, we earned Product and Other revenue of approximately $2 million in compensation and incurred $2 million in cost of Product and Other revenue under such contracts. In fiscal 2005, we earned approximately $3 million in compensation and incurred $3 million in costs under such contracts.

Note 18. Segment Information

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

Products

Our Products segment is comprised of our Core Systems based on the Intel Itanium 2 microprocessor and Linux operating system as well as our storage solutions and our Legacy Systems based on the MIPS RISC microprocessor and IRIX operating system including the remarketed versions of these workstations, graphics systems, high-performance servers and storage solutions. Our Products are distributed through our direct sales force and through indirect channels, including resellers, distributors, and systems integrators.

Our Core Systems are comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI Altix family of high-performance servers and the SGI InfiniteStorage line of storage solutions. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Core Systems also include the Silicon Graphics Prism family of visualization systems. These visualization systems are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. The Prism family of visualization systems has recently been discontinued but will continue to ship through the second quarter of fiscal 2007.

Our Legacy Systems are comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. Our Legacy Systems include the SGI Origin family of high-performance servers. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Legacy Systems also include the Silicon

Graphics Tezro and Silicon Graphics Fuel workstations and the SGI Onyx family of graphics systems. These workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS/IRIX-based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Core Systems:
Computer systems products	$122,741	$205,685	$120,225
Data management products	49,933	64,279	80,034

Total Core Systems	172,674	269,964	200,258

Legacy Systems:
Computer systems products	73,843	160,152	292,381
Data management products	4,492	4,554	3,666

Total Legacy Systems	78,335	164,705	296,047

Total Products revenue	$251,009	$434,670	$496,306

Support services	$215,329	$237,434	$281,363
Professional services and solutions	52,467	57,861	64,333

Total Global Services revenue	$267,796	$295,295	$345,696

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

Operating results for our reportable segments were as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Revenue from external customers:
Products	$251,009	$434,670	$496,306
Global services	267,796	295,295	345,696

Total consolidated	$518,805	$729,965	$842,002

Operating income (loss):
Products	$(142,792)	$(86,282)	$(119,016)
Global services	37,370	13,896	101,668

Total reportable segments	(105,422)	(72,386)	(17,348)
Restructuring	(21,155)	(24,083)	(47,825)

Total consolidated	$(126,577)	$(96,467)	$(65,173)

Our revenue by geographic region, based on the location of the customer, was as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Americas	$306,156	$447,974	$547,530
Europe	130,831	176,641	211,200
Rest of world	81,818	105,350	83,272

Total	$518,805	$729,965	$842,002

Our long-lived assets, except long-term restricted investments, other long-term investments, and net long-term deferred tax assets, were located in geographic regions as follows (in thousands):

	June 30, 2006	June 24, 2005
Americas	$71,907	$98,323
Europe	6,634	14,756
Rest of world	5,946	5,969

Total	$84,487	$119,048

No single customer represented 10% or more of our total revenue in any period presented.

Note 19. Benefit Plans

401(k) Retirement Savings Plan. We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% Company match of an employee’s contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. Our matching contributions for fiscal 2006 were approximately $1 million, and were approximately $2 million in both fiscal 2005 and 2004.

Deferred Compensation Plan. We have a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with Company matching amounts and accumulated earnings, is accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $2 million as of June 30, 2006 and $2 million as of June 24, 2005. A participant may elect to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions are always 100% vested and our matching contributions vest as directed by the board of directors. There have been no matching contributions to date. The plan has been closed to both new participants and contributions. As a result of the bankruptcy, the Non-Qualified Deferred Compensation Plan is considered subject to compromise.

Note 20. Related Party Transactions

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

Revenue and standard cost of revenue associated with sales to SGI Japan, which represent substantially all of our sales to related parties, were as follows (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Product revenue	$28,836	$44,658	$25,990

Standard cost of product revenue	$17,613	$25,616	$14,194

During fiscal 2006 SGI Japan issued new shares of their common stock and as a result, our ownership percentage was diluted from 24% to 20%. In accordance with SEC Staff Accounting Bulletin No. (“SAB”) 51, Accounting for Sales of Stock by a Subsidiary, we increased the value of our equity investment in SGI Japan by approximately $4 million which was recorded as a component of stockholders’ deficit.

We did not make any purchases from related parties during fiscal 2006 and 2005. Total purchases from related parties were $0.2 million for fiscal 2004. Aggregate amounts receivable from these related parties were $0.2 million at June 30, 2006 and $1 million at June 24, 2005. Aggregate amounts payable to these related parties were immaterial at each of June 30, 2006 and June 24, 2005.

During fiscal 2001 and fiscal 2002 we extended loans to several executive officers. At June 24, 2005, loans receivable from executives were $25 thousand. In fiscal 2006, these loans were paid in full.

Note 21. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Cash paid during the year for:
Interest	$13,453	$16,830	$22,679
Income taxes, net of refunds	2,302	(9,267)	(3,014)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Years ended
	June 30, 2006	June 24, 2005	June 25, 2004
Exchange of 6.5% Senior Secured Convertible Notes and 11.75% Senior Secured Notes for 98% of our 5.25% Senior Convertible Notes	$—	$—	$226,742
Conversion of 6.50% Senior Secured Convertible Notes into common stock	—	503	32,185
Interest expense incurred with the induced conversion of a portion of our 6.50% Senior Secured Convertible Notes	—	—	3,090

Note 22. Contingencies

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

Our U.S. income tax returns for fiscal years 2003 to 2005 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. The current settlement proposals may result in a significant tax credit. We are currently being audited for state sales and use tax matters for the years 2000 through 2006 in Wisconsin, Minnesota and California. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant tax credit. Our tax reserves associated with these historic Canadian federal tax returns have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations, or cash flows.

As described in Note 1, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us.

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

On August 10, 2005, our German subsidiary, which is not a party to the Chapter 11 Cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($5.8 million based on the conversion rate as of June 30, 2006). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($11.3 million based on the conversion rate as of June 30, 2006), which exceeds our contractual limit of liability of €2 million ($2.5 million based on the conversion rate as of June 30, 2006). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($4.8 million based on the conversion rate as of June 30, 2006) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

The filing of the Debtors’ Chapter 11 Cases described in Note 1 constituted an event of default under the Company’s 6.50% Senior Secured Convertible Notes due June 1, 2009 and the Company’s 11.75% Senior Secured Notes due June 1, 2009 and the Company’s pre-petition credit facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC. The Debtors believe that any remedies that may exist related to this event of default under such indentures and agreements are stayed under the Bankruptcy Code. Upon the Effective Date of the Plan, all of the claims of the 2009 Notes will have been addressed in accordance with the terms of the Plan and all claims relating to defaults will be discharged.

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

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Company in respect of the Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claims. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ Plan, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against SGI. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the Plan. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. A hearing on this motion is scheduled for November 1, 2006.

The Company first learned of LGE’s claims in December 2000 when it received a letter stating LGE’s belief that the Company was infringing eight patents owned by LGE. During the past several years, the parties have exchanged correspondence and held numerous meetings in an effort to resolve the claims. Although LGE has made a demand for a monetary settlement to its claims, no formal action was filed prior to bankruptcy. LGE is currently in the process of litigating similar patent claims with several other system manufacturers and has indicated to the Company that it is reserving all rights concerning its claims pending the resolution of that litigation. Until the LGE Motion, SGI had not received any further correspondence from LGE since an April 5, 2004 letter indicating that the lawsuits against the other companies were still pending and that LGE would continue licensing discussions at any time.

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

Note 23. Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts; numbers may not add due to rounding)

	Fiscal 2006
	June 30	March 31	December 30 (1)	September 30 (1)
Total revenue	$115,708	$105,562	$136,796	$160,739

Costs and expenses:
Cost of revenue	70,532	68,227	80,952	100,722
Research and development	18,220	20,838	21,254	23,365
Selling, general and administrative	42,903	51,336	57,627	59,865
Impairment of goodwill	—	8,386	—	—
Other operating expense (2)	(7,694)	11,550	10,114	7,185

Operating income (loss)	(8,253)	(54,775)	(33,151)	(30,398)
Interest and other income (expense) , net	(3,615)	(4,292)	(2,226)	(5,304)
Reorganization items (3)	(7,826)	—	—	—

Loss from continuing operations before income taxes	$(19,694)	$(59,067)	$(35,377)	$(35,702)

Net loss from continuing operations	$(20,376)	$(53,955)	$(35,664)	$(36,199)
Net loss from discontinued operations, net of tax	—	—	—	—

Net loss	$(20,376)	$(53,955)	$(35,664)	$(36,199)

Net loss per common share – basic and diluted:
Continuing operations	$(0.08)	$(0.20)	$(0.13)	$(0.14)
Discontinued operations	—	—	—	—

Net income (loss) per common share – basic	$(0.08)	$(0.20)	$(0.13)	$(0.14)

Shares used in the calculation of net income (loss) per common share:
Basic	271,563	270,452	268,383	267,036

Diluted	271,563	270,452	268,383	267,036

	Fiscal 2005
	June 24 (4)	March 25	December 24	September 24
Total revenue	$172,216	$159,240	$223,102	$175,407

Costs and expenses:
Cost of revenue	108,958	104,283	139,358	112,477
Research and development	20,234	24,342	24,823	23,306
Selling, general and administrative	57,956	61,025	62,870	62,717
Other operating expense (2)	1,424	14,294	5,199	3,166

Operating loss	(16,356)	(44,704)	(9,148)	(26,259)
Interest and other income (expense) , net	23,208	(1,361)	(3,724)	(5,402)

Income (loss) from continuing operations before income taxes	$6,852	$(46,065)	$(12,872)	$(31,661)

Net income (loss) from continuing operations	$7,847	$(44,501)	$(11,149)	$(27,929)
Net loss from discontinued operations, net of tax	—	—	—	(276)

Net income (loss)	$7,847	$(44,501)	$(11,149)	$(28,205)

Net income (loss) per common share – basic:
Continuing operations	$0.03	$(0.17)	$(0.04)	$(0.11)
Discontinued operations	—	—	—	(0.00)

Net income (loss) per common share – basic	$0.03	$(0.17)	$(0.04)	$(0.11)

Net income (loss) per common share – diluted:
Continuing operations	$0.02	$(0.17)	$(0.04)	$(0.11)
Discontinued operations	—	—	—	(0.00)

Net income (loss) per common share – diluted	$0.02	$(0.17)	$(0.04)	$(0.11)

Shares used in the calculation of net income (loss) per common share:
Basic	265,149	264,043	262,487	262,039

Diluted	417,845	264,043	262,487	262,039

(1)	In conjunction with the preparation of our year-end financial statements and the completion of our audit for fiscal 2006, we concluded that certain of our sales transactions where software was more than incidental to the overall solution should more appropriately have been recorded under SOP 97-2, “Software Revenue Recognition.” In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. This change resulted in adjustments to revenue, cost of revenue, and operating loss for the first and second quarters of fiscal 2006, as compared to the results previously reported. We believe the adjustments to the results previously reported are immaterial. The impacts of these adjustments on our reported results of operations for the first and second quarters were as follows ( (decrease) to income; in thousands, except per share amounts):

	Quarters Ended
	Dec 30, 2005	Sept 30, 2005
Total revenue (decrease)	$(7,597)	$(8,938)

Operating loss (increase)	$(4,231)	$(4,128)

Net loss from continuing operations (increase)	$(4,231)	$(4,128)

Net loss per common share (increase)	$(0.02)	$(0.02)

(2)	Other operating expense is composed of restructuring and asset impairment charges.
(3)	Reorganization items represent expenses for professional fees and adjustments to debt carrying values for amounts in excess of allowed claims as a result of the reorganization of our business under Chapter 11.
(4)	In the fourth quarter of fiscal 2005, we recorded adjustments for a number of individually immaterial items that related to events or transactions in earlier quarters. The impacts of these adjustments on our reported results of operations for the fourth quarters were as follows (increase (decrease) to income; in thousands, except per share amounts):

Quarter Ended June 24, 2005
Total revenue	$(2,625)

Operating loss	$2,728

Net income/loss from continuing operations	$3,275

Net income/loss per common share – diluted	$0.01

24. Subsequent Event (Unaudited)

In August 2006, we completed the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. We received net cash proceeds of approximately $17 million and will record a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest will be reduced to approximately 10%. See Note 20 further information on our related party relationship with SGI Japan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 18, 2006, each officer of the Company who is a party to an Employment Continuation Agreement with the Company entered into an agreement with the Company acknowledging that no change of control will occur in connection with the Company’s emergence from Bankruptcy.

Pursuant to a lease agreement dated as of September 7, 2006 between the Company, as tenant, and Christensen Holdings, L.P., as landlord, we leased approximately 128,154 rentable square feet of space located at 1140-1154 East Arques Avenue in Sunnyvale, California to be used as the Company’s new headquarters. The lease was approved by the Bankruptcy Court on September 19, 2006 and became effective on September 29, 2006. The lease term is approximately sixty (60) months and provides for one 5-year extension at our option. The lease provides for the payment by the Company of “Base Rent” and “Additional Rent” and further provides that all utility and other building services furnished to the Company be paid directly by the Company.

Pursuant to the lease, “Base Rent” is payable monthly at a rate commencing at $125,206 per month during the first year and escalating to $145,711 per month during the fifth year of the lease. “Additional Rent” is also payable on a monthly basis (based upon an estimated annual aggregate amount determined by the landlord and subject to an annual adjustment upon determination of actual costs) and includes the Company’s proportionate share of certain costs and expenses attributable to the leased premises including taxes and assessments, insurance costs, outside area expenses, maintenance and repair costs, and management costs. We have deposited the sum of $920,400 as a security deposit with the landlord which amount may be reduced to $460,200 on the third anniversary of the commencement date of the lease provided that certain conditions are satisfied as set forth in the lease.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	FINANCIAL STATEMENTS: See “Index to Consolidated Financial Statements” under Item 8 on page 48 of this Annual Report

2.	FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc. Schedules not listed have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		(Write-offs)/ Recoveries	Balance at End of Period
Year ended June 25, 2004:
Accounts receivable allowance	$8,421	$212	$(2,332	)(2)	$(1,726)	$4,575
Deferred tax asset allowance	$724,610	$17,053	$1,861	(1)	$—	$743,524
Year ended June 24, 2005:
Accounts receivable allowance	$4,575	$280	$(1,120	)(2)	$(1,508)	$2,227
Deferred tax asset allowance	$743,524	$21,673	$8,504	(1)	$(43,085)	$730,616
Year ended June 30, 2006:
Accounts receivable allowance	$2,227	$877	$(132)		$145	$3,117
Deferred tax asset allowance	$730,616	$59,795	$1,015	(1)	$—	$791,426

(1)	Reserve of paid-in capital benefits related to stock option activity.
(2)	In addition to the items noted in (1), includes approximately $1 million of accounts receivable allowance for discontinued operations and approximately $1 million of MCSI reserve reclassification to long term accounts receivable.

3.	EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified, dated September 15, 2006 (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on September 19, 2006).

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on September 19, 2006).

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 of Registrant’s Form 10-K for the year ended June 25, 2004).

3.1.2	Amendment to the Restated Certificate of Incorporation of the Company, dated December 16, 2003 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on December 17, 2003).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on December 17, 2003).

4.1	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.5 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.2	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4.6 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.3	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.4	Form of 6.50% Senior Secured Convertible Note (incorporated by reference to Exhibit 4.5 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.5	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.6	Form of 11.75% Senior Secured Note (incorporated by reference to Exhibit 4.7 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.7	Intercreditor Agreement dated December 24, 2003 among SGI, Wells Fargo Foothill, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.8	Security Agreement dated December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.9	Intellectual Property Security Agreement dated December 24, 2003 between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8 K filed on April 25, 2006).

4.10	First Supplemental Indenture, dated September 18, 2006, between SGI and U.S. Bank National Association, as Trustee.

4.11	Second Supplemental Indenture, dated September 18, 2006, between SGI and U.S. Bank National Association, as Trustee.

10.1	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant’s Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986).

10.2	Software License Agreement dated January 24, 1986, between the Company and AT&T Information Systems Inc. (incorporated by reference to exhibits of Registrant’s Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987).

10.3	Form of Indemnification Agreement entered into between the Company and its executive officers and certain other agents. (Revised) (incorporated by reference to exhibits of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1992).

10.4*	Form of Employment Continuation Agreement entered into between the Company and its executive officers, as amended and restated as of April 25, 2001 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2005).

10.5*	Form of Agreement dated September 15, 2006, requiring acknowledgment by executive officers that no change of control will occur in connection with emergence from Bankruptcy.

10.6*	1985 Stock Incentive Program, as amended and restated (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended December 24, 2004).

10.7*	Forms of stock option agreement to the 1985 Stock Incentive Program (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the period ended June 24, 2005).

10.8*	Amended and Restated 1993 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended December 30, 2005).

10.9*	Forms of stock option agreement to Amended and Restated 1993 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.10*	Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended December 30, 2005).

10.11*	Forms of stock option agreement to Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.12*	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended December 30, 2005).

10.13*	Non-Qualified Deferred Compensation Plan dated as of September 9, 1994 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1994).

10.14*	Addendum to the Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.15*	Executive Incentive Plan Description and Summary Forms of Notice (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 8, 2005).

10.16*	Sales Executive Compensation Plan Description and Summary Form of Notice (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on November 8, 2005).

10.17*	Letter Agreement between Warren Pratt and the Company, as amended as of November 2001 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.18*	Amended and Restated Promissory Note in the principal amount of $250,000 as of April 2001 (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.19*	Pledge Agreement between Warren Pratt and the Company dated September 27, 2000 (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.20*	Amended and Restated Promissory Note in the principal amount of $500,000 as of April 2001 (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended June 28, 2002).

10.21	Purchase Agreement between Silicon Graphics Inc. and certain institutional investors dated as of February 16, 2004 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K as filed on February 20, 2004).

10.22	Purchase Agreement dated as of April 14, 2004 among Alias Systems (US) Holding Company, Alias Systems Corp., Alias Holding IP Limited Partnership, Alias Worldwide IP Limited Partnership, Alias US IP Limited Partnership, Accel-KKR Company, LLC, Silicon Graphics, Inc., Silicon Graphics Limited and Silicon Graphics World Trade BV (incorporated by reference to Exhibit 5.1 of Registrant’s Form 8-K filed on April 15, 2004).

10.23	Restructuring Agreement dated May 7, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 9, 2006).

10.24	Post-Petition Loan and Security Agreement dated June 28, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 29, 2006).

10.25	Global Settlement Agreement dated June 23, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 27, 2006).

10.26*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q for the quarter ended December 30, 2005).

10.27*	Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated January 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 2, 2006).

10.28*	Amended Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on April 20, 2006).

10.29*	Amended Restricted Stock Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006 (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on April 20, 2006).

10.30*	Termination Agreement between Silicon Graphics, Inc. and Robert R. Bishop dated April 14, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on April 20, 2006).

10.31*	Severance Letter from Silicon Graphics, Inc. to Robert R. Bishop dated April 14, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on April 20, 2006).

10.32*	Vice President Severance Benefits Plan, effective August 11, 2003 (incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.33	Amended and Restated Commercial Lease dated as of July 9, 2003 between WXIII/Crittenden Realty A/B, L.L.C. and Silicon Graphics, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed on July 7, 2005).

10.34	Lease Modification and Termination Agreement dated June 15, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on June 29, 2006).

10.35*	Letter Agreement between Warren Pratt and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 16, 2005).

10.36	Lease Agreement dated as of September 7, 2006, between Christensen Holdings, L.P. and Silicon Graphics, Inc. relating to the property at 1140 - 1154 East Arques Avenue, Sunnyvale, California.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis McKenna and Kathy Lanterman.

*	This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.

	By:	/s/ Dennis P. McKenna
Dated: October 16, 2006		Dennis P. McKenna Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS P. MCKENNA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2006
Dennis P. McKenna

/s/ KATHY A. LANTERMAN	Chief Financial Officer and Corporate Controller (Principal Financial Officer)	October 16, 2006
Kathy A. Lanterman

/s/ ROBERT R. BISHOP	Vice Chairman and Director	October 16, 2006
Robert R. Bishop

/s/ LEWIS S. EDELHEIT	Director	October 16, 2006
Lewis S. Edelheit

/s/ JAMES A. McDIVITT	Director	October 16, 2006
James A. McDivitt

/s/ ANTHONY R. MULLER	Director	October 16, 2006
Anthony R. Muller

/s/ ROBERT M. WHITE	Director	October 16, 2006
Robert M. White