Form 10-K/A
period 2006-06-30
SILICON GRAPHICS INC
filed 2006-10-30
CIK 802301

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

As of October 18, 2006, the registrant had 11,125,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

Silicon Graphics, Inc. (the “Company” or “we”) hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Each of the below referenced Items in Part III are amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment. Any Items in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

As previously disclosed, on May 8, 2006, the Company and certain of its subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11, United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977 (BRL) through 06-10990 (BRL)) (the “Reorganization”). On September 19, 2006, the Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified (the “Plan”) was confirmed by the Court and on October 17, 2006 (the “Effective Date”), the Plan became effective under the Bankruptcy Code.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

During the fiscal year ended June 30, 2006 (“fiscal 2006”) and prior to the Effective Date, the members of our Board of Directors were Dennis McKenna, Robert R. Bishop, Dr. Lewis S. Edelheit, James A. McDivitt, Arthur Money, Anthony R. Muller and Dr. Robert M. White. Mr. Money resigned from the Board in June 2006. As of the Effective Date, Dr. Edelheit, Dr. White, Mr. Muller and Mr. Bishop ceased being directors of the Company and the following persons became members of the Board of Directors pursuant to and by operation of the Plan: Eugene I. Davis, Anthony Grillo, Kevin D. Katari, and Chun Won Yi. Mr. McKenna and Mr. McDivitt remain as directors of the Company.

Effective as of the Effective Date, the Company’s six directors are divided into three classes serving staggered terms. The current Class I directors’ terms expire at the 2007 Annual Meeting, the current Class II directors’ terms expire at the 2008 Annual Meeting, and the current Class III directors’ terms expire at the 2009 Annual Meeting. On October 18, 2006, the Board of Directors elected Kevin D. Katari as Chairman of the Board.

The directors and executive officers of the Company and their ages as of October 18, 2006 were as follows:

Name	Class	Age	Position	Since
Kevin D. Katari	II	37	Chairman of the Board and Director	2006
Eugene I. Davis	III	51	Director	2006
Anthony Grillo	II	51	Director	2006
James A. McDivitt	I	77	Director	1987
Dennis McKenna	I	57	President, Chief Executive Officer and Director	2006
Chun Won Yi	III	29	Director	2006
Kathy Lanterman	—	46	Senior Vice President, Chief Financial Officer and Corporate Controller	2006
Terry Oberdank	—	60	Vice President, Technology Solutions	2004
David Parry	—	43	Senior Vice President and Products General Manager	2006
Barry Weinert	—	52	Vice President, General Counsel and Corporate Secretary	2006

There are no family relationships among our directors or executive officers. Executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion.

Eugene I. Davis became a director of the Company on October 17, 2006. He is Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately-held consulting firm specializing in crisis and turn-around management, liquidation and sales management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests, and strategic planning advisory services for public and private business entities. Mr. Davis is also a director of Knology, Inc., Haights Cross Communications, Inc., PRG-Schultz International, Inc., Atlas Air Worldwide and Medicor Ltd.

Anthony Grillo became a director of the Company on October 17, 2006. He has been serving since 2005 as the Chief Executive Officer of American Securities Advisors, LLC and American Securities Distressed Partners, LLC, both of which he founded and which focus on providing advisory services to and making investments in companies in transition. From January 2005 through September 2005, Mr. Grillo served as Chief Executive Officer of CricketHill Associates, LLC, a boutique advisory firm providing financial advisory services to distressed companies. From March 2001 through December 2004, Mr. Grillo served as the Senior Managing Director of Evercore Partners, an investment banking boutique providing advisory services to multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions. From 1999 through March 2001, Mr. Grillo was a Senior Managing Director of JLL Partners, a private equity investment firm. Mr. Grillo is also a director of Littelfuse, Inc.

Kevin D. Katari became a director of the Company on October 17, 2006 and was elected Chairman of the Board of Directors of the Company on October 18, 2006. He is a Managing Member of Watershed Asset Management, L.L.C., a manager of discretionary capital for institutional investors (“Watershed”). He is also a Managing Member of its affiliate, WS Partners, L.L.C. Mr. Katari joined Watershed in April 2002 and has served as a Managing Member of Watershed and WS Partners, L.L.C. since March 2004. From 1999 to 2002, Mr. Katari was a co-founder, Vice President and member of the Board of Directors of Bluefire Systems, Inc., a startup retail consulting and software firm. Mr. Katari is also a member of the Board of Directors of Carmike Cinemas, Inc.

James A. McDivitt has served as a director of the Company since 1987. Prior to his retirement in March 1995, he was Senior Vice President, Government Operations and International, of Rockwell International Corporation. Mr. McDivitt also serves as a director of Ionatron, Inc.

Dennis McKenna was appointed as the President and Chief Executive Officer of the Company in January 2006. On February 1, 2006, the Board of Directors appointed Mr. McKenna as a director and Chairman of the Board and Mr. McKenna served as Chairman until October 2006. Prior to joining the Company, Mr. McKenna served as the President and Chief Executive Officer of SCP Global Technologies, a private company that is a supplier of semiconductor capital equipment, from March to August 2005. From October 1997 to August 2004, Mr. McKenna served initially as President and Chief Executive Officer, and subsequently as President and Chief Executive Officer and Chairman, of ChipPAC, Inc., a public global semiconductor manufacturing and services company. He was an executive officer of the Company during the Reorganization.

Chun Won Yi became a director of the Company on October 17, 2006. He has been serving since May 2003 as an Associate and Research Analyst of Quadrangle Group LLC, a private investment firm (“Quadrangle”), where Mr. Yi is focused on the firm’s distressed debt business. From June 2002 to May 2003, Mr. Yi was an Associate in the Diversified Industries Group at JPMorgan, and from June 1999 to June 2002 served as an Analyst for JPMorgan.

Kathy Lanterman became Senior Vice President, Chief Financial Officer and Corporate Controller in February 2006. She served as Vice President, Corporate Controller from April 2002 through February 2006 after joining the Company in July 2001 as Assistant Controller. She was a consultant to the Company from April 1999 until she was hired in 2001, working on projects including the implementation of our global Enterprise Resource Planning system. She was an executive officer of the Company during the Reorganization.

Terry Oberdank became Vice President, Technology Solutions in August 2004 and is currently responsible for the Company’s global customer and professional services organizations. After joining the Company in 1999, he served as Vice President of Customer Service from May 2000 and assumed responsibility for Professional Services the following year.

David Parry became Senior Vice President and Product General Manager in March 2006 and is responsible for all engineering, business management and marketing for the Company’s products. He served as Senior Vice President and General Manager, Server and Platform Group from March 2003 to February 2006 and Senior Vice President of Engineering, High Performance Systems Development from May 2001 to February 2003. He held a variety of positions in engineering and engineering management at the Company from 1992 to May 2001 and at MIPS Computer Systems from January 1989 until its acquisition by the Company in June 1992.

Barry Weinert became Vice President and General Counsel in January 2006. He joined the Company in May 1995 as Commercial Counsel and served as the Associate General Counsel from March 2001 until January 2006. He was an executive officer of the Company during the Reorganization.

Audit Committee

We have a standing audit committee. The members of the committee are Eugene I. Davis (chair), Anthony Grillo and James A. McDivitt. During fiscal 2006, Anthony R. Muller, Robert M. White and James A. McDivitt served on the committee and the Board of Directors determined both that Mr. Muller qualified as an “audit committee financial expert” as that term is defined in the SEC regulations and that he was independent within the meaning of the requirements of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and related SEC rules. Upon the Effective Date, Mr. Muller and Dr. White ceased to be directors and Mr. Davis and Mr. Grillo joined the committee. The Board has determined that Mr. Davis, Mr. Grillo and Mr. McDivitt each qualify as an “audit committee financial expert” as that term is defined in the SEC regulations. In addition, the Board has determined that each member of the audit committee is an independent director within the meaning of the requirements of the Marketplace Rules of The Nasdaq Stock Market, the Sarbanes-Oxley Act of 2002 and related SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Based on the written representations of our directors and executive officers and a review of the copies of such forms filed during the fiscal year ended June 30, 2006, we believe that our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements; provided that, as reported on a Form 3 filed by Quadrangle on October 27, 2006, Quadrangle indirectly beneficially owned greater than 10% of the Company’s prior common stock on an as-converted basis as a result of their direct ownership of the Company’s 6.50% Senior Secured Convertible Notes, both of which were cancelled as of the Effective Date in accordance with the Plan.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics encompasses our “code of ethics” applicable to our Chief Executive Officer, principal financial officer, and principal accounting officer and controller. Ms. Lanterman currently serves as our principal financial officer, principal accounting officer and controller. The Code of Business Conduct and Ethics is available on our website at http://www.sgi.com/company_info under the heading “Corporate Governance”. You may also request a copy of the Code of Business Conduct and Ethics, free of charge, by writing or calling us at: Silicon Graphics, Inc., Attn: Investor Relations, 1200 Crittenden Lane, Mountain View, California 94043; telephone: (650) 933-6102. We intend to make any required disclosures regarding amendments to, or waivers granted to any of our directors or executive officers under, the Code of Business Conduct and Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation for the most recent three fiscal years for Dennis McKenna, President and Chief Executive Officer, each of the four other most highly compensated executive officers of the Company as of June 30, 2006 and the Company’s former chief executive officer and former chief operating officer and executive vice president.

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)		Other Annual Compensation ($)(3)		Restricted Stock Award ($)		Options (#)		All Other Compensation ($)(4)
Dennis McKenna, President and Chief Executive Officer (5)	2006	$349,615		—		—	$939,408	(6)	5,368,044	(7)	$2,596

Eng Lim Goh Senior Vice President and Chief Technology Officer	2006 2005 2004	$357,981 365,000 365,000	$	— 1,000 31,000		$9,332 9,968 2,392	— — —		— — 150,000		$876 896 747

Kathy Lanterman, Senior Vice President and Chief Financial Officer (8)	2006 2005 2004	$280,745 260,116 240,000		$40,000 — 24,000	$	— — 222	— — —		— — 75,000		$1,860 1,805 1,665

Barry Weinert, Vice President and General Counsel (9)	2006 2005 2004	$246,346 231,385 233,709	$	— 21,200 10,000		— — —	— — —		— 15,000 15,000		$2,080 2023 1,889

Anthony K. Robbins Former President, SGI Federal and Senior Vice President, SGI Global Defense Strategies (10)	2006 2005 2004	$358,291 357,200 370,938		$161,454 — 199,252		— — —	— — —		— — 175,000		$2,599 3,040 2,732

Robert R. Bishop Former Chairman and Chief Executive Officer (11)	2006 2005 2004	$716,666 800,000 800,000	$	— — 160,000		$2,379 2,349 —	— — —		— — 500,000		$7,066 8,237 9,115

Warren C. Pratt Former Chief Operating Officer and Executive Vice President (12)	2006 2005 2004	$410,088 495,000 495,000	$	— — 79,200		$61,745 5,307,812 279,164	— — —		— — 250,000		$61,039 3,113 3,113

(1)	In February 2006, Mr. McKenna implemented a 10% salary reduction applicable to the Chief Executive Officer and most other executives.
(2)	The bonus column for Mr. Robbins includes commissions paid.
(3)	Perquisites and other personal benefits did not exceed $50,000 or 10% of any named executive officer’s salary for fiscal 2006, 2005 or 2004—these benefits consisted of car allowances for Mr. Bishop and Dr. Goh in fiscal 2006, 2005 and 2004; dependent travel in connection with a Company recognition event for fiscal 2005 and amounts reimbursed by the Company for payment of taxes for fiscal 2004 in connection with a bonus payment for Ms. Lanterman; and a housing allowance for Dr. Goh in fiscal 2006, 2005 and 2004. The amounts set forth above consist of the following: Dr. Goh—amounts reimbursed by the Company for payment of taxes for fiscal 2006 in connection with car and housing allowances, for fiscal 2005 in connection with a patent bonus award and car and housing allowances, and for fiscal 2004 in connection with a patent bonus award; Mr. Bishop—amounts reimbursed by the Company for payment of taxes for fiscal 2006 and 2005 in connection with a car allowance; Dr. Pratt—loan forgiveness, income on imputed interest and amounts reimbursed by the Company for payment of taxes in the amounts of $61,745, $5,307,812 and $279,164 for fiscal 2006, 2005 and 2004, respectively, in connection with certain loans that were forgiven or paid off in accordance with their terms in August 2004, May 2005 and September 2005, as described below.

In September 2000, the Company made Dr. Pratt two five-year relocation loans secured by his residence. Dr. Pratt received a $250,000 loan that was fully repaid in accordance with its terms in August 2004. Dr. Pratt also received a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. The $500,000 loan was fully forgiven in accordance with its terms in September 2005. In addition, in April 2001, pursuant to an amended employment agreement with Dr. Pratt (the “Letter Agreement”), the Company committed to extend credit of $5 million to Dr. Pratt, to be paid in annual installments through May 2004 subject to his continued employment with the Company. This loan matured in accordance with its terms on May 15, 2005, referred to as the Measurement Date. The terms of the loan provided for Dr. Pratt to repay the loan in an amount equal to the value of his vested stock options and restricted stock held or sold from May 2000 through the Measurement Date, with the remaining balance to be forgiven. In accordance with the Letter Agreement, on May 16, 2005, Dr. Pratt repaid $120,008 of the outstanding principal amount of the loan, an amount equal to the market value of his vested options and restricted stock at the Measurement Date, and the remaining amount of the loan was forgiven. Dr. Pratt was responsible for any income taxes resulting from the forgiveness of the remaining amount of the loan pursuant to its terms.

(4)	Includes the Company’s contribution of $1,200 for each fiscal year to the 401(k) savings plan for each named individual other than Mr. McKenna, Mr. Bishop and Mr. Goh. The remaining amount for each named executive officer represents term life insurance premiums paid by the Company; except that the amount for Mr. Pratt also includes $6,854 in severance and $51,404 in accrued vacation paid out in connection with the termination of Mr. Pratt’s employment in May 2006 – see footnote 12.
(5)	Mr. McKenna was appointed as President and Chief Executive Officer of the Company in January 2006.
(6)	On February 1, 2006, the Company entered into an agreement to issue 2,684,022 shares of restricted common stock to Mr. McKenna in connection with his appointment as President, Chief Executive Officer, and Chairman of the Board of the Company. Under the terms of this agreement, as amended in April 2006, the shares were to vest and become non-forfeitable over a two-year period ending February 1, 2008. Three-eighths of the shares were to vest on December 31, 2006, with the remaining five-eighths to vest in quarterly installments beginning February 1, 2007. As of the end of fiscal 2006, Mr. McKenna held 2,684,022 shares of restricted stock with a value of $134,201, based upon the closing price of the Company’s common stock on June 30, 2006. As of the Effective Date, all 2,684,022 shares were cancelled in accordance with the Plan and have no value.
(7)	On February 1, 2006, the Company entered into an agreement to issue 5,368,044 non-qualified stock options to Mr. McKenna in connection with his appointment as President, Chief Executive Officer, and Chairman of the Board of the Company. As of the Effective Date, all 5,368,044 options were cancelled in accordance with the Plan and have no value.
(8)	Ms. Lanterman was appointed as Senior Vice President and Chief Financial Officer of the Company in February 2006. She previously served as Vice President and Controller.
(9)	Mr. Weinert was appointed as Vice President and General Counsel of the Company in January 2006. He previously served as Associate General Counsel.
(10)	Mr. Robbins resigned his employment with the Company in July 2006.
(11)	Mr. Bishop elected to defer his salary and bonus for a portion of fiscal 2004 pursuant to the Company’s Non-Qualified Deferred Compensation Plan, which was closed to both new participants and contributions in October 2003 and terminated by the Board of Directors in October 2006. Mr. Bishop served as the Company’s Chief Executive Officer and Chairman of the Board until January 2006. Mr. Bishop resigned as an employee of the Company effective April 14, 2006 and received his notice of termination date of June 13, 2006 pursuant to a Termination and General Release entered into between Mr. Bishop and the Company in April 2006 – see “Certain Transactions”. Mr. Bishop served as Vice Chairman of the Company’s Board of Directors until October 17, 2006.

(12)	Mr. Pratt resigned his employment with the Company in February 2006. In connection with his departure, Mr. Pratt received salary and benefits during a two month notice period and his employment was terminated in May 2006. In addition, in exchange for a general release, Mr. Pratt was to receive 24 weeks of his salary in accordance with the Company’s Vice President Severance Benefits Plan. Mr. Pratt received severance benefits in the amount of $6,854 prior to the Company’s bankruptcy filing on May 8, 2006. No severance payments were made after May 8, 2006.

Option Grants in Fiscal 2006

The following table provides details regarding all stock options granted to the executive officers named in the Summary Compensation Table in fiscal 2006.

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	5%	10%
Dennis McKenna	5,368,044	92.7%	$0.35	2/1/13	2,643,682	3,661,280
Kathy Lanterman	—	—	N/A	N/A	—	—
Eng Lim Goh	—	—	N/A	N/A	—	—
Anthony K. Robbins	—	—	N/A	N/A	—	—
Barry Weinert	—	—	N/A	N/A	—	—
Robert R. Bishop	—	—	N/A	N/A	—	—
Warren C. Pratt	—	—	N/A	N/A	—	—

(1)	The options vest to the extent of 25% of the shares subject to the option on the one year anniversary of the grant date, and thereafter at a rate of 6.25% of the shares subject to the option on each quarterly anniversary of the date of grant with a term of seven years from the date of grant. As of the Effective Date, all 5,368,044 options were cancelled in accordance with the Plan and have no value.
(2)	Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (7 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent the Company’s estimate or projection of the future price of its common stock.

Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

			Number of Unexercised Options at June 30, 2006		Value of Unexercised In-the- Money Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis McKenna	0	—	0	5,386,044	$0	$0
Kathy Lanterman	0	—	146,800	28,200	0	0
Eng Lim Goh	0	—	617,000	66,000	0	0
Anthony K. Robbins	0	—	1,238,500	78,000	0	0
Barry Weinert	0	—	91,005	16,395	0	0
Robert R. Bishop	0	—	3,060,000	0	0	0
Warren C. Pratt	0	—	1,128,538	0	0	0

(1)	The amounts in this column reflect the difference between the closing market price of the common stock on June 30, 2006, which was $0.05, and the option exercise price. The actual value of unexercised options fluctuates with the market price of the common stock. All outstanding stock options were cancelled as of the Effective Date in accordance with the Plan and have no value.

Director Compensation

Employee directors are not compensated for their service on the Board.

During fiscal 2006, each non-employee director received a fee of $6,000 per quarter and $2,000 for each Board and each separate committee meeting attended. The chair of each committee received an additional $1,000 for each separate committee meeting attended. The Lead Director received an additional fee of $3,000 per quarter. In March 2006, the Board of Directors determined that the individual directors would waive all Board fees for Board calls since the previous quarterly meeting in February 2006. The waiver of fees did not apply to regularly scheduled quarterly Board meetings.

During fiscal 2006, Mr. Money, Mr. McDivitt and Dr. White also served on the board of our federal government sales subsidiary and received fees of $2,000 per meeting attended, except that Mr. Money received an additional $1,000 per meeting attended as chairman of the subsidiary’s board.

Pursuant to the terms of the Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) in place during fiscal 2006, each non-employee director was granted an option to purchase 50,000 shares of common stock on the date on which he or she first became a director. These options became exercisable in installments on the first two anniversary dates following the date of grant, subject to accelerated vesting on a change in control. At the time of the regularly scheduled October meeting of the Board (or if the Board does not meet in October, at the next regularly scheduled meeting), each non-employee director who served on the Board for at least six months also received an option to purchase 20,000 shares of common stock which was fully exercisable on the date of grant. The exercise price of the initial option grants and the annual option grants to directors was the fair market value at the time of grant. Options granted to non-employee directors expired after ten years, and could only be exercised while the optionee was a director, or within three months after service as a director terminated or within one year after a director’s service terminated due to death, disability or retirement from the Board with more than five years of service at age 65 or above. No options were granted under the 1993 Plan in October 2006. The 1993 Plan was terminated as of the Effective Date and all outstanding options were cancelled in accordance with the Plan.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Human Resources Committee during fiscal 2006 were Dr. Edelheit, Mr. Muller and Mr. Money, until his resignation from the Board in June 2006. Each committee member was a non-employee director. During fiscal 2006, no interlocking relationship existed between the Board or Compensation and Human Resources Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Our prior common stock and outstanding stock options were cancelled pursuant to the Plan as of the Effective Date and, as of October 18, 2006, 11,125,000 shares of new SGI common stock were issued in accordance with the Plan. As of October 18, 2006, the following persons were known by the Company to be the beneficial owners of more than 5% of any class of our voting securities.

This information is based on periodic SEC filings by stockholders and may not reflect current ownership.

	Class of Securities	Number of Shares Beneficially Owned(1)	Percent of Class
Watershed Asset Management, L.L.C. One Maritime Plaza, Suite 1525 San Francisco, CA 94111 (2)	Common Stock	1,505,858		13.5%
Quadrangle Debt Recovery Advisors LLC 375 Park Avenue, 14th Floor New York, NY 10152 (3)	Common Stock	3,097,140		27.8%
Symphony Asset Management LLC 555 California Street, Suite 2975 San Francisco, CA 94104 (4)	Common Stock	1,029,193		9.25%

(1)	To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to the shares of the Company’s common stock beneficially owned, except as otherwise indicated. Calculated based on 11,125,000 shares of the Company’s common stock outstanding on October 18, 2006.
(2)	As reported on a Schedule 13D filed on October 27, 2006, Watershed Capital Partners, L.P. (“WCP”) directly owns 259,591 shares. Watershed Capital Institutional Partners, L.P. (“WCIP”) directly owns 869,129 shares. WS Partners, L.L.C., as the general partner of WCP and WCIP, may be deemed, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), to beneficially own the 1,128,720 shares owned by WCP and WCIP. Watershed, as the investment advisor to WCP, WCIP and Watershed Capital Partners (Offshore), Ltd. (“Watershed Offshore” and collectively with WCP and WCIP, the “Watershed Funds”), may be deemed, for purposes of Rule 13d-3 under the Exchange Act, to beneficially own the 1,505,858 shares owned directly by the Watershed Funds, including the 377,138 shares owned directly by Watershed Offshore. As the Senior Managing Member of each of Watershed and WS Partners, L.L.C. (collectively, the “Watershed Management Entities”), Ms. Meridee Moore may be deemed, for purposes of Rule 13d-3 under the Exchange Act, to beneficially own the 1,505,858 shares beneficially owned by the Watershed Management Entities. The Watershed Management Entities and Ms. Moore disclaim any beneficial ownership of any of the shares owned by the Watershed Funds. All of the above-mentioned persons and entities disclaim group attribution. Kevin D. Katari, a Company director and Chairman of the Company’s Board of Directors, is a Managing Member of the Watershed Management Entities.
(3)	As reported on a Schedule 13D filed October 27, 2006, these shares are beneficially owned by various entities and individuals affiliated with Quadrangle. Quadrangle shares voting and investment power with respect to the reported securities with such affiliated entities and individuals.
(4)	As reported on a Schedule 13D filed October 27, 2006, these shares are beneficially owned by various investment funds for which Symphony Asset Management LLC (“Symphony”) serves as the general partner or investment adviser and separately managed accounts for which Symphony serves as investment adviser. Symphony disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of October 18, 2006 by each director, by each of the current executive officers named in the table under “Summary Compensation Table” in Item 11 of this Form 10-K/A, and by all such persons and all current executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock
Kevin D. Katari (2)	0	*
Eugene I. Davis	0	*
Anthony Grillo	0	*
James A. McDivitt	0	*
Dennis McKenna	0	*
Chun Won Yi (3)	0	*
Kathy Lanterman	0	*
Barry Weinert	0	*
All executive officers and directors as a group (10 persons)	0	*

*	Less than 1%.
(1)	Calculated based on shares of our common stock outstanding on October 18, 2006, adjusted as required by SEC rules. Unless otherwise indicated, the persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable.
(2)	Kevin D. Katari is a Managing Member of the Watershed Management Entities. The Watershed Management Entities and certain of their affiliates may be deemed to beneficially own the Company’s securities as set forth under “Security Ownership of Certain Beneficial Owners” above.
(3)	Chun Won Yi is an Associate and Research Analyst of Quadrangle. Quadrangle and its affiliated entities may be deemed to beneficially own the Company’s securities as set forth under “Security Ownership of Certain Beneficial Owners” above.

Equity Compensation Plan Information

The information below is as of June 30, 2006. Each of the equity compensation plans in effect as of June 30, 2006 terminated as of the Effective Date in accordance with the Plan.

	As of June 30, 2006
	Number of shares to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	13,692,901	$2.79	15,021,278	(2)
Equity compensation plans not approved by stockholders (3)	17,138,380	$1.82	6,110,772

Total	30,831,281	$2.25	21,132,050

(1)	Additionally, as of June 30, 2006, there were outstanding options to purchase an aggregate of 159,749 shares of our common stock at a weighted average exercise price of $6.0871 per share. The options were assumed in connection with an acquisition in 1996. No additional awards can be granted under this assumed plan.
(2)	Includes 3,399,545 shares available at June 30, 2006 for future issuance under the Employee Stock Purchase Plan.
(3)	Consists of 11,770,336 options outstanding under the Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan and 5,368,044 options granted to Dennis McKenna pursuant to the Non Statutory Stock Option Grant Agreement, dated as of February 1, 2006 between Mr. McKenna and the Company, each of which is described below.

Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan

The Board approved the 1996 Supplemental Non-Executive Equity Incentive Plan in April 1996 and amended the plan to increase the number of authorized shares in July 2001. The plan was not submitted to a stockholder vote. Under the plan, stock awards and nonstatutory stock options may be granted to Company employees with a status below vice-president. Subject to certain adjustments upon a change in capitalization, as of June 30, 2006, the number of shares of our common stock issuable pursuant to options outstanding under the plan was 11,770,336 and 6,110,772 shares remained available for grant. The Compensation and Human Resources Committee is responsible for administering the plan.

The per share exercise price for the shares issuable is determined by the committee, which has generally been the fair market value of the shares on the date of grant. We generally grant options with seven-year terms. Options may not have terms longer than ten years. However, in the event a holder ceases to be an employee of the Company, such holder may be required to exercise the option or right prior to the end of the seven year period. The committee determines the vesting schedules of awards granted under the plan. Unless otherwise determined by the committee at the time of grant, any options will become exercisable in full if, within 24 months after a change in control of the Company, the option holder’s employment is terminated without cause or the option holder resigns due to certain involuntary relocations or reductions in compensation.

The Board may amend, alter, suspend or terminate the plan at any time, subject to compliance with applicable rules and regulations. However, no amendment, alteration, suspension or termination of the plan may impair the rights of any holder of an option or right, unless mutually agreed between the holder and the Company.

As of the Effective Date, the 1996 Supplemental Non-Executive Equity Incentive Plan was terminated in accordance with the Plan and all outstanding options were cancelled.

Dennis McKenna Non Statutory Stock Option Grant

On February 1, 2006, the Company entered into an agreement to issue options to purchase 2% of the number of outstanding shares of the Company’s common stock (5,368,044 non-qualified stock options) to Mr. McKenna in connection with his appointment as President, Chief Executive Officer, and Chairman of the Board of the Company. The options vest over four years (with 25% vesting after one year and quarterly vesting thereafter) and expire seven years from the date of grant. The exercise price was equal to the fair market value of the stock on the grant date. As of the Effective Date, all 5,368,044 options were cancelled in accordance with the Plan and have no value.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Executive Officers

McKenna Employment Agreement. In connection with his appointment as President and Chief Executive Officer of the Company, the Company and Mr. McKenna entered into an Employment Agreement dated January 27, 2006. The Employment Agreement provided for an initial salary of $75,000 per month through the end of the Company’s fiscal year 2006 and a base salary of $50,000 per month thereafter. Commencing with the Company’s fiscal year 2007, Mr. McKenna became eligible to receive an annual performance bonus, subject to meeting performance targets specified by the Board. The target bonus is 200% of his annual base salary. Upon certain equity financing transactions, Mr. McKenna is eligible to receive a transaction bonus equal to 1% of the net proceeds to the Company of the transactions. In February 2006, Mr. McKenna implemented a 10% salary reduction applicable to the Chief Executive Officer and most other executives.

Pursuant to the Employment Agreement, Mr. McKenna received restricted stock awards equal to 1% of the number of outstanding shares of the Company’s common stock and options to purchase 2% of the number of outstanding shares of the Company’s common stock as of February 1, 2006. Upon certain equity financing events, Mr. McKenna is eligible to receive additional equity grants. In addition, if Mr. McKenna is involuntarily terminated without cause by the Company, in exchange for a general release of claims, he is entitled to severance payments in an amount depending on the time he has been with the Company (ranging from $600,000 for a termination during fiscal year 2006 to $1.2 million for a termination after November 2006). If his employment is terminated by the Company without cause or by him for good reason in connection with a change in control of the Company occurring after the end of fiscal year 2006, in exchange for a general release of claims, he will receive a severance payment of $1.2 million and all of his equity awards will vest. The Employment Agreement terminated as of the Effective Date in accordance with the Plan.

Employment Continuation Agreements. We have entered into employment continuation agreements with each of our executive officers (other than Mr. McKenna) and senior vice presidents with the goal of encouraging the continued employment of key executives in the event of a potential change in control of the Company. Under the agreements, each executive officer and senior vice president is entitled to a termination payment equal to two years of his or her salary if employment with the Company is terminated within 24 months after a change in control (with the exception of one senior vice president who is entitled to a payment equal to six months of salary) and is granted full vesting of any outstanding options and restricted stock effective after a change in control.

Vice President Severance Benefits Plan. Under the Company’s Vice President Severance Benefits Plan, effective as of August 2003, eligible employees in the position of vice president may receive benefits if permanently laid off pursuant to a Company initiated reduction in force. If entitled to benefits under the plan, a participant will receive a severance benefit equal to 8 weeks of base pay, as defined in the plan, plus an amount equal to one week of base pay for each year of service, up to a total maximum payment of 24 weeks of base pay, but only if such participant executes a termination agreement and general release form including a six month non-solicitation period. In certain circumstances, eligible participants also receive reimbursement of a portion of COBRA benefits coverage.

Bishop Termination Agreement. On April 14, 2006, we entered into a Termination Agreement and General Release (the “Termination Agreement”) with Mr. Robert R. Bishop, the Company’s former Chief Executive Officer and Chairman of the Board and Vice Chairman of the Board, and sent to him a severance letter (the “Severance Letter”), pursuant to which Mr. Bishop resigned as an employee of the Company effective April 14, 2006 and received his Notice of Termination Date of June 13, 2006 (“Termination Date”). In connection with his departure from the Company, Mr. Bishop received his base salary and benefits for the 60-day period from April 14, 2006 until his Termination Date, and, in exchange for entering into the Termination Agreement, which contained a general release by Mr. Bishop of his claims against the Company, he was to receive as severance benefits his base salary for 24 weeks following his Termination Date in accordance with the Company’s Vice President Severance Benefits Plan described above. No severance payments were made under the Termination Agreement following the Company’s bankruptcy filing on May 8, 2006 and this agreement terminated in accordance with the Plan.

Executive Loan. In September 2000, we made Dr. Pratt, former Chief Operating Officer and Executive Vice President, a five-year relocation loan secured by his California residence. The loan was intended to provide a retention incentive and was approved by the Compensation and Human Resources Committee of the Board. Since the loan was extended, federal legislation has been enacted prohibiting such extensions of credit to executive officers and accordingly, no future extensions of credit will be made by the Company, although we honored our contractual obligations under pre-existing extensions of credit.

Dr. Pratt received a $500,000 loan at no interest to be forgiven in monthly installments over five years subject to continued employment with the Company. To the extent that Dr. Pratt is subject to income tax as a result of the interest free nature of the loan, we agreed to pay Dr. Pratt an amount, which after the imposition of taxes on the amount, will equal the amount of the income taxes arising due to the interest free nature of the loan or the forgiveness of principal and interest under the loan. Dr. Pratt’s maximum aggregate indebtedness to the Company during fiscal 2006 under this relocation loan was $25,000. The $500,000 loan was fully forgiven in accordance with its terms in September 2005.

Arrangements with Directors

Watershed. Kevin D. Katari is a Managing Member of the Watershed Management Entities. Affiliates of the Watershed Management Entities are Lenders under the Company’s Senior Secured Credit Agreement, dated as of October 17, 2006 (the “Credit Agreement”). As such, they received a pro rata portion of the facility fee paid to the Lenders at the closing of the term loan under the Credit Agreement. As part of the Reorganization, the Company entered into the Liquidating Trust Agreement, dated as of October 17, 2006 (the “Liquidating Trust Agreement”), with a trustee to establish a liquidating trust (the “Liquidating Trust”) with respect to certain assets, including litigation claims, to be transferred to the Liquidating Trust from the Debtors’ Chapter 11 estate. Affiliates of the Watershed Management Entities are beneficial holders of interests in the Liquidating Trust and Mr. Katari is a member of the Trust Advisory Board. Prior to the Effective Date, affiliates of the Watershed Management Entities also received their pro rata portion of the backstop fees payable in connection with certain Backstop Commitment Agreements, dated July 31, 2006 (the “Backstop Commitment Agreements”). In addition, certain affiliates of the Watershed Management Entities are parties to a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of October 17, 2006, entered into by and among the Company and certain stockholders of the Company in connection with and as contemplated by the Plan pursuant to which such stockholders are entitled to receive certain registration rights.

Quadrangle. Chun Won Yi is an Associate and Research Analyst of Quadrangle. Affiliates of Quadrangle are Lenders under the Company’s Credit Agreement. As such, they received a pro rata portion of the facility fee paid to the Lenders at the closing of the term loan under the Credit Agreement. Affiliates of Quadrangle are beneficial holders of interests in the Liquidating Trust and Mr. Yi is a member of the Trust Advisory Board. Prior to the Effective Date, affiliates of Quadrangle also received their pro rata portion of the backstop fees payable in connection with the Backstop Commitment Agreements. In addition, Quadrangle and certain affiliates of Quadrangle are parties to the Registration Rights Agreement.

For more information regarding the Liquidating Trust Agreement and the Backstop Commitment Agreements, see the copy of the Plan attached as an exhibit to the Form 8-K filed by the Company with the Securities and Exchange Commission on September 19, 2006. For more information regarding the Credit Agreement and the Registration Rights Agreement, see the Form 8-K filed by the Company with the Securities and Exchange Commission on October 20, 2006. Any description of the Credit Agreement, the Liquidating Trust Agreement, the Backstop Commitment Agreements or the Registration Rights Agreement is qualified in its entirety by the full terms and conditions thereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

As disclosed in the Company’s Current Report on Form 8-K filed June 23, 2006, in June 2006, the Company’s Audit Committee made the decision to change independent accountants and that decision was approved, ratified and adopted by the Company’s Board of Directors. As a result, on June 19, 2006, the Company dismissed its previous independent registered public accounting firm, Ernst & Young LLP and engaged KPMG LLP as its independent registered public accounting firm for the fiscal year ending June 30, 2006, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with, and including, the quarter ended March 31, 2006. The Audit Committee made the decision to engage KPMG and that decision was approved, adopted and ratified by the Company’s Board of Directors. In deciding to select KPMG, the Audit Committee considered KPMG’s experience and expertise related to public companies undergoing bankruptcy and reorganization as well as reviewed auditor independence issues and existing commercial relationships with KPMG. The Audit Committee concluded that KPMG has no commercial relationship that would impair its independence and had the appropriate expertise that the Company required regarding its current operations.

In connection with the audit of the fiscal 2006 financial statements, we entered into an engagement agreement with KPMG which was approved by the Court and which set forth the terms by which KPMG will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees billed by Ernst & Young for professional services provided for fiscal 2006 and 2005, were as follows:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005
Audit Fees: (1)	$2,716,000	$7,395,000
Audit-Related Fees: (2)	96,000	4,000
Tax Fees: (3)	73,000	221,000
All Other Fees: (4)	2,000	2,000

Total	$2,887,000	$7,622,000

The aggregate fees billed by KPMG for professional services provided for fiscal 2006 and 2005, were as follows:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005
Audit Fees: (1)	$7,166,000	$—
Audit-Related Fees: (2)	—	—
Tax Fees: (3)	44,000	—
All Other Fees: (4)	—	—

Total	$7,210,000	$—

(1)	Represents fees for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements, advice on accounting matters that arose during the audit, services associated with SEC registration statements and audit services provided in connection with other statutory or regulatory filings. Includes approximately $1,109,000 and $2,304,000 in fees billed by Ernst & Young and KPMG, respectively, for fiscal 2006 and $3,299,000 in fees billed by Ernst & Young for fiscal 2005 for assurance services provided in connection with assessment and testing of internal controls in connection with Section 404 of the Sarbanes Oxley Act of 2002. Amounts billed by Ernst &Young for fiscal 2006 represent audit fees for work performed prior to the change of auditors in June 2006.
(2)	Represents assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in footnote (1) above. Fiscal 2005 fees consist of employee benefit plan audits. Amounts billed by Ernst &Young for fiscal 2006 represent audit-related fees for work performed prior to the change of auditors in June 2006 relating to due diligence and analysis.
(3)	Represents fees for international and U.S. tax planning and compliance services as well as consultation and assistance surrounding matters with various income and sales tax authorities. Amounts billed by Ernst &Young for fiscal 2006 represent tax fees for work performed prior to the change of auditors in June 2006.
(4)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above. Amounts billed by Ernst &Young for fiscal 2006 represent all other fees for work performed prior to the change of auditors in June 2006.

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting. During fiscal 2006, all services were pre-approved by the Audit Committee in accordance with this policy.

In October 2006, KPMG issued its Independence Standards Board Standard No. 1 independence letters to the Audit Committee of our Board of Directors. KPMG reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Company and KPMG continue to evaluate and review processes relevant to the maintenance of KPMG’s independence. The Audit Committee discussed with KPMG its independence from the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SILICON GRAPHICS, INC.

/s/ Kathy Lanterman
Chief Financial Officer

Dated: October 30, 2006

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.