Form 10-Q
period 2006-09-29
SILICON GRAPHICS INC
filed 2006-11-13
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 29, 2006.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 27, 2006, there were 11,125,000 shares of Successor Company Common Stock, par value $0.01, outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics, Altix, Origin, Onyx, IRIX, Silicon Graphics Fuel, SGI, and Tezro are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX is a registered trademark of The Open Group in the U.S. and other countries. Intel, Itanium and Xeon are trademarks or registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux is a registered trademark of Linus Torvalds in several countries. Red Hat and all Red Hat-based trademarks are trademarks or registered trademarks of Red Hat, Inc. in the United States and other countries. All other trademarks mentioned herein are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Revenue:
Product and other revenue	$45,229	$73,788
Product revenue from related party	15,377	16,826
Service revenue	61,199	70,125

Total revenue	121,805	160,739

Costs and expenses:
Cost of product and other revenue	42,710	62,550
Cost of service revenue	32,265	38,172
Research and development	16,007	23,365
Selling, general, and administrative	42,359	59,865
Other operating expenses, net (1)	3,926	7,185

Total costs and expenses	137,267	191,137

Operating loss	(15,462)	(30,398)

Interest expense (contractual interest of $7,841 for the first quarter of fiscal 2007)	(7,688)	(3,475)
Interest and other income (expense), net (2)	11,286	(361)
Income (loss) from equity investment	105	(1,468)

Loss before reorganization items and income taxes	(11,759)	(35,702)

Reorganization items, net	340,397	—
Income (loss) before income taxes	328,638	(35,702)

Income tax provision	2,382	497

Net income (loss)	$326,256	$(36,199)

Net income (loss) per share:
Basic	$1.20	$(0.14)

Diluted	$0.77	$(0.14)

Weighted-average shares used to compute net income (loss) per share:
Basic	271,563	267,036

Diluted	423,875	267,036

(1)	Represents estimated restructuring costs in each of the three month periods ended September 29, 2006 and September 30, 2005.
(2)	The three-month period ended September 29, 2006 includes a pre-tax gain of approximately $10 million on the sale of a portion of our investment in SGI Japan. See Note 14.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor Company	Predecessor Company
	September 29, 2006	June 30, 2006
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents (2)	$82,698	$54,673
Short-term marketable investments	266	203
Short-term restricted investments	34,044	32,539
Accounts receivable, net of allowance for doubtful accounts of $3,213 at September 29, 2006 and $3,117 at June 30, 2006	50,230	58,417
Inventories	83,100	49,997
Prepaid expenses	9,577	10,457
Other current assets	25,570	54,723

Total current assets	285,485	261,009
Restricted investments	16,188	15,959
Property and equipment, net of accumulated depreciation and amortization at June 30, 2006	40,651	27,873
Goodwill	11,517	4,515
Other intangibles	88,300	—
Other non-current assets, net	75,972	70,702

	$518,113	$380,058

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$59,123	$8,951
Accrued compensation	31,840	29,224
Income taxes payable	806	1,596
Other current liabilities	53,266	49,392
Current portion of long-term debt	716	103,124
Current portion of deferred revenue	55,230	124,379

Total current liabilities	200,981	316,666

Long-term debt	85,000	397
Non-current portion of deferred revenue	21,170	45,538
Other non-current liabilities	25,074	27,681

Total liabilities not subject to compromise	332,225	390,282
Liabilities subject to compromise	—	320,230

Total liabilities	332,225	710,512
Stockholders’ equity (deficit):
New preferred stock, $0.01 par value; 5,000,000 shares authorized;	—	—
New common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,125,000 shares issued and outstanding	185,888	—
Old common stock, $0.001 par value, and additional paid-in capital; 750,000,000 shares authorized; 274,887,761 and 274,247,196 shares issued and outstanding, respectively	—	1,564,504
Accumulated deficit	—	(1,868,201)
Treasury stock	—	(6,760)
Accumulated other comprehensive loss	—	(19,997)

Total stockholders’ equity (deficit)	185,888	(330,454)

	$518,113	$380,058

(1)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
(2)	The cash and cash equivalents balance as of the September 29, 2006 Fresh Start date includes the financing and equity Plan effects which resulted in net cash inflows of $29 million. The payment of approximately $48 million in Plan related obligations that were paid beginning on Oct. 17, 2006, and will continue on negotiated payment terms through the third quarter of fiscal 2007, have not been deducted from this cash balance. In addition, at emergence we had $30 million of capacity available under the exit financing revolver. We plan to utilize up to the full availability under the revolver to fund intraquarter cash needs starting in the second quarter of fiscal 2007.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Cash flows from operating activities:
Net income (loss)	$326,256	$(36,199)

Adjustments to reconcile net income loss to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	(342,996)	—
Depreciation and amortization	10,202	13,536
Amortization of premium and discount on long-term debt, net	—	(994)
Gain on sale of equity investment	(9,848)	—
Share-based compensation expense	122	982
Other	(1,474)	(575)
Changes in operating assets and liabilities:
Accounts receivable	8,187	23,486
Inventories	(13,639)	6,325
Accounts payable	6,361	(5,145)
Accrued compensation	2,616	(3,716)
Deferred revenue	(18,189)	5,581
Other assets and liabilities	2,621	8,615

Total adjustments	(356,037)	48,095

Net cash provided by (used in) operating activities	(29,781)	11,896

Cash flows from investing activities:
Purchases of marketable investments	(61)	(82)
Proceeds from the maturities of marketable investments	—	—
Restricted investments:
Purchases	(6,686)	(3,830)
Maturities	5,580	3,284
Proceeds from sale of equity investment	18,690	—
Purchases of property and equipment	(1,064)	(1,320)

Net cash provided by (used in) investing activities	16,459	(1,948)

Cash flows from financing activities:
Payments of debt principal	(130,007)	(167)
Proceeds from debtors-in-possession financing	29,825	—
Proceeds from exit financing	85,000	—
Net proceeds from financing arrangements	—	1,324
Proceeds from issuance of common stock	56,529	1,811

Net cash provided by financing activities	41,347	2,968

Net increase in cash and cash equivalents	28,025	12,916
Cash and cash equivalents at beginning of period	54,673	64,247

Cash and cash equivalents at end of period	$82,698	$77,163

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Silicon Graphics, Inc. is a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and that provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” from mining a company’s databases, our systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic time-frame and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of industries including defense and intelligence, sciences, engineering analysis, and enterprise data management.

Silicon Graphics, Inc.’s emergence from proceedings under chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) on October 17, 2006 (as described in Note 2 below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), as of September 29, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor Company” or “we” in the Financial Statements and the notes thereto refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. For further information on fresh-start accounting see Note 4.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court") (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Predecessor Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc., and WTI-Development, Inc. Certain subsidiaries of the Predecessor Company consisting principally of international subsidiaries, were not debtors (collectively, the "Non-Debtors") in this bankruptcy proceeding. The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors was authorized to continue to operate as an ongoing business, but was not allowed to engage in transactions outside the ordinary course of business without the prior approval of the Court.

The Predecessor Company sought and obtained Court approval through its “first day” and subsequent motions to pay certain foreign vendors, meet its pre- and post-petition payroll obligations, maintain its cash management systems, pay its taxes, continue to provide employee benefits, honor certain pre-petition customer programs, and maintain its insurance programs. In addition, the Court approved certain trading notification and transfer procedures designed to allow restrictions in the trading of its common stock (and related securities) which could have negatively impacted its accrued net operating losses and other tax attributes.

On May 10, 2006, the Predecessor Company, Silicon Graphics Federal, Inc. and Silicon Graphics World Trade

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

On May 26, 2006, the Predecessor Company reached a settlement with its landlord to restructure its lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) and received Court approval of the settlement on June 15, 2006. This settlement terminated the Predecessor Company’s lease obligations at ATC and terminated its lease obligations for two buildings at CTC as of June 30, 2006. It also amended the lease obligations for a third building at CTC. Pursuant to the settlement, the Predecessor Company vacated the two buildings at CTC by June 30, 2006 and we plan to vacate the third building by December 31, 2006.

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

At a hearing held on July 27, 2006, the Court approved the Predecessor Company’s Disclosure Statement, ruling that it contained adequate information for soliciting creditor approval of the Predecessor Company’s Plan of Reorganization. At a hearing held on September 19, 2006, the Court confirmed the Predecessor Company’s Plan of Reorganization, as amended (the “Plan”). This Confirmation Order became a Final Order on September 29, 2006 and we emerged from Chapter 11 on October 17, 2006.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Court, creditors were precluded from collecting pre-petition debts and substantially all pre-petition liabilities were subject to compromise under the Plan.

Under the Bankruptcy Code, the Debtors also had the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including the payment of all or a portion of the accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, immediately prior to the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor were able to file proofs of claim against that debtor’s estate for damages.

Emergence from Chapter 11

After satisfying all conditions precedent to emergence under the Plan, we emerged from Chapter 11 effective as of October 17, 2006 (“Emergence Date”). On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares described below were used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. The exit financing facility matures in October 2011.

On the Emergence Date, we received $50 million in gross proceeds from the offering of common stock subscription rights to the holders of the Predecessor Company’s 6.50% Senior Secured Convertible Note claims, 11.75% Senior Secured Note claims and the Cray 6.125% Convertible Subordinated Debenture claims (the “Rights Offering”), guaranteed by a backstop agreement (“Backstop Purchase Agreement”) put in place with certain of these holders (the “Backstop Purchasers”). In consideration for the Backstop Purchase Agreement, the Backstop Purchasers were paid a fee and were offered subscription rights to purchase the Overallotment shares, which upon exercise provided an incremental $7.5 million.

As of the Emergence Date, the authorized capital stock of the reorganized company consists of 25,000,000 shares of new common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, 10,000,000 shares were issued and distributed to holders of Allowed Secured Note Claims and Allowed Cray Unsecured Debenture Claims and 1,125,000 shares were issued and distributed as Overallotment shares to the Backstop Purchasers pursuant to the Backstop Purchase Agreements. In addition, 1,250,000 shares of the new common stock have been reserved for issuance pursuant to the terms of the New Management Incentive Plan in accordance with the Plan. No shares of preferred stock are outstanding.

As of the Emergence Date, Dr. Edelheit, Dr. White, Mr. Muller and Mr. Bishop ceased being directors of the Company and the following persons became members of the Board of Directors pursuant to and by operation of the Plan: Eugene I. Davis, Anthony Grillo, Kevin D. Katari, and Chun Won Yi. Mr. McKenna and Mr. McDivitt remain as directors of the Successor Company. On October 18, 2006, Mr. Katari was elected as Chairman of the Board.

Effective October 23, 2006, our new common stock trades on the NASDAQ Stock Market under the symbol SGIC.

Reorganization items

Reorganization Items, Net. Reorganization items, net represents expense or income amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

Three Months Ended September 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization	(142,033)
Fresh-start valuation of assets and liabilities	(200,963)

$(340,397)

Included in the effects of the Plan is a charge of $4 million for the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

Liabilities Subject to Compromise

Liabilities subject to compromise represent the liabilities of the Debtors incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in thousands):

	Predecessor Company
	September 29, 2006	June 30, 2006
6.50% Senior Secured Convertible Notes due June 1, 2009	$188,578	$188,578
6.125% Convertible Subordinated Debentures due February 1, 2011	56,776	56,776
11.75% Senior Secured Notes due June 1, 2009	2,386	2,386
Accounts payable	47,082	55,447
Accrued liabilities	16,248	17,043

Liabilities subject to compromise	$311,070	$320,230

Application of fresh-start reporting (Note 4)	(311,070)

Liabilities subject to compromise (Successor Company)	$—

During the first quarter of fiscal 2007, the Predecessor Company adjusted its liabilities subject to compromise prior to the adoption of fresh-start accounting for activity that included settlements with creditors, revisions to liabilities based on estimated allowed claims and recording additional liabilities recognized under the Plan.

3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly- and majority-owned subsidiaries (both Debtor and Non-Debtor). The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission. During the first three months of fiscal 2007, our accounting calendar had 13 weeks compared with 14 weeks during the first three months of fiscal 2006.

Our ability to continue as a going-concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to implement our revenue stabilization initiatives; and (v) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

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

For the period subsequent to the Petition Date and prior to emergence, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, as of June 30, 2006, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Fresh-Start Reporting

Although the Company emerged from bankruptcy on October 17, 2006, the Predecessor Company adopted “fresh-start” reporting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start reporting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start required the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor Company” or “we” in the Financial Statements and the notes thereto refer to the Company on and after September 29, 2006, after giving effect to the provisions of the Plan and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to the Company prior to September 29, 2006. Accordingly, our financial information disclosed under the heading “Successor Company” as of September 29, 2006 is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company” as of June 30, 2006. For further information on fresh-start accounting see Note 4.

The condensed consolidated balance sheet as of September 29, 2006 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start reporting. The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of September 29, 2006 and will have a material impact on consolidated statements of operations for periods subsequent to September 29, 2006.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the twelve months following the adoption of fresh-start reporting. As a result of this requirement, we early adopted SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”), and EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Successor Company is still in the process of completing its review of these accounting pronouncements for impact on its consolidated results of operations. The early adoption of EITF 06-2 resulted in a $2.8 million increase in our liability for sabbatical leave and was included as part of the fresh-start valuation adjustments.

4.	Fresh-Start Reporting

On September 19, 2006, the Bankruptcy Court entered its Confirmation Order confirming the Plan. Our emergence from Chapter 11 proceedings on the Emergence Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006, as reflected in the following financial information. Reorganization adjustments have been made in the financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting.

Estimated reorganization adjustments result primarily from the:

i.	changes in the carrying values of assets and liabilities to reflect fair values including the establishment of certain intangible assets;

ii.	discharge of the Company’s pre-petition liabilities in accordance with the Plan;

iii.	addition of new financing;

iv.	cash distributions paid or payable to pre-petition creditors; and

v.	issuance of Successor Company Common Stock and cancellation of old common stock.

We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. In June 2006, we determined a reorganization value, together with the financial advisor, using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have a significant effect on the determination of our reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for fiscal 2007-2022 were provided by management based on our best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 2.5% to 5.0% per year over the sixteen-year period. In addition, the analysis includes estimated cost reductions, primarily in selling, general and administrative costs through our plans for headcount reductions and other cost efficiencies. The analysis also includes anticipated levels of reinvestment in our operations through capital expenditures ranging from $12.0 million to $20.0 million per year. We did not include in our estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Our enterprise value was calculated to be within an approximate range of $210 million to $275 million. We selected the midpoint of the range, $242.5 million, to be used in the determination of reorganization value. On September 19, 2006 (the “Confirmation Date”), this value was confirmed by the Court and the Creditors Committee. The equity value of $185.9 million represents the reorganization value of $242.5 million reduced by $56.6 million representing the value of the new debt of $85 million and further adjusted primarily for estimated excess cash upon emergence and the issuance of 1,125,000 shares of common stock in accordance with the Backstop Purchase Agreements.

The fair value allocated to the assets and liabilities of the Company is in conformity with SFAS No. 141 Business Combinations (SFAS 141). These adjustments are based upon the work of management and their outside consultants to determine the relative fair values of our assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities may change based upon completion of the valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information. In addition, the allocation of the reorganization enterprise value to individual assets and liabilities may also change based upon completion of our final assessment of the early adoption of accounting pronouncements. We expect to finalize this allocation no later than the end of the current fiscal year.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (a)

(In thousands, unaudited)

	Predecessor Company					Successor Company
	Sept. 29, 2006	Plan Reorganization Adjustments		Preliminary Fresh-Start Valuation Adjustments		Sept. 29, 2006
Assets:
Current assets:
Cash and cash equivalents	$53,280	$29,418	(b), (j)	$—		$82,698
Short-term marketable investments	266	—		—		266
Short-term restricted investments	34,044	—		—		34,044
Accounts receivable, net of allowance for doubtful accounts of $3,213	50,230	—		—		50,230
Inventories	62,382	—		20,718	(g)	83,100
Prepaid expenses	10,577	(1,000	)(e)	—		9,577
Other current assets	42,550	—		(16,980	)(g)	25,570

Total current assets	253,329	28,418		3,738		285,485
Restricted investments	16,188	—		—		16,188
Property and equipment, net of accumulated depreciation and amortization	25,818	—		14,833	(g)	40,651
Goodwill	4,515	—		7,002	(i)	11,517
Other Intangibles	—	—		88,300	(g)	88,300
Other non-current assets, net	62,809	2,255	(c)	10,908	(g)	75,972

Total assets	$362,659	$30,673		$124,781		$518,113

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	23,677	35,446	(d), (j)	—		59,123
Accrued compensation	31,840	—		—		31,840
Income taxes payable	806	—		—		806
Other current liabilities	47,969	2,505	(d), (j)	2,792	(g)	53,266
Current portion of long-term debt	114,179	(113,111	)(b), (f)	(352	)(g)	716
Current portion of deferred revenue	109,686	—		(54,456	)(g)	55,230

Total current liabilities	328,157	(75,160)		(52,016)		200,981
Long-term debt	139	85,000	(b)	(139	)(g)	85,000
Non-current portion of deferred revenue	42,043	—		(20,873	)(g)	21,170
Other non-current liabilities	28,227	—		(3,153	)(g)	25,074

Total liabilities not subject to compromise	398,566	9,840		(76,181)		332,225
Liabilities subject to compromise	311,070	(311,070	)(d)	—		—

Total liabilities	709,636	(301,230)		(76,181)		332,225
Stockholders’ equity (deficit):
Common stock	1,564,627	183,110	(e)	(1,561,849	)(h)	185,888
Accumulated deficit	(1,884,941)	142,033	(e)	1,742,909	(h)	—
Treasury stock	(6,760)	6,760	(e)	—		—
Accumulated other comprehensive loss	(19,902)	—		19,902	(h)	—

Total stockholders’ equity (deficit)	(346,977)	331,902		200,963		185,888

Total liabilities and stockholders’ deficit	$362,659	$30,673		$124,781		$518,113

a.	The Condensed Consolidated Balance Sheet estimates the effect of implementing the Plan and fresh-start reporting which was adopted on September 29, 2006. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $242.5 million based on the Disclosure Statement, which, after reduction for the new debt and remaining non-Debtor interest bearing liabilities and the addition of the proceeds from the overallotment shares and excess borrowings, results in a reorganization equity value of $185.9 million.
b.	Reflects repayment of the DIP facility of $113.1 million, proceeds from the new term loan of $85 million, the issuance of 7.5 million shares issued through the Rights Offering for $49 million, net of backstop and rights offering fees, and the issuance of 1.125 million overallotment shares for $7.5 million.
c.	Reflects the capitalization of the exit financing fees associated with the acquisition of the new term loan of $85 million and the new working capital facility of $30 million. There were no borrowings against the working capital facility as of the Emergence Date.
d.	Reflects the discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan. No adjustments are reflected for the actual payments of these remaining liabilities subject to compromise. Discharge of the Predecessor Company’s pre-petition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$196,374
To be paid in cash	114,696

$311,070

Additionally, in accordance with the Plan, under the Rights Offering, holders of the Cray Unsecured Notes received the right to purchase 700,000 shares of new Successor Company common stock for $6.67 per share, and holders of the Predecessor Company’s Senior Secured Notes and Senior Secured Convertible Notes received the right to purchase an additional 6.8 million shares of new Successor Company common stock for $6.67 per share. In addition, certain pre-petition creditors exercised an option to purchase an additional 1.125 million overallotment shares for $6.67 per share.

e.	Reflects the issuance of new Successor Company common stock to pre-petition creditors, the cancellation of old common stock and treasury stock, and the gain on the discharge of liabilities subject to compromise, and the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.
f.	Reflects the repayment of the $113.1 million due under the $130 million DIP Facility.
g.	Reflects changes to the carrying values of assets and liabilities to reflect fair values in accordance with SFAS No. 141. As well as the $2.8 million impact from the early adoption of EITF 06-02.
h.	Reflects the elimination of historical accumulated deficit and other equity accounts and an adjustment to shareholder’s equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a above).
i.	Reflects the elimination of historical goodwill and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.
j.	The Condensed Consolidated Balance Sheet does not give effect to cash payments estimated at $47.7 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan. Such amounts are included in current liabilities.

5.	Stockholders’ Equity

Successor Company

The Plan became effective and we emerged from bankruptcy on October 17, 2006. We applied fresh-start reporting effective September 29, 2006 and, as a result, the Predecessor Company’s common stock was canceled as of the Emergence Date, with no distribution made to holders of such stock. The equity structure of the Successor Company as of September 29, 2006 is discussed below.

Successor Company Common Stock

On the Emergence Date, the Successor Company, a Delaware corporation, filed a new certificate of incorporation (“New Certificate”). The New Certificate authorized 25,000,000 shares of new Successor Company common stock (“common stock”) with $0.01 par value per share. Pursuant to the Plan, the Successor Company issued 11,125,000 shares of common stock to certain creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options.

Successor Company Preferred Stock

The New Certificate authorized 5,000,000 shares of undesignated preferred stock, $0.01 par value per share. Currently, no shares of preferred stock have been designated or issued.

Successor Company Management Incentive Plan

On the Emergence Date, the Silicon Graphics, Inc. Management Incentive Plan (“MIP”) became effective pursuant to the Plan. Under the MIP, the Compensation and Human Resources Committee is authorized to grant stock options, stock appreciation rights (“SARs”), stock awards, stock units, other stock based awards, dividend equivalents and cash awards. Employees, non-employee directors, and consultants of the Successor Company and its subsidiaries who are selected by the Committee are eligible to participate in the MIP. The MIP will terminate ten years after the Effective Date unless sooner terminated. The maximum number of shares of common stock of the Company issuable under the MIP is 1,250,000 shares. Of the shares reserved, only 312,500 may be issued for “full value benefits”. Full value benefits are stock awards designed to provide equity compensation based on the full value of a share of stock. The MIP also imposes per-participant award limits. Stock units are expected to have a vesting period of up to 36 months and stock options will vest up to 48 months. All grants under the MIP will be issued at fair value.

Shares are counted against the authorization only to the extent they are actually issued. Awards for shares which terminate by expiration, forfeiture, cancellation, or otherwise, or are settled in cash in lieu of shares, shall result in shares being again available for grant. Also, if the exercise price or tax withholding requirements of any award are satisfied by tendering shares to the Successor Company, or if a stock appreciation right is exercised, only the number of shares issued, net of the shares tendered, will be deemed issued under the MIP. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Successor Company, including the extent to which unvested portions of the award will be forfeited and the extent to which options, SARs, or other awards requiring exercise will remain exercisable. Such provisions will be determined in the Committee’s sole discretion. The Committee may at any time alter, amend, modify, suspend, or terminate the MIP or any outstanding award in whole or in part. As of September 29, 2006 and the date of this Form 10-Q, no grants had been made under the MIP.

Predecessor Company

The equity structure of the Predecessor Company prior to emergence from Chapter 11 is discussed below.

Common Stock

The Predecessor Company has authorized 750,000,000 shares of common stock $0.001 par value per share. At September 29, 2006, 274,887,761 and 274,247,196 shares were issued and outstanding, respectively. All Predecessor Company common stock was cancelled as of the Emergence Date in accordance with the Plan.

Share-based Compensation Plans

During the three-month periods ended September 29, 2006 and September 30, 2005, the Predecessor Company had three active share-based compensation plans, and two Board-approved share-based agreements, as described below.

The Predecessor Company’s accounting for stock-based compensation expense continued to be recorded in its results of operations during the Chapter 11 proceedings. All existing common stock, stock options, and restricted stock awards issued under these plans were cancelled on the Emergence Date in accordance with the Plan, and the prior equityholders received no recovery.

The Predecessor Company’s Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) permitted the grant to its employees of up to 3,800,000 restricted shares of Predecessor Company common stock and up to 30,938,808 of share options on Predecessor Company common stock. The 1993 Plan also permitted the issuance of stock appreciation rights (“SARs”). Option awards were generally granted with an exercise price equal to the market price of Predecessor Company common stock at the date of grant; those awards generally vested based on four years of continuous service and had seven-year contractual terms. Restricted share awards generally vested in four annual installments.

The Predecessor Company’s Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permitted the grant of shares of Predecessor Company common stock or equivalent instruments to its employees (which were subject to conditions and restrictions) and/or of share options on up to a total of 22,500,000 shares of Predecessor Company common stock. Option awards were generally granted with an exercise price equal to the market price of Predecessor Company common stock at the date of grant; those awards generally vested based on four years of continuous service and had seven-year contractual terms. Restricted share awards generally vested in four annual installments.

The Predecessor Company’s Amended and Restated 1998 Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase Predecessor Company stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning or the end of the six-month purchase period. Purchases were limited to 10% of each employee's compensation and could not exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On February 1, 2006, the Predecessor Company entered into an agreement to issue 5,368,044 non-qualified stock options to Dennis McKenna, President, Chief Executive Officer, and then Chairman of the Board. These options would have cliff vested 25% on February 1, 2007 and then in equal quarterly installments over the remaining 36 months. The exercise price was $0.35 per share and would have expired in seven years from the date of grant. The terms of this option were similar to the 1993 Plan described above. All 5,368,044 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and he received no recovery.

On February 1, 2006, the Predecessor Company entered into an agreement to issue 2,684,022 shares of restricted common stock to Dennis McKenna, President, Chief Executive Officer, and then Chairman of the Board. Under the terms of this agreement, the shares would have vested and would have been non-forfeitable over a two-year period ending February 1, 2008. Three-eighths of the shares would have vested on December 31, 2006, with the remaining five-eighths to vest in quarterly installments beginning February 1, 2007. During the vesting period, ownership of the shares could not be transferred. The unvested shares had the same voting rights as other common stock and were considered to be issued and outstanding. All 2,684,022 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and he received no recovery.

As a result of the cancellation of our Predecessor Company share-based compensation plans and Board approved share-based agreements upon emergence from Chapter 11, we accelerated approximately $4 million in unrecognized compensation expense as of September 29, 2006 related to unvested share-based compensation arrangements previously granted under our various plans. The charge was recorded as a reorganization item during the first quarter of fiscal 2007.

Determining Fair Value of Stock Options

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

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Expected volatility	1.30	1.1
Expected term (in years)	2.55 –2.08	2.43 –5.84
Risk-free rate	4.77% – 4.80%	3.96% – 4.04%
Expected dividends	0%	0%

Stock Compensation Expense

We recorded approximately $0.1 million (excluding the expense related to the options cancellation) and $0.9 million of stock-based compensation during the three months ended September 29, 2006 and September 30, 2005, respectively.

6.	Other Operating Expenses, Net

Other operating expenses, net represents the costs associated with our restructuring plans. These actions, by plan, were as follows during the first quarter of fiscal 2007 (in thousands):

	Predecessor Company							Successor Company
	Balance at June 30, 2006	Costs Incurred		Adjust- ments	Non-cash Settlements and Other		Cash Payments	Balance at Sept. 29, 2006
Fiscal 2001 through 2005 plans:
Severance and related charges	$158	$		$(40)	$		$2	$120

Vacated facilities	16		—	(1)		$—	(15)	—

Fiscal 2006 plan 1:
Severance and related charges	511		—	5		—	(292)	224
Vacated facilities	963		40	223		—	(115)	1,111

	1,474		40	228		—	(407)	1,335

Fiscal 2006 plan 2:
Severance and related charges	2,093		720	235		—	(1,173)	1,875
Vacated facilities	107		11	—		—	(1)	117
Other	—		—	(193)		193	—	—

	2,200		731	42		193	(1,174)	1,992

Fiscal 2006 plan 3:
Severance and related charges	2,083		3,322	(174)		—	(3,044)	2,187
Vacated facilities	751		—	(241)		175	(424)	261
Accelerated depreciation	—		19	—		(19)	—	—

	2,834		3,341	(415)		156	(3,468)	2,448

All restructuring plans:
Severance and related charges	4,845		4,042	26		—	(4,507)	4,406
Vacated facilities	1,837		51	(19)		175	(555)	1,489
Accelerated depreciation	—		19	—		(19)	—	—
Other	—		—	(193)		193	—	—

Total of all restructuring plans	$6,682		$4,112	$(186)		$349	$(5,062)	$5,895

During the first quarter of fiscal 2007, the Predecessor Company made $5 million in payments related to all of our restructuring plans and actions, $4 million of which was for severance and related charges and $1 million of which was for vacated facilities obligations, primarily rent. The Predecessor Company recognized costs of $4 million, of which $4 million was for severance and related charges. The Predecessor Company made minor adjustments to our estimates of severance and related costs, vacated facilities costs and operating asset write downs for fixed assets associated with the end of production of existing Prism and Prism Deskside products related to fiscal 2001, fiscal 2004, fiscal 2005, and fiscal 2006. These adjustments included a credit of $0.3 million for commissions expenses related to the settlement that terminated and amended the lease obligations at ATC and CTC in the fourth quarter of fiscal 2006, an increase in estimated costs of $0.2 million for a leased facility that the Predecessor Company vacated under the fiscal 2006 plan 1 due to a change in sublease assumptions and changes in estimated severance and related charges associated with the fiscal 2006 plans 2 and 3 for one of our international locations that had no net impact on restructuring expense.

The restructuring liability balance of $6 million at September 29, 2006 includes $4 million in severance obligations and $2 million of facility-related liabilities. We expect to pay the majority of the accrued severance and related charges during the 12 months following September 29, 2006. The facility-related liabilities of $2 million represent $4 million in future non-cancelable rental payments due, less estimated sublease income of $2 million, $1 million of which is under contract, and less than $1 million in accretion expense that will be recognized through fiscal 2011. We expect to pay $1 million of facility-related charges during the 12 months following September 29, 2006, with the remainder of our restructuring obligations to be paid through fiscal 2011.

As of September 29, 2006, we have substantially completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries.

In an effort to further reduce our operating expenses, the Predecessor Company implemented restructuring activities under the fiscal 2006 restructuring plans during the first quarter of fiscal 2007. Under these restructuring plans, the Predecessor Company recognized costs of $4 million for the elimination of approximately 50 positions across all levels and functions. We expect to make the remaining payments related to these actions by approximately the end of fiscal 2007. Under the fiscal 2006 restructuring plans, the Predecessor Company also recorded charges of less than $0.1 million for accretion expense associated with a facility in Canada vacated in fiscal 2006, acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements associated with our U.S. corporate headquarters that we plan to vacate by December 31, 2006 and other lease termination costs.

The restructuring costs incurred during the three-month period ended September 29, 2006, the cumulative amount incurred through September 29, 2006, and the total amount expected to be incurred for each major type of cost associated with our restructuring plans accounted for in accordance with SFAS 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 112 Employers' Accounting for Postemployment Benefits and SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities, (our fiscal 2004, fiscal 2005, and fiscal 2006 plans) were as follows (in thousands):

	Predecessor Company
	Products	Global Services	Total
Fiscal 2004 restructuring plan:

Costs incurred and adjustments during the three months ended September 29, 2006:
Vacated facilities	$(4)	$(4)	$(8)

Total	$(4)	$(4)	$(8)

Cumulative costs incurred as of September 29, 2006:
Severance and related charges	$10,648	$8,444	$19,092
Canceled contracts	366	275	641
Vacated facilities	6,727	(2,127)	4,600
Other	3,119	2,471	5,590
Accelerated Depreciation	1,714	1,348	3,062

Total	$22,574	$10,411	$32,985

Fiscal 2005 restructuring plan:

Costs incurred and adjustments during the three months ended September 29, 2006:
Severance and related charges	$(20)	$(20)	$(40)

Total	$(20)	$(20)	$(40)

Cumulative costs incurred as of September 29, 2006:
Severance and related charges	$5,636	$4,331	$9,967
Vacated facilities	3,398	1,313	4,711

Total	$9,034	$5,644	$14,678

Fiscal 2006 restructuring plan 1:

Costs incurred and adjustments during the three months ended September 29, 2006:
Severance and related charges	$3	$3	$6
Vacated facilities	130	133	263

Total	$133	$136	$269

Cumulative costs incurred as of September 29, 2006:
Severance and related charges	$5,172	$4,784	$9,956
Vacated facilities	(1,509)	(2,305)	(3,814)
Accelerated depreciation	2,400	2,662	5,062

Total	$6,063	$5,141	$11,204

Fiscal 2006 restructuring plan 2:

Costs incurred during the three months ended September 29, 2006:
Severance and related charges	$472	$483	$935
Vacated facilities	5	6	11
Other	(95)	(98)	(193)

Total	$382	$391	$773

Cumulative costs incurred as of September 29, 2006:
Severance and related charges	$3,911	$5,059	$8,970
Canceled contracts	43	55	98
Vacated facilities	175	229	404
Other	683	927	1,610

Total	$4,812	$6,270	$11,082

	Predecessor Company
	Products	Global Services	Total
Fiscal 2006 restructuring plan 3:
Costs incurred during the three months ended September 29, 2006:
Severance and related charges	$1,557	$1,591	$3,148
Vacated facilities	(120)	(121)	(241)
Accelerated depreciation	9	10	19

Total	$1,446	$1,480	$2,926

Cumulative costs incurred as of September 29, 2006:
Severance and related charges	$2,449	$2,853	$5,302
Vacated facilities	8,902	12,643	21,545
Accelerated depreciation	1,844	2,607	4,451

Total	$13,195	$18,103	$31,298

7.	Inventories

Inventories were as follows (in thousands):

	Successor Company	Predecessor Company
	Sept. 29, 2006	June 30, 2006
Components and subassemblies	$14,486	$22,308
Work-in-process	35,007	17,187
Finished goods	27,559	3,783
Demonstration systems	6,048	6,719

Total inventories	$83,100	$49,997

Pursuant to fresh start accounting, in the Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Finished goods and work-in-process inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. As reported in Note 4, this resulted in increased inventories by approximately $20.7 million. The amount of cost of goods sold to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company

8.	Other Current Assets

Other current assets were as follows (in thousands):

	Successor Company	Predecessor Company
	Sept. 29, 2006	June 30, 2006
Deferred cost of goods sold	$4,782	$29,081
Value-added tax receivable	5,281	7,569
Other	15,507	18,073

Total other current assets	$25,570	$54,723

9.	Restricted Investments

Restricted investments consist of short- and long-term investments held under a security agreement (see Note 13) or pledged as collateral against letters of credit. The majority of our restricted investments is currently pledged as collateral against letters of credit and are primarily associated with two specific customer arrangements for significant multi-year contracts with long-term delivery and installation commitments. Restricted investments pledged as collateral are held in our name by various financial institutions.

10.	Property and Equipment

Property and equipment were as follows (in thousands):

	Successor	Predecessor
	Company	Company
	Sept. 29, 2006	June 30, 2006
Property and equipment, at cost	$40,651	$339,655
Accumulated depreciation and amortization	—	(311,781)

Property and equipment, net	$40,651	$27,873

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Company adjusted its property, plant and equipment to its fair value as adjusted for the allocation of the reorganization value and reset accumulated depreciation to zero. As reported in Note 4, this resulted in a net increase in property, plant and equipment of $14.8 million. The amount of depreciation to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

11.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting (see Note 4). The Company is currently assessing the allocation of the Goodwill between reportable segments.

Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4). Other Intangible Assets consist of the following (in thousands):

Successor Company
Sept. 29, 2006
Developed product technology	$29,200
In-process research and development	500
Customer backlog	2,900
Royalty license agreements	2,800
Trademark/trade name portfolio	6,400
Customer relationships	46,500

Total intangible assets	$88,300

We are currently in the process of determining the amortization periods for the categories of the above intangibles which will range for periods of up to 15 years. Also, in accordance with FASB Interpretation No. 4 Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, in-process research and development will be expensed by the Successor Company in the period beginning September 30, 2006.

12.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Successor	Predecessor
	Company	Company
	Sept. 29, 2006	June 30, 2006
Spare parts	$19,737	$19,876
Equity investment	20,869	18,604
Other	35,366	32,222

Total other non-current assets	$75,972	$70,702

13.	Debt and Other Financing Arrangements

Debt that was not subject to compromise consisted of the following at September 29, 2006 and June 30, 2006 (in thousands):

	Successor Company	Predecessor Company
	Sept. 29, 2006	June 30, 2006
Term Loan due October 17, 2011	$85,000	$—
Debtor-in-Possession Financing due November 10, 2006	—	100,000
Other	716	3,521

	85,716	103,521
Less amounts due within one year	(716)	(103,124)

Amounts due after one year	$85,000	$397

Exit Financing

On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The term loan bears interest payable monthly at the LIBOR rate plus 7.00%. The revolving line of credit bears interest payable monthly at the LIBOR rate plus 3.00%. No amount was drawn against the $30 million line of credit at emergence, however we plan to utilize up to the full availability under the revolver to fund intra-quarter cash needs starting in the second quarter of fiscal 2007. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under the existing $130 million DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and provide working capital for our ongoing operations. The exit financing facility matures in October 2011. Annual principal payments, over the next five years are as follows (in millions): fiscal 2007 — $10; fiscal 2008 — $10; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17 and $38 thereafter.

DIP Financing

In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders, providing up to $130 million of debtor-in-possession financing, which consists of a $100 million term loan and a $30 million revolving line of credit. The DIP Agreement is secured by certain assets of the Borrowers. This DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, super priority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein. We borrowed $113 million against this facility. The DIP Agreement terminates and all outstanding borrowed amounts under the DIP Agreement become due on the earliest to occur of (i) the date a plan of reorganization confirmed under Chapter 11 becomes effective, (ii) the date on which an event of default occurs and is continuing, (iii) the date of any decision by the board of directors of any Borrower to proceed with the sale or liquidation of any Borrower without the consent of all of the Lenders, (iv) November 10, 2006, and (v) the date the Borrowers pay all of the required DIP Lenders in full and terminate the term loan under the DIP Agreement, unless terminated earlier in accordance with the terms of the DIP Agreement. On the Effective Date, all amounts due under the DIP Agreement were repaid and the agreement was terminated in accordance with its terms.

Other Long-term Debt

Other long-term debt at September 29, 2006 includes a $0.7 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

14.	Sale of Interest in SGI Japan

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $17 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%. See Note 19 for further information on our related party relationship with SGI Japan.

15.	Guarantees

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at September 29, 2006 was $51 million for which we had $48 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At September 29, 2006, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our condensed consolidated statement of financial position.

Product warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to one year on UNIX® and Linux® systems and up to three years on storage systems. Product warranty activity was as follows (in thousands):

	Successor Company	Predecessor Company
	Sept. 29, 2006	Sept. 30, 2005
Product warranty beginning balance	$5,481	$6,442
New warranties issued	1,195	2,117
Warranties paid	(1,735)	(2,214)
Changes in warranty rate estimates	1	(186)

Product warranty ending balance	$4,942	$6,159

16.	Earnings (loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Net income (loss)	$326,256	$(36,199)

Effect of dilutive securities:
6.50% Senior Secured Convertible Notes	—	—
6.125% Convertible Subordinated Debentures	—	—

Adjusted net income (loss)	$326,256	$(36,199)

Weighted average shares outstanding - basic	271,563	267,036
6.50% Senior Secured Convertible Notes	150,862	—
6.125% Convertible Subordinated Debentures	1,450	—

Weighted average shares outstanding - diluted	423,875	267,036

Net income (loss) per share:
Basic	$1.20	(0.14)

Diluted	$0.77	(0.14)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	26,344	154,295

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of restricted stock awards as well as the assumed conversion of debt using the if-converted method.

This information will not be comparable to earnings per share information reported by the Successor Company because all existing equity interests were eliminated (without a distribution) upon the consummation of the Plan.

17.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Net income (loss)	$326,256	$(36,199)
Change in net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	(1,611)
Foreign currency translation gain (loss) adjustments	95	(424)

Comprehensive income (loss)	$326,351	$(38,234)

18.	Segment Information

We have two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels, and other factors, and are aligned with the process by which executive management makes operating decisions and evaluates performance.

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

Our Core Systems are comprised of our high-performance servers and visualization systems based on Intel Itanium 2 and Xeon microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI® Altix® family of high-performance servers, the SGI® Altix® XE family of cluster products and the SGI® InfiniteStorage line of storage solutions. The Altix family are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. The Altix XE servers deliver superior performance in an ultra-dense low-power package, ideally suited for configuring clusters with optimal price-performance and low total cost of ownership. The InfiniteStorage line is a line of scalable, high-performance storage solutions built specifically for data-intensive workflow management, faster cycle times, and higher levels of access, availability and security. Within the InfiniteStorage line, we offer a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations.

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

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Core Systems:
Computer systems products	$34,476	$53,993
Data management products	12,750	13,816

Total Core Systems	47,226	67,809
Legacy Systems:
Computer systems products	12,324	20,913
Data management products	618	1,816

Total Legacy Systems	12,942	22,729

Total Products revenue	$60,168	$90,538

Support services	$48,834	$57,175
Professional services and solutions	12,803	13,026

Total Global Services revenue	$61,637	$70,201

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

Operating results for our reportable segments were as follows (in thousands):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Revenue from external customers:
Products	$60,168	$90,538
Global services	61,637	70,201

Total consolidated	$121,805	$160,739

Operating Income (loss):
Products	$(23,448)	$(31,654)
Global services	11,912	8,440

Total reportable segments	(11,536)	(23,214)
Restructuring	(3,926)	(7,185)

Total consolidated	$(15,462)	$(30,399)

19.	Related Party Transactions

Our proportionate share of SGI Japan's financial results is included as a component of Interest and Other Income (Expense), net in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. However, because of our related party relationship with SGI Japan, we reduce our proportionate share of their financial results for any SGI product sold to SGI Japan that has not been sold through to their customers, by the amount of profit on those transactions. Due to the timing of receipt of financial reporting information from SGI Japan, these entries are recorded on a one-quarter lag, unless the amount of profit on product not yet sold through to SGI Japan’s customers during the quarter is materially different from previous quarters. When materially different, we reduce our proportionate share of SGI Japan’s financial results by the amount of the profit on those specific transactions in the current quarter.

Revenue and standard cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Product revenue	$15,377	$16,826

Standard cost of product revenue	$9,233	$10,873

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at September 29, 2006 and September 30, 2005.

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $17 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we will account for this investment under the cost method of accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, effective for our second quarter of fiscal 2007.

20.	Contingencies

We may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we record a provision for a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Our U.S. income tax returns for fiscal years 2003 to 2005 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. The current settlement proposals may result in a significant tax credit. We are currently being audited for state sales and use tax matters for the years 2000 through 2006 in California and for property taxes in the County of Santa Clara, California for the years 2003 through 2006. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. The adjustments are currently being reviewed by the Canadian Revenue Authorities and if accepted, will result in a significant tax credit. Our tax reserves associated with these historic Canadian federal tax returns have been prepared on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations, or cash flows.

As described in Note 1, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Emergence Date, we emerged from Chapter 11.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, the Predecessor Company received a letter from SCO Group alleging that, as a result of its activities related to the Linux operating system, it was in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 Cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($5.8 million based on the conversion rate as of September 29, 2006). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($11.4 million based on the conversion rate as of September 29, 2006), which exceeds our contractual limit of liability of €2 million ($2.5 million based on the conversion rate as of September 29, 2006). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($4.8 million based on the conversion rate as of September 29, 2006) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against the Predecessor Company in the U.S. District Court, Northern District of California, in connection with the Predecessor Company’s termination of its contract with Syntegra and transition of its business to an alternate vendor alleging, among other things, breach of contract, unfair competition and misappropriation of trade secrets. This complaint was dismissed from the federal court as improperly filed and on September 20, 2005, Syntegra re-filed a substantively similar complaint in the Superior Court of California, Santa Clara County. On November 7, 2005, the Predecessor Company filed its answer to Syntegra’s complaint and, additionally, filed a cross complaint against Syntegra for, among other things, declaratory relief and breach of contract. We are in discussions regarding a potential settlement that would fully resolve this claim by providing for an allowed general unsecured claim in the bankruptcy.

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Company in respect of the Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE's proofs of claims. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors' Plan, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against SGI. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the Plan. On September 26, 2006, the Predecessor Company filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, we reached an agreement in principle with LGE to settle its pre-petition claim. Under that agreement, LGE will receive an allowed general unsecured claim payable from funds set aside for the satisfaction of pre-petition claims under the Plan. The precise amount of LGE’s allowed claim has not yet been determined. The agreement is subject to negotiation and execution of a mutually-acceptable settlement agreement, which the parties anticipate completing by the end of November 2006. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

The Predecessor Company first learned of LGE’s claims in December 2000 when it received a letter stating LGE’s belief that the Company was infringing eight patents owned by LGE. During the past several years, the parties have exchanged correspondence and held numerous meetings in an effort to resolve the claims. Although LGE has made a demand for a monetary settlement to its claims, no formal action was filed prior to bankruptcy. LGE is currently in the process of litigating similar patent claims with several other system manufacturers and has indicated to the Company that it is reserving all rights concerning its claims pending the resolution of that litigation. Until the LGE Motion, the Predecessor Company had not received any further correspondence from LGE since an April 5, 2004 letter indicating that the lawsuits against the other companies were still pending and that LGE would continue licensing discussions at any time.

We do not believe LGE’s claims of post-petition patent infringement are meritorious and intend to oppose them. On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI's line of Radeon® graphics processors infringe U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a Court Ordered injunction against future infringement by ATI.

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

On April 27, 2004, the Predecessor Company received a letter from counsel for Patriot Scientific Corporation listing six patents purportedly owned by Patriot concerning various microprocessor technologies. The letter did not name any specific products of the Predecessor Company but noted that Patriot had commenced litigation against six companies in two separate litigations, including Intel. On September 23, 2005, the Predecessor Company received a follow up letter from Alliacense, which purported to be a successor entity to Patriot. The September 2005 letter stated that Alliacense had reached agreement with several companies, including Intel and AMD, for licenses to the subject patents. The letter did not identify any specific products of the Predecessor Company that Alliacense believed to infringe any of the subject patents; however, the letter states Alliacense's belief that “virtually every product manufactured today utilizing microprocessors or embedded microprocessors" will require a portfolio license from Alliacense. We believe that Alliancense's assertions are without merit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2007, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to: our ability to implement business strategies and restructuring plans; our ability to maintain adequate liquidity; our ability to obtain and maintain normal terms with customers, suppliers and service providers; our ability to continue as a going concern; our ability to operate pursuant to the terms, including the covenants, of our credit agreement; our ability to maintain contracts that are critical to our operation; risks associated with the volatility of our stock price; risks associated with the timely development, production and acceptance of new products and services; increased competition; dependence on third party partners and suppliers; the failure to achieve expected product mix and revenue levels; failure to manage costs and generate improved operating results and cash flows; failure to maintain compliance with debt covenants; and failure to maintain adequate cash resources for the operation of the business. Additional risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2006 with continuing effect in fiscal 2007; changes in customer order patterns; the impact of employee attrition and our ability to hire certain key professionals and executives in areas such as sales, marketing, finance, engineering and product management in order to execute our business strategies; adverse changes in general economic or business conditions; possible disruption if there is a loss of key personnel or executives; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

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

Silicon Graphics, Inc.’s emergence from Chapter 11 proceedings on October 17, 2006 (as described below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor Company” or “we” in the following discussion refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. For further information on the Chapter 11 proceedings and fresh-start accounting, see Note 2 and Note 4, respectively, to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11. For further information regarding these petitions, see Note 2 to our Notes to the Condensed Consolidated

Financial Statements in Part I, Item 1 of this Form 10-Q . On September 19, 2006, the Court entered its Confirmation Order confirming the Plan and we emerged from Chapter 11 on the Emergence Date. Under the Plan, all of the Predecessor Company’s existing common stock, stock options and restricted stock awards was cancelled upon emergence and the equityholders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from Chapter 11 proceedings on the Emergence Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessor Company's financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations from and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business.

Overview

We are a leading provider of products, services, and solutions for use in high-performance computing and storage. We sell highly scalable servers, storage solutions, and associated software products that enable our customers in the scientific, technical and business communities to solve their most challenging problems and that provide them with strategic and competitive advantages. Whether analyzing images to aid in brain surgery, studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” insights from mining a company’s massive databases, SGI’s systems are designed to compute vast amounts of data, translate data into high-resolution images in a realistic timeframe and scale, and provide high-speed storage. We also offer a range of services and solutions, including professional services, customer support, and education. These products and services are used in a range of industries including defense and intelligence, sciences, engineering analysis, and enterprise data management.

Business Strategy

For more than 20 years, our systems have enabled discovery, innovation and information transformation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. We are taking the knowledge that we have gained in our traditional markets, coupled with the services our customers rely on and are making that more broadly available across our customers’ organization or enterprise. The unique shared-memory architecture of our server product line enables enterprise customers dealing with bigger data sets to access, analyze and transform their data to improve their decision-making and their overall competitive advantage. Furthermore, we have expanded our product line to include servers with Intel Xeon processors and clusters. Our strategy, to incorporate leading-edge technology in point-solutions that target specific workflow requirements and package the technology in a unified solution, enables all customers to efficiently deploy a “blended” server solution to support multi-workflow requirements.

This strategy requires that we maintain industry leadership with our products and services and provide highly differentiated solutions to our customers. Accordingly, the core elements of our strategy are as follows:

•	Leading-Edge Innovation. Being at the forefront of high-performance computing, data management and services is core to our strategy, and accordingly we invest significantly in product development. We have introduced many important innovations to the world, including the first scalable NUMA (“Non-Uniform Memory Access”) system and work that led to the first storage area networks. Recent innovations in interoperability have brought us a range of product lines that operate well together in customer environments, enabling us to solve a broader range of customer problems.

•	Support of Industry Standards. We are committed to the support of open standards for core elements of our new generation products, while focusing our proprietary component technology development to areas that deliver differentiated features and performance. Commitment to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price performance of today’s best-of-breed components, such as commodity DRAMs and the Intel Itanium and Xeon families of processors. Second, it enables SGI to leverage the research and development of Intel and the Linux community and therefore to focus our resources on systems architecture, storage management and solution delivery, all of which we believe is differentiated in important respects in the marketplace. Third, our support of industry standards, such as the Linux operating system, enables SGI to assimilate easily into standards-based IT environments.

•	Direct Engagement with Our Customers. SGI benefits greatly from its close association with its customers, who are often among the leading experts in their fields. We maintain a program of regular contact and technical discourse with our customers. In addition to sponsoring many industry conferences and forums around the world, our engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes elite users of our solutions. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach, and we consider this close association to be a core part of our ongoing strategy.

•	Market Focus. Leveraging our strengths in scalable high-performance computing, data management and deep domain expertise, we are developing solutions that map to customers’ enterprise and workflow environments. We have also aligned our marketing resources to address specific market needs and drive innovation to benefit our target markets.

•	Investing in ISV and Reseller Relationships. We depend on a strong ecosystem of software, hardware and partners. We are investing in a worldwide global developer program for independent software vendors, including porting and benchmarking support, direct interaction with our engineering staff, and sales and marketing resources. We understand that our success depends on theirs. We also engage in a variety of programs with OEM and reselling partners, who bring our technologies to a variety of customers not serviced directly by us. Investment in developing reseller channels and in software application partners joint marketing continues to be a key strategy for us, as it supports our ability to deliver a complete market-driven solution.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. During the first three months of fiscal 2007, the Predecessor Company’s accounting calendar had 13 weeks compared with 14 weeks during the first three months of fiscal 2006.

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
(Dollars in millions, except per share amounts; numbers may not add due to rounding)
Total revenue	$122	$161
Cost of revenue	75	101

Gross profit	47	60
Gross profit margin	38.4%	37.3%
Total operating expenses	62	90

Operating loss	(15)	(30)
Interest and other income (expense), net	3	(5)

Loss before reorganization items and income taxes	(12)	(36)
Reorganization items, net	340	—

Income (loss) before income taxes	328	(36)

Net income (loss)	$326	$(36)

Net income (loss) per share:
Basic	$1.20	$(0.14)

Diluted	$0.77	$(0.14)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 18 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Total revenue is principally derived from two reportable segments, Products and Global Services. Our Products segment is comprised of our Core Systems, representing our high-performance servers and other products based on Intel Itanium 2 and Xeon microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, representing our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system.

Revenue for the first quarter of fiscal 2007 decreased $39 million or 24% compared with the corresponding period of fiscal 2006 reflecting declines in sales across all reportable segments and all geographies.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Core Systems	$47	$68
Legacy Systems	13	23

Total Products	$60	$91
% of total revenue	49%	56%

Global Services	$62	$70
% of total revenue	51%	44%

Products. Revenue from our Products segment for the first quarter of fiscal 2007 decreased $31 million or 34% compared with the corresponding period in fiscal 2006. The overall decline in product revenue was primarily attributable to a smaller number of large dollar transactions, especially in the Altix family of servers, an overall decline in volume and the cancellation of our Prism and Prism Deskside products in August 2006.

Revenue from Core Systems for the first quarter of fiscal 2007 decreased $21 million or 31% compared with the corresponding period in fiscal 2006. The decline in Core Systems revenue is primarily a result of fewer large dollar transactions for Altix servers for the first quarter of fiscal 2007 compared with the corresponding period of fiscal 2006, coupled with the overall decline in our business over the past year leading up to our Chapter 11 filing, and the cancellation of our Prism and Prism Deskside products in August 2006. Despite reduced sales volumes, storage system revenue remained relatively constant for the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006, primarily due to an increase in average selling prices.

Revenue from Legacy Systems for the first quarter of fiscal 2007 decreased $10 million or 43% compared with the corresponding period in fiscal 2006 principally due to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. The decline in revenue for the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006 is primarily a result of reduced volumes of both our Fuel and Tezro visual workstations. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products for the first quarter of fiscal 2007 decreased compared with the corresponding periods in fiscal 2006 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based server systems, compounded by the impact on our European remanufactured products business due to the implementation of RoHS requirements as of July 2006.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and our consulting and managed services.

Revenue from Global Services for the first quarter of fiscal 2007 decreased $8 million or 11% compared with the corresponding period in 2006. The decline was primarily due to a reduction in our traditional customer support revenue resulting from lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting from fewer contract renewals. To a lesser extent, a decline in revenue generated from professional services contracts also contributed to the overall decline in Global Services revenue.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Predecessor Company
	Three Months Ended
Area	Sept. 29, 2006		Sept. 30, 2005
Americas	$76	63%	$89	55%
Europe	21	17%	37	23%
Rest of World	25	20%	35	22%

Total revenue	$122		$161

The shift in geographic revenue mix in the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006 is primarily the result of restructuring actions initiated in Europe causing short-term disruption in business operations and therefore lower revenue.

Backlog. Our consolidated backlog at September 29, 2006 was $113 million, up from $99 million at September 30, 2005. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog increased within the Core Systems segment, specifically with regard to our Linux-based Altix servers and storage systems, offset in part by a decrease in professional services. Backlog decreased within the Legacy Systems segment, principally due to customers transitioning away from the legacy system technology into Linux based systems. Backlog increased primarily in Europe and slightly in Japan with slight decreases experienced in all other regions. The increase in backlog in Europe is primarily associated with significant orders from Leibniz Computing Center in Munich, Germany and the Technical University in Dresden, Germany.

We do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for product and professional services for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts such as a current order from a European supercomputing center for which a portion of the value is not reflected in our current backlog. A portion of this order is currently scheduled to ship outside the time provided in our bookings policy and the contract is not expected to be recognized as revenue until fiscal 2008. These types of orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

Overall, gross profit margin for the first quarter of fiscal 2007 increased from 37.3% to 38.4% compared with the corresponding periods of fiscal 2006. This improvement was primarily due to an improvement in service gross profit margin, offset in part by a decline in product and other gross profit margin.

Product and other gross profit margin for the first quarter of fiscal 2007 decreased 1.4 percentage points compared with the corresponding period in fiscal 2006. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006. Competitive pricing pressures from low cost commodity cluster systems also contributed to the decline in gross profit margin. In addition, we continue to see a shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. The decline in product and other gross profit margin for the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006 was offset in part by fewer large low margin transactions, which are typically negotiated with high discount rates due to very competitive bidding processes.

Service gross profit margin for the first quarter of fiscal 2007 increased 1.7 percentage points compared with the corresponding periods in fiscal 2006. The improvements in service gross profit margins primarily resulted from the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures coupled with improved margins on professional services contracts.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Predecessor Company
	Three Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Research and development	$16	$23
% of total revenue	13%	15%
Selling, general and administrative	$42	$60
% of total revenue	35%	37%
Other operating expenses, net	$4	$7
% of total revenue	3%	4%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the first quarter of fiscal 2007 decreased by 30% from the corresponding period of fiscal 2006 and decreased as a percentage of total revenue from 52% to 48%. The decline in operating expenses was primarily attributable to lower headcount resulting from our restructuring activities and through employee attrition and from the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels. The reduction in operating expenses improved slightly by the fact that the Predecessor Company’s accounting calendar had 13 weeks during the first three months of fiscal 2007 compared with 14 weeks during the first three months of fiscal 2006.

Research and Development Expense. Research and development expense for the first quarter of fiscal 2007 decreased $7 million or 31% compared with the corresponding period of fiscal 2006. The decrease reflects a 24% reduction in headcount and lower facilities and information technology-related costs resulting from continued restructuring actions to reduce expenses, unplanned attrition and credits to expense received from Research and development funding arrangements. We will continue to focus our research and development investments toward potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the first quarter of fiscal 2007 decreased by $18 million or 29% compared with the corresponding period of fiscal 2006. Decreases were primarily due to a 42% reduction in headcount and other cost savings measures.

Other Operating Expenses. Over the past several years in response to declining revenues, the Predecessor Company initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense of $4 million and $7 million for the first quarters of fiscal 2007 and fiscal 2006, respectively, represented the costs of our restructuring plans. Other operating expense for the first quarter of fiscal 2007 includes a $4 million charge for severance costs and immaterial other accruals and adjustments. As of September

29, 2006, as a result of the restructuring actions undertaken, we anticipate operating cash outflows of $4 million during the 12 months following September 29, 2006, for severance and related charges and $2 million through fiscal 2011 for facilities related expenditures, which is net of estimated sublease income of $2 million. See Note 6 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding restructuring activities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Predecessor Company
	Three Months Ended
	September 29, 2006	September 30, 2005
Interest expense	$(7,688)	$(3,475)

Investment gain (loss)	$10,100	$(227)
Foreign exchange gain (loss)	23	(161)
Miscellaneous income (expense)	526	(273)
Interest income	637	300

Interest and other income (expense), net	$11,286	$(361)

Income (loss) from equity investment	$105	$(1,468)

Interest Expense. Interest expense increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 principally due to the amortization of short-term loan costs associated with our DIP financing arrangement that was completed late in the fourth quarter of 2006. The DIP financing arrangement also carried a higher rate of interest than the credit facilities utilized in fiscal 2006, which also contributed to higher interest expense.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net , for the three months ended September 29, 2006, is primarily composed of a $10 million pre-tax gain on the sale of a portion of our equity interest in SGI Japan.

Income (Loss) from Equity Investment. Income (loss) from equity investment represents our share of the results of operations of SGI Japan.

Reorganization items

Reorganization Items, Net. Reorganization items, net represent expense or income amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

Three months ended
September 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization and fresh-start reporting	(142,033)
Increase to fresh-start basis of assets and liabilities	(200,963)

$(340,397)

Provision for Income Taxes

The Predecessor Company’s net provision for income taxes of $2.4 million for the first three months of fiscal 2007 arose principally from withholding taxes paid on our gain on the sale of a portion of our equity interest in SGI Japan mentioned above and net income taxes payable in foreign jurisdictions. The net benefit for income taxes of $0.5 million for the first three months of fiscal 2006 arose principally from net income taxes payable in foreign jurisdictions.

Financial Condition

Cash Balances. At September 29, 2006, our unrestricted cash and cash equivalents and marketable investments totaled $83 million, compared with $55 million at June 30, 2006. The balance as of the September 29, 2006 Fresh Start date includes the effect of the financing and equity Plan effects which resulted in net cash inflows of $29 million. The payment of approximately $48 million in Plan related obligations that were paid beginning on Oct. 17, 2006, and will continue on negotiated payment terms through the third quarter of fiscal 2007, have not been deducted from this cash balance. In addition, at emergence we had $30 million of capacity available under the exit financing revolver. We plan to utilize up to the full availability under the revolver to fund intra-quarter cash needs starting in the second quarter of fiscal 2007. At September 29, 2006 and June 30, 2006, The Predecessor Company also held $50 million and $48 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The decrease in cash and cash equivalents compared with June 30, 2006 is primarily the result of cash used in operations during the first three months of fiscal 2007, offset in part by cash provided by the sale of a portion of the equity investment in SGI Japan to SGI Japan, Ltd and the Predecessor Company’s borrowings.

Cash Consumption Trends. Primarily as a result of net losses and costs associated with the Chapter 11 proceedings, operating activities used $30 million during the first three months of fiscal 2007, compared with providing $9 million during the same period of fiscal 2006. The negative operating cash flows in the first three months of fiscal 2007 were primarily due to the Predecessor Company’s operating losses and low revenue levels. The Predecessor Company generated $8 million from its accounts receivable collections during the first three months of fiscal 2007, a decrease from the $23 million that was generated during the same period of fiscal 2006. During the first three months of fiscal 2007, inventory increased $14 million compared to the $6 million decrease in inventory reported in the first three months of fiscal 2006. Deferred revenue increased $18 million in the first three months of fiscal 2007 compared with an increase of $6 million in the same period of fiscal 2006, primarily resulting from lower customer support contract renewals. Accounts payable increased $6 million in the first three months of fiscal 2007 compared with a decrease of $5 million in the same period of fiscal 2006, consistent with the level of inventory purchases in each period presented. During the first three months of fiscal 2007, accrued compensation increased $3 million compared with the $4 million decrease in accrued compensation in the same period of fiscal 2006 primarily due to the timing of the payment of payroll as well as fluctuations in headcount due to planned reductions and attrition. Included in the Predecessor Company’s cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $5 million and $8 million in first three months of fiscal 2007 and fiscal 2006, respectively. In the first quarter of fiscal 2007, adjustments were made to cashflow from operations to reflect the effect of the plan of reorganization and the associated revaluation of assets and liabilities.

Investing activities provided $16 million in cash during the first three months of fiscal 2007, compared with using $2 million during the same period of fiscal 2006. The positive cash flows in the first three months of fiscal 2007 were primarily due to the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. Principal investing activities in the first three months of both fiscal 2007 and fiscal 2006 primarily consisted of purchases of property and equipment of $1 million each.

Financing activities provided $41 million in cash during the first three months of fiscal 2007, compared with $3 million during the same period of fiscal 2006. During the first three months of fiscal 2007, we repaid debt principal of $130 million and received proceeds of $30 million from DIP funding issued while under Chapter 11 and $85 million from our new exit financing. During the first three months of fiscal 2006, the Predecessor Company received $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt. During the first three months of fiscal 2006, the Predecessor Company also received proceeds of $2 million from stock issued under the Predecessor Company’s employee stock plans.

The Predecessor Company incurred net losses and negative cash flows from operations during each of the past several fiscal years. At September 29, 2006, the Successor Company’s principal sources of liquidity included unrestricted cash and marketable investments of $83 million, up from the Predecessor Company’s balance of $55 million at June 30, 2006. Currently, we expect to consume cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our exit financing agreement for fiscal 2007.

DIP Financing. On May 10, 2006, the Predecessor Company entered into an Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provided a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets. In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders providing up to $130 million of debtor-in-possession financing consisting of a $100 million term loan and a $30 million revolving line of credit. This DIP Agreement was approved by the Court on June 26, 2006 and replaced the $70 million Interim DIP Financing and the pre-petition credit agreement. The DIP Agreement was secured by certain assets of the Borrowers.

The DIP Agreement terminated upon Emergence from Chapter 11 and the $113 million outstanding balance was paid in full with proceeds from the Rights Offering and sale of Overallotment shares and funds from the exit financing facility described below.

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for the Company's ongoing operations. The exit financing facility matures in October 2011. The annual payments, including estimated interest, over the next five years are as follows (in millions): fiscal 2007 — $11; fiscal 2008 — $12; fiscal 2009 — $24; fiscal 2010 — $27; fiscal 2011 — $24 and $40 thereafter.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for the remainder of fiscal 2007. While we are continuing to implement initiatives aimed at improving revenue and margins for our Core Systems products, we expect to continue consuming cash from operations through at least calendar year 2006. In addition to cash generated from our operations, we expect the net funds from our new credit agreement to provide working capital for our ongoing operations. We cannot be certain however, that the funds provided by the new credit agreement will be adequate to achieve our objectives. If we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to develop and implement further restructuring plans, evaluate other strategic alternatives, or become subject to further insolvency proceedings.

Contractual Obligations

During the first three months of fiscal 2007, the only material change to the Predecessor Company’s contractual obligations was the signing of a new lease for our replacement headquarters facility in Sunnyvale, California. On September 7, 2006 the Predecessor Company entered into a Lease Agreement with Christensen Holdings, L.P. The lease is for approximately 128,154 square feet with an initial five year lease term. We expect to occupy the new facility by the end of calendar 2006. The following are the future minimum rent obligations for this lease (in thousands):

Successor Company
Rent Obligations
Current Year	$1,252
Fiscal 2008	1,554
Fiscal 2009	1,615
Fiscal 2010	1,677
Fiscal 2011	1,738
Thereafter	291

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe there have been no significant changes during the three months ended September 29, 2006 to the items that the Predecessor Company disclosed as its critical accounting policies and estimates in its discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.

Fresh-Start Reporting

Although we emerged from bankruptcy on October 17, 2006, we adopted “fresh-start” reporting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start reporting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start required us to allocate our reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor Company” in the Financial Statements and the notes thereto refer to the Company on and after September 29, 2006, after giving effect to the provisions of the Plan and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to the Company prior to September 29, 2006. Accordingly, our financial information disclosed under the heading “Successor Company” as of September 29, 2006 is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company” as of June 30, 2006. For further information on fresh-start accounting see Note 4.

The condensed consolidated balance sheet as of September 29, 2006 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start reporting. The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of September 29, 2006 and will have a material impact on consolidated statements of operations for periods subsequent to September 29, 2006.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the twelve months following the adoption of fresh-start reporting. The Successor Company is still in the process of completing its review of these accounting pronouncements for impact on its consolidated results of operations.

Risks That Affect Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. The Predecessor Company incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At September 29, 2006, the Predecessor Company’s principal source of liquidity was unrestricted cash and marketable investments of $53 million, down from $77 million at September 30, 2005. Currently, we expect to continue consuming cash from operations through at least the first half of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plans for fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our financing arrangements. See“—Financial Condition”.

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

Our financial results have been and will continue to be affected by the adoption of fresh-start accounting and do not reflect historical trends. Our emergence from Chapter 11 proceedings on the Emergence Date has resulted in a new reporting entity and adoption of fresh-start reporting in accordance with Statement of Position (“SOP”) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As required by fresh-start accounting, our assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Company's financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations from and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical consolidated financial statements of the Predecessor Company. For further information about fresh-start accounting, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Fresh-Start Reporting”.

We face significant challenges in connection with our reorganization. On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 effective as of the Emergence Date. See Note 1 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information. Our ability to continue as a going-concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to achieve profitability, and (v) our ability to implement our revenue stabilization initiatives. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

We may not achieve our operating goals and may not be in compliance with debt covenants. On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, were used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. See Note 13 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Under the terms of the exit financing, we are required to comply with various terms and conditions. Although to date we have been in compliance, there can be no assurance that we will be able to comply with such terms and conditions in the future. In the event that we default under the exit financing agreement and the exit financing agreement is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the exit financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In addition, if we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to sell all or parts of our business, develop and implement further restructuring plans or become subject to further insolvency proceedings.

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries. During the course of our Chapter 11 proceedings, the Court entered orders allowing us to pay certain pre-petition key vendor trade claims in the ordinary course of business, however, we were not permitted to pay all of our vendors in full. Although we did not experience any significant disruption in our relationships with our suppliers or vendors during the reorganization, we may have difficulty maintaining existing relationships, or creating new relationships with suppliers or vendors in the future due to the residual effects of the bankruptcy filing. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on terms such as ‘cash on delivery,’ ‘cash on order,’ or other terms that could have an adverse impact on our short-term cash flows. In addition, the fact that we recently completed a bankruptcy reorganization may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

The publicity surrounding our bankruptcy reorganization might also adversely affect the businesses of our non-debtor subsidiaries. Because our business is closely related to the businesses of all of our subsidiaries, any downturn in the business of our subsidiaries could also affect our prospects. It remains uncertain whether our recently completed bankruptcy reorganization and the associated risks will adversely affect the businesses of any of our subsidiaries in the future.

The cancellation of our prior common stock may adversely affect our ability to attract new stockholders in the future. Under the Plan, all of the Predecessor Company’s existing common stock was cancelled upon emergence and the holders of such securities received no recovery. This has caused a significant negative reaction from the Predecessor Company’s former stockholders and may adversely affect our ability to attract new stockholders in the future.

Our on-going restructuring activities may not reduce our losses and cash consumption. The Predecessor Company implemented several expense-related restructurings in recent years. In addition, in September 2005, March 2006, and June 2006, the Predecessor Company began to implement restructuring plans aimed at further substantial expense reductions and we continue to execute on these plans. See "—Overview—Further Restructurings to Reduce Expenses". Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish their intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We are operating under new leadership that will cause strategic and operational changes in our business. On January 27, 2006, the Board of Directors of the Predecessor Company appointed Mr. Dennis McKenna as the new President and Chief Executive Officer in order to effectuate the turnaround of the business. In addition, our Board of

Directors appointed Mr. McKenna as a director on February 1, 2006. Also on February 27, 2006, Mr. Jeffery Zellmer, the Predecessor Company’s Senior Vice President and Chief Financial Officer and Mr. Warren Pratt, the Predecessor Company’s Executive Vice President and Chief Operating Officer, resigned. Ms. Kathy Lanterman, the Predecessor Company’s Vice President and Controller, was appointed the new Senior Vice President and Chief Financial Officer of the Predecessor Company. We are currently in a transition period as a result of these leadership changes and we cannot assure you that such strategic and operational changes will lead to an improvement of our business and financial condition. There can also be no assurance that any such strategic and operational changes will not lead to a further deterioration of our business or financial condition.

Our efforts to complete the Company’s turnaround efforts will require significant changes in the executive structure. Our success depends on our ability to hire key incremental skills into the Successor Company at an executive level. While we are making every effort to identify and hire the identified new talent, we can make no assurances as to the amount of time this process will take. In addition, the process may result in additional changes in key employee and executive positions as we work to establish our future company organization. We cannot assure you that such changes, if any, will lead to an improvement of our business and financial condition.

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

Our financial reporting controls and procedures may be impaired by our restructuring activities and attrition. The uncertainties surrounding our business prospects, the Chapter 11 filing, and our continuing restructuring actions have increased the challenges of attracting and retaining qualified employees. Attrition rates have increased significantly in fiscal 2006 and the first quarter of fiscal 2007 compared with fiscal 2005. There is no guarantee that we can retain highly qualified employees, or that we will be able to hire highly qualified candidates, as new skills are needed. In addition, while we will strive to ensure that material weaknesses do not develop in our internal controls due to headcount reductions or other factors, there is no guarantee that our internal controls will be unaffected by the restructuring actions or increasing attrition. If material weaknesses develop and we are unable to efficiently and effectively address these matters, investors could lose confidence in the reliability of our internal controls over financial reporting.

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

We may not be able to retain and attract qualified employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects, the Chapter 11 Cases and our continuing restructuring actions have increased the challenges of retaining world-class talent. Our attrition rates have increased significantly in fiscal 2006 and the first quarter of fiscal 2007 compared with fiscal 2005. Although we have put programs in place to encourage employee retention, there is no guarantee that we can retain highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

In addition, our growing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming embroiled in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. The Predecessor Company received a notice from SCO Group purporting to terminate, as of October 14, 2003, our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. Nonetheless, there can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect on us, or that SCO Group’s intellectual property claims will not impair the market acceptance of the Linux operating system.

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against us in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against us in respect of our alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE's proofs of claim. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors' plan of reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Company. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the plan of reorganization. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, we reached an agreement in principle with LGE to settle its pre-petition claim. Under that agreement, LGE will receive an allowed general unsecured claim payable from funds set aside for the satisfaction of pre-petition claims under the Plan. The precise amount of LGE’s allowed claim has not yet been determined. The agreement is subject to negotiation and execution of a mutually-acceptable settlement agreement, which the parties anticipate completing by the end of November 2006. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

We do not believe that LGE’s claims of post-petition patent infringement are meritorious and we intend to oppose them. On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents. See “Legal Proceedings”.

On April 27, 2004, the Predecessor Company received a letter from counsel for Patriot Scientific Corporation listing six patents purportedly owned by Patriot concerning various microprocessor technologies. The letter did not name any specific SGI products but noted that Patriot had commenced litigation against six companies in two separate litigations, including Intel. On September 23, 2005, the Predecessor Company received a follow up letter from Alliacense, which purported to be a successor entity to Patriot. The September 2005 letter stated that Alliacense had reached agreement with several companies, including Intel and AMD, for licenses to the subject patents. The letter did not identify any specific products of SGI that Alliacense believed to infringe any of the subject patents; however, the letter states Alliacense's belief that “virtually every product manufactured today utilizing microprocessors or embedded microprocessors" will require a portfolio license from Alliacense. We believe that Alliancense's assertions are without merit. See “Legal Proceedings”.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI's line of Radeon® graphics processors infringe U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a Court Ordered injunction against future infringement by ATI.

We will not be able to utilize a significant portion of our net operating loss and credit carryforwards. Prior to our emergence from Chapter 11, the Predecessor Company had over $1 billion in U.S. net operating loss (“NOL”) carryforwards due to prior period losses. Most of these net operating loss carryforwards were incurred prior to our Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of net operating loss and credit carryforwards of a loss corporation are limited if during a testing period (usually three years) there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, we exchanged some of our debt for common stock. This exchange resulted in more than a 50% cumulative shift in our stock ownership. However section 382(l)(5)(A) of the Internal Revenue Code (the Code) provides an exception to the above described limitation if the shift in ownership was as a result of bankruptcy filing under Chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of this exception will lose its entire pre-bankruptcy net operating losses if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. The Code also provides in section 382(l)(5)(H) that a taxpayer who ordinarily would qualify for this exception may elect out and become subject to the section 382 limitation. We are currently in the process of evaluating the benefit of electing out of this exception. The Code requires that the election to forego the benefit of this exception be made with a timely filed tax return for the year in which the shift in ownership occurred. If we elect to forego the benefit of section 382(l)(5)(A), our ability to utilize our net operating losses in future years will be limited. As a result, if in any given future fiscal period our taxable profits are in excess of the restricted losses available for offset, this limitation would reduce our after tax income, thereby negatively affecting our cash balances and liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is included in the section above entitled “Our business is subject to market risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 20 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which information is hereby incorporated by reference.

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is included under "Risks That Affect Our Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and is incorporated herein by reference.

Item 5. Other Information

On November 7, 2006, the Compensation and Human Resources Committee of the Board of Directors of the Successor Company approved performance bonus awards as described in the “Summary of November 7, 2006 Performance Bonus Awards” attached as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The following Exhibits are filed as part of this Report:

10.1	Form of Indemnification Agreement between the Company and its directors and executive officers.

10.2	Summary of November 7, 2006 Performance Bonus Awards.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis McKenna and Kathy Lanterman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman
Chief Financial Officer and Corporate Controller (Principal Financial Officer)