Form 10-Q
period 2006-12-29
SILICON GRAPHICS INC
filed 2007-02-12
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 29, 2006.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to              .

Commission File Number 1-10441

SILICON GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2789662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 East Arques Avenue, Sunnyvale, California 94085-4602

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of January 26, 2007, there were 11,125,000 shares of Successor Company Common Stock, par value $0.01, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	December 29, 2006	December 30, 2005	September 29, 2006	December 30, 2005
Product and other revenue	$58,680	$62,078	$45,229	$135,866
Product revenue from related party	5,002	4,839	15,377	21,665
Service revenue	44,041	69,879	61,199	140,004

Total revenue	107,723	136,796	121,805	297,535

Costs and expenses:
Cost of product and other revenue (1)	59,918	43,517	42,710	106,067
Cost of service revenue	29,387	37,435	32,265	75,607
Research and development	14,984	21,255	16,007	44,620
Selling, general, and administrative (2)	41,606	57,627	42,359	117,493
Other operating expenses, net (3)	2,885	10,114	3,926	17,299

Total costs and expenses	148,780	169,948	137,267	361,086

Operating loss	(41,057)	(33,152)	(15,462)	(63,551)

Interest expense (contractual interest of $7,841 for the three -month period ended September 29, 2006)	(3,158)	(4,028)	(7,688)	(7,503)
Interest and other income (expense), net (4)	1,199	202	11,286	(158)
Income from equity investment	—	1,601	105	133

Loss before reorganization items and income taxes	(43,016)	(35,377)	(11,759)	(71,079)

Reorganization items, net	—	—	340,397	—

Income (loss) before income taxes	(43,016)	(35,377)	328,638	(71,079)

Income tax provision	678	287	2,382	784

Net income (loss)	$(43,694)	$(35,664)	$326,256	$(71,863)

Net income (loss) per share:
Basic	$(3.93)	$(0.13)	$1.20	$(0.27)

Diluted	$(3.93)	$(0.13)	$0.77	$(0.27)

Weighted-average shares used to compute net income (loss) per share:
Basic	11,125	268,383	271,563	267,710

Diluted	11,125	268,383	423,875	267,710

(1)	Cost of product and other revenue includes $2 million associated with the amortization of intangibles.
(2)	Selling, general and administrative expense includes non-cash costs of $2 million associated with the amortization of intangibles.
(3)	Represents estimated restructuring costs, related accretion expense, and asset impairments in each of the three-month periods ended December 29, 2006, September 29, 2006 and December 30, 2005 and in the six-month period ended December 30, 2005. The three-month period ended December 29, 2006 also included approximately $2 million in bankruptcy-related items incurred post-emergence.
(4)	The three-month period ended September 29, 2006 includes a pre-tax gain of approximately $10 million on the sale of a portion of our investment in SGI Japan. See Note 14.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor Company	Predecessor Company
	December 29, 2006	June 30, 2006
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$75,094	$54,673
Short-term marketable investments	210	203
Short-term restricted investments	33,102	32,539
Accounts receivable, net of allowance for doubtful accounts of $2,600 at December 29, 2006 and $3,117 at June 30, 2006	67,876	58,417
Inventories	92,947	49,997
Prepaid expenses	13,933	10,457
Other current assets	34,458	54,723

Total current assets	317,620	261,009
Restricted investments	294	15,959
Property and equipment, net of accumulated depreciation and amortization	45,105	27,873
Goodwill	4,327	4,515
Other intangibles	82,124	—
Other non-current assets, net	55,873	70,702

	$505,343	$380,058

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$28,995	$8,951
Accrued compensation	31,804	29,224
Income taxes payable	1,972	1,596
Other current liabilities	55,076	46,548
Customer obligations	51,869	9,316
Current portion of long-term debt	571	103,124
Current portion of deferred revenue	74,376	117,907

Total current liabilities	244,663	316,666
Long-term debt	85,000	397
Non-current portion of deferred revenue	7,536	18,291
Other non-current liabilities	25,826	54,928

Total liabilities not subject to compromise	363,025	390,282
Liabilities subject to compromise	—	320,230

Total liabilities	363,025	710,512
Stockholders’ equity (deficit):
New preferred stock, $0.01 par value; 5,000,000 shares authorized;	—	—
New common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,125,000 shares issued and outstanding	186,012	—
Old common stock, $0.001 par value, and additional paid-in capital; 750,000,000 shares authorized; 274,887,761 and 274,247,196 shares issued and outstanding, respectively	—	1,564,504
Accumulated deficit	(43,694)	(1,868,201)
Treasury stock	—	(6,760)
Accumulated other comprehensive loss	—	(19,997)

Total stockholders’ equity (deficit)	142,318	(330,454)

	$505,343	$380,058

(1)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Successor Company	Predecessor Company
	Three Months Ended Dec. 29, 2006	Three Months Ended Sept. 29, 2006 (1)	Six Months Ended Dec. 30, 2005 (1)
Cash flows from operating activities:
Net income (loss)	$(43,694)	$326,256	$(71,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	(342,996)	—
Depreciation and amortization	11,021	10,202	25,792
Amortization of premium and discount on long-term debt, net	—	—	(1,885)
Write-off of in-process R&D	500	—	—
Amortization of inventory fair value to cost of sales	12,576	—	—
Gain on sale of equity investment	—	(9,848)	—
Share-based compensation expense	124	122	1,665
Other	(790)	(1,474)	150
Changes in operating assets and liabilities:
Accounts receivable	(16,569)	8,187	22,867
Inventories	(2,533)	(13,639)	7,997
Accounts payable	(31,222)	6,361	(6,596)
Accrued compensation	(36)	2,616	(9,508)
Deferred revenue	49,265	(18,189)	15,762
Other assets and liabilities	(3,904)	5,844	(7,211)

Total adjustments	18,432	(352,814)	49,033

Net cash used in operating activities	(25,262)	(26,558)	(22,830)

Cash flows from investing activities:
Purchases of marketable investments	61	(61)	(177)
Restricted investments:
Purchases	(13,133)	(6,686)	(26,177)
Maturities	31,155	5,580	19,185
Proceeds from sale of equity investment	—	18,690	—
Purchases of property and equipment	(2,969)	(1,064)	(3,102)
(Increase) decrease in other assets	2,729	(2,327)	(1,253)

Net cash provided by (used in) investing activities	17,843	14,132	(11,524)

Cash flows from financing activities:
Payments of debt principal	(8,185)	(130,007)	(329)
Proceeds from debt financing	8,000	—	35,000
Proceeds from debtors-in-possession financing	—	29,825	—
Proceeds from exit financing	—	85,000	—
Payments of debt issuance costs	—	(896)	(1,546)
Net proceeds from financing arrangements	—	—	1,131
Proceeds from employee stock plans	—	—	1,811
Proceeds from issuance of stock	—	56,529	—

Net cash provided by (used in) financing activities	(185)	40,451	36,067

Net increase (decrease) in cash and cash equivalents	(7,604)	28,025	1,713
Cash and cash equivalents at beginning of period	82,698	54,673	64,247

Cash and cash equivalents at end of period	$75,094	$82,698	$65,960

(1)	In the second quarter of fiscal 2007, we revised our statements of cash flows for fiscal 2006 and the first three months of fiscal 2007. The changes relate to the classification of net changes in selected other long-term assets as operating or financing activities instead of investing activities. These corrections have been made retrospectively modifying the presentation for 2006 and the first three months of fiscal 2007. These changes resulted in a $1.2 million decrease in net cash used in operating activities, a $1.5 million increase in cash flows used in financing activities, and a $0.3 million decrease in net cash used in investing activities in the first six months of fiscal 2006. These changes resulted in a $2.3 million increase in net cash provided by operating activities and a $2.3 million increase in net cash used in investing activities in the first three months of fiscal 2007. These revisions to the statements of cash flows had no impact on the company’s cash and cash equivalents, balance sheet or income statement.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Silicon Graphics, Inc. is a leading provider of products, services, and solutions for use in high-performance computing and data management. We sell solutions based on a complete range of scalable server and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems providing them with strategic and competitive advantages. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” through data-mining, SGI’s solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education. SGI’s solutions, products and services are used in a range of markets including defense and intelligence, sciences, engineering analysis, and both commercial and government enterprise.

Silicon Graphics, Inc.’s emergence from proceedings under chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) on October 17, 2006 (as described in Note 2 below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), as of September 29, 2006. References to “Successor Company” or “we” in the Financial Statements and the notes thereto refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. For further information on fresh-start accounting, see Note 4.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Predecessor Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc., and WTI-Development, Inc. Certain subsidiaries of the Predecessor Company consisting principally of international subsidiaries, were not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors was authorized to continue to operate as an ongoing business, but was not allowed to engage in transactions outside the ordinary course of business without the prior approval of the Court.

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

On May 26, 2006, the Predecessor Company reached a settlement with its landlord to restructure its lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) and received Court approval of the settlement on June 15, 2006. This settlement terminated the Predecessor Company’s lease obligations at ATC and terminated its lease obligations for two buildings at CTC as of June 30, 2006. It also amended the lease obligations for a third building at CTC. Pursuant to the settlement, the Predecessor Company vacated the two buildings at CTC by June 30, 2006 and we vacated the third building on December 31, 2006.

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

Emergence from Chapter 11

After satisfying all conditions precedent to emergence under the Plan, we emerged from Chapter 11 effective as of October 17, 2006 (“Emergence Date”). On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. The Company was in compliance with these covenants during the second quarter of fiscal 2007. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares described below were used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. The exit financing facility matures in October 2011.

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

As of the Emergence Date, the authorized capital stock of the reorganized company consists of 25,000,000 shares of new common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, 10,000,000 shares were issued and distributed to holders of Allowed Secured Note Claims and Allowed Cray Unsecured Debenture Claims and 1,125,000 shares were issued and distributed as Overallotment shares pursuant to the Backstop Purchasers to the Backstop Purchase Agreements. In addition, 1,250,000 shares of the new common stock were reserved for issuance pursuant to the terms of the New Management Incentive Plan in accordance with the Plan. Awards under the Plan were approved and issued on December 1, 2006. See Note 5 for further information regarding this Management Incentive Plan. Awards under the Plan were approved and issued on December 1, 2006. See Note 5 for further information regarding this Management Incentive Plan. No shares of preferred stock are outstanding.

As of the Emergence Date, Dr. Edelheit, Dr. White, Mr. Muller, Mr. Money and Mr. Bishop ceased being directors of the Company (Dr. White and Mr. Money are still directors of SG Federal) and the following persons became members of the Board of Directors pursuant to and by operation of the Plan: Eugene I. Davis, Anthony Grillo, Kevin D. Katari, and Chun Won Yi. Mr. McKenna and Mr. McDivitt remain as directors of the Successor Company. On October 18, 2006, Mr. Katari was elected as Chairman of the Board. On January 31, 2007, the Board of Directors elected Ms. Joanne O’Rourke Isham as a member of the Company’s Board to serve a term expiring at its 2008 Annual Meeting of Stockholders.

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

Reorganization items

Reorganization Items, Net. Reorganization items, net represents expense or income amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended December 29, 2006	Three Months Ended September 29, 2006

Professional fees	$—	$8,942
Gains on settlements with creditors	—	(6,343)
Effects of the plan of reorganization	—	(142,033)
Fresh-start valuation of assets and liabilities	—	(200,963)

	$—	$(340,397)

Included in the effects of the Plan is a of charge of $4 million for the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

Liabilities Subject to Compromise

Liabilities subject to compromise represent the liabilities of the Debtors incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in thousands):

Predecessor Company
June 30, 2006
6.50% Senior Secured Convertible Notes due June 1, 2009	$188,578
6.125% Convertible Subordinated Debentures due February 1, 2011	56,776
11.75% Senior Secured Notes due June 1, 2009	2,386
Accounts payable	55,447
Accrued liabilities	17,043

Liabilities subject to compromise	$320,230

3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly- and majority-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain revisions have been made to all prior periods presented in the condensed consolidated financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission. During the first six months of fiscal 2007, our accounting calendar had 26 weeks compared with 27 weeks during the first six months of fiscal 2006.

Our ability to continue as a going-concern is dependent upon, among other things, (i) our ability to achieve profitability; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; and (iv) our ability to implement our revenue stabilization initiatives. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going-concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern.

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

For the period subsequent to the Petition Date and prior to emergence, the accompanying consolidated financial statements were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items, which included the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, were reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Fresh-Start Accounting

Although the Company emerged from bankruptcy on October 17, 2006, the Predecessor Company adopted “fresh-start” accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting requires the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. References to “Successor Company” or “we” in the Financial Statements and the notes thereto refer to the Company on and after September 29, 2006, after giving effect to the provisions of the Plan and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to the Company prior to September 29, 2006. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company”. While all amounts reflected in this Form 10-Q are reported on a GAAP basis, the Company, in its disclosures in Item 2 herein, explains the results of operations excluding the impact of fresh-start reporting in order to provide transparency in the financial results of the Company. Management believes that such a presentation is necessary to facilitate period over period comparisons of our performance. For further information on fresh-start accounting, see Note 4.

The condensed consolidated balance sheet as of December 29, 2006 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start reporting. The adoption of fresh-start accounting had a material effect on the consolidated financial statements as of December 29, 2006 and September 29, 2006 and will have a material impact on consolidated statements of operations for periods subsequent to December 29, 2006.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the twelve months following the adoption of fresh-start reporting. As a result, we are required to early adopted SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”), and EITF Issue No. 06-3, How Taxes Collected from

Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Successor Company has completed its review of these accounting pronouncements for impact on its consolidated results of operations with the exception of FIN 48 and SAB 108. The early adoption of EITF 06-2 resulted in a $1.7 million increase in our liability for sabbatical leave and was included as part of the fresh-start valuation adjustments.

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

Preliminary reorganization adjustments resulted primarily from the:

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

We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. In June 2006, we determined a reorganization value, together with the financial advisor, using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are based on a variety of estimates and assumptions, which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have a significant effect on the determination of our reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for fiscal 2007-2022 were provided by management based on our best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 2.5% to 5.0% per year over the sixteen-year period. In addition, the analysis includes estimated cost reductions, primarily in selling, general and administrative costs through our plans for headcount reductions and other cost efficiencies. The analysis also includes anticipated levels of reinvestment in our operations through capital expenditures ranging from $12.0 million to $20.0 million per year. We did not include in our estimates the potential effects of litigation, on either the Company or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Our enterprise value was calculated to be within an approximate range of $210 million to $275 million. We selected the midpoint of the range, $242.5 million, to be used in the determination of reorganization value. On September 19, 2006 (the “Confirmation Date”), this value was confirmed by the Court and the Creditors Committee. The equity value of $185.9 million as of September 29, 2006 represents the reorganization value of $242.5 million reduced by $56.6 million representing the value of the new debt of $85 million and further adjusted primarily for estimated excess cash upon emergence and the issuance of 1,125,000 shares of common stock in accordance with the Backstop Purchase Agreements.

The fair value allocated to the assets and liabilities of the Company is in conformity with SFAS No. 141 Business Combinations (SFAS 141). These adjustments are based upon the work of management and their outside consultants to determine the relative fair values of our assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities may change based upon completion of the valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information (See Note 11). In addition, the allocation of the reorganization enterprise value to individual assets and liabilities may also change based upon completion of our final assessment of the early adoption of accounting pronouncements. The most significant remaining areas in the fair value allocation process are related to changes in spare parts valuation and the adoption of FIN 48 for which changes, if any, would impact recorded goodwill. We expect to finalize this allocation process no later than the end of the current fiscal year. See Note (k) below for changes in Goodwill since September 29, 2006 as a result of the completion of certain appraisals. The foregoing estimates and assumptions are inherently subject to significant uncertainities and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 and are reflected in the table below. The effects of the Plan of Reorganization and fresh-start reporting through December 29, 2006 on our Condensed Consolidated Balance Sheet as of September 29, 2006 are as follows:

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (a)

(In thousands, unaudited)

	Predecessor Company					Successor Company
	Sept. 29, 2006	Plan Reorganization Adjustments		Fresh-Start Valuation Adjustments		Sept. 29, 2006
Assets:
Current assets:
Cash and cash equivalents	$53,280	$29,418	(b), (j)	$—		$82,698
Short-term marketable investments	266	—		—		266
Short-term restricted investments	34,044	—		—		34,044
Accounts receivable, net of allowance for doubtful accounts of $3,213	50,230	—		1,077	(k)	51,307
Inventories	62,382	—		28,332	(g), (k)	90,714
Prepaid expenses	10,577	(1,000)	(e)	—		9,577
Other current assets	42,550	—		(20,907)	(g), (k)	21,643

Total current assets	253,329	28,418		8,502		290,249
Restricted investments	16,188	—		—		16,188
Property and equipment, net of accumulated depreciation and amortization	25,818	—		15,232	(g), (k)	41,050
Goodwill	4,515	—		(188)	(i), (k)	4,327
Other Intangibles	—	—		86,700	(g), (k)	86,700
Other non-current assets, net	62,809	2,255	(c)	10,907	(g), (k)	75,971

Total assets	$362,659	$30,673		$121,153		$514,485

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$23,677	$35,446	(d), (j)	$—		$59,123
Accrued compensation	31,840	—		—		31,840
Income taxes payable	806	—		1,712	(k)	2,518
Other current liabilities	54,441	2,505	(d), (j)	848	(g), (k)	57,794
Current portion of long-term debt	114,179	(113,111)	(b), (f)	(352)	(g)	716
Current portion of deferred revenue	103,214	—		(71,927)	(g), (k)	31,287

Total current liabilities	328,157	(75,160)		(69,719)		183,278

Long-term debt	139	85,000	(b)	(139)	(g)	85,000
Non-current portion of deferred revenue	14,795	—		(6,583)	(g),(k)	8,212
Other non-current liabilities	55,475	—		(3,368)	(g), (k)	52,107

Total liabilities not subject to compromise	398,566	9,840		(79,809)		328,597

Liabilities subject to compromise	311,070	(311,070)	(d)	—		—

Total liabilities	709,636	(301,230)		(79,809)		328,597

Stockholders’ equity (deficit):
Common stock	1,564,627	183,110	(e)	(1,561,849)	(h)	185,888
Accumulated deficit	(1,884,941)	142,033	(e)	1,742,909	(h)	—
Treasury stock	(6,760)	6,760	(e)	—		—
Accumulated other comprehensive loss	(19,902)	—		19,902	(h)	—

Total stockholders’ equity (deficit)	(346,977)	331,902		200,963		185,888

Total liabilities and stockholders’ deficit	$362,659	$30,673		$121,153		$514,485

a.	The Condensed Consolidated Balance Sheet estimates the effect of implementing the Plan and fresh-start reporting which was adopted on September 29, 2006. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $242.5 million based on the Disclosure Statement which, after reduction for the new debt and remaining non-Debtor interest bearing liabilities and the addition of the proceeds from the overallotment shares and excess borrowings, results in a reorganization equity value of $185.9 million.

b.	Reflects net cash received associated with the repayment of the DIP facility of $113.1 million, proceeds from the new term loan of $85 million, the issuance of 7.5 million shares issued through the Rights Offering for $49 million, net of backstop and rights offering fees, and the issuance of 1.125 million overallotment shares for $7.5 million.

c.	Reflects the capitalization of the exit financing fees associated with the acquisition of the new term loan of $85 million and the new working capital facility of $30 million. There were no borrowings against the working capital facility as of the Emergence Date.

d.	Reflects the discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan. No adjustments are reflected for the actual payments of these remaining liabilities subject to compromise. Discharge of the Predecessor Company’s pre-petition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$196,374
To be paid in cash	114,696

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

e.	Reflects the issuance of new Successor Company common stock to pre-petition creditors, the cancellation of old common stock and treasury stock, the gain on the discharge of liabilities subject to compromise and the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

f.	Reflects the repayment of the $113.1 million due under the $130 million DIP Facility.

g.	Reflects changes to the carrying values of assets and liabilities to reflect fair values in accordance with SFAS No. 141 as well as the $1.7 million impact from the early adoption of EITF 06-02.

h.	Reflects the elimination of historical accumulated deficit and other equity accounts and an adjustment to shareholders’ equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a above).

i.	Reflects the elimination of historical goodwill and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.

j.	The Condensed Consolidated Balance Sheet does not give effect to cash payments estimated at $47.7 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan. Such amounts were included in current liabilities at September 29, 2006. As of December 29, 2006, approximately $36 million in payments have been made and the remaining obligations are included in current liabilities.

k.	Subsequent to September 29, 2006, we recorded additional adjustments to reflect assets and liabilities at fair value, including a decrease in deferred revenue of $3.2 million and an increase in inventory of $7.6 million, offset in part by a decrease in other intangible assets of $1.6 million. As a result of these additional fair value adjustments, goodwill was reduced by $7.2 million.

5.	Stockholders’ Equity

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

Awards for shares are counted against the authorization only to the extent they are actually issued. As of December 29, 2006, 948,640 awards have been issued, of which 219,461 were restricted stock units (“full value benefits”) and 729,179 were stock options. Awards for shares which terminate by expiration, forfeiture, cancellation, or otherwise, or are settled in cash in lieu of shares, shall result in shares being again available for grant. Also, if the exercise price or tax withholding requirements of any award are satisfied by tendering shares to the Successor Company, or if a stock appreciation right is exercised, only the number of shares issued, net of the shares tendered, will be deemed issued under the MIP. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Successor Company, including the extent to which unvested portions of the award will be forfeited and the extent to which options, SARs, or other awards requiring exercise will remain exercisable. Such provisions will be determined in the Committee’s sole discretion. The Committee may at any time alter, amend, modify, suspend, or terminate the MIP or any outstanding award in whole or in part.

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer companies historical and implied volatility. We used the “simplified method” to calculate our expected term, which represents the period of time that options granted are expected to be outstanding. For purposes of performing our valuation, we combined the employees and directors into one group; the ranges given below represent the weighted average. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended Dec. 29, 2006

Expected volatility	0.43
Expected term (in years)	4.47
Risk-free rate	4.39% - 4.43%
Expected dividends	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of December 29, 2006 and changes during the three months ended December 29, 2006 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at September 29, 2006	—	$—	—	$—
Options granted	730,479	$18.03	—	—
Options exercised	—	—	—	—
Options forfeited or expired	(1,300)	$18.03	—	—

Options outstanding at December 29, 2006	729,179	$18.03	6.75	$1,133,869

Options vested and exercisable at December 29, 2006	—	—	—	—

Options expected to vest at December 29, 2006	454,172	$18.03	6.70	$706,238

The aggregate intrinsic value represents the difference between the Company’s average stock price on the last trading day of fiscal period, December 29, 2006, which was $19.585, and the exercise price, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on December 29, 2006. The weighted-average valuation of options granted during the three months ended December 29, 2006 was $7.46.

As of December 29, 2006, there was $3.52 million of total unrecognized compensation expense related to unvested stock options that are expected to vest over a weighted-average period of 3.67 years.

Summary of Restricted Stock Units

Restricted stock units are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company expenses the cost of the restricted stock units, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Nonvested restricted stock units as of December 29, 2006 and changes during the three months ended December 29, 2006 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at September 29, 2006	—	$—
Granted	219,961	$18.03
Vested	—	$—
Forfeited	(500)	$18.03

Nonvested at December 29, 2006	219,461	$18.03

As of December 29, 2006, there was $2.5 million of unrecognized share-based compensation expense related to nonvested restricted stock awards expected to vest. That cost is expected to be recognized over a weighted-average period of 2.93 years.

Stock Compensation Expense

The compensation costs that have been included in our results of operation and the total income tax benefit, if any, that we recognized on our statement of operations for these share-based compensation arrangements were as follows (in thousands):

Three Months Ended Dec. 29, 2006

Share-based compensation cost included in:
Cost of product and other revenue	$6
Cost of service revenue	6
Research and development	58
Selling, general, and administrative	54

Total share-based compensation cost	124
Income tax benefit recognized	—

$124

Other Disclosures Pertaining to All Share-Based Compensation Plans

There was no cash received from option exercises under all share-based payment arrangements during the three months ended December 29, 2006. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended December 29, 2006.

Predecessor Company

The equity structure of the Predecessor Company prior to emergence from Chapter 11 is discussed below.

Common Stock

The Predecessor Company authorized 750,000,000 shares of common stock $0.001 par value per share. At September 29, 2006, 274,887,761 and 274,247,196 shares were issued and outstanding, respectively. All Predecessor Company common stock was cancelled as of the Emergence Date in accordance with the Plan.

Share-based Compensation Plans

During the three-month periods ended September 29, 2006 and September 30, 2005, the Predecessor Company

had three active share-based compensation plans, and two Board-approved share-based agreements, as described below. The Predecessor Company’s accounting for stock-based compensation expense continued to be recorded in its results of operations during the Chapter 11 proceedings. All existing share-based compensation plans and agreements, including outstanding common stock, stock options, and restricted stock awards issued under these plans, were cancelled on the Emergence Date in accordance with the Plan, and the prior equityholders received no recovery.

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

The Predecessor Company’s Amended and Restated 1998 Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase Predecessor Company stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning or the end of the six-month purchase period. Purchases were limited to 10% of each employee’s compensation and could not exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On February 1, 2006, the Predecessor Company entered into an agreement to issue 5,368,044 non-qualified stock options to Dennis McKenna, President, Chief Executive Officer, and then Chairman of the Board. These options would have cliff vested 25% on February 1, 2007 and then in equal quarterly installments over the remaining 36 months. The exercise price was $0.35 per share and would have expired in seven years from the date of grant. The terms of this option were similar to the terms of the options granted under the 1993 Plan described above. All 5,368,044 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and he received no recovery.

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

6.	Other Operating Expenses, Net

Other operating expense was as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Restructuring	$1,188	$10,114	$3,926	$17,299
Bankruptcy-related charges	1,697	—	—	—

	$2,885	$10,114	$3,926	$17,299

Successor Company

Restructuring – Three Months Ended December 29, 2006

Other operating expenses, net represents the costs associated with our restructuring plans and charges associated with changes in estimated useful lives of certain leasehold improvements related to vacated facilities. These actions, by plan, were as follows during the second quarter of fiscal 2007 (in thousands):

	Balance at Sept. 29, 2006	Costs Incurred	Non-cash Settlements and Other	Cash Payments	Balance at Dec. 29, 2006
Fiscal 2001 through 2005 plans:
Severance and related charges	$20	$—	$—	$—	$20
Vacated facilities	(7)	—	—	7	—

	13	—	—	7	20

Fiscal 2006 plan 1:
Severance and related charges	261	—	—	(30)	231
Vacated facilities	1,111	60	—	(192)	979

	1,372	60	—	(222)	1,210

Fiscal 2006 plan 2:
Severance and related charges	1,808	57	—	(1,007)	858
Vacated facilities	30	—	—	—	30

	1,838	57	—	(1,007)	888

Fiscal 2006 plan 3:
Severance and related charges	2,085	253	—	(1,193)	1,145
Vacated facilities	239	626	(221)	(214)	430
Accelerated depreciation	—	192	(192)	—	—

	2,324	1,071	(413)	(1,407)	1,575

All restructuring plans:
Severance and related charges	4,174	310	—	(2,230)	2,254
Vacated facilities	1,373	686	(221)	(399)	1,439
Accelerated depreciation	—	192	(192)	—	—

Total of all restructuring plans	$5,547	$1,188	$(413)	$(2,629)	$3,693

During the second quarter of fiscal 2007, we made $3 million in payments related to all of our restructuring plans and actions, primarily for severance and related charges. We recognized costs of $1 million, primarily for accretion and other costs related to our vacated leased facilities. In addition, we made a $0.3 million credit adjustment to our estimates of severance and related costs and vacated facilities costs related to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2004, fiscal 2005 and fiscal 2006. In accordance with SFAS No. 141 Business Combinations (SFAS 141), these were recorded as fresh-start valuation adjustments and are reflected in the balances at September 29, 2006.

The restructuring liability balance of $4 million at December 29, 2006 includes $2 million in severance obligations and $2 million of facility-related liabilities. We expect to pay the majority of the accrued severance and related charges during the 12 months following December 29, 2006. The facility-related liabilities of $2 million represent $4 million in future non-cancelable rental payments due, less estimated sublease income of $2 million, $1 million of which is under contract, and less than $1 million in accretion expense that will be recognized through fiscal 2011. We expect to pay $1 million of facility-related charges during the 12 months following December 29, 2006, with the remainder of our restructuring obligations to be paid through fiscal 2011.

In an effort to further reduce our operating expenses, we implemented restructuring activities under the fiscal 2006 restructuring plans during the second quarter of fiscal 2007. We vacated approximately 8,400 square feet of an R&D and administrative facility in Minnesota. As required by SFAS 146, we accrued $0.3 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at 12% as of the date we ceased to use the leased property. This amount is net of estimated sublease income. We also recorded charges of $0.2 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements for this facility. We also recorded charges of $0.3 million for severance and related charges, $0.2 million for prepaid rent on our U.S. corporate headquarters vacated in December 2006, $0.1 million for accretion expense associated with facilities in Canada and Minnesota vacated in fiscal 2006 and $0.1 million of other lease termination costs.

As of December 29, 2006, we have substantially completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations of one of our international subsidiaries.

Bankruptcy-Related Charges

Bankruptcy-related charges represent post-emergence charges incurred, primarily for professional fees, as a direct result of the Company’s Chapter 11 filing.

Predecessor Company

Restructuring – Three Months Ended September 29, 2006

Other operating expenses, net represents the costs associated with our restructuring plans. These actions, by plan, were as follows during the first quarter of fiscal 2007 (in thousands):

	Predecessor Company						Successor Company
	Balance at June 30, 2006	Costs Incurred		Adjust- ments	Non-cash Settlements and Other	Cash Payments	Balance at Sept. 29, 2006
Fiscal 2001 through 2005 plans:
Severance and related charges	$158	$		$(40)	$(100)	$2	$20
Vacated facilities	16		—	(1)	(7)	(15)	(7)

	174		—	(41)	(107)	(13)	13

Fiscal 2006 plan 1:
Severance and related charges	511		—	5	37	(292)	261
Vacated facilities	963		40	223	—	(115)	1,111

	1,474		40	228	37	(407)	1,372

Fiscal 2006 plan 2:
Severance and related charges	2,093		720	235	(67)	(1,173)	1,808
Vacated facilities	107		11	—	(87)	(1)	30
Other	—		—	(193)	193	—	—

	2,200		731	42	39	(1,174)	1,838

Fiscal 2006 plan 3:
Severance and related charges	2,083		3,322	(174)	(102)	(3,044)	2,085
Vacated facilities	751		—	(241)	153	(424)	239
Accelerated depreciation	—		19	—	(19)	—	—

	2,834		3,341	(415)	32	(3,468)	2,324

All restructuring plans:
Severance and related charges	4,845		4,042	26	(232)	(4,507)	4,174
Vacated facilities	1,837		51	(19)	59	(555)	1,373
Accelerated depreciation	—		19	—	(19)	—	—
Other	—		—	(193)	193	—	—

Total of all restructuring plans	$6,682		$4,112	$(186)	$1	$(5,062)	$5,547

During the first quarter of fiscal 2007, the Predecessor Company made $5 million in payments related to all of our restructuring plans and actions, $4 million of which was for severance and related charges and $1 million of which was for vacated facilities obligations, primarily rent. The Predecessor Company recognized costs of $4 million, of which $4 million was for severance and related charges. The Predecessor Company made minor adjustments to our estimates of severance and related costs, vacated facilities costs and operating asset write downs for fixed assets associated with the end of production of existing Prism and Prism Deskside products related to fiscal 2001, fiscal 2004, fiscal 2005, and fiscal 2006. These adjustments included a credit of $0.3 million for commissions expenses related to the settlement that terminated and amended the lease obligations at ATC and CTC in the fourth quarter of fiscal 2006, an increase in estimated costs of $0.2 million for a leased facility that the Predecessor Company vacated under the fiscal 2006 plan 1 due to a change in sublease assumptions and changes in estimated severance and related charges associated with the fiscal 2006 plans 2 and 3 for one of our international locations that had no net impact on restructuring expense. In addition, in the second quarter of fiscal 2007, we made a $0.3 million credit adjustment to our estimates of severance and related costs and vacated facilities costs related to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2004, fiscal 2005 and fiscal 2006. In accordance with SFAS No. 141 Business Combinations (SFAS 141), these were recorded as fresh-start valuation adjustments and are reflected in the non-cash settlements and other column.

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

As of September 29, 2006, we had substantially completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations of our international subsidiaries.

In an effort to further reduce our operating expenses, the Predecessor Company implemented restructuring activities under the fiscal 2006 restructuring plans during the first quarter of fiscal 2007. The Predecessor Company recognized costs of $4 million for the elimination of approximately 50 positions across all levels and functions. We expect to make the remaining payments related to these actions by approximately the end of fiscal 2007. Under the fiscal 2006 restructuring plans, the Predecessor Company also recorded $0.1 million for accretion expense associated with facilities in Canada and Minnesota vacated in fiscal 2006, acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements associated with our U.S. corporate headquarters vacated December 31, 2006 and other lease termination costs.

7.	Inventories

Inventories were as follows (in thousands):

	Successor Company	Predecessor Company
	Dec. 29, 2006	June 30, 2006
Components and subassemblies	$28,325	$22,308
Work-in-process	23,725	17,187
Finished goods	35,825	3,783
Demonstration systems	5,072	6,719

Total inventories	$92,947	$49,997

Pursuant to fresh start accounting, in the Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Finished goods and work-in-process inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. As reported in Note 4, this resulted in increased inventories by approximately $28.3 million. The amount of cost of goods sold to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

8.	Other Current Assets

Other current assets were as follows (in thousands):

	Successor Company	Predecessor Company
	Dec. 29, 2006	June 30, 2006
Deferred cost of goods sold	$10,495	$29,081
Value-added tax receivable	10,755	7,569
Other	13,208	18,073

Total other current assets	$34,458	$54,723

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Company adjusted its deferred cost of goods sold to its fair value as adjusted for the allocation of the reorganization value. The adjustment was a decrease of $21.3 million.

9.	Restricted Investments

Restricted investments consist of short- and long-term investments that are pledged as collateral against letters of credit. The majority of our restricted investments is currently pledged as collateral against letters of credit and is primarily associated with one specific customer arrangement for a significant multi-year contract with long-term delivery and installation commitments. Restricted investments pledged as collateral are held in our name by various financial institutions.

10.	Property and Equipment

Property and equipment were as follows (in thousands):

	Successor Company	Predecessor Company
	Dec. 29, 2006	June 30, 2006
Property and equipment, at cost	$48,168	$339,655
Accumulated depreciation and amortization	(3,063)	(311,781)

Property and equipment, net	$45,105	$27,873

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Company adjusted its property, plant and equipment to its fair value as adjusted for the allocation of the reorganization value and reset accumulated depreciation to zero. As reported in Note 4, this resulted in a net increase in property, plant and equipment of $15.2 million. The amount of depreciation to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

11.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting (see Note 4). The Company is currently assessing the allocation of the Goodwill between operating segments. The following table summarizes the changes in the carrying amount of goodwill for the period of June 30, 2006 to December 29, 2006 (in thousands):

Goodwill balance at June 30, 2006 (Predecessor Company)	$4,515
Preliminary fresh-start valuation adjustments	7,002
Goodwill balance at September 29, 2006 (Successor Company)	11,517
Adjustments to preliminary valuation (see Note 4)	(7,190)

Goodwill balance at December 29, 2006 (Successor Company)	$4,327

Other Intangible Assets

Other Intangible Assets, net of accumulated amortization, were $82 million as of December 29, 2006. Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4). Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 and are reflected in the table below. Other Intangible Assets consist of the following (in thousands, except years):

		Gross Carrying Amount			Accumulated Amortization			Net Amount
	Weighted Average Remaining Amortization Period (Years )	Prelim. Sept. 29, 2006	Adjustments	Dec. 29, 2006	Sept. 29, 2006	Additions	Dec. 29, 2006	Dec. 29, 2006
Developed product technology	5.8	$29,200	$(1,500)	$27,700	$—	$(1,154)	$(1,154)	$26,546
Customer backlog	3.0	2,900	(200)	2,700	—	(796)	(796)	1,904
Royalty license agreements	4.8	2,800	(900)	1,900	—	(53)	(53)	1,847
Trademark/trade name portfolio	16.8	6,400	—	6,400	—	(94)	(94)	6,306
Customer relationships	5.8	46,500	1,000	47,500	—	(1,979)	(1,979)	45,521

		$87,800	$(1,600)	$86,200	$—	$(4,076)	$(4,076)	$82,124

In accordance with FASB Interpretation No. 4 Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, in-process research and development of $0.5 million was expensed by the Successor Company during the second quarter of 2007 and recorded to research and development expense.

Total amortization expense for other intangible assets was $4 million for the three months ended December 29, 2006. Annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Remainder of 2007	$7,543
2008	13,634
2009	13,536
2010	13,506
2011	13,458
2012	13,079
Thereafter	7,368

$82,124

12.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Successor Company	Predecessor Company
	Dec. 29, 2006	June 30, 2006
Spare parts	$19,098	$19,876
Investment in SGI Japan (see Notes 14 and 19)	20,869	18,604
Other	15,906	32,222

Total other non-current assets	$55,873	$70,702

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Company recorded an adjustment of $11 million to reflect its investment in SGI Japan at fair value.

13.	Debt and Other Financing Arrangements

Debt that was not subject to compromise consisted of the following at December 29, 2006 and June 30, 2006 (in thousands):

	Successor Company	Predecessor Company
	Dec. 29, 2006	June 30, 2006
Term Loan due October 17, 2011	$85,000	$—
Debtor-in-Possession Financing due November 10, 2006	—	100,000
Other	571	3,521

	85,571	103,521
Less amounts due within one year	(571)	(103,124)

Amounts due after one year	$85,000	$397

Exit Financing

On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The term loan bears interest payable monthly at the LIBOR rate plus 7.00%. The revolving line of credit bears interest payable monthly at the LIBOR rate plus 3.00%. During the second quarter of fiscal 2007, the maximum amount drawn on the revolver and subsequently paid within 20 days of being drawn was $8 million. We plan to utilize up to the full availability under the revolver to fund intra-quarter cash needs starting in the third quarter of fiscal 2007. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. The Company was in compliance with these covenants during the second quarter of fiscal 2007 and as of December 29, 2006. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under the existing $130 million DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and provide working capital for our ongoing operations. The exit financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2007 — $0; fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 —$17; fiscal 2011 — $17 and $38 thereafter.

DIP Financing

In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders, providing up to $130 million of debtor-in-possession financing, which consists of a $100 million term loan and a $30 million revolving line of credit. The DIP Agreement was secured by certain assets of the Borrowers. This DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, super priority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein. We borrowed $113 million against this facility. The DIP Agreement terminates and all outstanding borrowed amounts under the DIP Agreement become due on the earliest to occur of (i) the date a plan of reorganization confirmed under Chapter 11 becomes effective, (ii) the date on which an event of default occurs and is continuing, (iii) the date of any decision by the board of directors of any Borrower to proceed with the sale or liquidation of any Borrower without the consent of all of the Lenders, (iv) November 10, 2006, and (v) the date the Borrowers pay all of the required DIP Lenders in full and terminate the term loan under the DIP Agreement, unless terminated earlier in accordance with the terms of the DIP Agreement. On the Effective Date, all amounts due under the DIP Agreement were repaid and the agreement was terminated in accordance with its terms.

Other Debt

Other debt at December 29, 2006 includes a $0.6 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

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

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at December 29, 2006 was $32 million for which we had $31 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At December 29, 2006, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our condensed consolidated statement of financial position.

Product warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to one year on UNIX® and Linux® systems and up to three years on storage systems.

Successor Company

Product warranty activity for the Successor Company was as follows (in thousands):

Three Months Ended
Dec. 29, 2006
Product warranty beginning balance at September 29, 2006	$4,942
New warranties issued	2,940
Warranties paid	(2,025)
Changes in warranty rate estimates	(85)

Product warranty ending balance	$5,772

Predecessor Company

Product warranty activity for the Predecessor Company was as follows (in thousands):

	Three Months Ended	Six Months Ended
	Sept. 29, 2006	Dec. 30, 2005
Product warranty beginning balance	$5,481	$6,442
New warranties issued	1,195	4,137
Warranties paid	(1,735)	(4,339)
Changes in warranty rate estimates	1	(199)

Product warranty	$4,942	$6,041

16.	Earnings (loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Net income (loss)	$(43,694)	$(35,664)	$326,256	$(71,863)

Effect of dilutive securities:
Restricted Stock	—	—	—	—
6.50% Senior Secured Convertible Notes	—	—	—	—
6.125% Convertible Subordinated Debentures	—	—	—	—

Adjusted net income (loss)	$(43,694)	$(35,664)	$326,256	$(71,863)

Weighted average shares outstanding-basic	11,125	268,383	271,563	267,710
Restricted Stock	—	—	—	—
6.50% Senior Secured Convertible Notes	—	—	150,862	—
6.125% Convertible Subordinated Debentures	—	—	1,450	—

Weighted average shares outstanding-diluted	11,125	268,383	423,875	267,710

Net income (loss) per share:
Basic	$(3.93)	$(0.13)	$1.20	$(0.27)

Diluted	$(3.93)	$(0.13)	$0.77	$(0.27)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	70	153,309	26,344	153,802

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of restricted stock awards and units as well as the assumed conversion of debt using the if-converted method.

Earnings per share information reported by the Predecessor Company is not comparable to earnings per share information reported by the Successor Company because all existing equity interests of the Predecessor Company were eliminated (without a distribution) upon the consummation of the Plan.

17.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Net income (loss)	$(43,694)	$(35,664)	$326,256	$(71,863)

Change in net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	244	—	(1,367)
Foreign currency translation gain (loss) adjustments	—	(10)	95	434

Comprehensive income (loss)	$(43,694)	$(35,430)	$326,351	$(72,796)

18.	Segment Information

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

Our Core Systems are comprised of our high-performance systems based on Intel Itanium 2 and Intel®Xeon® microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI® Altix® family of high-performance servers, the SGI® Altix® XE family of cluster products and the SGI InfiniteStorage line of storage solutions. The products within the SGI Altix family are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. The SGI® Altix® XE servers deliver superior performance in an ultra-dense low-power package, ideally suited for configuring clusters with optimal price-performance and low total cost of ownership. The SGI InfiniteStorage line is a line of scalable, high-performance storage solutions built specifically for data-intensive workflow management, faster cycle times, and higher levels of access, availability and security. Within the InfiniteStorage line, we offer a broad range of disks and disk subsystems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations.

Our Legacy Systems are comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. Our Legacy Systems include the SGI® Origin® family of high-performance servers. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Legacy Systems also include the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations and the SGI® Onyx® family of graphics systems. These workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS and IRIX based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Core Systems:
Server products	$40,683	$28,182	$34,476	$82,175
Storage products	10,920	11,185	12,750	25,001

Total Core Systems	51,603	39,367	47,226	107,176

Legacy Systems:
Server products	10,966	25,625	12,324	46,538
Storage products	842	1,470	618	3,286

Total Legacy Systems	11,808	27,095	12,942	49,824

Total Products revenue	$63,411	$66,462	$60,168	$157,000

Support services	$35,351	$55,304	$48,834	$112,478
Professional services and solutions	8,961	15,030	12,803	28,057

Total Global Services revenue	$44,312	$70,334	$61,637	$140,535

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

Operating results for our reportable segments were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Revenue from external customers:
Products	$63,411	$66,462	$60,168	$157,000
Global services	44,312	70,334	61,637	140,535

Total consolidated	$107,723	$136,796	$121,805	$297,535

Operating Income (loss):
Products	$(36,437)	$(33,211)	$(23,448)	$(64,865)
Global services	(1,735)	10,173	11,912	18,613

Total reportable segments	(38,172)	(23,038)	(11,536)	(46,252)

Other operating expense	(2,885)	(10,114)	(3,926)	(17,299)

Total consolidated	$(41,057)	$(33,152)	$(15,462)	$(63,551)

19.	Related Party Transactions

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $17 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we account for this investment under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Product revenue	$5,002	$4,839	$15,377	$21,665

Cost of product revenue	$3,238	$2,763	$9,233	$13,635

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at December 29, 2006 and June 30, 2006.

Prior to the August 2006 sale of a portion of our investment, we accounted for this investment under the equity method of accounting in accordance with APB 18. Our proportionate share of SGI Japan’s financial results was included as a component of Interest and Other Income (Expense), net. However, because of our related party relationship with SGI Japan, we reduced our proportionate share of its financial results for any SGI product sold to SGI Japan that had not been sold through to its customers, by the amount of profit on those transactions.

20.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years. Currently, the cost reimbursements under these arrangements total $28 million and cover periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the second quarter of fiscal 2007, we earned approximately $2 million in compensation through funding received from our third party partners for which we incurred approximately $6 million in costs under such contracts. During the first quarter of fiscal 2007, the Predecessor Company earned approximately $1 million in compensation through funding received from our third party partners for which the Predecessor Company incurred approximately $4 million in costs under such contracts. No amounts were earned or costs incurred under these contracts prior to fiscal 2007. We recognize the funding proportionally to the efforts expended. These amounts are recognized as an offset to research and development expense.

21.	Contingencies

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

Our U.S. income tax returns for fiscal years 2003 to 2005 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. We have however established tax reserves associated with a liability that arose out of a net over-payment to Cray Research from the IRS in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research that affect the years 1984 through 1988. We have reached a negotiated settlement, pending Joint Committee of Tax approval, of certain tax issues relating to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement agreement, if and when approved, may result in a significant tax credit. We have not recognized any benefit related to this potential credit as of December 29, 2006.

We are currently being audited for state sales and use tax matters for the years 2000 through 2006 in California and for property taxes in the County of Santa Clara, California for the years 2003 through 2006. In addition, we have open income tax, VAT, and sales tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds adjustments we had proposed in April 2005 to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. We have established tax reserves associated with these historic Canadian federal tax returns on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. Additionally, pursuant to a voluntary disclosure, we have requested certain adjustments to our federal tax returns which are being reviewed by the Canadian Revenue Authorities and if accepted, may result in a significant tax credit. We have not recognized any benefit related to this potential credit as of December 29, 2006.

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

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, the Predecessor Company received a letter from SCO Group alleging that, as a result of its activities related to the Linux operating system, it was in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon SGI, or that SCO Group’s intellectual property claims, which include a widely publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system. However, SCO Group failed to assert a claim in our bankruptcy case and any pre-petition liability, if any existed, was discharged upon our emergence from bankruptcy.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 Cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.0 million based on the conversion rate as of December 29, 2006). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($11.8 million based on the conversion rate as of December 29, 2006), which exceeds our contractual limit of liability of €2 million ($2.6 million based on the conversion rate as of December 29, 2006). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.0 million based on the conversion rate as of December 29, 2006) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against the Predecessor Company in the U.S. District Court, Northern District of California, in connection with the Predecessor Company’s termination of its contract with Syntegra and transition of its business to an alternate vendor alleging, among other things, breach of contract, unfair competition and misappropriation of trade secrets. This complaint was dismissed from the federal court as improperly filed and on September 20, 2005, Syntegra re-filed a substantively similar complaint in the Superior Court of California, Santa Clara County. On November 7, 2005, the Predecessor Company filed its answer to Syntegra’s complaint and, additionally, filed a cross complaint against Syntegra for, among other things, declaratory relief and breach of contract. This claim was settled within the Bankruptcy case.

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Company in respect of the Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claims. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ Plan, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against SGI. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the Plan. On September 26, 2006, the Predecessor Company filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, the Company reached an agreement in principle with LGE to settle its pre-petition claim. This agreement was documented on or about November 30, 2006. By this agreement, the Company agreed that LGE would receive a distribution of $375,000 from the General Unsecured Creditors Claim pool established as part of the Company’s Plan of Reorganization. The Company and LGE also reached agreement that LGE’s claim for damages during the pendency of the bankruptcy would be capped at $1,500,000. The Company did not agree that LGE has a claim and the Company continues to dispute LGE’s assertion that it does. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

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

We do not believe LGE’s claims of post-petition patent infringement are meritorious and intend to oppose them. On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents. The parties have mutually agreed to extend certain court dates in order to have an opportunity to further discuss a resolution of their dispute.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon® graphics processors infringe U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a Court Ordered injunction against future infringement by ATI.

On or about October 25, 2006, AMD announced the completion of its acquisition of ATI Technologies, Inc. SGI filed an amended Complaint adding two additional patents to its claims on November 30, 2006. ATI filed an answer to the Complaint on December 1, 2006; ATI filed its Answer to the Amended Complaint on December 14, 2006. Trial has been set for November 13, 2007.

As a result of anonymous allegations and allegations by an ex-employee we conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot be assured that the Department or other agencies of the US government will not institute any proceedings against the Company in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

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

On April 27, 2004, the Predecessor Company received a letter from counsel for Patriot Scientific Corporation listing six patents purportedly owned by Patriot concerning various microprocessor technologies. The letter did not name any specific products of the Predecessor Company but noted that Patriot had commenced litigation against six companies in two separate litigations, including Intel. On September 23, 2005, the Predecessor Company received a follow up letter from Alliacense, which purported to be a successor entity to Patriot. The September 2005 letter stated that Alliacense had reached agreement with several companies, including Intel and AMD, for licenses to the subject patents. The letter did not identify any specific products of the Predecessor Company that Alliacense believed to infringe any of the subject patents; however, the letter states Alliacense’s belief that “virtually every product manufactured today utilizing microprocessors or embedded microprocessors” will require a portfolio license from Alliacense. We believe that Alliancense’s assertions are without merit. Alliacense failed to assert a claim in our bankruptcy case and any pre-petition liability, if any exists, was discharged upon our emergence from bankruptcy.

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties and costs, including costs of litigation, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations, or cash flows of the period in which the resolution occurs or on future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels required for fiscal 2007, headcount reductions, and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to: our ability to implement business strategies and restructuring plans; our ability to maintain adequate liquidity; our ability to obtain and maintain normal terms with customers, suppliers and service providers; our ability to continue as a going concern; our ability to operate pursuant to the terms, including the covenants, of our credit agreement; our ability to maintain contracts that are critical to our operation; risks associated with the volatility of our stock price; risks associated with the timely development, production and acceptance of new products and services; increased competition; dependence on third party partners and suppliers; the failure to achieve expected product mix and revenue levels; failure to manage costs and generate improved operating results and cash flows; and failure to maintain adequate cash resources for the operation of the business. Additional risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; risks related to the impact on our business of the restructuring effected in fiscal 2006 with continuing effect in fiscal 2007; changes in customer order patterns; the impact of employee attrition and our ability to hire certain key professionals and executives in areas such as sales, marketing, finance, engineering and product management in order to execute our business strategies; adverse changes in general economic or business conditions; possible disruption if there is turnover of key personnel or executives; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business”.

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

Silicon Graphics, Inc.’s emergence from Chapter 11 proceedings on October 17, 2006 (as described below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. References to “Successor Company” or “we” in the following discussion refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. For further information on the Chapter 11 proceedings and fresh-start accounting, see Note 2 and Note 4, respectively, to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11. For further information regarding these petitions, see Note 2 to our Notes to the Condensed Consolidated

Financial Statements in Part I, Item 1 of this Form 10-Q . On September 19, 2006, the Court entered its Confirmation Order confirming the Plan and we emerged from Chapter 11 on October 17, 2006 (“Emergence Date”). Under the Plan, all of the Predecessor Company’s existing common stock, stock options and restricted stock awards were cancelled upon emergence and the equityholders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from Chapter 11 on the Emergence Date resulted in a new reporting entity and new shares of common stock in the Successor company were issued to the bondholders of the Predecessor Company. These shares began trading on the NASDAQ stock exchange under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations as of and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business. While all amounts reflected in this Form 10-Q are reported on a GAAP basis, the Company, in its public disclosure of results of operations and in its disclosures in Item 2 herein, explains the results of operations excluding the impact of fresh-start accounting in order to provide transparency in the financial results of the Company. Management believes that such a presentation is necessary to facilitate period over period comparisons of our performance.

Fresh-Start Accounting Adjustments. As more fully described in Note 4 to the Notes to the Condensed Consolidated Financial Statements, the assets and liabilities of the Company are adjusted to their relative fair values in conformity with SFAS No. 141 Business Combinations (SFAS 141). The fresh start accounting adjustments that had the most significant impact on our financial results in the second quarter of fiscal 2007 and will continue to affect our financial results going forward are as follows:

•

Deferred Revenue valuation. Under fresh-start accounting, deferred revenue was revalued to actual cost, which will be incurred to service the liability in the future, plus a reasonable margin. Deferred Revenue is a liability that in the normal course of business would be expected to convert to revenue in the future. Customer support deferred revenue and product and professional services deferred revenue were the two primary components of deferred revenue that were significantly impacted by fresh start accounting and will have a negative impact on revenue over the next four years. As described more fully in our filings with the Securities and Exchange Commission, we concluded that effective as of fiscal 2006 certain multiple-element sales transactions, where software was more than incidental to the overall solution, should be recorded under Statement of Position (“SOP”) 97-2, Software Revenue Recognition. $37 million of Deferred Revenue and $17 million of Deferred Cost of Sales related to SOP 97-2 that had previously been deferred was reduced to zero through the Fresh Start adjustments and this impact will have a negative impact on both revenue and gross margin in future periods through at least the remainder of fiscal 2007.

•

Inventory valuation. SGI has raw materials, work-in-progress, finished goods, delivered systems, and demonstration inventory. A write-up was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs will increase by the magnitude of the valuation adjustment, as the revalued inventory is sold and converted to cost of goods sold. We expect the impact of the inventory valuation write-up to negatively impact cost of sales through the first quarter of fiscal 2008.

•

Intangibles. As a result of fresh start accounting, new intangibles assets were established. We are required to amortize the value of these intangible assets over varying periods up to seventeen years impacting both cost of sales and selling, general and administrative expense.

Overview

We are a leading provider of products, services, and solutions for use in high-performance computing and data management. We sell solutions based on a complete range of scalable server and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems, providing them with strategic and competitive advantages. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” through data-mining, SGI’s solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education. SGI’s solutions, products and services are used in a range of markets including defense and intelligence, sciences, engineering analysis, and both commercial and government enterprise.

Business Strategy

For more than 20 years, our systems have enabled discovery, innovation and information transformation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. We are taking the knowledge that we have gained in our traditional markets, coupled with the services our customers rely on and are making them more broadly available across our customers’ organization or enterprise. The unique shared-memory architecture of our server product line enables enterprise customers dealing with bigger data sets to access, analyze and transform their data to improve their decision-making and their overall competitive advantage. Furthermore, we have expanded our product line to include “cluster” servers based upon Intel Xeon processors. Our strategy, to incorporate leading-edge technology in solutions that target specific workflow requirements and package the technology in a unified solution, enables customers to efficiently deploy a “blended” server solution to support multi-workflow requirements.

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

•

Support of Industry Standards. We are committed to the support of open standards for core elements of our new generation products, while focusing our proprietary component technology development to areas that deliver differentiated features and performance. Commitment to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price performance of today’s best-of-breed components, such as commodity DRAMs and the Intel Itanium and Intel Xeon processor family. Second, it enables SGI to leverage the research and development of Intel, Microsoft, and the Linux community and therefore to focus our resources on systems architecture, storage management and solution delivery, all of which we believe are differentiated in important respects in the marketplace. Third, our support of industry standards, such as the Linux and Microsoft operating systems, enables SGI to assimilate easily into standards-based IT environments.

•

Direct Engagement with Our Customers. SGI benefits greatly from a close association with our customers, who are often among the leading experts in their fields. We maintain a program of regular contact and technical discourse with our customers. In addition to sponsoring many industry conferences and forums around the world, our engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes elite users of our solutions. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach, and we consider this close association to be a core part of our ongoing strategy.

•

Market Focus. Leveraging our strengths in scalable high-performance computing, data management and deep domain expertise, we have and are continuing to develop solutions that map to customers’ enterprise and workflow environments. We have also aligned our marketing resources to address specific market needs and drive innovation to benefit our target markets.

•

Investing in ISV and Reseller Relationships. We depend on a strong network of software, hardware and other partners relationships. We are investing in a worldwide global developer program for independent software vendors, including porting and benchmarking support, direct interaction with our engineering staff, and sales and marketing resources. We understand that our success depends on theirs. We also engage in a variety of programs with OEM and reselling partners, who bring our technologies to a variety of customers not serviced directly by us. Investment in developing reseller channels and in software application partners joint marketing continues to be a key strategy for us, as it supports our ability to deliver a complete market-driven solution.

Results of Operations

As discussed above, the Company emerged from Chapter 11 and adopted fresh-start reporting on September 29, 2006. References to “Predecessor Company” refer to the Company prior to September 29, 2006. References to “Successor Company” refer to the Company on and after September 29, 2006, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the three and six months ended December 29, 2006 have been compared to the three and six months ended December 30, 2005 as included, in part, in the Company’s Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report). In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical predecessor company periods to aid in the understanding of our financial performance.

The financial information and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. During the first six months of fiscal 2007, the Predecessor Company’s accounting calendar had 26 weeks compared with 27 weeks during the first six months of fiscal 2006.

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts; numbers may not add due to rounding)	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Total revenue	$108	$137	$122	$298
Cost of revenue	89	81	75	182

Gross profit	18	56	47	116
Gross profit margin	17.1%	40.8%	38.4%	38.9%

Total operating expenses	59	89	62	179

Operating loss	(41)	(33)	(15)	(64)
Interest and other income (expense), net	(2)	(2)	4	(8)

Loss before reorganization items and income taxes	(43)	(35)	(12)	(71)

Reorganization items, net	—	—	340	—

Income (loss) before income taxes	(43)	(36)	329	(71)

Net income (loss)	$(44)	$(36)	$326	$(72)

Net income (loss) per share:
Basic	$(3.93)	$(0.13)	$1.20	$(0.27)

Diluted	$(3.93)	$(0.13)	$0.77	$(0.27)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 18 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Total revenue is principally derived from two reportable segments, Products and Global Services. Our Products segment is comprised of our Core Systems, representing our high-performance servers and other products based on Intel Itanium 2 and Intel Xeon microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, representing our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system.

Revenue for the second quarter of fiscal 2007 decreased $29 million or 21% compared with the corresponding period of fiscal 2006 reflecting an increase in our Core Systems that was more than offset by a decline in sales in our Legacy Systems and Global Services. Revenue declined in all geographies. Included in the decline is the unfavorable impact of fresh start adjustments to revenue of $22 million, representing 75% of the decline for the second quarter of fiscal 2007 compared to the corresponding period of fiscal 2006. Revenue for the first six months of fiscal 2007 declined $68 million or 23% compared with the corresponding period of fiscal 2006, principally due to declines in sales of our Global Services and Legacy Systems and to a lesser extent in sales of our Core Systems. Excluding the $22 million unfavorable impact to revenue from the fresh start adjustments, revenue for the second quarter of fiscal 2007 declined $7 million or 5% and $46 million or 16% for the first six months of fiscal 2007.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Products:
Core Systems	$52	$40	$47	$107
Legacy Systems	12	27	13	50

Total Products	$64	$67	$60	$157
% of total revenue	59%	49%	49%	53%

Global Services	$44	$70	$62	$141
% of total revenue	41%	51%	51%	47%

Products. Revenue from our Products segment for the second quarter and the first six months of fiscal 2007 decreased $3 million or 5% and $33 million or 21%, respectively, compared with the corresponding periods in fiscal 2006. The overall decline in product revenue for the second quarter and the first six months of fiscal 2007 was due to the continuing long-term decline in the overall UNIX-based systems market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, the overall decline in volume and the cancellation of our Silicon Graphics Prism® and Silicon Graphics Prism deskside products in August 2006. Declines in revenue were partially offset by an increase in sales of our Altix servers. Included in the decline is the unfavorable impact of the fresh start adjustments to product revenue of over $9 million. Excluding the impact of the unfavorable fresh start accounting adjustment of $9 million, revenue from our Products segment for the second quarter increased $6 million or 9% and for the first six months of fiscal 2007 declined $24 million or 16%, respectively, compared with the corresponding periods in fiscal 2006.

Revenue from Core Systems for the second quarter of fiscal 2007 increased $12 million or 31% compared with the corresponding period in fiscal 2006. The increase in Core Systems revenue for the second quarter compared with the corresponding period in fiscal 2006 is primarily due to an increase in sales of SGI Altix servers, partially offset by the overall decline in volume and the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006. Included in the increase is the unfavorable impact of the fresh start adjustments to product revenue of $7 million. Revenue from Core Systems for the first six months of fiscal 2007 decreased $8 million or 8% compared with the corresponding period in fiscal 2006. The decline is primarily a result of the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006, partially offset by an increase in sales of our SGI Altix servers. Despite reduced sales volumes, storage system revenue remained relatively constant for the first six months of fiscal 2007 compared with the corresponding period in fiscal 2006, primarily due to an increase in average selling prices. Excluding the unfavorable impact of the fresh start accounting adjustments of $7 million, revenue from our Core Systems for the second quarter of fiscal 2007 increased $19 million or 49% and remained relatively flat for the first six months of fiscal 2007.

Revenue from Legacy Systems for the second quarter and first six months of fiscal 2007 decreased $15 million or 56% and $25 million or 50%, respectively, compared with the corresponding periods in fiscal 2006 principally due to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. The decline in revenue for the second quarter and first six months of fiscal 2007 compared with the corresponding periods in fiscal 2006 is primarily a result of reduced volumes of our Silicon Graphics Tezro visual workstations. The decline in both our MIPS and IRIX based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products for the second quarter and first six months of fiscal 2007 decreased compared with the corresponding periods in fiscal 2006 primarily due to a decrease in sales of our remarketed MIPS and IRIX based server systems, compounded by the impact on our European remanufactured products business due to the implementation of RoHS requirements as of July 2006. Included in the decline for the second quarter and first six months of fiscal 2007 is the unfavorable impact of the fresh start adjustment to Legacy Systems revenue of $2 million, representing 13% and 8%, respectively, of the decline. Excluding the impact of the fresh start accounting adjustments, revenue from our Legacy Systems for the second quarter and for the first six months of fiscal 2007 decreased $13 million or 49% and $23 million or 46%, respectively, compared with the corresponding periods in fiscal 2006.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and our consulting and managed services.

Revenue from Global Services for the second quarter and first six months of fiscal 2007 decreased $26 million or 37% and $35 million or 25%, respectively, compared with the corresponding periods in 2006. The decline was primarily due to a reduction in our traditional customer support revenue resulting from lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting from fewer contract renewals. To a lesser extent, a decline in revenue generated from professional services contracts also contributed to the overall decline in Global Services revenue. Included in the decline for the second quarter and first six months of fiscal 2007 is the unfavorable impact of the fresh start adjustment to Global Services revenue of $13 million, representing 50% and 37%, respectively, of the decline. Excluding the impact of the fresh start accounting adjustments, revenue from Global Services for the second quarter and for the first six months of fiscal 2007 decreased $13 million or 19% and $22 million or 15%, respectively, compared with the corresponding periods in fiscal 2006.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Successor Company		Predecessor Company
Area	Three Months Ended		Three Months Ended				Six Months Ended
	Dec. 29, 2006		Dec. 30, 2005		Sept. 29, 2006		Dec. 30, 2005
Americas	$71	66%	$86	63%	$76	63%	$175	59%
Europe	25	24%	33	24%	21	17%	70	24%
Rest of World	12	10%	18	13%	25	20%	53	17%

	$108		$137		$122		$298

The shift in geographic revenue mix in the second quarter and first six months of fiscal 2007 compared with the corresponding period in fiscal 2006 is primarily the result of restructuring actions initiated in Europe and Rest of World causing short-term disruption in business operations and therefore lower revenue.

Backlog. Our consolidated backlog at December 29, 2006 was $139 million, up from $114 million at December 30, 2005. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog does not include any customer support maintenance contracts. Backlog increased within the Core Systems segment, specifically with regard to our Linux-based SGI Altix servers and storage systems, offset in part by a decrease in professional services. Backlog decreased within the Legacy Systems segment, principally due to customers transitioning from the legacy system technology to Linux based systems. Backlog increased primarily in the Americas and Europe with decreases experienced in all other regions. The increase in backlog in the Americas is primarily associated with an overall increase in orders of our Linux-based SGI Altix servers and storage systems and the increase in backlog in Europe is primarily associated with certain significant orders in Germany.

We do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for product and professional services for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts for which a portion of the value would not be reflected in our backlog.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government-funded research, as outlined in SFAS 2, Accounting for Research and Development Costs. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract and the related proceeds earned from the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services, including the costs associated with third-party products.

Overall, gross profit margin for the second quarter and first six months of fiscal 2007 decreased from 40.8% to 17.1 % and from 38.9% to 28.4%, respectively, compared with the corresponding periods of fiscal 2006. The decline was primarily due to the unfavorable fresh start accounting adjustments totaling $32 million that reduced revenue and increased cost of sales resulting in the overall decline in both product and other gross profit margin and service gross profit margin. Excluding the impact of the unfavorable fresh start accounting adjustment of $32 million, gross profit margin for the second quarter and first six months of fiscal 2007 decreased from 40.8% to 38.7% and from 38.9% to 38.6%, respectively, compared with the corresponding periods of fiscal 2006.

Product and other gross profit margin for the second quarter and first six months of fiscal 2007 decreased 29.1 percentage points and 15.2 percentage points, respectively, compared with the corresponding periods in fiscal 2006. This decline was primarily due to the unfavorable fresh start accounting adjustments totaling $19 million that reduced product revenue and increased product cost of sales as well as the continued shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. As a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in the second quarter and first six months of fiscal 2007 compared with the corresponding periods in fiscal 2006, which also contributed to the decline in product and other gross profit margin. Excluding the impact of the unfavorable fresh start accounting adjustment of $19 million, the product and other gross profit margin for the second quarter and first six months of fiscal 2007 decreased from 35.0% to 31.9% and declined from 32.7% to 30.8%, respectively, compared with the corresponding periods of fiscal 2006.

Service gross profit margin for the second quarter and first six months of fiscal 2007 decreased 13.2 percentage points and 4.6 percentage points, respectively, compared with the corresponding periods in fiscal 2006. The decline in service gross profit margins was primarily due to the unfavorable fresh start accounting adjustment of $13 million representing a reduction in customer support contract revenue. Excluding the impact of the unfavorable fresh start accounting adjustment of $13 million, gross profit margin for the second quarter and first six months of fiscal 2007 increased from 46.4% to 47.4% and from 46.0% to 47.4%, respectively, compared with the corresponding periods of fiscal 2006, due to the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Research and development	$15	$21	$16	$45
% of total revenue	14%	16%	13%	15%
Selling, general and administrative	$42	$58	$42	$117
% of total revenue	39%	42%	35%	40%
Other operating expenses, net	$3	$10	$4	$17
% of total revenue	3%	7%	3%	6%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the second quarter of fiscal 2007 decreased by 28% from the corresponding period of fiscal 2006 and decreased as a percentage of total revenue from 58% to 53%. Operating expenses, excluding other operating expenses, for the first six months of fiscal 2007 decreased by 29% from the corresponding period of fiscal 2006 and decreased as a percentage of total revenue from 55% to 50%. The decline in operating expenses was primarily attributable to lower headcount resulting from our restructuring activities and through employee attrition and from the impact of our overall expense control measures aimed at bringing expenses in line with prevailing revenue levels. The reduction in operating expenses improved slightly by the fact that our accounting calendar had 26 weeks during the first six months of fiscal 2007 compared with 27 weeks during the first six months of fiscal 2006.

Research and Development Expense. Research and development expense for the second quarter and first six months of fiscal 2007 decreased $6 million or 30% and $14 million or 31%, respectively, compared with the corresponding periods of fiscal 2006. The decrease reflects a 24% reduction in headcount from restructuring and attrition, credits to expense received from research and development funding arrangements of $2 million and $3 million in the second quarter and first six months of fiscal 2007, respectively, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and lower materials costs. We will continue to focus our research and development investments toward potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the second quarter and first six months of fiscal 2007 decreased by $16 million or 28% and $34 million or 29%, respectively, compared with the corresponding periods of fiscal 2006. Decreases were primarily due to a 36% reduction in headcount from restructuring and attrition, lower outside services costs, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and credits to expense received from marketing funding arrangements of $1 million and $2 million in the second quarter and first six months of fiscal 2007, respectively. Decreases were offset in part by $2 million associated with the amortization of intangibles. Included in the second quarter and first six months of fiscal 2006 was $6 million and $9 million respectively in professional advisory fees incurred in connection with our cost reduction initiatives that did not recur in the corresponding periods of fiscal 2007.

Other Operating Expenses.

Over the past several years in response to declining revenues, we initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense of $1 million and $10 million for the second quarters of fiscal 2007 and fiscal 2006, respectively, represented the costs of our restructuring plans. Other operating expense for the second quarter of fiscal 2007 includes $1 million for accretion and other costs related to our vacated leased facilities and immaterial other accruals and charges. Other operating expense of $5 million and $17 million for the first six months of fiscal 2007 and fiscal 2006, respectively, represented the costs of our restructuring plans. Other operating expense for the first six months of fiscal 2007 includes a $4 million charge for severance costs and related charges and $1 million for accretion and other costs related to our vacated leased facilities. As a result of the restructuring actions undertaken, we anticipate operating cash outflows of $2 million during the 12 months following December 29, 2006, for severance and related charges and $2 million through fiscal 2011 for facilities related expenditures, which is net of estimated sublease income of $2 million. See Note 6 to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding restructuring activities.

In addition, other operating expense in the second quarter of fiscal 2007 included $2 million in bankruptcy-related charges representing post-emergence charges, primarily professional fees, incurred subsequent to our emergence from bankruptcy, as a direct result of our Chapter 11 filing.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company
		Predecessor Company
	Three Months Ended	Three Months Ended		Six Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Sept. 29, 2006	Dec. 30, 2005
Interest expense	$(3,158)	$(4,028)	$(7,688)	$(7,503)

Investment gain (loss)	$—	$—	$10,100	$(227)
Foreign exchange gain (loss)	234	404	23	243
Miscellaneous income (expense)	56	(677)	526	(949)
Interest income	909	475	637	775

Interest and other income (expense), net	$1,199	$202	$11,286	$(158)

Income (loss) from equity investment	$—	$1,601	$105	$133

Interest Expense. Interest expense decreased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 principally due to lower long-term debt balances in the second quarter of fiscal 2007 compared with the second quarter of 2006. Interest expense for the first six months of fiscal 2007 increased from $7.5 million to $10.8 million compared with the corresponding period of fiscal 2006. The increase was due to the amortization of short-term loan costs during the first quarter of fiscal 2007 associated with our DIP financing arrangement that was completed during the first quarter of fiscal 2007. The DIP financing arrangement also carried a higher rate of interest than the credit facilities utilized in fiscal 2006, which also contributed to higher interest expense.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net, for the six months ended December 29, 2006 of $12.5 million is primarily due to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan.

Income (Loss) from Equity Investment. Income (loss) from equity investment represents our share of the results of operations of SGI Japan. In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we began to account for this investment under the cost method of accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock in the second quarter of fiscal 2007. Under the requirements of the cost method, we will record any dividends received from SGI Japan as income and will no longer record our share of the results of operations of SGI Japan.

Reorganization items

Reorganization Items, Net. Reorganization items, net represent expense or income amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our Consolidated Statements of Operations. Such items consist of the following (dollars in thousands):

Predecessor Company
Three months ended
September 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization and fresh-start reporting	(142,033)
Increase to fresh-start basis of assets and liabilities	(200,963)

$(340,397)

Provision for Income Taxes

Our net provision for income taxes of $ 3.1 million for the first six months of fiscal 2007 arose principally from net income taxes payable in foreign jurisdictions and withholding taxes paid on our gain from the sale of a portion of our equity interest in SGI Japan. The net provision for income taxes of $0 .8 million for the first six months of fiscal 2006 arose principally from net income taxes payable in foreign jurisdictions and a net increase to our reserves for taxes and related interest in various jurisdictions for historic tax exposures, partially offset by a refund of state income taxes paid in prior years.

Financial Condition

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of financial condition, the six months ended December 29, 2006 have been compared to the six months ended December 30, 2005 as included, in part, in the Company’s Condensed Consolidated Statements of Cash Flows (which are contained in Part I, Item 1 of this report.)

Cash Balances. At December 29, 2006, our unrestricted cash and cash equivalents and marketable investments totaled $75 million, compared with $55 million at June 30, 2006. The balance as of the December 29, 2006, includes the effect of the financing and equity Plan effects which resulted in net cash inflows of $29 million. The payment of approximately $36 million in Plan related obligations have been deducted from this cash balance while the remaining estimated $10 million of Plan related obligations will continue on negotiated payment terms through the third quarter of fiscal 2007. In addition, at emergence we had $30 million of capacity available under the exit financing revolver, which we will utilize up to the full availability under the revolver to fund intra-quarter cash needs. During the second quarter of fiscal 2007, the maximum amount drawn on the revolver and subsequently paid within 20 days was $8 million. At December 29, 2006 and June 30, 2006, we also held $33 million and $48 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The increase in cash and cash equivalents compared with June 30, 2006 is primarily the result of cash provided by net proceeds from the Rights Offering and sale of Overallotment shares, the sale of a portion of the equity investment in SGI Japan to SGI Japan, Ltd, and net proceeds from maturities of restricted investments, offset in part by cash used in operations during the first six months of fiscal 2007.

Cash Consumption Trends. Primarily as a result of net losses and costs associated with the Chapter 11 proceedings, operating activities used $52 million during the first six months of fiscal 2007, compared with $23 million during the same period of fiscal 2006. The negative operating cash flows in the first six months of fiscal 2007 were primarily due to our operating losses and lower revenue levels. During the first six months of fiscal 2007, accounts receivable increased $8 million compared to the $23 million decrease that was generated during the same period of fiscal 2006. Inventory increased $16 million during the first six months of fiscal 2007 compared to the $8 million decrease in inventory reported in the same period of fiscal 2006. Accounts payable decreased $25 million in the first six months of fiscal 2007 primarily due to the settlement of bankruptcy obligations compared with a decrease of $7 million in the same period of fiscal 2006. Other assets and liabilities decreased $2 million net in the first six months of fiscal 2007 compared to the $7 million increase in the same period of fiscal 2006. During the first six months of fiscal 2007, accrued compensation increased $3 million compared with the $10 million decrease in accrued compensation in the same period of fiscal 2006 primarily due to the timing of the payment of payroll as well as fluctuations in headcount due to planned reductions and attrition. Deferred revenue increased $31 million in the first six months of fiscal 2007 compared with an increase of $16 million in the same period of fiscal 2006, primarily resulting from the timing of revenue recognition of sales transactions and higher customer support contract renewals. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $8 million and $17 million in first six months of fiscal 2007 and fiscal 2006, respectively. In the first quarter of fiscal 2007, adjustments were made to cash flow from operations to reflect the effect of the plan of reorganization and the associated revaluation of assets and liabilities.

Investing activities provided $30 million in cash during the first six months of fiscal 2007, compared with using $12 million during the same period of fiscal 2006. The positive cash flows in the first six months of fiscal 2007 were primarily due to the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd and net proceeds from maturities of restricted investments. Principal investing activities in the first six months of both fiscal 2007 and fiscal 2006 primarily consisted of purchases of property and equipment of $4 million and $3 million, respectively.

Financing activities provided $40 million in cash during the first six months of fiscal 2007, compared with $36 million during the same period of fiscal 2006. During the first six months of fiscal 2007, we repaid debt principal of $138 million and received proceeds of $30 million from DIP funding issued while under Chapter 11 and $93 million from our new exit financing. During the first six months of fiscal 2007, we received net proceeds of $57 million from the Rights Offering and sale of Overallotment shares. During the first six months of fiscal 2006, the Predecessor Company also received $2 million from stock issued under the Predecessor Company’s employee stock plans. During the first six months of fiscal 2006, the Predecessor Company received $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt.

The Predecessor Company incurred net losses and negative cash flows from operations during each of the past several fiscal years. At December 29, 2006, the Successor Company’s principal sources of liquidity included unrestricted cash and marketable investments of $75 million, up from the Predecessor Company’s balance of $55 million at June 30, 2006. Currently, we expect to consume cash from operations through the remainder of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our exit financing agreement for fiscal 2007.

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

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for the Company’s ongoing operations. The exit financing facility matures in October 2011. The annual payments, including estimated interest, over the next five years are as follows (in millions): fiscal 2007 — $11; fiscal 2008 — $12; fiscal 2009 — $24; fiscal 2010 — $27; fiscal 2011 — $24 and $40 thereafter.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for the remainder of fiscal 2007. While we are continuing to implement initiatives aimed at improving revenue and margins for our Core Systems products, we expect to continue consuming cash from operations through at least the remainder of fiscal 2007. In addition to cash generated from our operations, we expect the net funds from our new credit agreement to provide working capital for our ongoing operations. We cannot be certain however, that the funds provided by the new credit agreement will be adequate to achieve our objectives. If we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be forced to develop and implement further restructuring plans, evaluate other strategic alternatives, or become subject to further insolvency proceedings.

Contractual Obligations

During the first six months of fiscal 2007, the only material change to our contractual obligations was the signing of a new lease for our replacement headquarters facility in Sunnyvale, California. On September 7, 2006, the Predecessor Company entered into a Lease Agreement with Christensen Holdings, L.P. The lease is for approximately 128,154 square feet with an initial five year lease term. The following are the future minimum rent obligations for this lease (in thousands):

Successor Company
Rent Obligations
Current Year	$1,252
Fiscal 2008	1,554
Fiscal 2009	1,615
Fiscal 2010	1,677
Fiscal 2011	1,738
Thereafter	291

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe there have been no significant changes during the six months ended December 29, 2006 to the items that the Predecessor Company disclosed as its critical accounting policies and estimates in its discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.

Fresh-Start Reporting

Although we emerged from bankruptcy on October 17, 2006, we adopted “fresh-start” reporting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start reporting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start required us to allocate our reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. For further information on fresh-start reporting see Note 4.

At September 29, 2006 we preliminarily allocated the reorganization value to our tangible assets and liabilities and identifiable intangible assets established. Any residual reorganization value was recorded as goodwill. Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007. The allocation of the reorganization value requires management to make significant estimates in determining the fair values of Predecessor company assets and liabilities as well as with respect to new intangible assets. These estimates are based on historical experience and information obtained from management. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At December 29, 2006, goodwill was $4 million, and other intangible assets, net were $82 million. We review goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. For our critical accounting policy and estimates for goodwill, see Critical Accounting Policies and Estimates in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. For identifiable intangible assets we assess for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

The condensed consolidated balance sheet as of December 29, 2006 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the six-month period ended December 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start reporting. The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of September 29, 2006 and will have a material impact on consolidated statements of operations for periods subsequent to September 29, 2006.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the twelve months following the adoption of fresh-start reporting. The Successor Company is still in the process of completing its review of FIN 48 and SAB 108 for the impact on its consolidated results of operations.

Risks That Affect Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We have been incurring losses and consuming cash in our operations and must reverse these trends. The Predecessor Company incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At December 29, 2006, the Company’s principal source of liquidity was unrestricted cash and marketable investments of $75 million, up from $66 million at December 30, 2005. Currently, we expect to consume cash from operations through the end of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plans for fiscal 2007 that our restructuring plan yields its anticipated savings and we meet the goals of our financing arrangements. See“—Financial Condition”.

To seek to improve our liquidity, we are continuing to implement actions aimed at expense reductions and a revenue generation initiative aimed at reversing the decline in our revenues. In addition, our operating goals require us to maintain stable year-over-year revenue levels while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “—Financial Condition”.

Our financial results have been and will continue to be affected by the adoption of fresh-start accounting and do not reflect historical trends. Our emergence from Chapter 11 proceedings on the Emergence Date has resulted in a new reporting entity and adoption of fresh-start reporting in accordance with Statement of Position (“SOP”) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As required by fresh-start accounting, our assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Company’s financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations from and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical consolidated financial statements of the Predecessor Company. For further information about fresh-start accounting, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fresh-Start Reporting”.

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries. During the course of our Chapter 11 proceedings, the Court entered orders allowing us to pay certain pre-petition key vendor trade claims in the ordinary course of business, however, we were not permitted to pay all of our vendors in full. Although we did not experience any significant disruption in our relationships with our suppliers or vendors during the reorganization, we could have difficulty maintaining existing relationships, or creating new relationships with suppliers or vendors in the future due to the residual effects of the bankruptcy filing. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on terms such as ‘cash on delivery,’ ‘cash on order,’ or other terms that could have an adverse impact on our short-term cash flows. In addition, the fact that we recently completed a bankruptcy reorganization may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

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

We may not achieve our operating goals and may not be in compliance with debt covenants. On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, were used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. See Note 13 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Under the terms of the exit financing, we are required to comply with various terms and conditions. Although to date we have been in compliance, there can be no assurance that we will be able to comply with such terms and conditions in the future. In the event that we default under the exit financing agreement and the exit financing agreement is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the exit financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In addition, if we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we could be forced to sell all or parts of our business and develop and implement further restructuring plans.

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

Our on-going restructuring activities may not reduce our losses and cash consumption. The Predecessor Company implemented several expense-related restructurings in recent years. In addition, in September 2005, March 2006, and June 2006, the Predecessor Company began to implement restructuring plans aimed at further expense reductions and we continue to execute on these plans. See “—Overview—Further Restructurings to Reduce Expenses”. Although we will seek to implement these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish their intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

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

Our strategy to complete the Company’s turnaround efforts will require significant changes in the executive structure. Our success depends on our ability to recruit talent with incremental skills into the Successor Company at an executive level. While we are making every effort to identify and hire new talent, we can make no assurances as to the amount of time this process will take. In addition, the process may result in additional changes in key employee and executive positions as we work to establish our future company organization. While any changes would be designed to enhance the future prospects of the Company, we cannot assure you that such changes will lead to an improvement of our business and financial condition.

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

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In addition, our SGI Altix XE family of cluster products was introduced in June 2006. Our Linux-based systems sales declined by 40% in fiscal 2006 compared with fiscal 2005. Risks associated with these newer product families include dependence on Intel in terms of price, supply, dependability, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 and Intel Xeon processor families; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

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

Our financial reporting controls and procedures may be impaired by our restructuring activities and attrition. The uncertainties surrounding our business prospects, the Chapter 11 filing, and our continuing restructuring actions have increased the challenges of attracting and retaining qualified employees. Attrition increased during our Chapter 11 proceedings. There is no guarantee that we can retain highly qualified employees, or that we will be able to hire highly qualified candidates, as new skills are needed. In addition, while we will strive to ensure that material weaknesses do not develop in our internal controls due to headcount reductions or other factors, there is no guarantee that our internal controls will be unaffected by the restructuring actions or attrition. If material weaknesses develop and we are unable to efficiently and effectively address these matters, investors could lose confidence in the reliability of our internal controls over financial reporting.

We are increasingly dependent on our key suppliers. Our strategy of developing system products based on industry-standard technologies has increased our technical dependence on Intel and other key suppliers. It is therefore important that we receive appropriate development cooperation from our suppliers, and that the products from these suppliers continue to evolve in ways that support the differentiation that we seek to bring to our products. In particular, our SGI Altix family depends on continued component availability, dependability, quality, performance and price/performance. Our financial performance and business prospects would be adversely affected if our suppliers were to reduce their support, including to supply components on terms that enable us to compete effectively for sales with substantial price sensitivity.

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

Our dependence on key suppliers, including sole source suppliers, may prevent us from delivering an acceptable product on a timely basis. We rely on both single source and sole source suppliers for many of the components we use in our products. For example, we currently utilize microprocessors from a sole source supplier in our SGI Altix family of servers and superclusters and have designed our system architecture to optimize performance using their processors. If we were to utilize an alternative microprocessor, the transition would require an alternative design, which would be costly and cause significant delays in the development of future products, adversely affecting our business and operating results.

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

We have risk related to end of life buys from sole source suppliers of custom material. This material is planned to cover market demand through fiscal 2009. Our business could be adversely affected with any change in demand. We may not have sufficient supply to meet the increase in demand, and there can be no assurance that we will be able to qualify an alternate source without significant incremental cash impact. A decrease in market demand may result in charges of excess and obsolete inventory.

We may not be able to retain and attract qualified employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects, the Chapter 11 Cases and our continuing restructuring actions have increased the challenges of retaining world-class talent. Our attrition rates did increase during our Chapter 11 proceedings. Although we have put programs in place to encourage employee retention, there is no guarantee that we can retain highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

We expect our operating results to fluctuate for a variety of reasons. Our revenue and operating results may fluctuate for a number of reasons from period to period. Decreases in revenue can arise from any number of factors, including decreased demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic conditions, competitive factors, military or terrorist actions, or natural disasters. Demand can also be adversely affected by concerns specifically associated with our financial health and by product and technology transition announcements by us or our competitors. The timing of customer acceptance of certain large-scale server products may also have a significant effect on periodic operating results. Margins are heavily influenced by revenue levels, mix considerations, including geographic concentrations, the mix of product and service revenue, industry price trends, competitive pricing pressures and the mix of server and desktop product revenue as well as the mix of configurations within these product categories. As a result of the concentration of sales in the third month of each quarter, developments late in a quarter can have a significant impact on that period’s results.

We operate in a highly competitive industry. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. An important competitive development in our market has been the emergence of networked clusters of commodity computers from suppliers like Dell Computer. These clusters have grown at a faster rate and are taking an increasing share of the high-performance computing market. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “—Many of our international sales require export licenses”. Although we have introduced a cluster product, we face significant competition in this market.

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

Many of our international sales require export licenses. Our sales to customers outside the United States are subject to U.S. export regulations. Sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international sales would be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

Products are often upgraded during their product life cycle. The ability to upgrade products in a timely fashion is necessary to compete in the computer industry. Delay in introducing updates and upgrades can adversely affect acceptance and demand for product.

We may become involved in intellectual property disputes. We do receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or may seek to obtain a license. We are in discussions with parties regarding the potential use of our patents, which may result in licensing fees, royalties or a one-time settlement. If negotiations are not successful, we may need to litigate. If we were to litigate, we could incur significant costs and we might not prevail in our case. We are in discussions with several parties that have asserted intellectual property infringement claims. In any given case there is a risk that a license will not be available on terms that we consider reasonable, or that litigation will ensue. We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of these intellectual property claims will also increase.

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

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases of the Debtors seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against us in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requests that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against us in respect of our alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claim. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ plan of reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Company. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the plan of reorganization. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, the Company reached an agreement in principle with LGE to settle its pre-petition claim. This agreement was reduced to writing on or about November 30, 2006. By this agreement, the Company agreed that LGE would receive a distribution of $375,000 from the General Unsecured Creditors Claim pool established as part of the Company’s Plan of Reorganization. The Company and LGE also reached agreement that LGE’s claim for damages during the pendency of the bankruptcy would be capped at $1,500,000. The Company did not agree that LGE has a claim and the Company continues to dispute LGE’s assertion that it does. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

We do not believe that LGE’s claims of post-petition patent infringement are meritorious and we intend to oppose them. On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents. The parties have mutually agreed to extend certain court dates in order to have an opportunity to further discuss a resolution of their dispute.

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

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon® graphics processors infringe U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a Court Ordered injunction against future infringement by ATI.

On or about October 25, 2006, AMD announced the completion of its acquisition of ATI Technologies, Inc. SGI filed an amended Complaint adding two additional patents to its claims on November 30. ATI filed an answer to the Complaint on December 1; ATI filed its Answer to the Amended Complaint on December 14, 2007. Trial has been set for November 13, 2007.

We cannot predict the outcome of these claims, which may be unfavorable and, we may incur greater loss than we anticipate as a result of these claims.

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

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including RoHS, which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union on or after July 1, 2006. Due to these restrictions, we have decided not to ship our remarketed products from the United States to Europe after July 1, 2006, and we have completed our work with our suppliers to assure RoHS compliance with respect to our other products. If a regulatory authority determines that one of our products is not RoHS-compliant, we may have to redesign and re-qualify certain components to meet RoHS requirements, which could subject us to increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.

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

Evaluation of disclosure controls and procedures. Our management, including our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “evaluation date”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of the evaluation date, to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

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

A restated description of the risk factors associated with our business is included under “Risks That Affect Our Business” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this Form 10-Q. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and is incorporated herein by reference.

Item 5.	Other Information

None

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

Dated: February 12, 2007	SILICON GRAPHICS, INC.
a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman
Chief Financial Officer and Corporate Controller
(Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis McKenna, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Silicon Graphics, Inc. (the “Company”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4. The Company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2007

/s/ Dennis McKenna
Dennis McKenna
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathy Lanterman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Silicon Graphics, Inc. (the “Company”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4. The Company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2007

/s/ Kathy Lanterman
Kathy Lanterman
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The certification set forth below is being submitted to the Securities and Exchange Commission in connection with the Report on Form 10-Q (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Dennis McKenna, the Chief Executive Officer and Kathy Lanterman, the Chief Financial Officer of Silicon Graphics, Inc., each certifies that, to the best of his/her knowledge:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Silicon Graphics, Inc.

Date: February 12, 2007

/s/ Dennis McKenna
Name:	Dennis McKenna
Chief Executive Officer

/s/ Kathy Lanterman
Name:	Kathy Lanterman
Chief Financial Officer