Form 10-Q
period 2007-03-30
SILICON GRAPHICS INC
filed 2007-05-09
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2007.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-10441

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 27, 2007, there were 11,125,000 shares of Successor Company common stock, par value $0.01 per share, outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Trademarks used in this Form 10-Q: Silicon Graphics®, Altix®, Origin®, Onyx®, IRIX®, Silicon Graphics Fuel®, SGI®, and Tezro® are registered trademarks, and Silicon Graphics Prism is a trademark of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide. MIPS® is a registered trademark of MIPS Technologies, Inc. used under license by Silicon Graphics, Inc. UNIX® is a registered trademark of The Open Group in the U.S. and other countries. Intel®, Itanium® and Xeon® are registered trademarks of Intel Corporation or its subsidiaries in the U.S. and other countries. Linux® is a registered trademark of Linus Torvalds in several countries. Red Hat® and all Red Hat-based trademarks are trademarks or registered trademarks of Red Hat, Inc. in the United States and other countries. All other trademarks mentioned herein are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Product and other revenue	$56,117	$42,601	$114,797	$45,229	$178,466
Product revenue from related party	2,454	3,832	7,456	15,377	25,497
Service revenue	52,475	59,129	96,516	61,199	199,134

Total revenue	111,046	105,562	218,769	121,805	403,097

Costs and expenses:
Cost of product and other revenue (1)	41,330	35,042	101,248	42,710	141,111
Cost of service revenue	33,025	33,185	62,412	32,265	108,791
Research and development	14,186	20,838	29,170	16,007	65,457
Selling, general, and administrative (2)	42,017	51,336	83,623	42,359	168,828
Impairment of goodwill	—	8,386	—	—	8,386
Other operating expenses, net (3)	358	11,550	3,243	3,926	28,849

Total costs and expenses	130,916	160,337	279,696	137,267	521,422

Operating loss	(19,870)	(54,775)	(60,927)	(15,462)	(118,325)
Interest expense (contractual interest of $7,841 for the three-month period ended September 29, 2006)	(2,836)	(4,824)	(5,994)	(7,688)	(12,327)
Interest and other income (expense), net (4)	174	278	1,373	11,286	119
Income from equity investment	—	254	—	105	387

Loss before reorganization items and income taxes	(22,532)	(59,067)	(65,548)	(11,759)	(130,146)
Reorganization items, net	—	—	—	340,397	—

Income (loss) before income taxes	(22,532)	(59,067)	(65,548)	328,638	(130,146)
Income tax provision	488	(5,112)	1,166	2,382	(4,328)

Net income (loss)	$(23,020)	$(53,955)	$(66,714)	$326,256	$(125,818)

Net income (loss) per share:
Basic	$(2.07)	$(0.20)	$(6.00)	$1.20	$(0.47)

Diluted	$(2.07)	$(0.20)	$(6.00)	$0.77	$(0.47)

Weighted-average shares used to compute net income (loss) per share:
Basic	11,125	270,486	11,125	271,563	268,635

Diluted	11,125	270,486	11,125	423,875	268,635

(1)	Cost of product and other revenue includes non-cash costs of $2 million and $4 million, respectively, associated with the amortization of intangibles in the three- and six-month periods ended March 30, 2007.
(2)	Selling general and administrative expense includes non-cash costs of $2 million and $4 million, respectively, associated with the amortization of intangibles in the three- and six-month periods ended March 30, 2007.
(3)	Represents estimated restructuring costs, related accretion expense, and asset impairments in each of the three-month periods ended March 30, 2007, September 29, 2006 and March 31, 2006, in the six-month period ended March 30, 2007 and in the nine-month period ended March 31, 2006. The three- and six-month periods ended March 30, 2007 also include approximately $0.2 million and $2 million, respectively, in bankruptcy-related items incurred after emergence from bankruptcy.
(4)	The three-month period ended September 29, 2006 includes a pre-tax gain of approximately $10 million on the sale of a portion of the Predecessor Company’s investment in SGI Japan. See Note 14.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
	(unaudited)	(1)
Assets:
Current assets:
Cash and cash equivalents	$69,458	$54,673
Short-term marketable investments	42	203
Short-term restricted investments	29,213	32,539
Accounts receivable, net of allowance for doubtful accounts of $1,833 at March 30, 2007 and $3,117 at June 30, 2006	58,613	58,417
Inventories	95,379	49,997
Prepaid expenses	7,847	10,457
Other current assets	35,303	54,723

Total current assets	295,855	261,009
Restricted investments	297	15,959
Property and equipment, net of accumulated depreciation and amortization	44,538	27,873
Goodwill	3,815	4,515
Other intangibles	78,378	—
Other non-current assets, net	53,239	70,702

	$476,122	$380,058

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$32,207	$8,951
Accrued compensation	35,940	29,224
Income taxes payable	625	1,596
Other current liabilities	45,082	46,548
Customer obligations	35,656	9,316
Current portion of long-term debt	380	103,124
Current portion of deferred revenue	85,314	117,907

Total current liabilities	235,204	316,666
Long-term debt	85,000	397
Non-current portion of deferred revenue	8,459	18,291
Other non-current liabilities	26,967	54,928

Total liabilities not subject to compromise	355,630	390,282
Liabilities subject to compromise	—	320,230

Total liabilities	355,630	710,512
Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
New preferred stock, $0.01 par value; 5,000,000 shares authorized;	—	—
New common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,125,000 shares issued and outstanding	187,207	—
Old common stock, $0.001 par value, and additional paid-in capital; 750,000,000 shares authorized; 274,887,761 and 274,247,196 shares issued and outstanding, respectively	—	1,564,504
Accumulated deficit	(66,715)	(1,868,201)
Treasury stock	—	(6,760)
Accumulated other comprehensive loss	—	(19,997)

Total stockholders’ equity (deficit)	120,492	(330,454)

	$476,122	$380,058

(1)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Successor Company	Predecessor Company
	Six Months Ended March 30, 2007	Three Months Ended (1) Sept. 29, 2006	Nine Months Ended (1) March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(66,714)	$326,256	$(125,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	(342,996)	—
Depreciation and amortization	21,427	10,202	37,040
Amortization of premium and discount on long-term debt, net	—	—	(2,804)
Impairment of goodwill	—	—	8,386
Write-off of in-process R&D	500	—	—
Amortization of inventory fair value adjustment to cost of sales	16,918	—	—
Gain on sale of equity investment	—	(9,848)	—
Share-based compensation expense	1,319	122	2,174
Other	(795)	(1,474)	194
Changes in operating assets and liabilities:
Accounts receivable	(7,306)	8,187	35,300
Inventories	(11,734)	(13,639)	(5,067)
Accounts payable	(26,163)	6,361	442
Accrued compensation	4,100	2,616	(8,678)
Deferred revenue	66,854	(18,189)	36,314
Other assets and liabilities	(29,683)	5,844	(11,528)

Total adjustments	35,437	(352,814)	91,773

Net cash used in operating activities	(31,277)	(26,558)	(34,045)

Cash flows from investing activities:
Purchases of marketable investments	61	(61)	(562)
Restricted investments:
Purchases	(18,522)	(6,686)	(33,468)
Maturities	40,987	5,580	32,588
Proceeds from sale of equity investment	—	18,690	—
Purchases of property and equipment	(7,619)	(1,064)	(5,728)
(Increase) decrease in other assets	3,501	(2,327)	(417)

Net cash provided by (used in) investing activities	18,408	14,132	(7,587)

Cash flows from financing activities:
Payments of debt principal	(8,371)	(130,007)	(20,497)
Proceeds from debt financing	—	—	50,000
Proceeds from debtor-in-possession financing	—	29,825	—
Proceeds from exit financing	8,000	85,000	—
Payments of debt issuance costs	—	(896)	(1,546)
Net proceeds from financing arrangements	—	—	813
Proceeds from employee stock plans	—	—	2,872
Proceeds from issuance of stock	—	56,529	—

Net cash provided by (used in) financing activities	(371)	40,451	31,642

Net increase (decrease) in cash and cash equivalents	(13,240)	28,025	(9,990)
Cash and cash equivalents at beginning of period	82,698	54,673	64,247

Cash and cash equivalents at end of period	$69,458	$82,698	$54,257

(1)	In the second quarter of fiscal 2007, we revised our statements of cash flows for fiscal 2006 and the first three months of fiscal 2007. The changes related to the classification of net changes in selected other long-term assets as operating or financing activities instead of investing activities. These changes resulted in a $1.6 million decrease in net cash used in operating activities, a $1.5 million increase in cash used in financing activities, and a $0.1 million increase in net cash used in investing activities in the first nine months of fiscal 2006. These changes resulted in a $2.3 million increase in net cash provided by operating activities and a $2.3 million increase in net cash used in investing activities in the first three months of fiscal 2007. These revisions to the statements of cash flows had no impact on the company’s cash and cash equivalents, balance sheet or income statement.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Silicon Graphics, Inc. is a leading provider of products, services and solutions for use in high-performance computing and data management. We sell solutions based on a complete range of scalable server and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems providing them with strategic and competitive advantages. Our products are also among the best in the industry in energy efficiency. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security or gaining business “intelligence” through data-mining, SGI’s solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education. SGI’s solutions, products and services are used in a range of markets, including defense and intelligence, sciences, engineering analysis, digital content management and both commercial and government enterprise.

Silicon Graphics, Inc.’s emergence from proceedings under chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) on October 17, 2006 (as described in Note 2 below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), as of September 29, 2006. References to “Successor Company,” “we,” “us” or “our” in the financial statements in this report and the notes thereto refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the financial statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. As the context may require, “we,” “us” or “our” may also refer to both the Successor Company and the Predecessor Company. For further information on fresh-start accounting, see Note 4.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Predecessor Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc. and WTI-Development, Inc. Certain subsidiaries of the Predecessor Company, consisting principally of international subsidiaries, were not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors was authorized to continue to operate as an ongoing business, but was not allowed to engage in transactions outside the ordinary course of business without the prior approval of the Court.

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

On May 10, 2006, the Predecessor Company, Silicon Graphics Federal, Inc. and Silicon Graphics World Trade Corporation (collectively, the “Borrowers”) entered into a Post-Petition Loan and Security Agreement (the “Interim DIP Agreement”) dated as of May 8, 2006 with Quadrangle Master Funding Ltd., Watershed Technology Holdings, LLC and Encore Fund, L.P. (collectively, the “Interim DIP Lenders”). The Interim DIP Agreement provided $70 million of debtor-in-possession (“DIP”) financing (the “$70 million interim DIP Financing”) to the Borrowers secured by certain of the borrowers’ assets. The interest rate under the Interim DIP Agreement was the per annum rate equal to the greater of (i) the rate of interest published in the Wall Street Journal from time to time as the “Prime Rate” plus seven percentage points or (ii) 250 basis points higher than the rate at which cash interest was then payable under the Predecessor Company’s pre-petition credit agreement, provided that upon an event of default, the then current interest rate under the Interim DIP Agreement would be increased by two percentage points.

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

In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement (the “DIP Agreement”) with Morgan Stanley Senior Funding, Inc., (the “Administrative Agent”), Wells Fargo Foothill, Inc., the Interim DIP Lenders and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $130 million of debtor-in-possession financing. The DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of up to $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens and a “carve-out” for specified professional fees and other costs and expenses, superpriority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured noteholders certain adequate protection of their interests therein.

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

Emergence from Chapter 11

After satisfying all conditions precedent to emergence under the Plan, we emerged from Chapter 11 effective as of October 17, 2006 (“Emergence Date”). On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. We were in compliance with these covenants through March 30, 2007. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares described below were used to pay off $113 million due under the DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. The exit financing facility matures in October 2011.

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

As of the Emergence Date, the authorized capital stock of the reorganized company consists of 25,000,000 shares of new common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, 10,000,000 shares were issued and distributed to holders of Allowed Secured Note Claims and Allowed Cray Unsecured Debenture Claims and 1,125,000 shares were issued and distributed as Overallotment shares pursuant to the Backstop Purchasers to the Backstop Purchase Agreements. In addition, 1,250,000 shares of the new common stock were reserved for issuance pursuant to the terms of the New Management Incentive Plan in accordance with the Plan. Awards under the Plan have been approved and began being issued as of December 2006. See Note 5 for further information regarding this Management Incentive Plan. No shares of preferred stock are outstanding.

As of the Emergence Date, Dr. Lewis S. Edelheit, Dr. Robert M.White, Anthony R. Muller and Mr. Robert R. Bishop ceased being directors of the Company (Dr. White and Mr. Money are still directors of SG Federal) and the following persons became members of the Board of Directors pursuant to and by operation of the Plan: Eugene I. Davis, Anthony Grillo, Kevin D. Katari, and Chun Won Yi. James A. McDivitt remains as a director of the Successor Company. Dennis P. McKenna remained as a director of the Successor Company from the date of emergence until his resignation from the company and the company’s Board of Directors on April 6, 2007. On October 18, 2006, Mr. Katari was elected as Chairman of the Board. On January 31, 2007, the Board of Directors elected Ms. Joanne O’Rourke Isham as a member of the Company’s Board to serve a term expiring at its 2008 Annual Meeting of Stockholders. On April 9, 2007, the Company named Robert “Bo” Ewald the Company’s Chief Executive Officer, effective immediately, to replace Mr. McKenna, who served as the Company’s Chief Executive Officer since January 31, 2006. The Board appointed Mr. Ewald as a Class I director of the Board, serving until the expiration of the Class I director term at the company’s 2007 Annual Meeting.

Since October 23, 2006, our new common stock has traded on the Nasdaq Global Market under the symbol SGIC.

Reorganization items

Reorganization Items, Net. Reorganization items, net represents expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations. Such items consisted of the following (in thousands):

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. The accompanying condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly- and majority-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain revisions have been made to all prior periods presented in the condensed consolidated financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission. During the first nine months of fiscal 2007, the accounting period had 39 weeks compared with 40 weeks during the first nine months of fiscal 2006.

Our ability to continue as a going-concern is dependent upon, among other things: our ability to achieve profitability; our ability to maintain adequate cash on hand; our ability to generate cash from operations; and our ability to continue implementing our revenue stabilization initiatives. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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

For the period subsequent to the Petition Date and prior to emergence, the accompanying consolidated financial statements were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were segregated in the condensed consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items, which included the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, were reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Fresh-Start Accounting

Although we emerged from bankruptcy on October 17, 2006, we adopted “fresh-start” accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting requires the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company”. While all amounts reflected in this Form 10-Q are reported in accordance with accounting principles generally accepted in the United States, in Item 2 of this report we explain our results of operations excluding the impact of fresh-start reporting in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance. For further information on fresh-start accounting, see Note 4.

The condensed consolidated balance sheet as of March 30, 2007 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of March 30, 2007 and September 29, 2006 and will have a material impact on condensed consolidated statements of operations for periods subsequent to March 30, 2007.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the condensed consolidated financial statements of the Successor Company within the 12 months following the adoption of fresh-start reporting. As a result, we were required to early adopt SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” ( “EITF 06-2”), and EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to

Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Successor Company has completed its review of these accounting pronouncements for impact on its condensed consolidated results of operations with the exception of SAB 108. With the exception of EITF 06-2, the early adoption of these pronouncements did not have a material effect on our financial position, results of operations, or cash flows. The early adoption of EITF 06-2 resulted in a $1.7 million increase in our liability for sabbatical leave and was included as part of the fresh-start valuation adjustments.

4.	Fresh-Start Reporting

On September 19, 2006, the Court entered its Confirmation Order confirming the Plan. Our emergence from Chapter 11 proceedings on the Emergence Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006, as reflected in the following financial information. Reorganization adjustments have been made in the financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting.

Preliminary reorganization adjustments resulted primarily from the:

i.	changes in the carrying values of assets and liabilities to reflect fair values, including the establishment of certain intangible assets;

ii.	discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan;

iii.	addition of new financing;

iv.	cash distributions paid or payable to pre-petition creditors; and

v.	issuance of Successor Company , or “new” common stock and cancellation of Predecessor Company, or “old” common stock.

We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. In June 2006, we determined a reorganization value, together with the financial advisor, using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are based on a variety of estimates and assumptions, which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Changes in these estimates and assumptions may have a significant effect on the determination of our reorganization value. The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs and cash flows, for fiscal 2007-2022 were provided by management based on our best estimate at the time the analysis was performed. Management’s estimates implicit in the cash flow analysis included increases in net revenue of 2.5% to 5.0% per year over the 16-year period. In addition, the analysis includes estimated cost reductions, primarily in selling, general and administrative costs through our plans for headcount reductions and other cost efficiencies. The analysis also includes anticipated levels of reinvestment in our operations through capital expenditures ranging from $12.0 million to $20.0 million per year. We did not include in our estimates the potential effects of litigation, on either the company or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

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

The fair value allocated to the assets and liabilities of the Successor Company is in conformity with SFAS No. 141 Business Combinations (SFAS 141). These adjustments are based upon the work of management and their outside consultants to determine the relative fair values of our assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities may change based upon completion of the valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information (See Note 11). In addition, the allocation of the reorganization enterprise value to individual assets and liabilities may also change based upon completion of our final assessment of the early adoption of accounting pronouncements. The most significant remaining area in the fair value allocation process are related to changes in spare parts valuation for which changes, if any, would impact recorded goodwill. We expect to finalize this allocation process no later than the end of the current fiscal year. See Note (k) below for changes in goodwill since September 29, 2006 as a result of the completion of certain appraisals. The foregoing estimates and assumptions are inherently subject to significant uncertainities and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start reporting, our post-emergence financial statements are not comparable with our pre-emergence financial statements, because they are, in effect, those of a new entity. Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 as disclosed in Note K below. The effects of the Plan and fresh-start reporting on our condensed consolidated balance sheet as of September 29, 2006 are as follows:

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (a)

(In thousands, unaudited)

	Predecessor Company	Plan		Fresh-Start		Successor Company
	Sept. 29, 2006	Reorganization Adjustments		Valuation Adjustments		Sept. 29, 2006
Assets:
Current assets:
Cash and cash equivalents	$53,280	$29,418	(b), (j)	$—		$82,698
Short-term marketable investments	266	—		—		266
Short-term restricted investments	34,044	—		—		34,044
Accounts receivable, net of allowance for doubtful accounts of $3,213	50,230	—		1,077	(k)	51,307
Inventories	62,382	—		28,332	(g), (k)	90,714
Prepaid expenses	10,577	(1,000)	(e)	—		9,577
Other current assets	42,550	—		(20,907)	(g), (k)	21,643

Total current assets	253,329	28,418		8,502		290,249
Restricted investments	16,188	—		—		16,188
Property and equipment, net of accumulated depreciation and amortization	25,818	—		15,232	(g), (k)	41,050
Goodwill	4,515	—		(188)	(i), (k)	4,327
Other Intangibles	—	—		86,700	(g), (k)	86,700
Other non-current assets, net	62,809	2,255	(c)	10,907	(g), (k)	75,971

Total assets	$362,659	$30,673		$121,153		$514,485

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$23,677	$35,446	(d), (j)	$—		$59,123
Accrued compensation	31,840	—		—		31,840
Income taxes payable	806	—		1,712	(k)	2,518
Other current liabilities	54,441	2,505	(d), (j)	848	(g), (k)	57,794
Current portion of long-term debt	114,179	(113,111)	(b), (f)	(352)	(g)	716
Current portion of deferred revenue	103,214	—		(71,927)	(g), (k)	31,287

Total current liabilities	328,157	(75,160)		(69,719)		183,278

Long-term debt	139	85,000	(b)	(139)	(g)	85,000
Non-current portion of deferred revenue	14,795	—		(6,583)	(g),(k)	8,212
Other non-current liabilities	55,475	—		(3,368)	(g), (k)	52,107

Total liabilities not subject to compromise	398,566	9,840		(79,809)		328,597
Liabilities subject to compromise	311,070	(311,070)	(d)	—		—

Total liabilities	709,636	(301,230)		(79,809)		328,597

Stockholders’ equity (deficit):
Common stock	1,564,627	183,110	(e)	(1,561,849)	(h)	185,888
Accumulated deficit	(1,884,941)	142,033	(e)	1,742,909	(h)	—
Treasury stock	(6,760)	6,760	(e)	—		—
Accumulated other comprehensive loss	(19,902)	—		19,902	(h)	—

Total stockholders’ equity (deficit)	(346,977)	331,902		200,963		185,888

Total liabilities and stockholders’ deficit	$362,659	$30,673		$121,153		$514,485

a.	The condensed consolidated balance sheet estimates the effect of implementing the Plan and fresh-start reporting which was adopted on September 29, 2006. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $242.5 million based on the Disclosure Statement which, after reduction for the new debt and remaining non-Debtor interest bearing liabilities and the addition of the proceeds from the overallotment shares and excess borrowings, results in a reorganization equity value of $185.9 million.
b.	Reflects net cash received associated with repayment of the DIP facility of $113.1 million, proceeds from the new term loan of $85 million, the issuance of 7.5 million shares issued through the Rights Offering for $49 million, net of backstop and rights offering fees, and the issuance of 1.125 million overallotment shares for $7.5 million.
c.	Reflects the capitalization of the exit financing fees associated with the acquisition of the new term loan of $85 million and the new working capital facility of $30 million. There were no borrowings against the working capital facility as of the Emergence Date.
d.	Reflects the discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan. No adjustments are reflected for the actual payments of these remaining liabilities subject to compromise. Discharge of the Predecessor Company’s pre-petition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$196,374
To be paid in cash	114,696

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

e.	Reflects the issuance of new Successor Company common stock to pre-petition creditors, the cancellation of old common stock and treasury stock, the gain on the discharge of liabilities subject to compromise and the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.
f.	Reflects the repayment of the $113.1 million due under the $130 million DIP Agreement.
g.	Reflects changes to the carrying values of assets and liabilities to reflect fair values in accordance with SFAS No. 141 as well as the $1.7 million impact from the early adoption of EITF 06-02.
h.	Reflects the elimination of historical accumulated deficit and other equity accounts and an adjustment to shareholders’ equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a. above).
i.	Reflects the elimination of historical goodwill and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.
j.	The condensed consolidated balance sheet does not give effect to cash payments estimated at $47.7 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan. Such amounts were included in current liabilities as of September 29, 2006. As of March 30, 2007, approximately $44 million in payments have been made and the remaining obligations to be paid of approximately $4 million are included in current liabilities.
k.	Subsequent to September 29, 2006, we recorded additional adjustments to reflect assets and liabilities at fair value, including a decrease in deferred revenue of $3.2 million and an increase in inventory of $7.6 million, offset in part by a decrease in other intangible assets of $1.6 million. As a result of these additional fair value adjustments, goodwill was reduced by $7.2 million, which is reflected in the table above.

5.	Stockholders’ Equity

Successor Company

The Plan became effective and we emerged from bankruptcy on October 17, 2006. We applied fresh-start reporting effective September 29, 2006 and, as a result, the Predecessor Company’s common stock was canceled as of the Emergence Date, with no distribution made to holders of such stock. The equity structure of the Successor Company as of September 29, 2006 is discussed below.

Successor Company Common Stock

On the Emergence Date, the Successor Company, a Delaware corporation, filed a restated certificate of incorporation (“New Certificate”). The New Certificate authorized 25,000,000 shares of new Successor Company common stock (“common stock”) with $0.01 par value per share. Pursuant to the Plan, the Successor Company issued 11,125,000 shares of common stock to certain creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options.

Successor Company Preferred Stock

The New Certificate authorized 5,000,000 shares of undesignated preferred stock, $0.01 par value per share. Currently, no shares of preferred stock have been designated or issued.

Successor Company Management Incentive Plan

On the Emergence Date, the Silicon Graphics, Inc. Management Incentive Plan (“MIP”) became effective pursuant to the Plan. Under the MIP, the Compensation and Human Resources Committee of our Board of Directors (the “Committee”) is authorized to grant stock options, stock appreciation rights (“SARs”), stock awards, stock units, other stock based awards, dividend equivalents and cash awards. Employees, non-employee directors, and consultants of the Successor Company and its subsidiaries who are selected by the Committee are eligible to participate in the MIP. The MIP will terminate ten years after the Effective Date unless sooner terminated. The maximum number of shares of common stock of the Successor Company issuable under the MIP is 1,250,000 shares. Of the shares reserved, only 312,500 may be issued for “full value benefits”. Full value benefits are stock awards designed to provide equity compensation based on the full value of a share of stock. The MIP also imposes per-participant award limits. As noted below, with the exception of stock units issued to our former Chief Executive Officer and stock units and stock options issued in April 2007 to our current Chief Executive Officer, our stock units generally have a vesting period of up to 36 months and our stock options generally vest over 48 months. All grants under the MIP will be issued at fair value.

On March 30, 2007, we entered into an agreement to issue 20,619 shares of restricted stock units to Dennis McKenna, then President and Chief Executive Officer in recognition of past services rendered to us, including leading the company through bankruptcy and its emergence out of bankruptcy and to compensate him for the loss of Predecessor Company stock options that he forfeited pursuant to the bankruptcy process. Under the terms of this agreement, the award vested immediately on the grant date, but the shares are not issuable until the earlier of the date that is six months following the date of his separation of service (April 6, 2007) or the date of his death. Until such time, these restricted stock units will be considered outstanding. The grant-date fair value of Mr. McKenna’s fully vested restricted stock units was $30.22 per unit. Mr. McKenna does not have any stockholder rights, including voting or dividend rights, with respect to the shares subject to the award until he becomes the record holder of those shares following their actual issuance. This award is non-transferable except as defined by the terms of the agreement.

Awards for shares are counted against the total shares authorized only to the extent they are actually issued. As of March 30, 2007, 1,049,792 awards have been issued, of which 248,439 were restricted stock units (“full value benefits”) and 801,353 were stock options. Awards for shares that terminate by expiration, forfeiture, cancellation, or otherwise, or are settled in cash in lieu of shares, will result in shares being again available for grant. Also, if the exercise price or tax withholding requirements of any award are satisfied by tendering shares to the Successor Company, or if a stock appreciation right is exercised, only the number of shares issued, net of the shares tendered, will be deemed issued under the MIP. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Successor Company, including the extent to which unvested portions of the award will be forfeited and the extent to which options, SARs, or other awards requiring exercise will remain exercisable. Such provisions will be determined in the Committee’s sole discretion. The Committee may at any time alter, amend, modify, suspend, or terminate the MIP or any outstanding award in whole or in part.

On April 9, 2007, we named Robert “Bo” Ewald our Chief Executive Officer to replace Mr. McKenna. As part of his compensatory arrangement, Mr. Ewald was granted an option to purchase shares of our common stock not to exceed 287,500 shares. On April 16, 2007, the option to purchase 241,142 shares of our common stock was granted under the MIP; provided however, that any shares subject to the option in excess of 147,500 are subject to stockholder approval of an increase in the maximum number of shares of common stock available under the MIP within nine months following the option grant date so as to cover those shares. The shares under the option vest over 48 equal monthly installments.

On April 16, 2007, Mr. Ewald also received 46,358 restricted stock units. The grant-date fair value of Mr. Ewald’s restricted stock units was $30.26 per unit. The restricted stock units vest over 48 equal monthly installments.

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer company’s historical and implied volatility. We used the “simplified method” to calculate our expected term, which represents the period of time that options granted are expected to be outstanding. For purposes of performing our valuation, we combined the employees and directors into one group; the amounts below represent the weighted average. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended	Six Months Ended
	March 30, 2007	March 30, 2007
Expected volatility	40.19%	42.71%
Expected term (in years)	4.46	4.46
Risk-free rate	4.69%	4.43%
Expected dividends	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of March 30, 2007 and changes during the six months ended March 30, 2007 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at September 29, 2006	—	$—	—	$—
Options granted	830	$19.15	—	—
Options exercised	—	—	—	—
Options forfeited or expired	(29)	$18.03	—	—

Options outstanding at March 30, 2007	801	$19.19	6.51	$8,841

Options vested and exercisable at March 30, 2007	—	—	—	—

Options expected to vest at March 30, 2007	550	$19.15	6.46	$6,092

The aggregate intrinsic value represents the difference between the average of our high and low stock price on the last trading day of the fiscal period ended March 30, 2007, which was $30.22, and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their “in the money” options on March 30, 2007. The weighted-average fair value of options granted during the three- and six- month periods ended March 30, 2007 was $10.81 and $7.86, respectively.

As of March 30, 2007, there was $3.8 million of total unrecognized compensation expense related to unvested stock options that are expected to vest over a weighted-average period of 3.42 years.

Summary of Restricted Stock Units

Restricted stock units are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. We recognize the expense associated with the restricted stock units, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Nonvested restricted stock units outstanding as of March 30, 2007 and changes during the six months ended March 30, 2007 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at September 29, 2006	—	$—
Granted	259	$19.71
Vested	(21)	$30.22
Forfeited	(10)	$18.03

Nonvested at March 30, 2007	228	$18.83

As of March 30, 2007, there was $2.8 million of unrecognized share-based compensation expense related to nonvested restricted stock awards expected to vest. That cost is expected to be recognized over a weighted-average period of 2.69 years.

Stock Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our statements of operations for these share-based compensation arrangements were as follows (in thousands):

	Three Months Ended	Six Months Ended
	March 30, 2007	March 30, 2007
Share-based compensation cost included in:
Cost of product and other revenue	$21	$27
Cost of service revenue	24	30
Research and development	200	258
Selling, general, and administrative	949	1,004

Total share-based compensation cost	1,194	1,319
Income tax benefit recognized	—	—

	$1,194	$1,319

The three- and six-month periods ended March 30, 2007 include $0.6 million in expense for Mr. McKenna’s vested and outstanding stock units but for which the shares are not yet issuable.

Other Disclosures Pertaining to All Share-Based Compensation Plans

There was no cash received from option exercises under any share-based payment arrangements during the six months ended March 30, 2007. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended March 30, 2007.

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

6.	Other Operating Expenses, Net

Other operating expense was as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Restructuring	$156	$11,550	$1,344	$3,926	$28,849
Bankruptcy-related charges	202	—	1,899	—	—

	$358	$11,550	$3,243	$3,926	$28,849

Successor Company

Restructuring – Six Months Ended March 30, 2007

Other operating expenses, net represents the costs associated with our restructuring plans and charges associated with changes in estimated useful lives of certain leasehold improvements related to vacated facilities. These actions, by plan, were as follows during the six month period ended March 30, 2007 (in thousands):

	Balance at Sept. 29, 2006	Costs Incurred	Non-cash Settlements and Other	Cash Payments	Balance at Mar. 30, 2007
Fiscal 2001 through 2005 plans:
Severance and related charges	$20	$—	$—	$—	$20
Vacated facilities	(7)	—	4	3	—

	13	—	4	3	20

Fiscal 2006 plan 1:
Severance and related charges	261	—	—	(37)	224
Vacated facilities	1,111	112	—	(266)	957

	1,372	112	—	(303)	1,181

Fiscal 2006 plan 2:
Severance and related charges	1,808	65	100	(1,502)	471
Vacated facilities	30	—	(30)	—	—

	1,838	65	70	(1,502)	471

Fiscal 2006 plan 3:
Severance and related charges	2,085	285	258	(2,150)	478
Vacated facilities	239	690	(222)	(432)	275
Accelerated depreciation	—	192	(192)	—	—

	2,324	1,167	(156)	(2,582)	753

All restructuring plans:
Severance and related charges	4,174	350	358	(3,689)	1,193
Vacated facilities	1,373	802	(248)	(695)	1,232
Accelerated depreciation	—	192	(192)	—	—

Total of all restructuring plans	$5,547	$1,344	$(82)	$(4,384)	$2,425

During the six-month period ended March 30, 2007, we made $4 million in payments related to all of our restructuring plans and actions, primarily for severance and related charges. We recognized costs of $1 million, primarily for accretion and other costs related to our vacated leased facilities. In addition, in the second quarter of fiscal 2007, we made a $0.3 million adjustment to decrease our estimates of severance and related costs and vacated facilities costs related to fiscal 2006 and prior plans. In accordance with SFAS No. 141 Business Combinations (SFAS 141), these were recorded as fresh-start valuation adjustments and are reflected in the balances at September 29, 2006. In the third quarter of fiscal 2007, we made a $0.3 million adjustment to increase our estimates of severance and related costs and vacated facilities costs related to fiscal 2006 and prior plans. These were recorded as fresh-start valuation adjustments and are reflected in the Goodwill balance at March 30, 2007.

The restructuring liability balance of $2 million at March 30, 2007 includes $1 million in severance obligations and $1 million of facility-related liabilities. We expect to pay the majority of the accrued severance and related charges during the nine months following March 30, 2007. The facility-related liabilities of $1 million represent $3 million in future non-cancelable rental payments due, less estimated sublease income of $2 million, $1 million of which is under contract, and less than $0.3 million in accretion expense that will be recognized through fiscal 2011. We expect to pay $1 million of facility-related charges during the 12 months following March 30, 2007, with the remainder of our restructuring obligations to be paid through fiscal 2011.

During the second quarter of fiscal 2007, we continued to implement restructuring activities under the fiscal 2006 restructuring plans. We vacated approximately 8,400 square feet of an

R&D and administrative facility in Minnesota. As required by SFAS 146, we accrued $0.3 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at 12% as of the date we ceased to use the leased property. This amount is net of estimated sublease income. We also recorded charges of $0.2 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements for this facility. We also recorded charges of $0.3 million for severance and related charges, $0.2 million for prepaid rent on our U.S. corporate headquarters vacated in December 2006, $0.1 million for accretion expense associated with facilities in Canada and Minnesota vacated in fiscal 2006 and $0.1 million of other lease termination costs. During the third quarter of fiscal 2007, we recorded charges of $0.2 million for accretion expense associated with facilities in Canada and Minnesota and other lease termination costs.

As of March 30, 2007, we have substantially completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations of one of our international subsidiaries.

Bankruptcy-Related Charges

Bankruptcy-related charges represent post-emergence charges incurred, primarily for professional fees, as a direct result of the Predecessor Company’s Chapter 11 filing.

Predecessor Company

Restructuring – Three Months Ended September 29, 2006

Other operating expenses, net represents the costs associated with our restructuring plans. These actions, by plan, were as follows during the first quarter of fiscal 2007 (in thousands):

	Predecessor Company						Successor Company
	Balance at June 30, 2006	Costs Incurred		Adjustments	Non-cash Settlements and Other	Cash Payments	Balance at Sept. 29, 2006
Fiscal 2001 through 2005 plans:
Severance and related charges	$158	$		$(40)	$(100)	$2	$20
Vacated facilities	16		—	(1)	(7)	(15)	(7)

	174		—	(41)	(107)	(13)	13

Fiscal 2006 plan 1:
Severance and related charges	511		—	5	37	(292)	261
Vacated facilities	963		40	223	—	(115)	1,111

	1,474		40	228	37	(407)	1,372

Fiscal 2006 plan 2:
Severance and related charges	2,093		720	235	(67)	(1,173)	1,808
Vacated facilities	107		11	—	(87)	(1)	30
Other	—		—	(193)	193	—	—

	2,200		731	42	39	(1,174)	1,838

Fiscal 2006 plan 3:
Severance and related charges	2,083		3,322	(174)	(102)	(3,044)	2,085
Vacated facilities	751		—	(241)	153	(424)	239
Accelerated depreciation	—		19	—	(19)	—	—

	2,834		3,341	(415)	32	(3,468)	2,324

All restructuring plans:
Severance and related charges	4,845		4,042	26	(232)	(4,507)	4,174
Vacated facilities	1,837		51	(19)	59	(555)	1,373
Accelerated depreciation	—		19	—	(19)	—	—
Other	—		—	(193)	193	—	—

Total of all restructuring plans	$6,682		$4,112	$(186)	$1	$(5,062)	$5,547

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

7.	Inventories

Inventories were as follows (in thousands):

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
Components and subassemblies	$23,299	$22,308
Work-in-process	24,997	17,187
Finished goods	41,668	3,783
Demonstration systems	5,415	6,719

Total inventories	$95,379	$49,997

Pursuant to fresh start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Finished goods and work-in-process inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. As reported in Note 4, this resulted in increased inventories by approximately $28.3 million. The amount of cost of goods sold to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

8.	Other Current Assets

Other current assets were as follows (in thousands):

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
Deferred cost of goods sold	$12,793	$29,081
Value-added tax receivable	4,308	7,569
Other	18,202	18,073

Total other current assets	$35,303	$54,723

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Successor Company adjusted its deferred cost of goods sold at September 29, 2006 to its estimated fair value. The adjustment was a decrease of $21.3 million.

9.	Restricted Investments

Restricted investments consist of short- and long-term investments that are pledged as collateral against letters of credit. The majority of our restricted investments is currently pledged as collateral against letters of credit and is primarily associated with one specific customer arrangement for a significant multi-year contract with long-term delivery and installation commitments at inception, which is expected to be completed within the next three to six months. Restricted investments pledged as collateral are held in our name by various financial institutions.

10.	Property and Equipment

Property and equipment were as follows (in thousands):

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
Property and equipment, at cost	$50,676	$339,655
Accumulated depreciation and amortization	(6,138)	(311,781)

Property and equipment, net	$44,538	$27,873

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Successor Company adjusted its property, plant and equipment at September 29, 2006 to its estimated fair value as adjusted for the allocation of the reorganization value and reset accumulated depreciation to zero. As reported in Note 4, this resulted in a net increase in property, plant and equipment of $15.2 million. The amount of depreciation to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

11.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting (see Note 4). We are currently assessing the allocation of the goodwill between operating segments. The following table summarizes the changes in the carrying amount of goodwill for the period of June 30, 2006 to March 30, 2007 (in thousands):

Goodwill balance at June 30, 2006 (Predecessor Company)	$4,515
Preliminary fresh-start valuation adjustments	7,002

Goodwill balance at September 29, 2006 (Successor Company)	11,517

Adjustments to valuation	(7,702)

Goodwill balance at March 30, 2007 (Successor Company)	$3,815

Other Intangible Assets

Other Intangible Assets, net of accumulated amortization, were $78 million as of March 30, 2007. Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4). Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 and are reflected in the table below. Other Intangible Assets consist of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Amount
		Prelim. Sept. 29, 2006	Adjustments	Mar. 30, 2007	Sept. 29, 2006	Additions	Mar. 30, 2007	Mar. 30, 2007
Developed product technology	5.5	$29,200	$(1,500)	$27,700	$—	$(2,309)	$(2,309)	$25,391
Customer backlog	3.3	2,900	(200)	2,700	—	(1,177)	(1,177)	1,523
Royalty license agreements	4.5	2,800	(900)	1,900	—	(190)	(190)	1,710
Trademark/trade name portfolio	16.5	6,400	—	6,400	—	(188)	(188)	6,212
Customer relationships	5.5	46,500	1,000	47,500	—	(3,958)	(3,958)	43,542

		$87,800	$(1,600)	$86,200	$—	$(7,822)	$(7,822)	$78,378

In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, in-process research and development of $0.5 million was expensed by the Successor Company during the second quarter of 2007 and recorded to research and development expense.

Total amortization expense for other intangible assets for the three months and six months ended March 30, 2007 was $4 million and $8 million, respectively. Annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Remainder of 2007	$3,797
2008	13,634
2009	13,536
2010	13,506
2011	13,458
2012	13,079
Thereafter	7,368

$78,378

12.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
Spare parts	$18,226	$19,876
Investment in SGI Japan (see Notes 14 and 19)	20,869	18,604
Other	14,144	32,222

Total other non-current assets	$53,239	$70,702

Pursuant to fresh-start accounting, as more fully discussed in Note 4, the Successor Company recorded an adjustment of $11 million to reflect its investment in SGI Japan at fair value. We are currently assessing the fair value allocation process related to changes in spare parts valuation. We expect to finalize this allocation process no later than the end of the current fiscal year and changes, if any, would impact recorded goodwill.

13.	Debt and Other Financing Arrangements

Debt that was not subject to compromise consisted of the following at March 30, 2007 and June 30, 2006 (in thousands):

	Successor Company	Predecessor Company
	March 30, 2007	June 30, 2006
Term Loan due October 17, 2011	$85,000	$—
Debtor-in-Possession Financing due November 10, 2006	—	100,000
Other	380	3,521

	85,380	103,521
Less amounts due within one year	(380)	(103,124)

Amounts due after one year	$85,000	$397

Exit Financing

On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The term loan bears interest payable at the one, two or three-month LIBOR rate plus 7.00%. The revolving line of credit bears interest payable monthly at the LIBOR rate plus 3.00%. During the second quarter of fiscal 2007, the maximum amount drawn on the revolver and subsequently paid within 20 days of being drawn was $8 million. We plan to utilize up to the full availability under the revolver to fund intra-quarter cash needs. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. We were in compliance with these covenants through March 30, 2007. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under the existing $130 million DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and provide working capital for our ongoing operations. The exit financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2007 — $0; fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17 and fiscal 2012 — $38.

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

Other Debt

Other debt at March 30, 2007 included a $0.4 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008.

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

Financial Guarantees

Financial guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on changes in an underlying variable (for example, a specified interest rate, security price, or other variable) that is related to an asset, liability or equity security of the guaranteed party. Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at March 30, 2007 was $31 million for which we had $29 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At March 30, 2007, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our condensed consolidated statement of financial position.

Product warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years.

Product warranty activity for the Successor Company was as follows (in thousands):

Six Months Ended
Mar. 30, 2007
Product warranty beginning balance at September 29, 2006	$4,942
New warranties issued	4,403
Warranties paid	(3,859)
Changes in warranty rate estimates	(85)

Product warranty ending balance	$5,401

Product warranty activity for the Predecessor Company was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	Sept. 29, 2006	Mar. 31, 2006
Product warranty beginning balance	$5,481	$6,442
New warranties issued	1,195	5,707
Warranties paid	(1,735)	(6,240)
Changes in warranty rate estimates	1	(258)

Product warranty	$4,942	$5,651

16.	Earnings (Loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Net income (loss)	$(23,020)	$(53,955)	$(66,714)	$326,256	$(125,818)
Effect of dilutive securities:
Restricted Stock	—	—	—	—	—
6.50% Senior Secured Convertible Notes	—	—	—	—	—
6.125% Convertible Subordinated Debentures	—	—	—	—	—

Adjusted net income (loss)	$(23,020)	$(53,955)	$(66,714)	$326,256	$(125,818)

Weighted average shares outstanding—basic	11,125	270,486	11,125	271,563	268,635
Restricted Stock	—	—	—	—	—
6.50% Senior Secured Convertible Notes	—	—	—	150,862	—
6.125% Convertible Subordinated Debentures	—	—	—	1,450	—

Weighted average shares outstanding—diluted	11,125	270,486	11,125	423,875	268,635

Net income (loss) per share:
Basic	$(2.07)	$(0.20)	$(6.00)	$1.20	$(0.47)

Diluted	$(2.07)	$(0.20)	$(6.00)	$0.77	$(0.47)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	941	154,052	506	26,344	153,281

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

17.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Net income (loss)	$(23,020)	$(53,955)	$(66,714)	$326,256	$(125,818)

Change in net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	(171)	—	—	(1,539)
Foreign currency translation gain (loss) adjustments	—	(586)	—	95	(1,020)

Comprehensive income (loss)	$(23,020)	$(54,712)	$(66,714)	$326,351	$(128,377)

18.	Segment Information

We have two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and are aligned with the process by which executive management makes operating decisions and evaluates performance.

Products

Our Products segment is comprised of our Core Systems which includes high-performance systems based on Intel microprocessors and industry standard operating systems as well as our storage solutions and our Legacy Systems which includes remarketed versions of our workstations, graphics systems and high-performance servers based on the MIPS RISC microprocessor and IRIX operating system and remarketed storage solutions. Our products are distributed through our direct sales force and through indirect channels, including resellers, distributors, and systems integrators.

Our Core Systems are comprised of our high-performance systems based on either the Intel Itanium 2 or IntelXeon microprocessors and the Linux or Microsoft Windows operating systems and storage solutions. Our Core Systems include the SGI Altix family of high-performance servers, the SGI Altix XE family of cluster products and the SGI InfiniteStorage line of storage solutions. The products within the SGI Altix family are high-performance computing systems designed for scientific, technical and certain enterprise-specific computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. The SGI Altix XE servers deliver superior performance in an ultra-dense low-power package, ideally suited for configuring clusters with optimal price-performance and low total cost of ownership. Our storage solutions line is a line comprised of scalable, high-performance storage solutions built specifically for virtualizing data, automating data-intensive workflow management, reducing cycle times for data access and providing for higher levels of availability and security. Within the InfiniteStorage line, we offer a broad range of software and disk systems. From a software standpoint, our product line ranges from virtualized data management, shared access to data through shared SAN file systems, to high-performance file serving. For our disk systems, our offerings range from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations.

Our Legacy Systems are comprised of our high-performance servers and visualization systems based on MIPS

RISC microprocessors and the IRIX operating system. Our Legacy Systems include the SGI Origin family of high-performance servers. These are high-performance supercomputing systems designed for technical computing applications, and are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Legacy Systems also include the Silicon Graphics Tezro and Silicon Graphics Fuel workstations and the SGI Onyx family of graphics systems. These workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS and IRIX based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Core Systems:
Server products	$32,553	$20,484	$73,236	$34,476	$102,659
Storage products	12,063	11,798	22,983	12,750	36,799

Total Core Systems	44,616	32,282	96,219	47,226	139,458

Legacy Systems:
Server products	12,612	13,122	23,578	12,324	59,660
Storage products	1,204	688	2,046	618	3,974

Total Legacy Systems	13,816	13,810	25,624	12,942	63,634

Total Products revenue	$58,432	$46,092	$121,843	$60,168	$203,092

Support services	$37,666	$52,053	$73,017	$48,834	$164,531
Professional services and solutions	14,948	7,417	23,909	12,803	35,474

Total Global Services revenue	$52,614	$59,470	$96,926	$61,637	$200,005

In the third quarter of fiscal 2007, approximately 14% of total revenue was generated by sales to a single customer. Sales from this transaction were recorded to both the products and global services segments.

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

Operating results for our reportable segments were as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Revenue from external customers:
Products	$58,432	$46,092	$121,843	$60,168	$203,092
Global services	52,614	59,470	96,926	61,637	200,005

Total consolidated	$111,046	$105,562	$218,769	$121,805	$403,097

Operating Income (loss):
Products	$(22,189)	$(45,617)	$(58,626)	$(23,448)	$(110,481)
Global services	2,677	2,392	942	11,912	21,005

Total reportable segments	(19,512)	(43,225)	(57,684)	(11,536)	(89,476)
Other operating expense	(358)	(11,550)	(3,243)	(3,926)	(28,849)

Total consolidated	$(19,870)	$(54,775)	$(60,927)	$(15,462)	$(118,325)

19.	Related Party Transactions

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $17 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we now account for this investment under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Product revenue	$2,454	$3,832	$7,456	$15,377	$25,497

Cost of product revenue	$1,468	$2,168	$4,705	$9,233	$15,803

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at March 30, 2007 and June 30, 2006.

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

20.	Income Taxes

We file income tax returns with the U.S. government, and various states and foreign jurisdictions. Our U.S. income tax returns for fiscal years 2004 to 2006 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. SGI has however established tax reserves associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement, pending Joint Committee of Tax approval, of certain tax issues relating to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement agreement, if and when approved, may result in $1.7 million of tax refund/credit, excluding applicable interest. We have not recognized any benefit related to this potential credit as of March 30, 2007.

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 through a voluntary disclosure to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. We had previously established tax reserves associated with these historic Canadian federal tax returns on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. Additionally, pursuant to the above referenced voluntary disclosure, we have requested certain adjustments to our Canadian federal tax returns for fiscal years 1996 through 2004, which are being reviewed by the Canadian Revenue Authorities. The discussion with the Canadian tax authorities is at an early stage; therefore, it is uncertain as to whether our application will be accepted and as to the amount of the adjustments. If accepted however, it is anticipated that the adjustment will result in a benefit to us. We have not recognized any benefit related to this potential credit as of March 30, 2007.

We are also currently being audited by local tax authorities in Korea and France for fiscal years 2003 through 2004 for which we believe we have adequate reserves. The Korean government assessed additional income taxes to our Korean subsidiary for fiscal years 2002 through 2004 in the amount of approximately $1.7 million as a result of allocation of expenses from SGI pursuant to support services rendered by SGI. We are currently pursuing competent authority procedure to mitigate the resulting double taxation.

In France, the tax authority proposed an adjustment to our income taxes for the 2002 through 2004 fiscal years which we are currently appealing through the administrative appeal channels. This adjustment again relates to the deductibility of services provided by SGI to its French subsidiary. If the tax assessment is upheld on appeal, it will be completely offset by our French net operating loss carry forward.

Unrecognized Tax Benefits

The Successor Company was required to adopt changes in accounting principles that will be required in the condensed consolidated financial statements of the Successor Company within the 12 months following the adoption of fresh-start reporting. As a result, the Successor Company was required to early adopt FIN No. 48 on September 29, 2006. There was no material impact on the Successor Company’s condensed consolidated results of operations resulting from the implementation of FIN No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Successor Company is as follows (in thousands):

Six Months Ended
Mar. 30, 2007
Unrecognized tax benefits beginning balance at September 29, 2006	$23,270

Additions based on tax positions taken during a prior period	—
Additions for tax positions taken during the current period	358
Reductions due to settlements with taxing authorities	—
Reductions due to a lapse of the applicable statute of limitations	—

Unrecognized tax benefits ending balance *	$23,628

*	If the unrecognized tax benefits at March 30, 2007 were recognized, the effective tax rate would not be affected.

Except for approximately $1.7 million, substantially all unrecognized tax benefits are recorded in “Other Non-current Liabilities.”

Future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill rather than adjustments to our future statement of operations, as they existed before we adopted “fresh-start” accounting as of September 29, 2006.

Interest and Penalties

We recognize interest and penalties related to income taxes in the income tax provision. We did not record any penalties during fiscal 2006 or during the nine months ended March 30, 2007.

During the three- and six-month periods ended March 30, 2007, the Successor Company recognized $0.4 million and $0.7 million, respectively, in interest expense. The Successor Company had approximately $12.5 million for the payment of interest and penalties accrued at March 30, 2007.

21.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years. Currently, the cost reimbursements under these arrangements total $28 million and cover periods through fiscal 2009. The objective of these arrangements is to fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the three months and the six months ended March 30, 2007, we earned approximately $3 million and $5 million, respectively, in compensation through funding received from our third party partners for which we incurred approximately $6 million and $12 million in costs under such contracts. During the first quarter of fiscal 2007, the Predecessor Company earned approximately $1 million in compensation through funding received from our third party partners for which the Predecessor Company incurred approximately $4 million in costs under such contracts. No amounts were earned or costs incurred under these contracts prior to fiscal 2007. We recognize the funding proportionally to the efforts expended. These amounts are recognized as an offset to research and development expense.

22.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows. SFAS No. 157 is effective for us beginning June 28, 2008, our fiscal year 2009.

23.	Contingencies

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

The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations or cash flows.

As described in Note 1, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) was stayed, and absent further order of the Court, no party, subject to certain exceptions, was permitted to take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Emergence Date, we emerged from Chapter 11.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights. In August 2003, the Predecessor Company received a letter from SCO Group alleging that, as a result of its activities related to the Linux operating system, it was in breach of the fully paid license under which we distribute our IRIX operating system. The letter purported to terminate our UNIX System V license effective October 14, 2003. We have not received any communication from SCO with regard to this purported termination since that time. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. There can be no assurance that this dispute with SCO Group will not escalate into litigation, which could have a material adverse effect upon us, or that SCO Group’s intellectual property claims, which include a widely publicized litigation against IBM Corporation, will not impair market acceptance of the Linux operating system. However, SCO Group failed to assert a claim in our bankruptcy case and any pre-petition liability, if any existed, was discharged upon our emergence from bankruptcy.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 Cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.1 million based on the conversion rate as of March 30, 2007). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($12.0 million based on the conversion rate as of March 30, 2007), which exceeds our contractual limit of liability of €2 million ($2.7 million based on the conversion rate as of March 30, 2007). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.1 million based on the conversion rate as of March 30, 2007) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

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

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Predecessor Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requested that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Successor Company in respect of the Successor Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claims. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ Plan, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against SGI. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the Plan. On September 26, 2006, the Predecessor Company filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, we reached an agreement in principle with LGE to settle its pre-petition claim. This agreement was documented on or about November 30, 2006. By this agreement, we agreed that LGE would receive a distribution of $375,000 from the general unsecured creditors claim pool established as part of the Predecessor Company’s Plan of Reorganization. The Predecessor Company and LGE also reached agreement that LGE’s claim for damages during the pendency of the bankruptcy would be capped at $1,500,000. We did not agree that LGE has a claim and we continue to dispute LGE’s assertion that it does. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

The Predecessor Company first learned of LGE’s claims in December 2000 when it received a letter stating LGE’s belief that the Predecessor Company was infringing eight patents owned by LGE. During the past several years, the parties have exchanged correspondence and held numerous meetings in an effort to resolve the claims. Although LGE has made a demand for a monetary settlement to its claims, no formal action was filed prior to bankruptcy. LGE is currently in the process of litigating similar patent claims with several other system manufacturers and has indicated to us that it is reserving all rights concerning its claims pending the resolution of that litigation. Until the LGE Motion, the Predecessor Company had not received any further correspondence from LGE since an April 5, 2004 letter indicating that the lawsuits against the other companies were still pending and that LGE would continue licensing discussions at any time.

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

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

On or about October 25, 2006, AMD announced the completion of its acquisition of ATI Technologies, Inc. We filed an amended complaint adding two additional patents to its claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14, 2006. Trial has been set for November 13, 2007.

As a result of anonymous allegations and allegations by an ex-employee we conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot be assured that the Department or other agencies of the U.S. government will not institute any proceedings against us in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving us in the future.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q includes forward-looking statements regarding our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels and the expected impact on our business of restructuring actions, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to: our ability to implement business strategies and restructuring plans; our ability to maintain adequate liquidity; our ability to obtain and maintain normal terms with customers, suppliers and service providers; our ability to continue as a going concern; our ability to operate pursuant to the terms, including the covenants, of our credit agreement; our ability to maintain contracts that are critical to our operation; risks associated with the volatility of our stock price; risks associated with the timely development, production and acceptance of new products and services; increased competition; dependence on third party partners and suppliers, including the timely delivery and the quality of their products; the failure to achieve expected product mix and revenue levels; failure to manage costs and generate improved operating results and cash flows; and failure to maintain adequate cash resources for the operation of the business. Additional risks and uncertainties include the following: risks related to liquidity and the adequacy of our capital resources; risks related to our ability to achieve profitable operations or limit losses; changes in customer order patterns; the impact of employee attrition and our ability to hire certain key professionals and executives in areas such as sales, marketing, finance, engineering and product management in order to execute our business strategies; adverse changes in general economic or business conditions; possible disruption due to turnover of key personnel or executives; adverse changes in the markets for our products, including expected rates of growth and decline in our current markets; heightened competition, reflecting rapid technological advances and constantly improving price/performance, which may result in significant discounting and lower gross profit margins; continued success in technological advancements and the acceptance of new product introductions; risks related to dependence on our partners and suppliers; risks related to foreign operations (including weak or disrupted economies, unfavorable currency movements, and export compliance issues); risks associated with intellectual property disputes and other claims and litigation; and other factors, including, but not limited to, those discussed below under the heading “Risks That Affect Our Business.”

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Report. All information presented herein is based on our fiscal calendar. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

Silicon Graphics, Inc.’s emergence from Chapter 11 proceedings on October 17, 2006 (as described below) resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. References to “Successor Company,” “SGI,” “we,” “us” or “our” in the following discussion refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization and the application of fresh-start accounting. References to “Predecessor Company” in the Financial Statements and notes thereto refer to Silicon Graphics, Inc. prior to September 29, 2006. As the context may require, “we,” “us” or “our” may also refer to both the Successor Company and the Predecessor Company. For further information on the Chapter 11 proceedings and fresh-start accounting, see Note 2 and Note 4, respectively, to our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11. For further information regarding these petitions, see Note 2 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. On September 19, 2006, the Court entered its Confirmation Order confirming the Plan and we emerged from Chapter 11 on October 17, 2006 (“Emergence Date”). Under the Plan, all of

the Predecessor Company’s existing common stock, stock options and restricted stock awards were cancelled upon emergence and the equityholders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from Chapter 11 on the Emergence Date resulted in a new reporting entity and new shares of common stock in the Successor company were issued to the bondholders of the Predecessor Company. These shares began trading on the Nasdaq Global Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations as of and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business. While all amounts reflected in this Form 10-Q are reported in accordance with accounting principles generally accepted in the United States, we explain our results of operations excluding the impact of fresh-start accounting in this report and in our other public disclosures of our results of operations and financial condition in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance.

Fresh-Start Accounting Adjustments. As more fully described in Note 4 to the notes to the condensed consolidated financial statements included in this report, as a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with SFAS No. 141 Business Combinations (SFAS 141). The fresh start accounting adjustments that had the most significant impact on our financial results for the six months ended March 30, 2007 and will continue to affect our financial results going forward are as follows:

•

Deferred Revenue valuation. Deferred revenue was revalued to actual cost, which will be incurred to service the liability in the future, plus a reasonable margin. Deferred Revenue is a liability that in the normal course of business would be expected to convert to revenue in the future. Customer support deferred revenue and product and professional services deferred revenue were the two primary components of deferred revenue of the Predecessor Company that were significantly impacted by fresh start accounting and which will have an unfavorable impact on revenue over the next four years. We concluded that effective as of fiscal 2006 certain multiple-element sales transactions, where software was more than incidental to the overall solution, should be recorded under Statement of Position (“SOP”) 97-2, Software Revenue Recognition. $37 million of deferred revenue and $17 million of deferred cost of sales related to SOP 97-2 that had previously been deferred was reduced to zero through the Fresh Start accounting adjustments and this impact will have an unfavorable impact on both revenue and gross margin in future periods through at least the remainder of fiscal 2007.

•

Inventory valuation. SGI has raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs will increase by the magnitude of the valuation adjustment, as the revalued inventory is sold and converted to cost of goods sold. We expect the impact of the inventory valuation write-up to unfavorably impact cost of sales through the first quarter of fiscal 2008. At March 30, 2007, approximately $11 million of the write-up remains to be recognized to cost of sales.

•

Intangibles. As a result of fresh start accounting, new intangibles assets were established. We are required to amortize the value of these intangible assets over varying periods up to 17 years impacting both cost of sales and selling, general and administrative expense.

Overview

We are a leading provider of products, services and solutions for use in high-performance computing and data management. We sell solutions based on a complete range of scalable server and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems, providing them with strategic and competitive advantages. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security or gaining business “intelligence” through data-mining, SGI’s solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support and education. SGI’s solutions, products and services are used in a range of markets including defense and intelligence, sciences, engineering analysis and both commercial and government enterprise.

Business Strategy

For more than 20 years, our systems have enabled discovery, innovation and information transformation for scientists, engineers, creative professionals and business users who benefit from systems engineered to meet their specific needs. We are taking the knowledge that we have gained in our traditional markets, coupled with the services our customers rely on and are making them more broadly available across our customers’ organization or enterprise. The unique shared-memory architecture of our server product line enables enterprise customers dealing with bigger data sets to access, analyze and transform their data to improve their decision-making and their overall competitive advantage. Furthermore, we have expanded our product line to include “cluster” servers based upon Intel Xeon processors. Our strategy, to incorporate leading-edge technology in solutions that target specific workflow requirements and package the technology in a unified solution, enables customers to efficiently deploy a “blended” server solution to support multi-workflow requirements.

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

•

Market Focus. Leveraging our strengths in scalable high-performance computing, data management and deep domain expertise, we have developed and are continuing to develop solutions that map to customers’ enterprise and workflow environments. We have also aligned our marketing resources to address specific market needs and drive innovation to benefit our target markets.

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

Results of Operations

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on September 29, 2006. References to “Predecessor Company” refer to Silicon Graphics, Inc. prior to September 29, 2006. References to “Successor Company” refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the three and nine months ended March 30, 2007 have been compared to the three and nine months ended March 31, 2006 as included, in part, in our condensed consolidated statements of operations (which are contained in Part I, Item 1 of this report). In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical predecessor company periods to aid in the understanding of our financial performance.

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. During the first nine months of fiscal 2007, the Predecessor Company’s accounting period had 39 weeks compared with 40 weeks during the first nine months of fiscal 2006.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
(Dollars in millions, except per share amounts; numbers may not add due to rounding)	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Total revenue	$111	$106	$219	$122	$403
Cost of revenue	74	68	164	75	250

Gross profit	37	37	55	47	153
Gross profit margin	33.0%	35.4%	25.2%	38.4%	38.0%

Total operating expenses	57	92	116	62	271

Operating loss	(20)	(55)	(61)	(15)	(118)
Interest and other income (expense), net	(3)	(4)	(5)	4	(12)

Loss before reorganization items and income taxes	(23)	(59)	(66)	(12)	(130)

Reorganization items, net	—	—	—	340	—

Income (loss) before income taxes	(23)	(59)	(66)	329	(130)

Net income (loss)	$(23)	$(54)	$(67)	$326	$(126)

Net income (loss) per share:
Basic	$(2.07)	$(0.20)	$(6.00)	$1.20	$(0.47)

Diluted	$(2.07)	$(0.20)	$(6.00)	$0.77	$(0.47)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 18 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, Products and Global Services. Our Products segment is comprised of our Core Systems, representing our high-performance servers and other products based on Intel Itanium 2 and Intel Xeon microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, representing our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system.

Revenue for the third quarter of fiscal 2007 increased $5 million or 5% compared with the corresponding period of fiscal 2006 reflecting an increase in sales of our Core Systems, partially offset by a decline in sales in our Global Services. In the third quarter of fiscal 2007, approximately 14% of total revenue was generated by sales to a single customer, comprised of both product and professional services revenue. Included in the overall increase is the unfavorable impact of fresh start accounting adjustments to revenue of $13 million. Excluding the $13 million unfavorable impact to revenue from the fresh start accounting adjustments, revenue for the third quarter of fiscal 2007 increased $19 million or 18% compared with the corresponding period of fiscal 2006. Revenue for the first nine months of fiscal 2007 declined $63 million or 16% compared with the corresponding period of fiscal 2006, principally due to declines in sales of our Global Services and Legacy Systems, partially offset by an increase in sales of our Core Systems. Included in the overall decline is the unfavorable impact of fresh start accounting adjustments to revenue of $35 million. Excluding the $35 million unfavorable impact to revenue from the fresh start accounting adjustments, revenue for the first nine months of fiscal 2007 declined $27 million or 7% compared with the corresponding period of fiscal 2006.

The following table presents total revenue by reportable segment (dollars in millions; numbers and percentages may not add due to rounding):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Products:
Core Systems	$44	$32	$96	$47	$139
Legacy Systems	14	14	26	13	64

Total Products	$58	$46	$122	$60	$203
% of total revenue	52.6%	43.7%	55.7%	49%	50.4%

Global Services	$53	$59	$97	$62	$200
% of total revenue	47.4%	56.3%	44.3%	51%	49.6%

Products. Revenue from our Products segment for the third quarter of fiscal 2007 increased $12 million or 27% compared with the corresponding period in fiscal 2006. In the third quarter of fiscal 2007, approximately 15% of total product revenue was generated by sales to a single customer. The overall increase in product revenue for the third quarter of fiscal 2007 was due to the increase in sales of our Altix server, partially offset by the continuing long-term decline in the overall UNIX-based systems market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, the overall decline in volume and the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006. Included in the increase is the unfavorable impact of the fresh start accounting adjustments to product revenue of $6 million. Excluding the impact of the unfavorable fresh start accounting adjustment of $6 million, revenue from our Products segment for the third quarter increased $18 million, or 39%, compared with the corresponding period in fiscal 2006. Revenue from our Products segment for the first nine months of fiscal 2007 decreased $21 million or 10% compared with the corresponding period in fiscal 2006. The overall decline in product revenue for the first nine months of fiscal 2007 was due to the continuing long-term decline in the overall UNIX-based systems market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, the overall decline in volume and the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006. Declines in revenue were partially offset by an increase in sales of our Altix servers. Included in the decline is the unfavorable impact of the fresh start accounting adjustments to product revenue of $15 million. Excluding the impact of the unfavorable fresh start accounting adjustment of $15 million, revenue from our Products segment for the first nine months of fiscal 2007 declined $6 million or 3%, compared with the corresponding period in fiscal 2006.

Revenue from Core Systems for the third quarter and first nine months of fiscal 2007 increased $12 million or 38% and $4 million or 3%, respectively, compared with the corresponding periods in fiscal 2006. The increase in Core Systems revenue was primarily due to an increase in sales of SGI Altix servers, partially offset by the overall decline in volume and the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006. Included in the increase for the third quarter and first nine months of fiscal 2007 is the unfavorable impact of the fresh start accounting adjustments to product revenue of $6 million and $13 million, respectively. Despite reduced sales volumes, storage system revenue remained relatively constant for the first nine months of fiscal 2007 compared with the corresponding period in fiscal 2006, primarily due to an increase in average selling prices. Excluding the unfavorable impact of the fresh start accounting adjustments, revenue from our Core Systems for the third quarter of fiscal 2007 increased $18 million, or 56%, and revenue for the first nine months of fiscal 2007 increased $17 million, or 12%, compared with the corresponding period of fiscal 2006.

Revenue from Legacy Systems for the third quarter remained flat compared with the corresponding period in fiscal 2006. Revenue from Legacy Systems for first nine months of fiscal 2007 decreased $25 million, or 39%, compared with the corresponding period in fiscal 2006, principally due to the continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share. The decline in revenue for the first nine months of fiscal 2007 compared with the corresponding period in fiscal 2006 was also a result of reduced volumes of our Silicon Graphics Tezro and Fuel visual workstations. The decline in both our MIPS and IRIX based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products for the first nine months of fiscal 2007 decreased compared with the corresponding period in fiscal 2006 primarily due to a decrease in sales of our remarketed MIPS and IRIX based server systems, compounded by the impact on our European remanufactured products business due to the implementation of the EU’s Restriction of hazardous Substances, or RoHS, requirements as of July 2006. Included in the decline for the first nine months of fiscal 2007 is the unfavorable impact of the fresh start accounting adjustment to Legacy Systems revenue of $2 million. The impact of the fresh start accounting for the third quarter of fiscal 2007 was immaterial. Excluding the impact of the fresh start accounting adjustments, revenue from our Legacy Systems for the first nine months of fiscal 2007 decreased $23 million or 36% compared with the corresponding period in fiscal 2006.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and our consulting and managed services.

Revenue from Global Services for the third quarter and first nine months of fiscal 2007 decreased $7 million, or 12%, and $41 million, or 21%, respectively, compared with the corresponding periods in 2006. The decline was primarily due to a reduction in our traditional customer support revenue resulting from lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting from fewer contract renewals. The decline in customer support revenue was offset in part by an increase in revenue generated from professional services contracts primarily associated with one customer that accounted for approximately 12% of total Global Services revenue in the third quarter of fiscal 2007. Included in the decline for the third quarter and first nine months of fiscal 2007 is the unfavorable impact of the fresh start accounting adjustment to Global Services revenue of $8 million and $21 million, respectively. Excluding the impact of the fresh start accounting adjustments, revenue from Global Services for the third quarter was relatively flat and for the first nine months of fiscal 2007 decreased $21 million, or 10%, compared with the corresponding periods in fiscal 2006.

Geographic Revenue. Total revenue by geographic area was as follows (dollars in millions):

	Successor Company		Predecessor Company		Successor Company		Predecessor Company
Area	Three Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended
	Mar. 30, 2007		Mar. 31, 2006		Mar. 30, 2007		Sept. 29, 2006		Mar. 31, 2006
Americas	$67	60%	$64	60%	$138	63%	$76	63%	$238	59%
Europe	37	33%	29	28%	62	28%	21	17%	99	25%
Rest of World	7	7%	13	12%	19	9%	25	20%	66	16%

	$111		$106		$219		$122		$403

Compared with the third quarter of fiscal 2006, revenue in the third quarter of fiscal 2007 increased in Europe due to a large sale that represented approximately 14% of our overall revenue in the quarter and in the Americas primarily attributable to an increase in sales of SGI Altix servers while revenue declined in all other geographies. Revenue for the first nine months of fiscal 2007 declined in all geographic regions. The shift in geographic revenue mix in the third quarter and first nine months of fiscal 2007 compared with the corresponding period in fiscal 2006 is primarily the result of restructuring actions initiated in Europe and Rest of World causing short-term disruption in business operations and therefore lower revenue.

Backlog. Our consolidated backlog at March 30, 2007 was $109 million, down from $131 million at March 31, 2006. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog does not include any customer support maintenance contracts. Backlog decreased within the Core Systems segment, specifically with regard to professional services and the cancellation of our Silicon Graphics Prism and Silicon Graphics Prism deskside products in August 2006, offset in part by an increase in our Linux-based SGI Altix servers and storage systems. Backlog decreased within the Legacy Systems segment, principally due to customers transitioning from the legacy system technology to Linux based systems. Backlog increased slightly in Europe with decreases experienced in all other regions. The increase in backlog in Europe is primarily associated with an overall increase in orders of our Linux-based SGI Altix servers and storage systems, resulting principally from a single order from a European supercomputing center, offset in part by a decline in backlog for professional services. The decline in backlog in the Americas and Rest of World is principally due to a decline in professional services and legacy systems backlog, offset in part by an increase in orders of our Linux-based SGI Altix servers.

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

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government-funded research. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract and the related proceeds earned from the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services, including the costs associated with third-party products.

Overall, gross profit margin for the third quarter and first nine months of fiscal 2007 decreased from 35.4% to 33.0 % and from 38.0% to 29.9%, respectively, compared with the corresponding periods of fiscal 2006. The decline was primarily due to the unfavorable fresh start accounting adjustments totaling $16 million for the third quarter and $48 million for the first nine months of fiscal 2007, which reduced revenue and increased cost of sales resulting in the overall decline in both product and other gross profit margin and service gross profit margin. Excluding the impact of the unfavorable fresh start accounting adjustments, gross profit margin for the third quarter and first nine months of fiscal 2007 increased from 35.4% to 42.2% and from 38.0% to 39.8%, respectively, compared with the corresponding periods of fiscal 2006.

Product and other gross profit margin for the third quarter of fiscal 2007 increased 4.9 percentage points, compared with the corresponding period in fiscal 2006. Included in the increase is the unfavorable impact of $9 million of fresh accounting adjustments to product and other gross profit margin. Excluding the impact of the unfavorable fresh start accounting adjustment of $9 million, product and other gross profit margin for the third quarter increased from 24.5% to 40.8% compared with the corresponding period in fiscal 2006. This increase was primarily due to a shift in mix to higher margin products coupled with lower manufacturing costs, including the favorable margin impact of approximately $2 million associated with the sale of previously reserved inventory. Product and other gross profit margin for the first nine months of fiscal 2007 decreased 9.5 percentage points, compared with the corresponding period in fiscal 2006. This decline was primarily due to the unfavorable fresh start accounting adjustments totaling $28 million that reduced product revenue and increased product cost of sales as well as the continued shift in revenue mix from our MIPS/IRIX-based systems, which typically carry higher gross margins to our Intel/Linux-based systems, which have lower gross margins. In addition, as a result of fixed manufacturing costs, cost of sales did not decline in proportion to our lower sales volumes in the first nine months of fiscal 2007 compared with the corresponding period in fiscal 2006, which also contributed to the decline in product and other gross profit margin. Excluding the impact of the unfavorable fresh start accounting adjustment of $28 million, the product and other gross profit margin for the first nine months of fiscal 2007 increased from 30.8% to 34.1%, compared with the corresponding period of fiscal 2006.

Service gross profit margin for the third quarter and first nine months of fiscal 2007 decreased 6.8 percentage points and 5.4 percentage points, respectively, compared with the corresponding periods in fiscal 2006. The decline in service gross profit margins was primarily due to the unfavorable fresh start accounting adjustments of $7 million and $19 million for the third quarter and the first nine months of fiscal 2007, respectively, which resulted in a reduction in customer support contract revenue. Excluding the impact of the unfavorable fresh start accounting adjustments, service gross profit margin for the third quarter decreased slightly from 43.9% to 43.6% and service gross profit margin for the first nine months increased from 45.4% to 46.1% compared with the corresponding periods of fiscal 2006. The increase was the result of the positive impact of our restructuring actions resulting from headcount reductions and other cost control measures.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Research and development	$14	$21	$29	$16	$65
% of total revenue	13%	20%	13%	13%	16%

Selling, general and administrative	$42	$51	$84	$42	$169
% of total revenue	38%	49%	38%	35%	42%

Impairment of goodwill	$—	$8	$—	$—	$8
% of total revenue	—%	8%	—%	—%	2%

Other operating expenses, net	$—	$12	$3	$4	$29
% of total revenue	—%	11%	2%	3%	7%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the third quarter of fiscal 2007 decreased by 30% from the corresponding period of fiscal 2006 and decreased as a percentage of total revenue from 76% in the third quarter of fiscal 2006 to 51% in the third quarter of fiscal 2007. Operating expenses, excluding other operating expenses, for the first nine months of fiscal 2007 decreased by 30% from the corresponding period of fiscal 2006 and decreased as a percentage of total revenue from 60% in the first nine months of fiscal 2006 to 50% in the first nine months of fiscal 2007. The decline in operating expenses was primarily attributable to lower headcount resulting from our restructuring activities and through employee attrition and from the impact of our overall expense control measures and operational efficiencies, all aimed at bringing expenses in line with prevailing revenue levels. The reduction in operating expenses improved slightly by the fact that our accounting calendar had 39 weeks during the first nine months of fiscal 2007 compared with 40 weeks during the first nine months of fiscal 2006.

Research and Development Expense. Research and development expense for the third quarter and first nine months of fiscal 2007 decreased $7 million, or 32%, and $20 million, or 31%, respectively, compared with the corresponding periods of fiscal 2006. The decrease reflects a 19% and 23% reduction in headcount in the third quarter and first nine months of fiscal 2007, respectively, from restructuring and attrition, credits to expense received from research and development funding arrangements of $3 million and $6 million, respectively, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and lower materials and depreciation costs. We will continue to focus our research and development investments toward potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the third quarter and first nine months of fiscal 2007 decreased by $9 million, or 18%, and $43 million, or 25%, respectively, compared with the corresponding periods of fiscal 2006. Decreases were primarily due to a 29% and 34% reduction in headcount in the third quarter and first nine months of fiscal 2007, respectively, from restructuring and attrition, lower outside services costs, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and credits to expense received from marketing funding arrangements of $1 million and $3 million, respectively. Decreases were offset in part by $2 million and $4 million in the third quarter and first nine months of fiscal 2007, respectively, associated with the amortization of intangibles. Included in the third quarter of fiscal 2007 was expense of approximately $1 million associated with the Restricted Stock Unit Award and Separation Agreement for our former President and Chief Executive Officer. Included in the third quarter and first nine months of fiscal 2006 was $2 million and $8 million respectively in professional advisory fees incurred in connection with our cost reduction initiatives that did not recur in the corresponding periods of fiscal 2007.

Impairment of Goodwill. Included in the third quarter and first nine months of fiscal 2006 was an $8 million charge for the impairment of goodwill that did not recur in the corresponding periods of fiscal 2007.

Other Operating Expenses.

Over the past several years in response to declining revenues, we initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability to SGI. These actions have resulted in both headcount reductions and facility closures. Other operating expense of $0.2 million and $12 million for the third quarters of fiscal 2007 and fiscal 2006, respectively, represented the costs of our restructuring plans. Other operating expense for the third quarter of fiscal 2007 includes $0.2 million for accretion expense related to our vacated leased facilities and other lease termination costs. Other operating expense of $5 million and $29 million for the first nine months of fiscal 2007 and fiscal 2006, respectively, represented the costs of our restructuring plans. Other operating expense for the first nine months of fiscal 2007 includes a $4 million charge for severance costs and related charges and $1 million for accretion and other costs related to our vacated leased facilities. As a result of the restructuring actions undertaken, we anticipate operating cash outflows of $1 million during the nine months following March 30, 2007, for severance and related charges and $1 million through fiscal 2011 for facilities related expenditures, which is net of estimated sublease income of $2 million. See Note 6 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report for further information regarding restructuring activities.

In addition, other operating expense in the third quarter and first nine months of fiscal 2007 included $0.2 million and $2 million, respectively, in bankruptcy-related charges, primarily professional fees, incurred subsequent to our emergence from bankruptcy.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Sept. 29, 2006	Mar. 31, 2006
Interest expense	$(2,836)	$(4,824)	$(5,994)	$(7,688)	$(12,327)

Investment gain (loss)	$—	$—	$—	$10,100	$(227)
Foreign exchange gain (loss)	(262)	(638)	(28)	23	(396)
Miscellaneous income (expense)	(136)	(65)	(80)	526	(1,014)
Interest income	572	981	1,481	637	1,756

Interest and other income (expense), net	$174	$278	$1,373	$11,286	$119

Income from equity investment	$—	$254	$—	$105	$387

Interest Expense. Interest expense decreased from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 principally due to lower long-term debt balances in the third quarter of fiscal 2007 compared with the third quarter of 2006. Interest expense for the first nine months of fiscal 2007 increased from $12.3 million to $13.7 million compared with the corresponding period of fiscal 2006. The increase was due to the amortization of short-term loan costs during the first quarter of fiscal 2007 associated with our DIP financing arrangement that was completed during the first quarter of fiscal 2007. The DIP financing arrangement also carried a higher rate of interest than the credit facilities utilized in fiscal 2006, which also contributed to higher interest expense.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net, for the nine months ended March 30, 2007 of $12.7 million is primarily due to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan.

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

Reorganization items

Reorganization Items, Net. Reorganization items, net represent expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations. Such items consist of the following (dollars in thousands):

Predecessor Company
Three months ended
September 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization and fresh-start reporting	(142,033)
Increase to fresh-start basis of assets and liabilities	(200,963)

$(340,397)

Provision for Income Taxes

Our net provision for income taxes of $ 3.5 million for the first nine months of fiscal 2007 arose principally from net income taxes payable in foreign jurisdictions and withholding taxes paid on our gain from the sale of a portion of our equity interest in SGI Japan. Our net benefit for income taxes of $4.3 million for the first nine months of fiscal 2006 arose principally from a reduction of foreign tax exposures and a refund of state income taxes paid in prior years, partially offset by net income taxes payable in foreign jurisdictions and a net increase to our reserves for taxes and related interest in various jurisdictions for historic tax exposures.

Financial Condition

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of financial condition, the nine months ended March 30, 2007 have been compared to the nine months ended March 31, 2006 as included, in part, in our condensed consolidated statements of cash flows (which are contained in Part I, Item 1 of this report.)

Cash Balances. At March 30, 2007, our unrestricted cash and cash equivalents and marketable investments totaled $70 million, compared with $55 million at June 30, 2006. Included in our net cash inflows are the effects of our debt and equity financings of $29 million. Included in our net cash outflows are the payment of approximately $44 million in Plan related obligations while the remaining estimated $4 million of Plan related obligations will continue on negotiated payment terms through the fourth quarter of fiscal 2007. In addition, upon emergence from bankruptcy we had $30 million of capacity available under the exit financing revolver, which we will utilize up to the full availability under the revolver to fund intra-quarter cash needs. During the third quarter of fiscal 2007, we made no draws on the revolver. At March 30, 2007 and June 30, 2006, we also held $30 million and $48 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit. The increase in cash and cash equivalents compared with June 30, 2006 is primarily the result of cash provided by net proceeds from the Rights Offering and sale of Overallotment shares, net proceeds from maturities of restricted investments, and the sale of a portion of the equity investment in SGI Japan to SGI Japan, Ltd, offset in part by cash used in operations during the first nine months of fiscal 2007.

Cash Consumption Trends. Primarily as a result of net losses and costs associated with the Chapter 11 proceedings, operating activities used $58 million during the first nine months of fiscal 2007, compared with $34 million during the same period of fiscal 2006. The negative operating cash flows in the first nine months of fiscal 2007 were primarily due to our operating losses and lower revenue levels. During the first nine months of fiscal 2007, accounts receivable decreased $1 million compared to the $35 million decrease that was generated during the same period of fiscal 2006. Inventory increased $25 million during the first nine months of fiscal 2007 compared to the $5 million increase in inventory reported in the same period of fiscal 2006. Accounts payable decreased $20 million in the first nine months of fiscal 2007 primarily due to the settlement of bankruptcy obligations compared with an increase of less than $1 million in the same period of fiscal 2006. Other assets and liabilities (primarily other liabilities) decreased $24 million net in the first nine months of fiscal 2007 compared to the $12 million decrease in the same period of fiscal 2006. During the first nine months of fiscal 2007, accrued compensation increased $7 million compared with the $9 million decrease in accrued compensation in the same period of fiscal 2006 primarily due to the timing of the payment of payroll as well as fluctuations in headcount due to planned reductions and attrition. Deferred revenue increased $49 million in the first nine months of fiscal 2007 compared with an increase of $36 million in the same period of fiscal 2006, primarily resulting from the timing of revenue recognition of sales transactions. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $9 million and $25 million in first nine months of fiscal 2007 and fiscal 2006, respectively. In the first quarter of fiscal 2007, adjustments were made to cash flow from operations to reflect the effect of the plan of reorganization and the associated revaluation of assets and liabilities.

Investing activities provided $33 million in cash during the first nine months of fiscal 2007, compared with using $8 million during the same period of fiscal 2006. The positive cash flows in the first nine months of fiscal 2007 were primarily due to net proceeds from maturities of restricted investments and the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. Principal investing activities in the first nine months of both fiscal 2007 and fiscal 2006 primarily consisted of purchases of property and equipment of $9 million and $6 million, respectively.

Financing activities provided $40 million in cash during the first nine months of fiscal 2007, compared with $32 million during the same period of fiscal 2006. During the first nine months of fiscal 2007, we repaid debt principal of $138 million and received proceeds of $30 million from DIP financing issued while under Chapter 11 and $93 million from our new exit financing. During the first nine months of fiscal 2007, we received net proceeds of $57 million from the Rights Offering and sale of Overallotment shares. During the first nine months of fiscal 2006, the Predecessor Company also received $3 million from stock issued under the Predecessor Company’s employee stock plans. During the first nine months of fiscal 2006, the Predecessor Company received $1 million for future customer support in connection with products that we sold under certain sales-type leases; we are required by EITF 88-18, Sales of Future Revenue, to account for the accumulated proceeds from these arrangements as debt.

The Predecessor Company incurred net losses and negative cash flows from operations during each of the past several fiscal years. At March 30, 2007, the Successor Company’s principal sources of liquidity included unrestricted cash and marketable investments of $70 million, up from the Predecessor Company’s balance of $55 million at June 30, 2006. Currently, we expect to consume cash from operations through the remainder of fiscal 2007. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. We also continue to focus on cost controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2007 that we maintain a focus on cost control, complete acceptance of key customer arrangements and that we meet the goals of our exit financing agreement for fiscal 2007.

DIP Financing. On May 10, 2006, the Predecessor Company entered into the Interim DIP Agreement with the Interim DIP Lenders. The Interim DIP Agreement provided a $70 million term loan to the Borrowers secured by certain of the Borrowers’ assets. In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders providing up to $130 million of debtor-in-possession financing consisting of a $100 million term loan and a $30 million revolving line of credit. This DIP Agreement was approved by the Court on June 26, 2006 and replaced the $70 million Interim DIP Financing and the pre-petition credit agreement. The DIP Agreement was secured by certain assets of the Borrowers.

The DIP Agreement terminated upon emergence from Chapter 11 and the $113 million outstanding balance was paid in full with proceeds from the Rights Offering and sale of Overallotment shares and funds from the exit financing facility described below.

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. We were in compliance with these covenants through March 30, 2007. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for the Company’s ongoing operations. The exit financing facility matures in October 2011. The annual payments, including estimated interest, over the next five years are as follows (in millions): fiscal 2007 — $11; fiscal 2008 — $12; fiscal 2009 — $24; fiscal 2010 — $27; fiscal 2011 — $24 and $40 thereafter.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for the remainder of fiscal 2007. While we are continuing to implement initiatives aimed at improving revenue and margins for our Core Systems products, we expect to continue consuming cash from operations through at least the remainder of fiscal 2007. In addition to cash generated from our operations, we expect the net funds from our new credit agreement to provide working capital for our ongoing operations. We cannot be certain however, that the funds provided by the new credit agreement will be adequate to achieve our objectives. If we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we may be unable to meet our debt covenants, be forced to develop and implement further restructuring plans, evaluate other strategic alternatives, or become subject to further insolvency proceedings.

Contractual Obligations

During the first nine months of fiscal 2007, the only material change to our contractual obligations was the signing of a new lease for our replacement headquarters facility in Sunnyvale, California. On September 7, 2006, the Predecessor Company entered into a Lease Agreement with Christensen Holdings, L.P. The lease is for approximately 128,154 square feet with an initial five year lease term. The following are the future minimum rent obligations for this lease (in thousands):

Successor Company
Rent Obligations
Current Year	$1,252
Fiscal 2008	1,554
Fiscal 2009	1,615
Fiscal 2010	1,677
Fiscal 2011	1,738
Thereafter	291

We also have approximately $22 million of potential unrecognized tax benefit liabilities not included in the contractual obligations table presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2006. We are not able to reasonably estimate the period of cash settlement with the respective tax authorities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe there have been no significant changes during the nine months ended March 30, 2007 to the items that the Predecessor Company disclosed as its critical accounting policies and estimates in its discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.

Fresh-Start Reporting

Although we emerged from bankruptcy on October 17, 2006, we adopted “fresh-start” reporting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start reporting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start required us to allocate our reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes For further information on fresh-start reporting see Note 4.

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

At March 30, 2007, goodwill was $4 million, and other intangible assets, net were $78 million. We review goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. For our critical accounting policy and estimates for goodwill, see Critical Accounting Policies and Estimates in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. For identifiable intangible assets, we assess for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our condensed consolidated financial statements.

The condensed consolidated balance sheet as of March 30, 2007 gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. The statements of operations and cash flows for the six-month period ended March 30, 2007 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start reporting. The adoption of fresh-start reporting had a material effect on the condensed consolidated financial statements as of September 29, 2006 and will have a material impact on condensed consolidated statements of operations for periods subsequent to September 29, 2006.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the condensed consolidated financial statements of the Successor Company within the 12 months following the adoption of fresh-start reporting. We have completed our review of these accounting pronouncements for impact on our condensed consolidated results of operations and with the exception of SAB 108. With the exception of EITF 06-2, the early adoption of these pronouncements did not have a material effect on our financial position, results of operations, or cash flows. The early adoption of EITF 06-2 resulted in a $1.7 million increase in our liability for sabbatical leave and was included as part of the fresh-start valuation adjustments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is included in the section above entitled “Our business is subject to market risk” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes in our exposure to market risk from that described in such report.

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

Information regarding legal proceedings is set forth in Note 23 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report, which information is hereby incorporated by reference.

Item 1A. Risk Factors

A restated description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 .

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

We experience fluctuations in our cash consumption for a variety of reasons which could adversely affect our availability of cash. The Predecessor Company incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. At March 30, 2007, our principal source of liquidity was unrestricted cash and marketable investments of $70 million, up from $55 million at March 31, 2006. We experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, revenue growth and margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plans for fiscal 2007 that we maintain control over costs, complete acceptance on key customer obligations and that we meet the goals of our financing arrangements. See”—Financial Condition.”

To seek to improve our liquidity, we are continuing to implement actions aimed at expense reductions and a revenue generation initiative aimed at reversing the decline in our revenues. In addition, our operating goals require us to maintain stable year-over-year revenue levels while realizing our targeted expense savings and margin improvements. If we fail to achieve these targets, we will likely consume further cash in our operations, which would further impair our liquidity. See “—Financial Condition.”

Our financial results have been and will continue to be affected by the adoption of fresh-start accounting and do not reflect historical trends. Our emergence from Chapter 11 proceedings on the Emergence Date has resulted in a new reporting entity and adoption of fresh-start reporting in accordance with Statement of Position (“SOP”) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As required by fresh-start accounting, our assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized under fresh-start accounting. The condensed consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations from and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company and a reader may not understand the actual trends in our business due to the impact of fresh-start accounting. For further information about fresh-start accounting, see “Fresh-Start Reporting”.

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries. During the course of our Chapter 11 proceedings, the Court entered orders allowing us to pay certain pre-petition key vendor trade claims in the ordinary course of business, however, we were not permitted to pay all of our vendors in full. Although we did not experience any significant disruption in our relationships with our suppliers or vendors during the reorganization, we could have difficulty maintaining existing relationships, or creating new relationships with suppliers or vendors in the future due to the residual effects of the bankruptcy filing. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on terms such as “cash on delivery,” “cash on order,” or other terms that could have an adverse impact on our short-term cash flows. In addition, the fact that we recently completed a bankruptcy reorganization may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

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

We may not achieve our operating goals and may not be in compliance with debt covenants. On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of Overallotment shares, were used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this report. Under the terms of the exit financing, we are required to comply with various terms and conditions. Although to date we have been in compliance, there can be no assurance that we will be able to comply with such terms and conditions in the future. In the event that we default under the exit financing agreement and the exit financing agreement is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the exit financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In addition, if we are unable to achieve the goals of our going-forward business plan and operational restructuring strategy, we could be forced to sell all or parts of our business and develop and implement further restructuring plans.

Our success is dependent on continued revenue growth from newer product families. The SGI Altix family of servers and superclusters based on the Intel Itanium 2 processor and the Linux operating system was introduced in January 2003 and additional products in this line were added during fiscal 2004. In addition, our SGI Altix XE family of cluster products was introduced in June 2006. Our Linux-based systems sales declined by 40% in fiscal 2006 compared with fiscal 2005 though increased by 5% in the first nine months of fiscal 2007 compared with the corresponding period of fiscal 2006. Risks associated with these newer product families include dependence on Intel in terms of price, supply, dependability, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 and Intel Xeon processor families; the availability of Linux applications optimized for the 64-bit Itanium platform or our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. These clusters are rapidly increasing as an important competitive factor in the high performance server market and have had a negative effect on our revenues and our gross margins.

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

We are dependent on sales to or funded by the U.S. government. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us, through system integrators and other resellers or to entities who receive their funding from the government. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to changes in appropriation and spending patterns. Our U.S. government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Events like Operation Iraqi Freedom and the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may adversely affect our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on us.

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

Our restructuring activities may not reduce our losses and cash consumption. The Predecessor Company implemented several expense-related restructurings in recent years. In addition, in September 2005, March 2006, and June 2006, the Predecessor Company implemented restructuring plans aimed at further expense reductions and we continue to execute on these plans. Although we seek to execute these actions in a manner that does not materially reduce revenue or impair our ability to compete successfully, we cannot be certain that these outcomes will not occur or that these actions will accomplish their intended objective of reducing our losses and cash consumption. Substantially all of the restructuring charges have required or will require the outlay of cash.

We are operating under new leadership that may cause strategic and operational changes in our business. On January 27, 2006, the Board of Directors of the Predecessor Company appointed Mr. Dennis McKenna as the new President and Chief Executive Officer in order to effectuate the turnaround of the business. In addition, our Board of Directors appointed Mr. McKenna as a director on February 1, 2006. Also on February 27, 2006, Mr. Jeffery Zellmer, the Predecessor Company’s Senior Vice President and Chief Financial Officer and Mr. Warren Pratt, the Predecessor Company’s Executive Vice President and Chief Operating Officer, resigned. Ms. Kathy Lanterman, the Predecessor Company’s Vice President and Controller, was appointed the new Senior Vice President and Chief Financial Officer of the Predecessor Company. Further, on April 6, 2007, Mr. McKenna resigned and on April 9, 2007, the Company named Robert “Bo” Ewald the Company’s new Chief Executive Officer, effective immediately, to replace Mr. McKenna. The Board also appointed Mr. Ewald as a Class I director of the Board. While these leadership changes are designed to enable us to return to growth and profitability, there can also be no assurance that any such changes will achieve the desired result in the desired timeframe or adversely affect our financial condition and results.

Our strategy to complete our turnaround efforts will require significant changes in the executive structure. Our success depends on our ability to recruit and retain talent with incremental skills into the Successor Company at an executive level. While we are making every effort to identify and hire new talent, we can make no assurances as to our success. In addition, the process may result in additional changes in key employee and executive positions as we work to establish our future company organization. While any changes would be designed to enhance our future prospects, we cannot assure you that such changes will lead to an improvement of our business and financial condition.

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

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use. Our core products are based on system architectures that have been developed by working closely with partners for optimization on our products. Our product strategy and business depend on the continued availability and competitiveness of the microprocessors that we use and would be adversely affected by any further delays and/or discontinuance of these processor families. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that our chosen microprocessors be competitive as to quality and performance as well as price. Microprocessor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Although we have taken steps with the introduction of new products to mitigate our dependence on a single microprocessor, the transition will take some time, and the migration may be expensive and time consuming.

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

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenue. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Our key suppliers could enter into exclusive agreements with, or acquire or be acquired by, one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

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

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability. We may experience manufacturing and/or component quality problems with our products that may require that we replace components in some products, or replace the product, in accordance with our product warranties. Our product warranties typically last up to three years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

We may not be able to retain and attract qualified employees. Our success depends on our ability to continue to attract, retain and motivate highly qualified technical, sales and marketing and management personnel. The uncertainties surrounding our business prospects, the Chapter 11 Cases and our continuing restructuring actions have increased the challenges of retaining world-class talent. Our attrition rates did increase during the Chapter 11 proceedings. Although we have put programs in place to encourage employee retention, there is no guarantee that we can retain highly qualified employees or that we will be able to hire highly qualified candidates as new skills are needed.

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

We operate in a highly competitive industry. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. Competition may result in significant discounting and lower gross margins. In addition, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. An important competitive development in our market has been the emergence of networked clusters of commodity computers from suppliers like Dell Computer. These clusters have grown at a faster rate and are taking an increasing share of the high-performance computing market. These clustered systems may not be subject to U.S. export regulations, which may make them more attractive to certain international customers. See “—Many of our international sales require export licenses.” Although we have introduced a cluster product, we face significant competition in this market.

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

Our product strategy and business depend on the continued availability, quality and competitiveness of the Itanium 2 processor family and would be adversely affected by any delays and/or discontinuance of this processor family. See “—Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use.” In addition, we may incur penalties under long-term contracts that require the delivery of future products.

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

On August 3, 2006, LG Electronics, Inc. (“LGE”) filed a motion (the “LGE Motion”) in the Chapter 11 Cases seeking relief from the automatic stay pursuant to section 362(d)(1) of the Bankruptcy Code so that LGE may proceed with certain patent infringement claims against the Predecessor Company in the appropriate district court and seek damages for alleged pre- and post-petition infringements of certain of LGE’s patents. The LGE Motion also requested that the Court determine that the automatic stay does not apply to LGE’s ability to commence a proceeding against the Successor Company in respect of the Successor Company’s alleged continuing, post-petition infringement of LGE’s patents. LGE also filed proofs of claims in the Chapter 11 Cases against each of the Debtors in connection with the alleged patent infringement. On August 25, 2006, the Debtors objected to LGE’s proofs of claim. The Debtors and LGE resolved the LGE Motion by stipulation dated September 8, 2006, and entered by the Court on September 8, 2006. In the stipulation, LGE agreed to withdraw the LGE Motion, agreed not to file any objection to confirmation of the Debtors’ plan of reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Company. The Debtors agreed that LGE claims alleging patent infringement first arising after the commencement of the Chapter 11 Cases could be adjudicated in a court of competent jurisdiction other than the Court after confirmation of the plan of reorganization. On September 26, 2006, we filed a motion to estimate the LGE claims at $0.00 for purposes of allowance and distribution under the Plan. On October 24, 2006, we reached an agreement in principle with LGE to settle its pre-petition claim. This agreement was reduced to writing on or about November 30, 2006. By this agreement, we agreed that LGE would receive a distribution of $375,000 from the General Unsecured Creditors Claim pool established as part of the Company’s Plan of Reorganization. The Predecessor Company and LGE also reached agreement that LGE’s claim for damages during the pendency of the bankruptcy would be capped at $1,500,000. We do not agree that LGE has a claim and we continue to dispute LGE’s assertion that it does. The settlement is without prejudice to the parties’ claims and defenses regarding LGE’s allegations of post-petition infringement.

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

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court — Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a Court Ordered injunction against future infringement by ATI.

On or about October 25, 2006, AMD announced the completion of its acquisition of ATI Technologies, Inc.SGI filed an amended Complaint adding two additional patents to its claims on November 30. ATI filed an answer to the Complaint on December 1; ATI filed its Answer to the Amended Complaint on December 14, 2006. Trial has been set for November 13, 2007.

We cannot predict the outcome of these claims, which may be unfavorable and we may incur greater loss than we anticipate as a result of these claims.

We may not be able to utilize a significant portion of our net operating loss and credit carryforwards. Prior to our emergence from Chapter 11, the Predecessor Company had over $1 billion in U.S. net operating loss (“NOL”) carryforwards due to prior period losses. Most of these net operating loss carryforwards were incurred prior to our Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of net operating loss and credit carryforwards of a loss corporation are limited if during a testing period (usually three years) there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, we exchanged some of our debt for common stock. This exchange resulted in more than a 50% cumulative shift in our stock ownership. However section 382(l)(5)(A) of the Internal Revenue Code (the Code) provides an exception to the above described limitation if the shift in ownership was as a result of bankruptcy filing under Chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of this exception will lose its entire pre-bankruptcy net operating losses if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. The Code also provides in section 382(l)(5)(H) that a taxpayer who ordinarily would qualify for this exception may elect out and become subject to the section 382 limitation. We are currently in the process of evaluating the benefit of electing out of this exception. The Code requires that the election to forego the benefit of this exception be made with a timely filed tax return (including extensions) for the year in which the shift in ownership occurred. If we elect to forego the benefit of section 382(l)(5)(A), our ability to utilize our net operating losses in future years will be limited. As a result, if in any given future fiscal period our taxable profits are in excess of the restricted losses available for offset, this limitation would reduce our after tax income, thereby negatively affecting our cash balances and liquidity.

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

Increasingly, new regulations are enacted in various jurisdictions at the local, state and country level, and it is difficult to anticipate how such regulations will interact with each other and how they will be implemented and enforced. We track regulatory developments that may impact our business and devote substantial resources toward developing strategies for compliance with new requirements as they are enacted.

For example, we face increasing complexity in our product design and procurement operations as we adjust to new and anticipated requirements relating to the materials composition of our products, including the EU’s RoHS initiative, which regulates the use of lead and other hazardous substances in electrical and electronic equipment put on the market in the European Union on or after July 1, 2006. Due to these restrictions, we have decided not to ship our remarketed products from the United States to Europe after July 1, 2006, and we have completed our work with our suppliers to assure RoHS compliance with respect to our other products. If a regulatory authority determines that one of our products is not RoHS-compliant, we may have to redesign and re-qualify certain components to meet RoHS requirements, which could subject us to increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified, dated September 15, 2006 (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on September 19, 2006).

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on September 19, 2006).

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 of Registrant’s Form 10-K for the year ended June 25, 2004).

3.1.2	Amendment to the Restated Certificate of Incorporation of the Company, dated December 16, 2003 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on December 17, 2003).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on December 17, 2003).

4.1	Indenture dated February 1, 1986 between Cray Research, Inc. and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.5 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.2	First Supplemental Indenture dated June 30, 1996 between the Company, Cray Research, Inc., and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4.6 of Registrant’s Amended Form 10-K for the year ended June 30, 1996).

4.3	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.4	Form of 6.50% Senior Secured Convertible Note (incorporated by reference to Exhibit 4.5 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.5	Indenture dated as of December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.6	Form of 11.75% Senior Secured Note (incorporated by reference to Exhibit 4.7 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.7	Intercreditor Agreement dated December 24, 2003 among SGI, Wells Fargo Foothill, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.8	Security Agreement dated December 24, 2003 between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 of Registrant’s Form 10-K for the year ended June 24, 2005).

4.9	Intellectual Property Security Agreement dated December 24, 2003 between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8 K filed on April 25, 2006).

4.10	First Supplemental Indenture, dated September 18, 2006, between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 30, 2006).

4.11	Second Supplemental Indenture, dated September 18, 2006, between SGI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 30, 2006).

10.39(1)	Notice of Restricted Stock Unit Award to Dennis McKenna dated March 30, 2007

10.40(1)	Restricted Stock Unit Award Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007.

10.41(1);(2)	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 9, 2007.

10.42(1);(2)	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007.

10.43(1)	Release and Waiver of Claims Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 3, 2007.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 30, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 30, 2006).

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended June 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert H. Ewald and Kathy Lanterman.

(1)	This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this report.

(2)	Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman Chief Financial Officer (Principal Financial Officer)

	By:	/s/ David A. Barr
David A. Barr Controller and Chief Accounting Officer (Principal Accounting Officer)