Form 10-K
period 2007-06-29
SILICON GRAPHICS INC
filed 2007-09-12
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 29, 2007.

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this report.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 29, 2006 on the NASDAQ Global Market, was approximately $93 million. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any class of registrant’s voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of August 31, 2007, the registrant had 11,250,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

SILICON GRAPHICS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED JUNE 29, 2007

i

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements about our business, objectives, financial condition, and future performance that involve risks and uncertainties. These forward-looking statements include, among others, statements relating to the following: expected levels of revenue, gross margin, operating expense, future profitability, our expectations for new product introductions and market conditions, our assessment of the adequacy of our liquidity and capital resources, our belief regarding capital levels, legal proceedings, and government actions. We have based these forward-looking statements on our current expectations about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and similar terms. These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Factors that might cause such a difference in results include, but are not limited to; our ability to continue revenue growth from newer products, our ability to respond to fluctuations in our cash consumption, our ability to continue sales to or funded by the U.S. Government, our ability to raise additional capital in the future, our ability to achieve operating goals and remain in compliance with our debt covenants, our ability to clearly explain to the market the affect fresh start accounting has on our financial results and comparisons to historical trends, our ability to effectively respond to delay, discontinuation or decreased competitiveness of the microprocessors we use, the continued availability and consistent cost of commodity components, our ability to respond to issues arising from our dependence on sole source suppliers, our ability to attract, retain and motivate employees, and our ability to implement strategic and operational changes initiated by our new management team, and other factors, including, but not limited to, those discussed below under the heading “Risk Factors” in Item 1A. of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

References to “Successor Company”, “we,” “us” or “our” in this report including the consolidated financial statements in this report and the notes thereto are to Silicon Graphics, Inc. and its consolidated subsidiaries on and after September 29, 2006, after giving effect to the provisions of Silicon Graphics, Inc.’s Plan of Reorganization described below and the application of fresh-start accounting. References to “Predecessor Company” in this report including the consolidated financial statements and notes thereto refer to Silicon Graphics, Inc. and its consolidated subsidiaries prior to September 29, 2006. As the context may require, “we,” “us” or “our” may also refer to both the Successor Company and the Predecessor Company.

PART I

ITEM 1. BUSINESS

General

SGI is a leading provider of products and services for use in high-performance computing (“HPC”) and data management. We sell solutions based on a complete range of scalable servers and storage products, from entry-level to high-end, together with associated software products. These integrated solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems providing them with strategic and competitive advantages. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining “business intelligence” through data-mining, our solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education that enable fast installation and implementation of our solutions. Our solutions, products and services are used in a range of markets, including defense and intelligence, business, research, and industry, to address scientific, design, and business applications.

Business Strategy

For about 25 years, our systems have enabled discovery, innovation and information transformation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. With our technology and market knowledge we are able to deliver products that have performance and ease-of-use features that enable our customers to achieve their goals more quickly as a result of the benefit of high-performance computing and data management. We are taking the knowledge that we have gained in our traditional markets, coupled with the services our customers rely on and are making them more broadly available across our customers’ organization or enterprise. Our unique shared-memory architecture and the manageability of our server and storage product lines enable enterprise customers with large volumes of data to access, analyze and transform their data to improve their decision-making and their overall competitive advantage. Furthermore, we have expanded our product line to include servers and clusters using both Intel Itanium® and Intel Xeon® processors which expands our product offerings into a faster growing portion of the market and provides our value add to applications that are well-suited to clusters. Our objective is to maintain and enhance our leadership in high-performance computing and data management. Our strategy to achieve that objective is to incorporate leading-edge technology in solutions that target specific workflow requirements and package the technology in a unified solution that enables customers to efficiently deploy a hybrid server solution to support multi-workflow requirements.

This objective requires that we maintain industry leadership with our products and services and provide highly differentiated solutions to our customers. Accordingly, the core elements of our strategy are as follows:

•

Leading-Edge Innovation. Being at the forefront of HPC, data management and services is core to our strategy, and accordingly, we invest significantly in product development. We have introduced many important innovations to the world, including the first scalable Non-Uniform Memory Access or NUMA system and work that led to the first storage area networks. Innovations in interoperability, system management software, energy efficiency and hardware density have all contributed to our competitive advantage and access to the market. We also have a rich portfolio of intellectual property in technology areas that align with our core business, and in other non-core areas where we intend to seek ways to monetize the value of our investments.

•

Support of Industry Standards. We are committed to the support of open standards for core elements of our new generation products, while focusing our proprietary technology development in areas that deliver differentiated features and performance. Commitment to an open system platform is important for several reasons. First, it enables our customers to benefit from the superior price performance of today’s best-of-breed components, such as commodity dynamic random access memory chips (“DRAMs”) and the Intel Itanium® and Intel Xeon® processor families. Second, it enables us to leverage the research and development of Intel, Microsoft®, and the Linux community, and therefore focus our resources on systems architecture, storage management and solution delivery, all of which we believe are differentiated in important respects in the marketplace. Third, our support of industry standards, such as the Linux and Microsoft operating systems, enables us to assimilate easily into standards-based IT environments.

•	Contribution to Linux. We are one of the largest computer manufacturers whose new high-performance product platforms are focused on the Linux operating system. We have been one of the largest contributors to the Linux open source kernel and are leaders in the industry at understanding the requirements of the Linux compute environment. With this extensive Linux experience we are able to envision and build an environment that enables achievement of maximum performance within a Linux environment. The increased adoption of Linux across our target markets has created a significant need for this environment, and we are focused on fulfilling that need.

•

Direct Engagement with Our Customers. We benefit from a close association with our customers, who are often among the leading experts in their fields. We maintain a program of regular contact and technical discourse with our customers and our ongoing service contracts strengthen that relationship. In addition to participating in and/or sponsoring many industry conferences and forums around the world, our engineers and executives meet regularly with the SGI User Group, an independent entity whose membership includes elite users of our solutions. This direct interaction between the leading edge of the computing world and SGI has influenced our architectural approach. We consider this close association to be a core part of our ongoing strategy.

•

Market Segment Focus. Leveraging our strengths in scalable high-performance computing, data management and deep domain expertise, we have developed and are continuing to develop solutions that map to customers’ requirements across technical and business applications. We have also aligned our sales and marketing resources to address specific market needs and drive innovation to benefit our target markets.

•

Offerings aligned with Market growth. According to independent market research, the HPC marketplace has seen strong growth over the past few years, and that growth is expected to continue. The highest growth component of the market has been in clustered compute solutions. With new product introductions that began in July 2006 with the Altix XE®, and continuing with the announcement of our latest differentiated product, the Altix ICE®, we now have products well positioned to compete in the growing parts of the market. In addition, the database management software marketplace, another key market focus for SGI, is growing significantly, with the Linux Operating System providing the highest growth within that market. We believe our products and market focus are well-aligned to take advantage of these exciting growth opportunities.

•

Investing in ISV and Reseller Relationships. We depend on strong relationships with a network of software and hardware partners. We maintain and are further investing in a worldwide global developer program for independent software vendors, including porting and benchmarking support, direct interaction with our engineering staff, and sales and marketing engagement. We understand that our success depends on theirs. We also engage in a variety of programs with original equipment manufacturers (“OEM”) and reselling partners, who bring our technologies to a variety of customers not serviced directly by us. Investment in developing reseller channels and in joint marketing with software application partners is important for us, as it supports our ability to deliver more complete, market-driven solutions.

Products

SGI’s server and storage products are developed to enable our customers to overcome the challenges of complex data-intensive workflows, and accelerate breakthrough discoveries, innovation, and information transformation. SGI server systems are primarily based on the Linux operating system and the Intel Itanium 2 and Xeon microprocessor families. We also offer Microsoft Windows Compute Cluster Server (“Microsoft CCS”) on our Altix XE servers, and continue to offer legacy systems based on the IRIX® operating systems and MIPS® RISC microprocessors. SGI storage products are based on best-of-breed disk systems and are designed to satisfy customers’ performance and capacity needs through a range of Fibre Channel, Serial Attached SCSI (“SAS”), and Serial Advanced Technology

Attachment (“SATA”) technologies. These different technologies provide performance, price/ performance and best-in-class pricing for high density storage. These disk systems and other infrastructure hardware (Fibre Channel Switches, Host Bus Adapters (“HBAs”), etc.) are integrated and tested with differentiated SGI software to form a line of Direct-Attached Storage (“DAS”), Storage Area Network (“SAN”), Network-Attached Storage (“NAS”) and Information Lifecycle Management (“ILM”) products. SGI addresses specific workflow requirements in scientific, technical, analytic and database environments with our comprehensive family of SGI® Altix® and SGI InfiniteStorage® products, utilizing a unified infrastructure that is based on an industry-standard Linux operating system, a comprehensive data management environment, and common development and administrative toolsets.

Altix Servers. SGI offers a range of scalable servers from our entry level SGI® Altix® 400 series through the SGI® Altix® 4000 series of servers and supercomputers. These Altix product families feature Intel Itanium 2 processors, the Linux operating system, and SGI® NUMAflex™. These products are designed to enable customers to configure systems to meet their exact requirements while maintaining flexibility as their needs change over time. Altix 400 series systems combine SGI’s NUMAflex architecture with entry-level pricing and packaging to deliver exceptional value as a scalable solution for small-to-midsize deployments. The Altix 4000 systems are the most scalable systems in the industry, addressing high-end deployments by leveraging the proven NUMAflex approach and the power of up to 1024 Itanium 2 processors running a single operating system. Altix systems can further be expanded via NUMAflex or industry-standard networking interconnects to create supercomputers of 10,240 processors or more that are among the most powerful in the world today.

Altix XE. SGI Altix® XE is a line of value-priced, entry-level servers and integrated cluster solutions that complements the Altix scalable server product lines. Altix XE systems are designed to serve the needs of HPC users by combining the advanced Intel® Dual-Core Xeon® processors with systems focused on superior performance, density and energy efficiency at a low price point. Altix XE clusters combine these systems into clusters using industry-standard interconnects and are delivered in a fully factory integrated and tested cluster solution, backed by SGI’s industry-leading service and support.

Altix ICE. SGI Altix® ICE is an integrated HPC system that fits neatly between the Altix XE and the Altix server product lines. It combines the advanced packaging, power, ease-of-use and integrated system benefits of the Altix with the competitive price and price/performance benefits of the Altix XE. The Altix ICE offers superior performance and energy and space efficiency for cluster workloads at a competitive price point. The blade-based architecture and system management tools address many of the complexity issues inherent in traditional cluster offerings.

InfiniteStorage. Customers across HPC and enterprise markets desire ever increasing performance and ease of management in order to harness the massive amounts of data generated by their servers. SGI InfiniteStorage is a line of scalable, high-performance storage solutions built specifically for data-intensive workflow management, and provides faster cycle times and higher levels of manageability, access, availability and security. Within the InfiniteStorage line, SGI offers a broad range of disk systems, ranging from entry-level disk arrays to complex enterprise-class storage systems, in either direct- or fabric-attached configurations.

InfiniteStorage Direct Attached Storage (“DAS”). SGI InfiniteStorage DAS products offer a complete line of arrays; from cost effective disks, IOP performance oriented arrays based on SAS and Fibre Channel technologies, to streaming high capacity storage arrays based on SATA technology, to tape systems for near-line and long term archival purposes. SGI offers virtualized data management providing seamless access to file data across n-tiers of storage with our Data Migration Facility (“DMF”) offering. This allows for true ILM by migrating files transparently between different storage types from high-performance arrays, to high density storage, and even to tape systems, all based on a customer’s needs.

InfiniteStorage Storage Area Network (“SAN”). SGI InfiniteStorage SAN products offer shared access to high-performance SAN-based storage supporting heterogeneous clients including Linux, Windows and many UNIX variants. These products integrate our CXFS™ shared file system with disk arrays and industry-standard SAN infrastructure to offer the performance of direct-attached storage with the consolidation/aggregation benefits of a traditional SAN and heterogeneous access benefits of network-attached storage products. In addition, with CXFS™, SGI InfiniteStorage SAN products allow customers to retain only one copy of the data while enabling shared access, thereby reducing data proliferation, inefficient use of storage and management overhead.

InfiniteStorage Network-Attached Storage (“NAS”). The SGI InfiniteStorage NAS line is a complete line of integrated NAS “appliances” from entry-point configurations for workgroup and departmental file serving, to scalable high-performance NAS systems capable of serving large HPC systems and clusters. InfiniteStorage NAS integrates file management with a “single pane” allowing system administrators to deploy their NAS systems in minutes. The InfiniteStorage NAS products’ intuitive Graphical User Interface (“GUI”) enables users to view utilization and track performance bottlenecks to a specific client’s machine.

Global Services

The quality and reliability of our products and our understanding of our customers’ technical and business challenges are critical to our success and a key element of the value we deliver. Our service portfolio offers system solution engineering services, professional and managed services, and traditional customer support and education. We offer our customers service solutions tailored to meet their business objectives and designed to maximize the return on their technology investment. We provide customer support services online, through SGI global support centers, and through authorized local service providers in countries where we do not have a local office. SGI’s support offerings include both hardware and software support and range from on-site and mission critical support to same-day and next-day support with response times based on the needs of the customer.

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

Managed Services. SGI Managed Services include a broad range of product-focused services to maximize system performance and accelerate productivity. Services include hardware installation, system deployment, implementation, and on-site and remote system management. Specific implementation services include system administration, installation and system configuration, SAN and CXFS implementation, File Server implementation and High-Availability Software implementation.

Professional Services. SGI Professional Services is a total solution provider operating worldwide. We design solutions to help our customers achieve their technology and business goals and overcome their greatest challenges. Our teams of solution architects, project managers, and technical engineers deliver comprehensive solutions as well as specific services that address the solution's life cycle from initial problem assessment to solution architecture, deployment, and integration through follow-on support and service. We deliver solutions focused around HPC, storage and media solutions. Our Professional Services group maps solutions to the customer’s workflow utilizing our technology portfolio, which includes servers, storage, interconnect software, and consulting. We have expertise in a broad range of industries enabling us to address all aspects of typical solutions deployment.

Marketing, Sales, and Distribution

SGI sells system products and solutions through both a direct sales force and indirect channel partners. SGI is engaged in a multi-year program to recruit and develop a stronger reseller channel in order to reach a greater number of customers and introduce our products to new markets. The SGI direct sales and support organization operates throughout the United States and in most significant international markets. We have channel partners in almost all the countries in which we have a presence; in other countries, we work through SGI authorized distributors.

Our indirect channel partners include service providers, systems integrators, value-added resellers, master resellers, and OEMs.

We maintain active programs to encourage independent software development for our systems. Through our Global Developer Program, we provide hardware, software, service, and marketing support benefits to attract and retain software developers and enable these developers to deliver high quality software on both our Linux and IRIX platforms.

Our Solutions Finance organization works with customers to arrange financing options through lease transactions and assists in the remarketing of off-lease systems.

No single end-user customer accounted for 10% or more of our revenues in any of the last three fiscal years. While our sales to the U.S. government sector have represented substantially more than 10% of our revenues in each of the last three fiscal years, these sales are made to and through numerous government agencies and to integrators and resellers that work with those agencies. Information regarding revenue and operating profit by reportable segments and revenue from external customers by geographic region is presented in Note 21 to the consolidated financial statements included in Part II, Item 7 of this Report and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 8 of this Report.

Research and Development

We concentrate our research and development efforts on products and technologies that we believe hold the highest potential, including global shared memory system architectures, space and power-efficient integrated system implementations, the Linux software environment and storage software to streamline access, and use and management of ever-increasing stores of data. We seek to maximize our use of industry-standard components, such as the Intel Itanium and Xeon families of microprocessors and the Linux operating system for all other aspects of our products and technologies.

During fiscal 2007, 2006, and 2005, we spent approximately $60 million, $84 million, and $93 million, respectively, on research and development, representing approximately 13% of total revenue in fiscal 2007, 16% in fiscal 2006, and 13% in fiscal 2005. We are committed to continuing innovation and differentiation, and as a result will most likely continue to make research and development investments consistent with historical levels. However, as total revenue has declined over the last several fiscal years, the absolute dollar level of our investment in research and development has also declined.

Manufacturing

Our single point of manufacture and fulfillment is located in Chippewa Falls, Wisconsin. Our manufacturing operations primarily involve the assembly and test of high level subassemblies and subsystems, configured specifically to customer requirements. All finished products are subject to appropriate environmental and functional testing prior to shipment. We regularly evaluate the allocation of manufacturing activities among our own operations and those of suppliers and subcontractors.

We work closely with key suppliers on product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These purchase commitments typically cover our requirements for periods ranging from 30 to 180 days.

Competition

Our focus on and deep domain expertise in HPC provides advantages in being able to develop solutions specifically for these users. However, our competitors such as IBM, Hewlett-Packard, Sun Microsystems and Dell are generally far larger companies with much greater resources. We also compete with systems manufacturers and resellers of systems based on X86 class microprocessors. Because a computer system is a substantial investment requiring multi-year support, our smaller size can have a significant competitive impact. In some instances, the diversified business of our competitors can support very deep discounting to gain market share in the HPC business. We believe growth in the Linux-based systems market may also attract increased competition.

The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent product introductions, short product life cycles and steadily improving price/performance ratio. Customers make buying decisions based on many factors; including solution completeness, product features, price/performance, total cost of ownership, product quality and reliability, ease of use, capabilities of the system software, availability of third party applications, software, customer support, product availability, existing compute infrastructure, and corporate reputation. Significant discounting from list prices is prevalent in the industry.

Proprietary Rights and Licenses

We currently have issued and have pending more than 750 U.S. patents, and we intend to continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks. Although we believe the ownership of patents, copyrights, trademarks, and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our personnel to differentiate our products and services within the marketplace.

As is customary in our industry, we license from third parties a wide range of software, including the LINUX, Microsoft CCS and UNIX operating systems, for internal use and use by our customers.

Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. We are in discussions with several parties regarding the potential use of our patents, which may result in licensing fees, royalties or a one-time settlement. If negotiations are not successful, we may need to litigate. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property disputes both as plaintiff and defendant. We are in discussions with several parties whom we believe have infringed upon our patents, and we expect that we will engage in patent infringement litigation from time to time. See “Risk Factors”.

Seasonality and Backlog

We do not consider our business to be highly seasonal, although in two of the past three years revenues in our second fiscal quarter ending in December have been higher than other quarters in our fiscal year, reflecting in part the buying patterns of calendar year-end customers. Past performance should not be considered a reliable indicator of our future revenues or financial performance.

Our backlog is calculated in accordance with our internal performance measurements, or non-GAAP financial measures, and at June 29, 2007 it was $66 million, down from $127 million at June 30, 2006. The significant decrease in backlog year-over-year is primarily attributable to the completion of two large multi-year transactions during fiscal year 2007. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. In addition, our backlog does not reflect portions of longer delivery-cycle contracts we have been awarded, but which will not be delivered in the next nine months. Although the backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, many orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. As a result, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

Certain of our products and operations are regulated under various laws in the U.S., Europe and other parts of the world relating to the environment, including laws and regulations that can limit the use of certain substances in our products or require us to recycle our products when they become waste. It is our policy to ensure that our operations and products comply with environmental laws at all times. We track regulatory developments that may impact our business and devote resources toward developing strategies for compliance with new requirements as they are enacted.

We may face significant costs and liabilities in connection with product take-back legislation, such as the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”), which makes producers of electrical and electronic equipment, including computers, responsible for the collection, recycling, treatment and disposal of past and future covered products. Legislation similar to Restriction of Hazardous Substances (“RoHS”) and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. These and other environmental laws may become stricter over time and require us to incur substantial compliance costs. RoHS and WEEE are implemented by individual countries in the European Union and each jurisdiction implements, interprets or enforces RoHS and WEEE somewhat differently. Our failure to comply with WEEE and RoHS, contractual obligations relating to WEEE and RoHS or other environmental laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.

Employees

As of June 29, 2007 we had 1,588 employees compared with 1,752 at June 30, 2006. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers' councils where required by the European Union or other applicable laws.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Those entities emerged from bankruptcy protection on October 17, 2006. For further information regarding these petitions, see Note 1 to the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Report.

During the bankruptcy proceedings, we continued to operate our business without interruption as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules.

In the latter part of fiscal 2006 and through the first half of fiscal 2007, we allocated a substantial amount of resources to bankruptcy restructuring, which included resolving claims disputes and contingencies, determining enterprise value and capital structure, negotiating a Plan of Reorganization with key creditor constituents and evaluating the impact of and implementing fresh-start accounting. On September 19, 2006, the Court entered its Confirmation Order confirming the Reorganization Plan and we emerged from Chapter 11 on October 17, 2006 (“Emergence Date”). Under the Plan, all of the Predecessor Company’s existing common stock, stock options and restricted stock awards were cancelled upon emergence and the equity holders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from Chapter 11 on the Emergence Date resulted in a new reporting entity and new shares of common stock in the Successor Company were issued to the bondholders of the Predecessor Company. These shares began trading on the NASDAQ Global Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities were adjusted to fair value at that date, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements were recognized under fresh-start accounting. The consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations as of and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting has had and will continue to have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business. While all amounts reflected in this Report are reported in accordance with accounting principles generally accepted in the United States, we explain our results of operations excluding the impact of fresh-start accounting in this report and in our other public disclosures of our results of operations and financial condition in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance.

Corporate Data

We were originally incorporated as a California corporation in November 1981, and reincorporated as a Delaware corporation in January 1990. Our website address is www.sgi.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations page of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Human Resources Committee and Corporate Governance and

Nominating Committee of our Board of Directors are also posted on our website at www.sgi.com/company_info/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics, Inc., 1140 E. Arques Avenue, Sunnyvale, CA. 94085.

Trademarks Used in the Form 10-K

Silicon Graphics, SGI, SGI logo, Silicon Graphics Octane, Silicon Graphics Onyx, SGI Origin, Silicon Graphics Tezro, Silicon Graphics Fuel, FailSafe, IRIX, NUMAflex and SGI Altix are registered trademarks, and CXFS and Silicon Graphics Prism are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of August 31, 2007 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert H. Ewald	59	Chief Executive Officer	2007
Kathy Lanterman	47	Senior Vice President and Chief Financial Officer	2002
Dave Parry	44	Senior Vice President and Product General Manager	2006
Barry Weinert	53	Vice President, General Counsel and Corporate Secretary	2006
David Barr	42	Vice President, Chief Accounting Officer and Corporate Controller	2007

There are no family relationships among any directors, nominees for director, or executive officers of SGI.

Mr. Ewald was named Chief Executive Officer and appointed as a member of the board in April 2007. From June 2005 to April 2007, Mr. Ewald served as the Chairman and Chief Executive Officer of Linux Networx, a Linux based networking company from July 2002 to January 2005. Mr. Ewald served as the Executive Vice President and the President of Human Resource Solutions of Ceridian Corporation from July 2003 to January 2005. He also served as a director of Ceridian Corporation from March 2001 to January 2005. Prior to that and since October 2002, Mr. Ewald was the Chairman and Chief Executive Officer of Scale Eight, Inc., a high-performance network clustered storage company. From September 2001 to October 2002, he served as the Executive Chairman of Learn2 Corporation. From March 1999 to September 2001, he served as the President and Chief Executive Officer of E-Stamp Corporation, an internet postage company. From October 1997 to July 1998, Mr. Ewald was the Executive Vice President and Chief Operating Officer of Silicon Graphics, Inc.

Ms. Lanterman became our Senior Vice President and Chief Financial Officer in February 2006. From April 2002 through February 2006, she served as Vice President, Corporate Controller, and joined SGI in July 2001 as Assistant Controller. Prior to joining SGI Ms. Lanterman was a consultant to SGI and other companies, working on projects including the implementation of our global Enterprise Resource Planning system.

Mr. Parry became our Senior Vice President and Product General Manager in March 2006 and is responsible for all engineering, business management and marketing for our products. He served as Senior Vice President and General Manager, Server and Platform Group from March 2003 to February 2006, and Senior Vice President of Engineering, High-Performance Systems Development from May 2001 to February 2003. He held a variety of positions in engineering and engineering management at SGI from 1992 to May 2001 and at MIPS Computer Systems from January 1989 until our acquisition of MIPS in June 1993.

Mr. Weinert became our Vice President and General Counsel in January 2006. He joined SGI in May 1995 as Commercial Counsel and served as the Associate General Counsel from March 2001 until January 2006.

Mr. Barr joined the company in January 2007 as Vice President and Corporate Controller. On March 19, 2007, the board of directors of Silicon Graphics, Inc. (the "Company") appointed Mr. Barr as the Chief Accounting Officer and Corporate Controller of the Company. Prior to joining the Company and since June 2005, Mr. Barr served as the Vice President, Chief Financial Officer of TYBRIN Corporation. From January 2004 to December 2004, Mr. Barr was a Senior Consultant with Browne & Associates. Prior to that Mr. Barr was a Director with PricewaterhouseCoopers from June 2000 to January 2003.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.

Our success is dependent on continued revenue growth from newer product families. SGI has a strong history of introducing new products to our Altix family of servers and superclusters. In fiscal 2007 we introduced the Altix XE family of cluster products, as well as Altix ICE, the first HPC engineered cluster product. We have momentum in the cluster market, which we need to sustain to generate revenue and support our growth objectives, while continuing to achieve revenue objectives for Altix servers. We must also diversify our product mix to appeal to a broader customer base, increase revenue, and better manage our gross margin. Risks associated with all these products include dependence on Intel in terms of price, supply, dependability, performance, product roadmaps and timely access to design specifications, and continued support for and development of the Itanium 2 and Intel Xeon processor families; the availability of Linux applications optimized for the 64-bit Itanium platform and our scalable systems architecture; acceptance of the Linux operating system in demanding environments; and competition from other suppliers of Intel-based servers, including clusters of low-end servers. Cluster products are an important competitive factor in the high performance server market. Future revenue growth from our cluster products and a more diversified product mix is important because revenues from our traditional MIPS and IRIX products and maintenance business are expected to continue to decline. Our ability to achieve future revenue and growth objectives will depend significantly on the diversity and market success of our cluster products.

We experience fluctuations in our cash consumption for a variety of reasons, which could adversely affect our availability of cash. The Predecessor Company incurred net losses and negative cash flows from operations resulting from year over year declines in revenue during each of the past several fiscal years. We experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments to the beginning of the following quarter. We also continue to focus on expense controls, revenue growth and improvements in margins and operating efficiencies. It is essential to our operating plans for fiscal 2008 that we maintain control over costs, complete acceptance on key customer obligations and meet our financing arrangement obligations. Even if we are able to implement these various initiatives, they ultimately may not be successful.

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

We may not achieve our operating goals and, as a result, may not be in compliance with debt covenants. As of June 29, 2007, we had a financing facility that provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. Under the terms of this facility, we are required to comply with certain covenants. In fiscal year 2007, we have been in compliance with these covenants. However, there can be no assurance that we will be able to remain in compliance in the future. In the event that we default under the financing agreement, it could be terminated and there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the financing or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, we may be required to reduce planned capital expenditures, sell additional assets or seek other sources of capital. We can provide no assurance that such actions will be sufficient to cover any cash shortfalls. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry.

On September 11, 2007, the lenders under our $85 million term loan facility, including Quadrangle Master Funding Ltd and Watershed Technology Holdings, LLC, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of General Electric Capital Corporation (“GE”) under the Senior Secured Credit Agreement (the “Agreement”), and substituted themselves as the lenders under the $30 million line of credit provided in the Agreement. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc. The Second Amendment reduces the total revolver capacity to $20 million, for a total borrowing capacity of $105 million when combined with the $85 million term loan provided under the Agreement. See Note 27 in Notes to Consolidated Financial Statements included elsewhere in this report for additional information.

Our financial results have been and will continue to be affected by the adoption of fresh-start accounting and do not reflect historical trends. Our emergence from Chapter 11 proceedings on the Emergence Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position (“SOP”) 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized under fresh-start accounting. Accordingly, our financial condition and results of operations from and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company and a reader may not understand the actual trends in our business due to the impact of fresh-start accounting. For further information about fresh-start accounting, see Note 4, “Fresh-Start Reporting”, in Part II, Item 8.

Our product strategy and business would be adversely affected by any delay, discontinuance or decreased competitiveness of the microprocessors we use. Our core products are based on system architectures that have been developed by working closely with partners for optimization on our products. Our product strategy and business depend on the continued availability, reliability and competitiveness of the microprocessors that we use and would be adversely affected by any further delays and/or discontinuance of these processor families. In addition, we may incur penalties under long-term contracts that require the delivery of future products. It is also important to our competitive position that our chosen microprocessors be competitive in quality and performance as well as price. Microprocessor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Although we have taken steps with the introduction of new products to mitigate our dependence on a single microprocessor, the transition will take some time, and the migration may be expensive and time consuming.

We depend on the continued availability and consistent cost of commodity components. Our strategy of developing system products based on industry-standard technologies has increased our technical dependence on Intel and other key suppliers. It is therefore important that we receive appropriate development cooperation from our suppliers, and that the products from these suppliers continue to evolve in ways that support the differentiation that we seek to bring to our products. Also, any delay or interruption in the supply of components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenue. Any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. In addition, our key suppliers could enter into exclusive agreements with, or acquire or be acquired by, one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

Our dependence on sole source suppliers may prevent us from delivering an acceptable product on a timely basis. We rely on both single source and sole source suppliers for many of the components we use in our products. For example, we currently utilize microprocessors from a sole source supplier in our SGI Altix family of servers and superclusters and have designed our system architecture to optimize performance using their processors. If we were to utilize an alternative microprocessor, the transition would require an alternative design, which would be costly and cause significant delays in the development of future products, adversely affecting our business and operating results. Our business is also dependent on our ability to anticipate customer demand, our needs for components and products and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and distribution schedules. Our business could be adversely affected, for example, if we fail to accurately predict customer demand, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain that interferes with our ability to manufacture our products or manage our inventory levels. Risks also include limited bargaining flexibility, the possibility of charges for excess and obsolete inventory and risks involved with end-of-life buys from single source and sole source suppliers, especially for custom materials. This material is planned to cover market demand through fiscal 2009. We are currently focused on maximizing our working capital by working closely with our suppliers and tightly managing our overall supply chain.

We must attract, retain, and motivate employees and our failure to do so could harm our operations and strategies. Our employees are vital to our success. We must retain and motivate our current core of experienced employees and keep them focused on our strategies and goals. Our employees are difficult to replace due to their expertise and intense competition for experienced employees in our industry. In addition, we must recruit employees with new skills to execute new strategy initiatives. Failure to retain our employees could lead to increased recruiting and training expenses and a decrease in productivity. Failure to attract new employees could lead to delay in executing new business strategies.

We are operating under new leadership that may cause strategic and operational changes in our business. On April 9, 2007, we named Mr. Ewald our new Chief Executive Officer. Various other members of our management team and other key employees have also recently joined the Company. While these leadership changes are designed to enable us to return to growth and profitability, there can also be no assurance that any such changes will achieve the desired results in the required timeframe or favorably affect our financial conditions and results.

We must maintain strong financial controls in an increasingly complex operating environment. Maintaining the financial controls of the Company has become increasingly complex due to the constant evolution in accounting principles and changes to disclosure laws. Our business has also become more complicated with the implementation of fresh-start accounting, and implementing and monitoring the appropriate controls is more complicated. While the Company has a strong control environment, managing these factors in a cost effective manner can be challenging. In view of this, we have identified an isolated situation that is a material control weakness. Specifically the Company did not have an adequate process in place to account for income taxes related to fresh-start accounting. While this could decrease investor and business confidence in the Company, we are implementing changes to respond to this matter on an immediate and long-term basis.

A small number of stockholders beneficially own a substantial amount of our common stock. A significant portion of our outstanding common stock is held by a small number of institutions. Due to the relatively low trading volume in our stock, a decision by any of these institutional investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price. For example, conflicts of interests may arise in the future with our institutional investors who may acquire and hold interests in businesses that compete directly or indirectly with us. As a result, the institutional investor might sell our stock, causing volatility in the stock price.

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

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries. In October 2006 we completed a bankruptcy reorganization that may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations. The publicity surrounding our bankruptcy reorganization might also adversely affect the businesses of our non-debtor subsidiaries. Because our business is closely related to the businesses of all of our subsidiaries, any downturn in the business of our subsidiaries could also affect our prospects. It remains uncertain whether our recently completed bankruptcy reorganization and the associated risks will adversely affect the businesses of any of our subsidiaries in the future.

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

The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new computer systems requires close collaboration and continued technological advancement involving multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components, such as semiconductors, and outsource manufacturing partners. The failure of any one of these elements could cause our products under development to fail to meet specifications or to miss the aggressive timetables that we establish. Development or acceptance of our new systems may be affected by delays in this process. In addition, from time to time we receive co-funding for certain development efforts and reduction or elimination of such funding could adversely affect the development and introduction of new systems.

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

In addition, our growing visibility as a supplier of Linux-based systems and as a participant in the open source software community increases our risk of becoming involved in the intellectual property disputes concerning these subjects, such as the current widely reported litigations between SCO Group on the one hand and IBM and Red Hat on the other. The Predecessor Company received a notice from SCO Group purporting to terminate, as of October 14, 2003, our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. SCO Group failed to assert a claim in our bankruptcy case and any pre-petition liability, if any existed, was discharged upon our emergence from bankruptcy.

The Predecessor Company received a notice from LG Electronics, Inc. (“LGE”) asserting that the Predecessor Company infringed certain LGE patents. During the bankruptcy proceeding, the parties entered into a stipulation wherein LGE agreed to withdraw the pending motion, agreed not to file any objection to confirmation of the Debtors' Plan of Reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Company. We agreed that LGE would receive a distribution of $375,000 from the General Unsecured Creditors Claim pool established as part of the Company’s Plan of Reorganization.

On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents. On May 31, 2007, the Company and LGE stipulated to a dismissal of all claims pending in the September 28, 2006 complaint. The action was dismissed without prejudice and defendant waived all damages that accrued or have accrued since May 8, 2006 with respect to the patents, up to the date that any complaint regarding the patents is refiled. Also, LGE must give counsel of record 30 days’ notice prior to pursuing any claims based on the patents in dispute, and the Company shall have 30 days to refile its claims for declaratory relief. Damages for any alleged infringement of the patents identified in the complaint begin to accrue from the date any complaint with respect to the patents is filed by either party.

We may not be able to utilize a significant portion of our net operating loss and credit carry forwards. Prior to our emergence from Chapter 11, the Predecessor Company had over $1 billion in U.S. net operating loss (“NOL”) carry-forwards due to prior period losses. Most of these NOL carry-forwards were incurred prior to our Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carry forwards of a loss corporation are limited if during a testing period (usually three years) there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, we exchanged some of our debt for common stock. This exchange resulted in more than a 50% cumulative shift in our stock ownership. However section 382(l)(5)(A) of the Internal Revenue Code (the Code) provides an exception to the above described limitation if the shift in ownership was as a result of bankruptcy filing under Chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of this exception will lose its entire pre-bankruptcy NOL’s if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. The Code also provides in section 382(l)(5)(H) that a taxpayer who ordinarily would qualify for this exception may elect out and become subject to the section 382 limitation. We are currently in the process of evaluating the benefit of electing out of this exception. The Code requires that the election to forego the benefit of this exception be made with a timely filed tax return (including extensions) for the year in which the shift in ownership occurred. If we elect to forego the benefit of section 382(l)(5)(A), our ability to utilize our NOL’s in future years may be limited. As a result, if in any given future fiscal period our taxable profits are in excess of the restricted losses available for offset, this limitation would reduce our after tax income, thereby negatively affecting our cash balances and liquidity.

We operate in a highly competitive industry. The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. Most of our competitors have substantially greater technical, marketing and financial resources. They also generally have a larger installed base of customers and a wider range of available applications software. In addition, a significant percentage of the high-performance computing market is now dominated by cluster computing solutions, and more vendors are competing for this growing share of the market. Also, as our Linux-based systems business grows, the number of our competitors may grow commensurate with the increased market opportunity. Competition may result in significant discounting and lower gross margins.

We are subject to the risks of international operations. We generate a significant portion of our revenue outside the United States, and as a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business have caused and may continue to cause damage or disruption to commerce by creating economic and political uncertainties. Such events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our costs of operations, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to: changes in a country’s economic and labor conditions; currency fluctuations; compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad; changes in tax laws; changes in the regulatory or legal environment; fluctuations in transportation costs; natural and medical disasters; and trade protection measures.

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

We may face significant costs and liabilities in connection with product take-back legislation, such as the European Union Directive on WEEE, which makes producers of electrical and electronic equipment, including computers, responsible for the collection, recycling, treatment and disposal of past and future covered products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. These and other environmental laws may become stricter over time and require us to incur substantial compliance costs. RoHS and WEEE are being implemented by individual countries in the European Union and it is likely that each jurisdiction will implement, interpret or enforce RoHS and WEEE somewhat differently. In addition, final guidance from individual jurisdictions may impose different or additional responsibilities on us. Our failure to comply with WEEE and RoHS, contractual obligations relating to WEEE and RoHS or other environmental laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease sales, service, research and development and administrative offices worldwide and have our principal facilities in California, Wisconsin, Minnesota, and Maryland, United States and in Reading, United Kingdom. At June 29, 2007, our worldwide facilities represented aggregate floor space of approximately 867,000 square feet, of which 778,000 square feet is used in our operations. Approximately 89,000 square feet is currently vacant. We have two reportable segments, Products and Global Services. Because of the relationship between these segments, substantially all of our properties are used at least in part by both of these segments and we have the flexibility to use each of the properties in whole or in part for each of the segments.

Information about our leased and owned facilities at June 29, 2007 is as follows:

	Square Feet		Lease Terms End	Square Feet Not Used in Operations	Primary Uses
	Leased	Owned
Sunnyvale and Mountain View, California	172,000	—	2011	—	Research and development, sales, administration
Chippewa Falls, Wisconsin	88,000	303,000	2008	34,000	Manufacturing, service, research and development
Eagan, Minnesota	85,000	—	2010	23,000	Research and development, sales, administration
Reading, United Kingdom	20,000	—	2009	—	Research and development, sales, service, administration
Silver Springs, Maryland	18,000	—	2009	—	Research and development, sales, administration
Other international	157,000	—	—	32,000	Sales
Other domestic	24,000	—	—		Sales

	564,000	303,000		89,000

Our leased facilities in Sunnyvale, California include our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 25 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information, Dividend Policy and Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol SGIC. On August 31, 2007, we had 11,250,000 shares of common stock outstanding that were held by eleven holders of record. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends to common stockholders in the foreseeable future.

From November 7, 2005 through emergence from bankruptcy protection on October 17, 2006, the Predecessor Company common stock was quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the ticker symbol SGI and Pink Sheets Electronic Quotation Service under the ticker symbol SGID.PK. Prior to November 7, 2005, the Predecessor Company common stock was listed under, and traded on, the New York Stock Exchange or NYSE, under the trading symbol SGI. Upon our emergence from bankruptcy protection, all Predecessor Company common stock, stock options and restricted stock awards were canceled.

The following table sets forth the high and low sales price for the periods indicated for the Successor Company common stock as reported on the NASDAQ Global Market for a portion of the second quarter and the third and fourth quarters of fiscal 2007.

Successor Company

	Fiscal 2007
	Low		High		Close
First Quarter	$	N/A	$	N/A	$	N/A
Second Quarter		$17.50		$20.76		$20.00
Third Quarter		$19.28		$30.59		$30.14
Fourth Quarter		$25.26		$30.66		$26.54

The following table sets forth (1) the high and low sales price for the periods indicated for the Predecessor Company common stock as reported on the NYSE for the first quarter and a portion of the second quarter of fiscal 2006, and (2) the high and low bid quotation for the period indicated for the Predecessor Company common stock as reported on the OTCBB and Pink Sheets for the first quarter and a portion of the second quarter of fiscal 2007 and a portion of the second quarter and the third and fourth quarters of fiscal 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Predecessor Company

	Fiscal 2007						Fiscal 2006
	Low		High		Close		Low	High	Close
First Quarter		$0.01		$0.07		$0.02	$0.56	$0.97	$0.78
Second Quarter	$	N/A	$	N/A	$	N/A	$0.35	$0.77	$0.35
Third Quarter	$	N/A	$	N/A	$	N/A	$0.32	$0.49	$0.44
Fourth Quarter	$	N/A	$	N/A	$	N/A	$0.04	$0.44	$0.05

Recent Sales of Unregistered Securities

Other than the shares issued pursuant to the Plan of Reorganization, there were no unregistered sales of equity securities during fiscal 2007.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC and is not incorporated by reference into any filing of Silicon Graphics, Inc. under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows the total return of an investment of $100 in cash on October 23, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through June 29, 2007 for (a) our common stock, (b) the S&P 500 Index and (c) the S&P Computer Hardware Index. All values assume reinvestment of the full amount of all dividends.

Research Data Group

	10/23/06	10/06	11/06	12/06	1/07	2/07	3/07	4/07	5/07	6/07
Silicon Graphics, Inc.	100.00	97.44	92.05	102.56	139.74	146.15	154.56	144.96	148.72	137.10
S&P 500	100.00	103.26	105.22	106.70	108.31	106.19	107.38	112.14	116.05	114.12
S&P Computer Hardware	100.00	108.24	113.05	113.63	117.11	110.09	113.36	120.36	131.21	131.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on September 29, 2006. References to “Predecessor Company” refer to Silicon Graphics, Inc. prior to September 29, 2006. References to “Successor Company” refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the combined three months ended September 29, 2006 and the nine months ended June 29, 2007 (fiscal 2007) have been compared to the twelve months ended June 30, 2006 as included in our consolidated statements of operations (which are contained in Part II, Item 8 of this Report). In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance.

The following selected financial information has been derived from our audited consolidated financial statements (except statistical data). The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7 of this Report, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related footnotes included in Part II, Item 8 of this Report in order to fully understand factors that may affect the comparability of the information presented below. Results of continuing operations for all years presented in this Report exclude the operating results of our Alias application software business which is classified as discontinued operations (see Note 9 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report) (in thousands, except per share amounts and employee data):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003
Statement of Operations:
Total revenue	$341,064	$121,805	$518,805	$729,965	$842,002	$896,605
Costs and expenses:
Cost of revenue	253,808	74,975	320,433	465,076	492,845	563,480
Research and development	44,040	16,007	83,677	92,705	108,763	157,924
Selling, general, and administrative	125,320	42,359	211,731	244,568	257,742	282,359
Impairment of Goodwill	—	—	8,386	—	—	—
Other operating expense (1)	3,601	3,926	21,155	24,083	47,825	30,046

Operating loss	(85,705)	(15,462)	(126,577)	(96,467)	(65,173)	(137,204)
Interest and other income (expense), net (2)	(9,234)	3,703	(15,437)	12,721	(44,600)	(24,664)

Loss from continuing operations before reorganization items and income taxes	(94,939)	$(11,759)	$(142,014)	$(83,746)	$(109,773)	$(161,868)

Net (loss) income from continuing operations	(103,642)	$326,256	$(146,194)	$(75,732)	$(100,246)	$(135,203)

Net (loss) income	$(103,642)	$326,256	$(146,194)	$(76,008)	$(45,770)	$(129,704)

Net (loss) income per share from continuing operations:
Basic	$(9.32)	$1.20	$(0.54)	$(0.29)	$(0.44)	$(0.67)
Diluted	$(9.32)	$0.77	$(0.54)	$(0.29)	$(0.44)	$(0.67)
Net (loss) income per share—basic and diluted:
Basic	$(9.32)	$1.20	$(0.54)	$(0.29)	(0.20)	(0.64)
Diluted	$(9.32)	$0.77	$(0.54)	$(0.29)	(0.20)	(0.64)
Shares used in the calculation of net loss per share:
Basic	11,125	271,563	269,367	263,430	227,837	201,424
Diluted	11,125	423,875	269,367	263,430	227,837	201,424

	Successor Company	Predecessor Company
	June 29, 2007	Sept. 29, 2006	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003
Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$70,110	$53,546	$54,876	$64,286	$156,865	$136,468
Restricted investments	7,065	50,232	48,498	40,170	24,494	36,728
Total assets	409,058	362,659	380,058	452,145	569,924	649,854
Long-term debt and other	141,732	70,409	73,616	375,852	372,048	400,124
Stockholders' equity (deficit)	84,459	(346,977)	(330,454)	(191,188)	(122,678)	(164,891)
Liabilities subject to compromise (3)	—	—	320,230	—	—	—
Statistical Data:
Number of employees	1,588	1,605	1,752	2,423	2,655	3,714

(1)	Successor Company amount for the nine months period ended June 29, 2007, represents $0.4 million of severance and related charges, $1.1 million of facilities-related restructuring expenses and $2 million of bankruptcy-related charges. Predecessor Company amount for the three months period ended September 29, 2006, represents $4 million of severance-related charges. Fiscal 2006 amount represents net restructuring charges ($10 million) and asset impairment charges ($11 million). Fiscal 2005 amount represents net restructuring charges. Fiscal 2004 amounts include net restructuring charges ($45 million) and asset impairment charges ($3 million). Fiscal 2003 amounts include net restructuring charges ($26 million) and asset impairment charges ($4 million).

(2)	Successor Company amount for the nine months period ended June 29, 2007, includes net interest expense of $9 million. Predecessor Company amount for the three months period ended September 29, 2006, includes a pre-tax gain of approximately $10 million on the sales of portion of the investment in SGI Japan and net interest expenses of $8 million. Fiscal 2006 amounts include net interest expense of $16 million. Fiscal 2005 amounts include a gain of $21 million on the sale of a portion of our equity investment in SGI Japan, Ltd. (“SGI Japan”). Fiscal 2004 amounts include a $31 million non-cash loss resulting from the extinguishment of the exchanged 5.25% Senior Convertible Notes due in 2004. Fiscal 2003 amounts include net interest expense of $23 million and a $3 million other than temporary decline in the value of an investment.

(3)	As a result of our Chapter 11 filing, our debt obligations and certain other liabilities existing at May 8, 2006, were classified as liabilities subject to compromise on our balance sheet at June 30, 2006. These obligations were extinguished as of the Emergence Date. For further information, see Note 4 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of products, services, and solutions for use in HPC and data management. We sell solutions based on a complete range of scalable servers and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems providing them with strategic and competitive advantages. Our products are also among the best in the industry in energy efficiency. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” through data-mining, our solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education. Our solutions, products and services are used in a range of markets including defense and intelligence, sciences, engineering analysis, digital content management and both commercial and government enterprise.

Business Strategy

The following overview describes key elements of our business strategy and our results achieved during fiscal 2007:

Leadership in High-Performance Computing. During the past several years, we have transitioned our focus from our legacy systems based on our MIPS processors and IRIX operating system to our core systems based on industry-standard processors and the Linux operating system. Our goal is to be the leading provider of Linux Compute platforms, and a leading provider of performance data management and analysis solutions. Our revenue growth prospects, and our ability to return to profitability, depend on our ability to grow our Altix Compute and Data Management Solutions revenues at a rate that will more than offset the expected continued decline of our traditional MIPS/IRIX product and maintenance business. See “Risk Factors”.

Maintain Gross Margins to Support R&D and Other Investments. Our strategy is to develop differentiated products that provide our customers with strategic and competitive advantages. However, this requires continued substantial investments in research and development. In addition, maintaining acceptable gross margins will require achieving an overall revenue level adequate to absorb our fixed costs, striking the appropriate balance between large lower margin transactions and our more normal sales transactions, and working with suppliers to continue to structure favorable component pricing. It also involves augmenting our hardware sales with revenues from software and services, which generally carry higher gross margins.

Targeting our Product Portfolio on New Business Opportunities. SGI has traditionally focused in technical and scientific computing. We are expanding into targeted areas of the enterprise segment that are well served by our high-performance systems, and are expanding our product portfolio to include X86-based products. We concentrate our development efforts in software and hardware differentiators for our computer systems and storage to better capitalize on requirements of the high-performance compute market. In June 2006, SGI introduced a new line of x86-based cluster products, the Altix XE family, to more effectively address the expanding market for cluster computing. In June 2007, we introduced what we believe is the first high-performance engineered cluster, further enabling our customers to meet their hybrid computing demands.

Focus on Expense Management. Over the past few years, we undertook significant restructuring activities targeted at reducing our expense structure to be more in line with our revenues. We benefited during fiscal year 2007 and will continue to benefit from the lower cost structure achieved through these efforts. While we do not have plans for further comprehensive restructuring activities, we will undertake to continuously improve our cost structure wherever possible, in order to ensure we can continue to invest in the sales, marketing and R&D initiatives that will fuel revenue growth.

Leadership Transition

On April 9, 2007, the Board of Directors appointed Mr. Robert “Bo” Ewald as our new Chief Executive Officer. This leadership change marks a shift from our restructuring phase, to a focus on growth and profitability. Mr. Ewald’s arrival is part of our business strategy to achieve sustained improvement and growth in our business and financial performance.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further information regarding these petitions, see Note 2 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

While under bankruptcy protection, we continued to operate our business without interruption as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.

In the latter part of fiscal 2006 and through the first half of fiscal 2007, we allocated a substantial amount of resources to bankruptcy restructuring, which included resolving claims disputes and contingencies, determining enterprise value and capital structure, negotiating a Plan of Reorganization with key creditor constituents and evaluating the impact of and implementing fresh-start accounting. On September 19, 2006, the Court entered its Confirmation Order confirming the Plan and we emerged from bankruptcy protection on October 17, 2006 (“Emergence Date”). Under the Plan, all of the Predecessor Company’s existing common stock, stock options and restricted stock awards were cancelled upon emergence and the equity holders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from bankruptcy protection on the Emergence Date resulted in a new reporting entity and new shares of common stock in the Successor Company were issued to the bondholders of the Predecessor Company. These shares began trading on the NASDAQ Global Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities were adjusted to fair value at that date, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements were recognized, at that date under fresh-start accounting. The consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations as of and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting, will have a significant non-cash impact on our future results of operations, has had and will continue to have no impact on the underlying cash, working capital assumptions or the underlying operation of the business. While all amounts reflected in this Form 10-K are reported in accordance with accounting principles generally accepted in the United States, we explain our results of operations excluding the impact of fresh-start accounting in this report and in our other public disclosures of our results of operations and financial condition in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance.

Fresh-Start Accounting Adjustments. As more fully described in Note 4 in Notes to the Consolidated Financial Statements included in this Report, as a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with SFAS No. 141 as of September 29, 2007, Business Combinations (“SFAS 141”). The fresh-start accounting adjustments that had the most significant impact on our financial results for the fiscal year ended June 29, 2007 and will continue to affect our financial results going forward are as follows:

•

Deferred Revenue valuation. Deferred revenue was revalued to actual cost, which will be incurred to service the liability in the future, plus a reasonable margin. Deferred Revenue is a liability that in the normal course of business would be expected to convert to revenue in the future. Customer support deferred revenue and product and professional services deferred revenue were the two primary components of deferred revenue of the Predecessor Company that were significantly reduced by fresh-start accounting and which will have an unfavorable impact on revenue over the next four years. We concluded that effective as of the beginning of fiscal 2006 certain multiple-element sales transactions, where software was more than incidental to the overall solution, should be recorded under Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Thirty-seven million dollars of deferred revenue and $17 million of deferred cost of sales related to our accounting under SOP 97-2 that had previously been deferred was reduced to zero through the fresh-start accounting adjustments and this impact will have an unfavorable impact on both revenue and gross margin in future periods primarily through at least the remainder of fiscal 2008.

•

Inventory valuation. SGI has raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs of goods sold will increase by the magnitude of the valuation adjustment as the revalued inventory is sold and recorded as cost of goods sold. We expect the impact of the inventory valuation write-up to unfavorably impact cost of sales through the second quarter of fiscal 2008. At June 29, 2007, approximately $5 million of the write-up remains to be recognized to cost of sales.

•

Intangibles. As a result of fresh-start accounting, new intangibles assets were established. Other Intangible Assets, net of accumulated amortization, were approximately $71 million as of June 29, 2007, and approximately $87 million as of September 29, 2006. We are required to amortize the value of these intangible assets over varying periods up to 17 years impacting both cost of sales and selling, general and administrative expense.

Results of Operations

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on September 29, 2006. References to “Predecessor Company” refer to Silicon Graphics, Inc. prior to September 29, 2006. References to “Successor Company” refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the combined three months ended September 29, 2006 and the nine months ended June 29, 2007 (fiscal 2007) have been compared to the twelve months ended June 30, 2006 as included in our consolidated statements of operations (which are contained in Part II, Item 8 of this Report). In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following tables and discussion present certain financial information on a comparative basis. (dollars in millions, except per share amounts; amounts may not add due to rounding):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended June 30, 2006	Years ended
			June 30, 2006	June 24, 2005
Total revenue	$341	$122	$519	$730
Cost of revenue	254	75	320	465

Gross profit	87	47	198	265
Gross profit margin	25.6%	38.4%	38.2%	36.3%
Total operating expenses (1)	173	62	325	361

Operating loss	(86)	(15)	(127)	(96)
Interest and other income (expense), net	(9)	4	(15)	13

Loss from continuing operations before reorganization items and income taxes	(95)	$(12)	$(142)	$(84)

Net loss	$(104)	$326	$(146)	$(76)
Net (loss) income per common share:
Basic	$(9.32)	$1.20	$(0.54)	$(0.29)

Diluted	$(9.32)	$0.77	$(0.54)	$(0.29)

(1)	Total fiscal 2006 operating expenses include: (i) charges of approximately $9 million for the acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements and furniture and fixtures associated with two of our buildings at our U.S. corporate headquarters that were vacated in fiscal 2006; (ii) approximately $2 million of operating asset write downs for fixed assets and demonstration units associated with the end of production of existing Silicon Graphics Prism™ and Prism Deskside products and the cancellation of future Prism products; and (iii) approximately $8 million for the impairment of Goodwill. These charges represent increases in net loss per share – basic and diluted of $0.04 in fiscal 2006.

Revenue

The following discussion of revenue is based on the results of our reportable segments, as described in Note 21 to our Consolidated Financial Statements in Part II, Item 8 of this Report. Total revenue is principally derived from two reportable segments, Products and Global Services. We have realigned our Products segment into our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Xeon and Intel Itanium 2 microprocessors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS microprocessors and the IRIX operating system. This change was made in order to align reportable segments with the process by which our chief operating decision maker makes operating decisions and evaluates performance. Prior year amounts have been reclassified to conform to the current year presentation.

Total revenue decreased $56 million or 11% in fiscal 2007 compared with fiscal 2006, and decreased $211 million or 29% in fiscal 2006 compared with fiscal 2005. The overall decline in revenue from fiscal 2006 to fiscal 2007 was due to declines in sales of Global Services and, to a lesser extent, sales of our Legacy Systems. These declines were partially offset by significant increases in sales of Core Systems. The impact from fresh-start accounting resulted in unfavorable revenue adjustments of $20 million to Products and $25 million to Global Services and was a major factor in the decline in revenue for fiscal 2007 compared with fiscal 2006. In conjunction with the completion of our fiscal 2006 audit, we concluded that certain fiscal 2006 multiple-element sales transactions, where software was more than incidental to the overall solution, should have been more appropriately recorded under Statement of Position (“SOP”) 97-2, Software Revenue Recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective as of the beginning of fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. This change resulted in revenue adjustments, primarily to product revenue, of approximately $32 million and also contributed to the decline in revenue for fiscal 2006 compared with fiscal 2005. The decline in revenue from fiscal 2005 to fiscal 2006 was also due to declines in sales across all reportable segments, principally declines in sales of both our Core Systems and Legacy Systems and to a lesser extent in sales of Global Services. We expect that our MIPS/IRIX-based and related maintenance revenues will continue to decline. As discussed in Part I Item 1 of this Report, we will continue to develop and implement our business strategies to improve the profitability of our Core Systems revenues. See “Risk Factors”.

The following table presents total revenue by reportable segment (dollars in millions; numbers may not add due to rounding):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Core Systems	$159	$48	$174	$271
Legacy Systems	37	13	78	165

Total Products	$196	$61	$252	$436
% of total revenue	58%	50%	49%	60%
Global Services	$145	$61	$267	$294
% of total revenue	42%	50%	51%	40%

Products. Revenue from our Products segment increased $5 million or 2% in fiscal 2007 compared with fiscal 2006 and declined $184 million or 42% in fiscal 2006 compared with fiscal 2005.

Revenue from Core Systems in fiscal 2007 increased $33 million or 19% compared with fiscal 2006. The increase is primarily a result of higher volumes across all Core systems product lines and greater large dollar transactions for our Altix servers, offset in part by the unfavorable impact from fresh-start accounting, and decreased volume of our Prism family of visualization systems. Storage solutions revenue increased slightly in fiscal 2007 compared with fiscal 2006, offset in part by an increase in revenue adjustments noted above.

Revenue from Core Systems in fiscal 2006 decreased $97 million or 36% compared with fiscal 2005. The decline is primarily a result of reduced volumes and fewer large dollar transactions for our Altix servers, coupled with a fiscal 2006 change in how we account for certain transactions where software was more than incidental to the overall solution, offset in part by increased volume of our Prism family of visualization systems. Storage solutions revenue declined in fiscal 2006 compared with fiscal 2005 despite an increase in average selling prices, primarily due to reduced sales volumes coupled with the accounting change related to SOP 97-2 noted above.

Revenue from Legacy Systems in fiscal 2007 decreased $28 million or 36% compared with fiscal 2006, principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, also contributed significantly to the revenue decline. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products decreased compared with fiscal 2006 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based workstation and graphics systems.

Revenue from Legacy Systems in fiscal 2006 decreased $87 million or 53% compared with fiscal 2005, principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The continuing long-term decline in the overall UNIX workstation market, an industry-wide trend that we expect will continue as lower-cost personal computers continue to gain market share, also contributed significantly to the revenue decline. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems, and to a lesser extent from the impact of the accounting change related to SOP 97-2 referenced above. Revenue from our remarketed products decreased compared with fiscal 2005 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based server systems.

Global Services. Revenue from our Global Services segment is comprised of hardware and software support, maintenance and professional services. Professional services revenue includes revenue generated from the sale of third party products and SGI consulting and managed services.

Revenue from Global Services in 2007 decreased $61 million or 23% compared with fiscal 2006. The decline was primarily due to the impact from fresh-start accounting resulting in unfavorable revenue adjustments. In addition, our traditional customer support revenue decreased as a result of lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting in fewer contract renewals. To a lesser extent, a decline in revenue generated from professional services contracts also contributed to the overall decline in Global Services revenue.

Revenue from Global Services in 2006 decreased $27 million or 9% compared with fiscal 2005. This decline was largely attributable to the same factors described in the preceding paragraph (except for the impact from fresh-start accounting).

Total revenue by geographic area for fiscal 2007, 2006 and 2005 was as follows (dollars in millions):

	Successor Company		Predecessor Company
Area	Nine Months Ended June 29, 2007		Three Months Ended Sept. 29, 2006		Years Ended
					June 30, 2006		June 24, 2005
Americas	$194	57%	$76	62%	$306	59%	$448	61%
Europe	121	36%	21	17%	131	25%	177	24%
Rest of World	26	7%	25	21%	82	16%	105	15%

Total revenue	$341		$122		$519		$730

The shift in geographic revenue mix in fiscal 2007 compared with fiscal 2006 is primarily a result of one large transaction, accounting for 9% of total revenue in fiscal 2007, to the Leibniz Computing Center (“LRZ”) in Germany. Geographic revenue mix in fiscal 2006 remained relatively unchanged compared with fiscal 2005.

Our backlog is calculated in accordance with our internal performance measurements or non-GAAP financial measures, and at June 29, 2007 our consolidated backlog was $66 million, down from $127 million at June 30, 2006. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months. Backlog decreased within the Core Systems segment, specifically with regard to our Linux-based Altix servers and storage systems due primarily two large deals in Germany included in the backlog at June 30, 2006, that were recognized as revenue in fiscal 2007. Backlog decreased within the Legacy Systems segment, primarily related to our Origin products. Backlog also decreased in professional services. See “Business—Seasonality and Backlog” in Part I, Item 1 of this Report.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts for which a portion of the value is not reflected in our current backlog, since a portion of such orders may be scheduled to ship outside the time provided in our bookings policy. These types of orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

Product and other gross profit margin in fiscal 2007 decreased 9.4 percentage points compared with fiscal 2006. The decline in product and other gross profit margin primarily resulted from the unfavorable impact of fresh-start accounting, which accounted for 8.2 percentage points of the decline. Service gross profit margin in fiscal 2007 decreased 6.5 percentage points compared with fiscal 2006. The decline in service gross profit margins primarily resulted from the unfavorable impact of fresh-start accounting. The unfavorable impact of fresh-start accounting resulted in 6.0 percentage points of this decline.

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

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Research and development	$44	$16	$84	$93
% of total revenue	13%	13%	16%	13%

Selling, general and administrative	$125	$42	$212	$245
% of total revenue	36%	35%	41%	34%

Impairment of Goodwill	—	—	8	—
% of total revenue	—	—	2%	—

Other operating expenses	$4	$4	$21	$24
% of total revenue	1%	3%	4%	3%

Operating Expenses (excluding Other Operating Expenses). Fiscal 2007 operating expenses (excluding other operating expenses) decreased $77 million or 25% compared with fiscal 2006 and decreased as a percentage of total revenue from 59% to 49%. Fiscal 2006 operating expenses (excluding other operating expenses) decreased $34 million or 10% compared with fiscal 2005, but increased as a percentage of total revenue from 47% to 59%. The significant decline in operating expenses (excluding other operating expenses) in both years was primarily attributable to lower headcount resulting from our restructuring activities and employee attrition and the impact of our overall expense control measures aimed at bringing expenses in line with revenue. Included in fiscal 2006 was $13 million in professional advisory fees for outside consulting and legal expenses that occurred prior to our bankruptcy that did not recur in fiscal 2007. In addition, we recorded an $8 million non-cash charge for the impairment of Goodwill in the third quarter of fiscal 2006. The slight reduction in operating expenses was due to our 2007 accounting calendar having 52 weeks compared with 53 weeks in fiscal 2006.

Research and Development. Fiscal 2007 research and development spending decreased $24 million or 29% compared with fiscal 2006. Decreases were primarily due to a 19% reduction in headcount from restructuring and attrition, credits to expense received from research and development funding arrangements of approximately $7 million, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and lower materials and depreciation costs. Fiscal 2006 research and development spending decreased $9 million or 10% compared with fiscal 2005. The decrease was primarily due to a 15% reduction in headcount and lower facilities and information technology-related costs, offset in part by increased non-recurring engineering expenses. We will continue to focus our research and development investments on potential growth areas, including investments in our Altix family of servers while leveraging the research and development efforts of our industry partners, as we continue to move to product lines that incorporate industry standard technologies.

Selling, General and Administrative. Selling, general, and administrative expenses decreased by $45 million or 21% compared with fiscal 2006. Decreases were primarily due to a 30% reduction in headcount from restructuring and attrition, lower professional advisory fees, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and credits to expense received from marketing funding arrangements of approximately $4 million. Decreases were offset in part by an increase of $6 million associated with the amortization of intangibles recorded as a result of fresh-start accounting. Expense of approximately $1 million included in the third quarter of fiscal 2007 was associated with the Restricted Stock Unit Award and Separation Agreement with our former President and Chief Executive Officer. Fiscal 2006 selling, general and administrative expenses decreased $33 million or 13% compared with fiscal 2005. The decrease was primarily due to a 22% reduction in headcount and other cost savings measures, offset in part by an increase of $8 million in professional advisory fees driven primarily by fees incurred in connection with our cost reduction and strategic planning initiatives and an increase of $5 million for legal expenses that occurred prior to our bankruptcy filing.

Impairment of Goodwill. We review Goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 21 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. During the fourth quarter of fiscal 2007, based on a combination of factors, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded Goodwill balance was impaired. Based on our estimates of forecasted discounted cash flows as well as our current market capitalization, at that time, we concluded that Goodwill was not impaired for any of our reporting units. Additionally, during the fourth quarter of 2007, we eliminated all accrued Goodwill from our balance sheet as a result of fresh-start accounting fair value and tax adjustments.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability. These actions have resulted in both headcount reductions and facility closures. Other operating expense for fiscal 2007 consisted mainly of a $4 million charge for severance and related costs and a $1 million charge for accretion and other costs related to vacated leased facilities. Other operating expense for fiscal 2006 represented a charge of $20 million for estimated restructuring costs and charges of $2 million related to the cancellation of our Prism and Prism Deskside products. These charges were offset in part by a net credit of $1 million related to our vacated leased facilities. Other operating expense for fiscal 2005 represented a charge of $18 million for estimated restructuring costs and charges of $10 million for accretion expense related to vacated leased facilities. These charges were partially offset by $4 million of adjustments to previously recorded restructuring charges. As of June 29, 2007, as a result of the restructuring actions undertaken through that date, we anticipate operating cash outflows of $1 million in fiscal 2008 for both severance and related charges and facility-related charges, with the remainder of our restructuring obligations to be paid through fiscal 2011.

Reorganization Items, Net. Reorganization items, net represents amounts incurred as a direct result of our Chapter 11 filing and are presented separately in our consolidated statements of operations. See Note 2 to the consolidated financial statements, in Part II, Item 8 of this Report.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Interest expense	$(8,879)	$(7,688)	$(16,445)	$(16,052)

Investment gain (loss)	$(41)	$10,100	$(227)	$20,703
Foreign exchange (loss) gain	(1,978)	23	(197)	2,774
Miscellaneous (expense) income	(393)	526	(1,780)	876
Interest income	2,057	637	2,357	1,908

Interest and other (expense) income, net	$(355)	$11,286	$153	$26,261

Income from equity investment	$—	$105	$855	$2,512

Interest Expense. Interest expense for fiscal 2007 increased to $16.6 million from $16.4 million compared with fiscal 2006. The increase was due to the amortization of short-term loan costs during the first quarter of fiscal 2007 associated with our new financing arrangement that resulted in higher financing costs and a higher interest rate in order to restructure our debt. Interest expense increased 2% in fiscal 2006 compared with fiscal 2005 primarily due to an increase in our outstanding debt associated with a term loan that was part of a new two-year asset-backed credit facility completed in the second quarter of fiscal 2006 coupled with a higher rate of interest on this term loan than interest rates on our existing debt, offset in part by interest expense incurred on various non-debt transactions in the ordinary course of business in fiscal 2005.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net, for the twelve months ended June 29, 2007 is primarily due to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan.

Income from Equity Investment. Income from equity investment represents our share of the results of operations of SGI Japan. In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we began to account for this investment under the cost method of accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock in the second quarter of fiscal 2007.

Under the requirements of the cost method, we will record any dividends received from SGI Japan as income and will no longer record our proportionate share of the results of operations of SGI Japan.

Provision for Income Taxes

The Successor Company’s net provision for income taxes of $8.7 million for the nine months ended June 29, 2007 arose principally from net income taxes payable in foreign jurisdictions. $5 million of the $8.7 million of the Successor Company’s net provision for income taxes resulted from releasing the Predecessor Company’s valuation allowance when the Successor Company utilized tax net operating loss carryovers from the Predecessor Company. Fresh Start accounting requires that the release of the Predecessor Company’s valuation allowance be credited to noncurrent intangibles instead of the current tax provision. If the Successor Company had not adopted fresh-start accounting, the Successor Company’s net provision for income taxes would have been $3.7 million for the nine months ended June 29, 2007. The Predecessor Company’s net provision for income taxes of $ 2.4 million for the first three months of the fiscal 2007 arose principally from withholding taxes paid on the gain on the sale of equity interest in SGI Japan and net income taxes payable in foreign jurisdictions. The Predecessor Company’s net benefit for income taxes from continuing operations for fiscal 2006 and fiscal 2005 totaled $3.6 million and $8 million, respectively. The net tax benefit provision in fiscal 2006 and fiscal 2005 arose principally from the reassessment of global tax exposures, and refunds associated with certain U.S. Federal, state, and foreign income taxes paid in prior years, partially offset by net income tax expense incurred in foreign jurisdictions. The Successor Company did not recognize a tax benefit for fiscal 2007 losses, and the Predecessor Company did not recognize a tax benefit for fiscal 2006 and fiscal 2005 losses, since the resulting deferred tax asset does not meet the criteria for realization under SFAS 109.

At June 29, 2007, the Successor Company had gross deferred tax assets arising from deductible temporary differences, tax operating losses, and tax credits of $822 million. The gross deferred tax assets were offset by a valuation allowance of $821 million and deferred tax liabilities of $3 million. The valuation allowance of $821 million included $32 million attributable to tax benefits of stock option deductions, which, if recognized, would be allocated directly to additional paid-in capital. $799 million of the total valuation allowance of $821 million originated from the predecessor company, for which any subsequently recognized tax benefits will be applied to reduce Goodwill and/or other intangibles or directly to additional paid-in-capital, rather than adjustments to our future statement of operations, as they existed before we adopted fresh-start accounting as of September 29, 2006. Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carryforwards would still be available to us in order to offset future taxable income in the United States subject to applicable tax laws and regulations.

At June 29, 2007, the Successor Company had United States federal, California State, and foreign jurisdictional net operating loss carryforwards of $1.4 billion, $277 million, and $167 million, respectively. The net operating loss carryforwards incurred prior to SGI’s Chapter 11 reorganization for United States federal, California State, and foreign are $1.2 billion, $243 million, and $163 million, respectively. To the extent that the Successor Company utilizes foreign or domestic net operating loss carryforwards to reduce taxable income, such amount will be recorded as tax expense with a corresponding reduction to intangible assets. The federal losses will begin expiring in fiscal 2010, the California State losses will begin expiring in fiscal 2011, and the foreign losses will begin to expire in fiscal 2008. At June 29, 2007, the Successor Company also had general business credit carryovers of $29 million for United States federal tax purposes, which will begin to expire in fiscal 2008, and alternative minimum tax credits of $5 million, which do not have fixed expirations dates. The Successor Company had California State research and development credits of $29 million, which do not have expiration dates, and California State manufacturing investment tax credits of $2 million which will begin to expire in fiscal 2008. As a result of the bankruptcy reorganization, there is expected to be a greater than 50% cumulative shift in SGI’s stock ownership and thus the Successor Company may not be able to utilize a significant portion of our net operating loss and credit carryforwards to offset income tax liabilities from future profits. See "Risk Factors".

Discontinued Operations

On June 15, 2004, we completed the sale of our Alias application software business to a technology-focused private equity firm. As a result of this transaction, we have presented the operating results of Alias as a discontinued operation for all periods presented. We received $58.4 million in gross proceeds from the sale and recorded a net gain of $50.5 million. We transferred approximately 430 employees to the buyer as a result of the sale and has no remaining liability related to Alias that would impact our results of operations or liquidity. See Note 9 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance sheet arrangements as defined by the SEC Final Rule 67 (“FR-67”), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, or capital resources. See Note 15 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information regarding these guarantees.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 29, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	85,261	261	29,750	55,250	—
Capital lease obligation	434	241	193	—	—
Operating lease obligations (2)	27,879	9,308	13,508	4,689	374
Purchase obligations (3)	19,124	19,124	—	—	—
Restructuring-related obligations (4)	609	609	—	—	—

Total	$133,307	$29,543	$43,451	$59,939	$374

Except for long-term debt, capital lease, and certain restructuring-related obligations, this table does not include contractual obligations that have been recorded on our balance sheet as liabilities. We also have approximately $19.6 million of potential unrecognized tax benefit liabilities not included in the contractual obligations table presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 29, 2007.

(1)	Assumes that no additional conversions or early redemptions occur.

(2)	Operating lease obligations consist primarily of non-cancelable operating leases, including facilities vacated as part of our restructuring activities, and do not include the offsetting effect of projected or contractual sublease income

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

(4)	As a result of our approved restructuring plans, we expect to make these future cash payments, which are primarily for employee severance and all of which have been recorded as liabilities on our consolidated balance sheet at June 29, 2007. This amount excludes obligations related to non-cancelable operating leases for facilities vacated as part of our restructuring activities, which are included in the “operating lease obligations” amount disclosed above.

Financial Condition

Cash Balances. At June 29, 2007, our unrestricted cash and cash equivalents and marketable investments totaled $70 million, compared with $55 million at June 30, 2006. Included in our net cash inflows are the effects of our debt and equity financings of $29 million. Included in our net cash outflows are the payment of approximately $48 million in Plan related obligations. In addition, upon emergence from bankruptcy we had $30 million of capacity available under the exit financing revolver, which we may utilize up to the full availability under the revolver to fund intra-quarter cash needs. During the second quarter and the fourth quarter of fiscal 2007, the maximum amount drawn on the revolver and subsequently repaid was $5 million within 20 days and $5 million within 7 days, respectively. During the third quarter of fiscal 2007, we made no draws on the revolver. At June 29, 2007 and June 30, 2006, we also held $7 million and $48 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities. The increase in cash and cash equivalents compared with June 30, 2006 is primarily the result of cash provided by net proceeds from maturities of restricted investments, net proceeds from our rights offering and sale of Overallotment shares, and the sale of a portion of the equity investment in SGI Japan to SGI Japan, Ltd, offset in part by payment of Plan related obligations and cash used in operations during fiscal 2007 (see Note 2 and Note 27 to the consolidated financial statements, in Part II, Item 8 of this Report).

Cash Consumption Trends. Primarily as a result of net losses and costs associated with the Chapter 11 proceedings, operating activities used $77 million during fiscal 2007, compared with $91 million during fiscal 2006. The operating cash flows in fiscal 2007 were on plan and additional use of cash was primarily due to our reorganization costs. During fiscal 2007, accounts receivable decreased $12 million compared to the $35 million decrease that was generated during fiscal 2006. Inventory increased $5 million during fiscal 2007 compared to the $3 million increase in inventory reported in fiscal 2006. Accounts payable decreased $38 million in fiscal 2007 primarily due to the settlement of bankruptcy obligations compared with a decrease of $49 million in fiscal 2006. Other assets and liabilities (primarily other liabilities) decreased $62 million net in fiscal 2007 primarily due to revenue recognition of customers’ advance payments compared to the $77 million decrease in the same period of fiscal 2006. During fiscal 2007, accrued compensation increased $6 million compared with the $5 million decrease in accrued compensation in fiscal 2006 primarily due to the timing of the payment of payroll as well as fluctuations in headcount due to planned reductions and attrition. Deferred revenue increased $71 million in fiscal 2007 compared with an increase of $34 million in fiscal 2006, primarily resulting from the timing of revenue recognition of sales transactions. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $10 million and $57 million in fiscal 2007 and fiscal 2006, respectively. In the first quarter of fiscal 2007, we made adjustments to cash flow from operations to reflect the effect of the Plan of Reorganization and the associated revaluation of assets and liabilities.

Investing activities provided $52 million in cash during fiscal 2007, compared with using $20 million during fiscal 2006. The positive cash flows in fiscal 2007 were primarily due to net proceeds from maturities of restricted investments and the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. Principal investing activities in both fiscal 2007 and fiscal 2006 primarily consisted of purchases of property and equipment of $11 million and $7 million, respectively.

Financing activities provided $40 million in cash during fiscal 2007, compared with $101 million during fiscal 2006. During fiscal 2007, we repaid debt principal of $147 million and received proceeds of $30 million from DIP financing issued while under Chapter 11 and $101 million from our new exit financing. During fiscal 2007, we received net proceeds of $57 million from the rights offering and sale of Overallotment shares. During fiscal 2006, the Predecessor Company repaid debt principal of $78 million and received proceeds of $178 million from DIP funding issued while under Chapter 11. The Predecessor Company also received $3 million from stock issued under the Predecessor Company’s employee stock plans.

The Predecessor Company incurred net losses and negative cash flows from operations during each of the past several fiscal years. At June 29, 2007, our principal sources of liquidity included unrestricted cash and marketable investments of $70 million, up from the Predecessor Company’s balance of $55 million at June 30, 2006. Currently, we expect to consume cash from operations through at least the first half of fiscal 2008. We also experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. Additionally, we have borrowed funds under our $30 million revolver credit facility. Our largest borrowing was $5 million during the second quarter, no borrowing during the third quarter and $5 million during the fourth quarter of fiscal 2007. At June 29, 2007, we have no outstanding principal balance under this facility. We also continue to focus on cost controls, margin improvement initiatives and working capital efficiencies. However, it is essential to our operating plan for fiscal 2008 that we maintain a focus on cost control, complete acceptance of key customer arrangements and that we meet the goals of our exit financing agreement for fiscal 2008.

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

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of the assets of SGI and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. See Note 27. This facility, combined with net proceeds of $57 million from the rights offering and sale of Overallotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. The exit financing facility matures in October 2011. The annual payments, including estimated interest, over the next five years are as follows (in millions): fiscal 2008—$11; fiscal 2009—$23; fiscal 2010—$25; fiscal 2011—$23 and fiscal 2012—$40.

On September 11, 2007, the lenders under our $85 million term loan facility, including Quadrangle Master Funding Ltd and Watershed Technology Holdings, LLC, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of General Electric Capital Corporation (“GE”) under the Senior Secured Credit Agreement (the “Agreement”), and substituted themselves as the lenders under the $30 million line of credit provided in the Agreement. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment reduces the total revolver capacity to $20 million, for a total borrowing capacity of $105 million when combined with the $85 million term loan provided under the Agreement, and eliminated the minimum liquidity requirement, thereby increasing the total availability under the facility. See Note 27 to our Consolidated Financial Statements included elsewhere in this report for additional information.

Forecasts of future events are inherently uncertain, and there are significant risks associated with the achievement of our goals for fiscal 2008. While we are continuing to implement initiatives aimed at improving revenue and margins for our core systems products, we expect to consume cash from operations in fiscal 2008. We expect the combination of our cash balance and the $105 million exit financing facility to provide adequate liquidity to meet our operating needs through fiscal 2008. We cannot be certain however, that the funds provided by the asset-based lending facility will be adequate to achieve our objectives. We still may choose to raise additional money to provide more flexibility with regards to the working capital requirements of large deal opportunities, as well as for strategic investment opportunities. If we are unable to achieve the goals of our going-forward business plan, we may be unable to meet our debt covenants, be forced to develop and implement further restructuring plans or evaluate other strategic alternatives.

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

Revenue Recognition. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Certain revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. Allocation of the total contract price between each element of the arrangement may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. For revenue arrangements that include or represent software products and services as well as any non-software deliverables for which a software deliverable is more than incidental to its functionality, we apply the accounting guidance in SOP 97-2, Software Revenue Recognition in determining the timing of revenue recognition.

Occasionally, we enter into arrangements in which substantial modification of software is required. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts as work progresses based on the percentage that incurred costs to date bear to estimated total costs.

Fresh-Start Accounting. Although we emerged from bankruptcy on October 17, 2006, we adopted fresh-start accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting required us to allocate our reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. For further information on fresh-start accounting see Note 4.

At September 29, 2006 we preliminarily allocated the reorganization value to our tangible assets and liabilities and identifiable intangible assets established upon emergence. Any residual reorganization value was recorded as Goodwill. Subsequent to September 29, 2006, adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007. The allocation of the reorganization value requires management to make significant estimates in determining the fair values of Predecessor Company assets and liabilities as well as with respect to new intangible assets. These estimates are based on historical experience and information obtained from management. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Product Warranties. We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product life cycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Changes in product warranty estimates increased our product warranty liability by approximately $0.2 million in fiscal 2007, decreased by approximately $1 million in fiscal 2006, and increased by approximately $1.2 million in fiscal 2005.

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

Lease Residual Values. We retain an estimated unguaranteed residual value interest in the products sold under certain sales-type lease arrangements, representing the estimated fair market value of the equipment at the end of the lease term. The residual value is derived for each significant product family based upon the following factors: historical data regarding recovery of residual values; current assessment of market conditions for used equipment; and any forward-looking projections deemed significant, particularly those relating to upcoming technology or changing market conditions. Residual values are evaluated periodically to determine if other-than-temporary declines in estimated residual values are indicated. Any anticipated increase in future residual values is not recognized until the used equipment is remarketed. Factors that could cause actual results to differ materially from the estimates include significant changes in the used equipment market and unforeseen changes in technology.

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

Valuation of Goodwill and other intangible assets. We review Goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on Goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 21 of the Consolidated Financial Statements in Part II, Item 8 of this Report. We determine the fair value of our reporting units using both an income approach and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on what investors are paying for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, Goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s Goodwill. If the carrying value of a reporting unit’s Goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We recorded an $8 million non-cash charge for the impairment of Goodwill in the third quarter of fiscal 2006. We have not recorded any impairment of Goodwill in fiscal 2007 and our Goodwill balance is zero as of June 29, 2007.

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

Stock-Based Compensation Expense. We account for stock-based compensation in accordance with the provisions of SFAS 123(R), Accounting for Shared-Based Payment. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. The actual results may differ from the estimates which could cause future operating results to differ from expectations.

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with employee termination costs are estimated in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS 5, Accounting for Contingencies, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals. Over the past three years, various triggering events have caused our estimates to decrease by $0.4 million in fiscal 2007, increase by $1 million in fiscal 2006, and decrease by $5 million in fiscal 2005, respectively.

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

As a result of fresh-start accounting, on a GAAP basis, we are unable to utilize our pre-bankruptcy net operating losses against our tax provisions. However, a substantial portion of our net operating losses carried forward will continue to be usable against our future tax expenses from a cash standpoint.

In addition, the Successor Company was required to adopt FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, as of September 29, 2006. The Successor Company has completed its review of this accounting pronouncement for impact on its consolidated results of operations. The early adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Recent Accounting Pronouncements

See Note 3 to our Consolidated Financial Statements in Part II, Item 8 of this Report for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

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

Our exposure to interest rate risk relates primarily to our cash investment portfolio and our debt portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The interest expense on our current debt portfolio would be adversely impacted due to an increase in interest rates and favorably impacted due to a decrease in interest rates.

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

We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue denominated in currencies other than the U.S. dollar. We record the portion of the gain or loss in the fair value of our cash flow hedges that is determined to be an effective hedge as a component of other comprehensive loss, and we recognize this amount in our earnings as revenue in the same period or periods in which the hedged transaction affects earnings. We recognize in other income (expense), net on our consolidated statement of operations any remaining, ineffective portion of the gain or loss on a hedging instrument during the period of the change.

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

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. We compute the market values for interest risk based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. We selected the discount rates used for the present value computations based on market interest rates in effect at June 29, 2007 and June 30, 2006. We computed the market values for foreign exchange risk based on spot rates in effect at June 29, 2007 and June 30, 2006. The market values that result from these computations are compared to the market values of these financial instruments at June 29, 2007 and June 30, 2006. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analyses at June 29, 2007 and June 30, 2006 were as follows:

Interest Rate Risk: A percentage point decrease in the levels of interest rates with all other variables held constant would have resulted in no increase in the aggregate fair value of our financial instruments at June 29, 2007 and at June 30, 2006. A percentage point increase in the levels of interest rates with all other variables held constant would have resulted in no decrease in the aggregate fair value of our financial instruments at June 29, 2007 and at June 30, 2006.

Foreign Currency Exchange Rate Risk: A 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $6 million at June 29, 2007 and $5 million at June 30, 2006. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the aggregate fair value of our financial instruments of $6 million at June 29, 2007 and $5 million at June 30, 2006.

The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Silicon Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. and subsidiaries as of June 29, 2007 (Successor Company) and June 30, 2006 (Predecessor Company) and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule listed at Part IV, Item 15 are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Graphics, Inc. and subsidiaries as of June 29, 2007 (Successor Company) and June 30, 2006 (Predecessor Company), and the results of their operations and their cash flows for the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on September 19, 2006, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan of Reorganization (the Plan). The Confirmation Order became a final order on September 29, 2006 and the Company emerged from Chapter 11 on October 17, 2006. In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of September 29, 2006 as further described in Note 4 to the consolidated financial statements. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Graphic, Inc.’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2007 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Mountain View, CA

September 12, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Silicon Graphics, Inc.:

We have audited Silicon Graphics, Inc. and subsidiaries’ internal control over financial reporting, as of June 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Silicon Graphics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Silicon Graphics, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to accounting for income taxes has been identified and included in management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) , the consolidated balance sheets of Silicon Graphics, Inc. and subsidiaries as of June 29, 2007 (Successor Company) and June 30, 2006 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated September 12, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Silicon Graphics, Inc. has not maintained effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Mountain View, CA

September 12, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Graphics, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended June 24, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a) as of June 24, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Silicon Graphics, Inc.’s operations and its cash flows for the year ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule at June 24, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/    Ernst & Young LLP

San Jose, California

September 15, 2005

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Product and other revenue	$187,805	$45,229	$223,259	$391,322
Product revenue from related party	8,706	15,377	28,836	44,658
Service revenue	144,553	61,199	266,710	293,985

Total revenue	341,064	121,805	518,805	729,965

Costs and expenses:
Cost of product and other revenue	162,362	42,710	177,328	285,428
Cost of service revenue	91,446	32,265	143,105	179,648
Research and development	44,040	16,007	83,677	92,705
Selling, general, and administrative	125,320	42,359	211,731	244,568
Impairment of Goodwill	—	—	8,386	—
Other operating expenses, net	3,601	3,926	21,155	24,083

Total costs and expenses	426,769	137,267	645,382	826,432

Operating loss	(85,705)	(15,462)	(126,577)	(96,467)
Interest expense (contractual interest of $7,841 for the three—month period ended September 29, 2006 and $18,735 in 2006)	(8,879)	(7,688)	(16,445)	(16,052)
Interest and other income (expense), net (1)	(355)	11,286	153	26,261
Income from equity investment	—	105	855	2,512

Loss from continuing operations before reorganization items and income taxes	(94,939)	(11,759)	(142,014)	(83,746)
Reorganization items, net	—	340,397	(7,826)	—

(Loss) income from continuing operations before income taxes	(94,939)	328,638	(149,840)	(83,746)
Income tax provision (benefit)	8,703	2,382	(3,646)	(8,014)

Net (loss) income from continuing operations	$(103,642)	$326,256	$(146,194)	$(75,732)

Discontinued operations:
Loss on disposition of discontinued operations, net of tax	—	—	—	(276)

Net (loss) income	$(103,642)	$326,256	$(146,194)	$(76,008)

Net (loss) income per common share:
Basic—continuing and discontinued operations	$(9.32)	$1.20	$(0.54)	$(0.29)

Diluted—continuing and discontinued operations	$(9.32)	$0.77	$(0.54)	$(0.29)

Weighted-average shares used to compute net (loss) income per share:
Basic	11,125	271,563	269,367	263,430

Diluted	11,125	423,875	269,367	263,430

(1)	The three-month period ended September 29, 2006 includes a pre-tax gain of approximately $10 million on the sale of a portion of the Predecessor Company’s investment in SGI Japan. See Note 10.

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

	Successor Company	Predecessor Company
	June 29, 2007	June 30, 2006
Assets:
Current assets:
Cash and cash equivalents	$69,887	$54,673
Short-term marketable investments	223	203
Short-term restricted investments	6,763	32,539
Accounts receivable, net of allowance for doubtful accounts of $2,012 at 2007 and $3,117 at 2006	47,643	58,417
Inventories	54,354	49,997
Prepaid expenses	6,153	10,457
Other current assets	49,576	54,723

Total current assets	234,599	261,009
Restricted investments	302	15,959
Property and equipment, net of accumulated depreciation and amortization	43,392	27,873
Goodwill	—	4,515
Other intangibles	71,264	—
Other non-current assets, net	59,501	70,702

	$409,058	$380,058

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$14,387	$8,951
Accrued compensation	35,382	29,224
Income taxes payable	2,209	1,596
Other current liabilities	44,420	43,325
Current portion of long-term debt	261	103,124
Current portion of deferred revenue	84,798	124,379
Current portion of restructuring liability	1,410	6,067

Total current liabilities	182,867	316,666
Long-term debt	85,000	397
Non-current portion of deferred revenue	32,362	45,538
Other non-current liabilities	24,370	27,681

Total liabilities not subject to compromise	324,599	390,282
Liabilities subject to compromise	—	320,230

Total liabilities	324,599	710,512
Commitments and contingencies
Stockholders’ equity (deficit):
New preferred stock, $0.01 par value; 5,000,000 shares authorized;	—	—
New common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,125,000 shares issued and outstanding	188,101	—
Old common stock, $.001 par value, and additional paid-in capital; 750,000,000 shares authorized; shares issued: 274,887,761; shares outstanding: 274,247,196;	—	1,564,504
Accumulated deficit	(103,642)	(1,868,201)
Treasury stock, at cost: 640,565 shares in 2006	—	(6,760)
Accumulated other comprehensive loss	—	(19,997)

Total stockholders’ equity (deficit)	84,459	(330,454)

Total liabilities and stockholders’ equity	$409,058	$380,058

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Cash Flows From Operating Activities of Continuing Operations:
Net loss	$(103,642)	$326,256	$(146,194)	$(76,008)
Income from discontinued operations	—	—	—	—
Loss on disposition of discontinued operations	—	—	—	(276)

Net loss from continuing operations	(103,642)	326,256	(146,194)	(75,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	(342,996)	—	—
Depreciation and amortization	31,780	10,202	48,343	59,062
Amortization of premium and discount on long-term debt, net	—	—	(3,147)	(3,441)
Write-off of in-process R&D	500	—	—	—
Amortization of inventory fair value adjustment to cost of sales	22,114	—	—	—
Utilization of pre-petition foreign tax loss carryforwards	4,969	—	—	—
Non-cash recovery for reorganization items	—	—	(6,214)	—
Impairment of Goodwill	—	—	8,386	—
Share-based compensation expense	2,213	122	2,184	—
Gain on sale of equity investment	—	(9,848)	—	(20,541)
Non-cash restructuring charges (recoveries)	—	(174)	(1,587)	(1,479)
Other	(679)	(1,300)	(110)	(2,692)
Changes in operating assets and liabilities:
Accounts receivable	3,386	8,187	34,917	20,566
Inventories	8,868	(13,639)	(3,324)	(20,408)
Accounts payable	(44,589)	6,361	(49,123)	(7,167)
Accrued compensation	3,542	2,616	(4,838)	(2,734)
Deferred revenue	89,384	(18,189)	34,445	(4,233)
Accounts payable and accrued liabilities subject to compromise	—	—	72,490	—
Other assets and liabilities	(67,953)	5,844	(76,893)	(37,044)

Total adjustments	53,535	(352,814)	55,529	(20,111)

Net cash used in operating activities of continuing operations	(50,107)	(26,558)	(90,665)	(95,843)

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Cash Flows From Investing Activities of Continuing Operations:
Marketable investments:
Purchases	(186)	(168)	(666)	(185)
Maturities	126	107	503	2,156
Restricted investments:
Purchases	(19,736)	(6,686)	(43,524)	(53,900)
Maturities	64,897	5,580	35,278	55,119
Proceeds from the sale of equity investment	—	18,690	—	29,085
Purchases of property and equipment	(9,970)	(1,064)	(7,028)	(12,444)
Increase in other assets	2,653	(2,327)	(4,679)	(4,813)

Net cash provided by (used in) investing activities of continuing operations	37,784	14,132	(20,116)	15,018

Cash Flows From Financing Activities of Continuing Operations:
Payments of debt principal and exit financing	(16,561)	(130,007)	(78,678)	(17,684)
Proceeds from debt principal	—	—	50,000	1,677
Proceeds from debtor-in-possession financing	—	29,825	128,000	—
Proceeds from exit financing	16,000	85,000	—	—
Payments of debt issuance costs	—	(896)	(1,547)	—
Net proceeds from financing arrangements	73	—	559	2,210
Proceeds from employee stock plans	—	—	2,873	4,014
Proceeds from issuance of stock	—	56,529	—	—

Net cash provided by (used in) financing activities of continuing operations	(488)	40,451	101,207	(9,783)

Net (decrease) increase in cash and cash equivalents	(12,811)	28,025	(9,574)	(90,608)
Cash and cash equivalents at beginning of period—continuing operations	82,698	54,673	64,247	154,855

Cash and cash equivalents at end of period—continuing operations	$69,887	$82,698	$54,673	$64,247

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Predecessor Company
Balance at June 25, 2004	$1,550,425	$(1,645,970)	$(6,774)	$(20,359)	$(122,678)
Components of comprehensive loss:
Net loss	—	(76,008)	—	—	(76,008)
Currency translation adjustments	—	—	—	1,047	1,047
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	1,864	1,864

Total comprehensive loss					(73,097)
Issuance of common stock (402,400 shares) through debt conversions	503	—	—	—	503
Issuance of common stock (3,611,119 shares) and treasury stock (2,257 shares) net of treasury stock purchases (18,557 shares) under employee stock plans—net	4,105	(3)	(18)	—	4,084

Balance at June 24, 2005	1,555,033	(1,721,981)	(6,792)	(17,448)	(191,188)

Components of comprehensive loss:
Net loss	—	(146,194)	—	—	(146,194)
Currency translation adjustments	—	—	—	(982)	(982)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	(1,567)	(1,567)

Total comprehensive loss					(148,743)
Issuance of common stock (9,054,401 shares) and treasury stock (12,037shares) under employee stock plans—net	2,942	(26)	32	—	2,948
Stock-based compensation	2,184	—	—	—	2,184
Increase in interest in equity investment	4,345	—	—	—	4,345

Balance at June 30, 2006	1,564,504	(1,868,201)	(6,760)	(19,997)	(330,454)

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Components of comprehensive loss:
Net income	—	326,256	—	—	326,256
Currency translation adjustments	—	—	—	95	95

Total comprehensive loss					326,351
Cancellation of Predecessor Company common stock (274,247,196 shares) and treasury stock (640,565 shares)	(1,568,607)	1,541,945	6,760	19,902	—
Stock-based compensation	4,103				4,103
Issuance of Successor Company common stock (11,125,000 shares) to creditors	185,888	—	—	—	185,888

Successor Company
Balance at September 29, 2006	185,888	—	—	—	185,888

Net loss	—	(103,642)	—	—	(103,642)
Stock-based compensation	2,213	—	—	—	2,213

Balance at June 29, 2007	$188,101	$(103,642)	$—	$—	$84,459

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

SGI is a leading provider of products, services, and solutions for use in HPC and data management. We sell solutions based on a complete range of scalable servers and storage products, from entry-level to high-end, together with associated software products. These solutions enable our customers in the scientific, technical and business communities to solve their most challenging data management and analysis problems providing them with strategic and competitive advantages. Our products are also among the best in the industry in energy efficiency. Whether studying global climate changes, accelerating the engineering of new automotive designs, providing technologies for homeland security, or gaining business “intelligence” through data-mining, our solutions are designed to store, manage, access, analyze and transform vast amounts of data to provide insights and intelligence in real time or near-real time. We also offer a range of services, including professional services, customer support, and education. Our solutions, products and services are used in a range of markets, including defense and intelligence, sciences, engineering analysis, digital content management and both commercial and government enterprise.

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

While our cash balance and working capital position is significantly improved in fiscal 2007, we have incurred operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital surplus as of June 29, 2007 was $52 million, compared to a deficit of $56 million at June 30, 2006, down from working capital of $49 million at June 24, 2005. Additionally, we had stockholders’ equity of $84 million as of June 29, 2007, compared to a stockholders’ deficit of $330 million at June 30, 2006. Our unrestricted cash and marketable investments at June 29, 2007 were $70 million, compared to $55 million at June 30, 2006, down from $64 million at June 24, 2005.

On October 17, 2006, we successfully completed a reorganization and emerged from bankruptcy. As more fully described in Note 2 below, the emergence from bankruptcy resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

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

Note 2. Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the Debtors entered into a replacement Post-Petition Loan and Security Agreement (the “DIP Agreement”) with Morgan Stanley Senior Funding, Inc., (the “Administrative Agent”), Wells Fargo Foothill, Inc., the Interim DIP Lenders and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $130 million of debtor-in-possession financing. The DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Debtors to incur post-petition secured indebtedness in the amount of up to $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens and a “carve-out” for specified professional fees and other costs and expenses, superpriority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured note holders certain adequate protection of their interests therein.

At a hearing held on July 27, 2006, the Court approved the Predecessor Company’s Disclosure Statement, ruling that it contained adequate information for soliciting creditor approval of the Predecessor Company’s Plan of Reorganization. At a hearing held on September 19, 2006 (the “Confirmation Date”), the Court confirmed the Predecessor Company’s Plan of Reorganization, as amended (the “Plan”). This Confirmation Order became a Final Order on September 29, 2006 and we emerged from Chapter 11 on October 17, 2006.

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

Emergence from Chapter 11

After satisfying all conditions precedent to emergence under the Plan, we emerged from Chapter 11 effective as of October 17, 2006 (“Emergence Date”). On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility was secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. See Note 27. This facility, combined with net proceeds of $57 million from the rights offering and sale of Overallotment shares described below were used to pay off $113 million due under the DIP Agreement, to fund payments, including closing costs and

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations. The exit financing facility matures in October 2011.

On the Emergence Date, we received $50 million in gross proceeds from the offering of common stock subscription rights to the holders of the Predecessor Company’s 6.50% Senior Secured Convertible Note claims, 11.75% Senior Secured Note claims and the Cray 6.125% Convertible Subordinated Debenture claims (the “Rights Offering”), guaranteed by a backstop agreement (“Backstop Purchase Agreement”) put in place with certain of these holders (the “Backstop Purchasers”). In consideration for the Backstop Purchase Agreement, the Backstop Purchasers were paid a fee and were offered subscription rights to purchase the Overallotment shares, which upon exercise provided an additional $7.5 million in gross proceeds to the Successor Company.

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

As of the Emergence Date, Dr. Lewis S. Edelheit, Dr. Robert M. White, Anthony R. Muller and Mr. Robert R. Bishop ceased being directors of SGI (Dr. White and Mr. Money are still directors of Silicon Graphics Federal, Inc.) and the following persons became members of the Board of Directors pursuant to and by operation of the Plan: Eugene I. Davis, Anthony Grillo, Kevin D. Katari, and Chun Won Yi. James A. McDivitt remains as a director of the Successor Company. Dennis P. McKenna remained as a director of the Successor Company from the date of emergence until his resignation from SGI and our Board of Directors on April 6, 2007. On October 18, 2006, Mr. Katari was elected as Chairman of the Board. On January 31, 2007, the Board of Directors elected Ms. Joanne O’Rourke Isham as a member of our Board to serve a term expiring at its 2008 Annual Meeting of Stockholders. On April 9, 2007, we named Robert “Bo” Ewald as our Chief Executive Officer, effective immediately, to replace Mr. McKenna, who served as our Chief Executive Officer since January 31, 2006. The Board appointed Mr. Ewald as a Class I director of the Board, serving until the expiration of the Class I director term at our 2007 annual meeting of stockholders.

Since October 23, 2006, our new common stock has traded on the NASDAQ Global Market under the symbol SGIC.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization items

Reorganization items, net represents expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our consolidated statements of operations. Such items consisted of the following (in thousands):

	Predecessor Company
	Three Months Ended Sept. 29, 2006	Year Ended June 30, 2006

Professional fees	$8,942	$13,285
Pre-petition liability claim adjustments	(6,343)	755
Write-off of unamortized debt premium and discount, net	—	(9,381)
Write-off of unamortized debt issuance costs	—	3,167
Effects of the plan of reorganization	(142,033)	—
Fresh-start valuation of assets and liabilities	(200,963)	—

	$(340,397)	$7,826

Professional fees are those related to legal, accounting and other professional costs directly associated with the reorganization process.

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

Interest expense

The Debtors discontinued recording interest on liabilities subject to compromise during the Chapter 11 proceedings. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $200 thousand and $2 million, for the three-months ended September 29, 2006 and fiscal 2006, respectively.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of SGI and our wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going-concern is dependent upon, among other things: our ability to achieve profitability; our ability to maintain adequate cash on hand; our ability to generate cash from operations; and our ability to continue implementing our revenue stabilization initiatives. We may be unable to achieve these objectives in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

For the period subsequent to the Petition Date and prior to emergence, the accompanying consolidated financial statements were prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were segregated in the condensed consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items, which included the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, were reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Fresh-Start Accounting

Although we emerged from bankruptcy on October 17, 2006, we adopted fresh-start accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting requires the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required under SFAS No. 141, Business Combination. Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company”. While all amounts reflected in this Form 10-K are reported in accordance with accounting principles generally accepted in the United States, in Item 7, of this Report we explain our results of operations excluding the impact of fresh-start accounting in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance. For further information on fresh-start accounting, see Note 4.

The consolidated balance sheet as of June 29, 2007 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the effects of the Plan of Reorganization and the application of fresh-start accounting.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of fresh-start accounting had a material effect on the consolidated financial statements as of June 29, 2007 and September 29, 2006 and will have a material impact on the consolidated statements of operations for periods subsequent to June 29, 2007.

In addition, the Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the 12 months following the adoption of fresh-start reporting. As a result, we were required to early adopt SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”), and EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The Successor Company has completed its review of these accounting pronouncements to determine the impact on its consolidated results of operations. The early adoption of these pronouncements did not have a material effect on our financial position, results of operations, or cash flows.

Reclassifications. Certain revisions have been made to all periods presented in the consolidated financial statements to conform to the current year presentation. As described in Note 9, we have classified the financial results of our Alias application software business as discontinued operations for all periods presented. These notes to our consolidated financial statements relate to continuing operations only, unless otherwise indicated.

We revised our statements of cash flows for fiscal 2005, fiscal 2006 and the first three months of fiscal 2007. The changes related to the classification of net changes in selected other long-term assets as operating or financing activities instead of investing activities. These changes resulted in a $2.4 million decrease in net cash used in operating activities and a $2.4 million decrease in cash provided by investing activities in fiscal 2005. These changes resulted in a $2.1 million decrease in net cash used in operating activities, a $1.5 million increase in cash used in financing activities, and a $0.6 million increase in net cash used in investing activities in fiscal 2006. These changes resulted in a $2.3 million increase in net cash provided by operating activities and a $2.3 million increase in net cash used in investing activities in the first three months of fiscal 2007. These revisions to the statements of cash flows had no impact on the company’s cash and cash equivalents, balance sheet or statement of operations.

Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets and deferred revenue, which we remeasure at their historical exchange rates. We translate revenues and expenses using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. We are a U.S. dollar functional currency company and the functional currency for our international operations is the U.S. dollar. As such, translation adjustments resulting from remeasuring the financial statements of subsidiaries into the U.S. dollar are included in our results of operations. For the three months ended September 29, 2006 and the nine months ended June 29, 2007, fiscal 2006, and fiscal 2005, currency transaction gains or losses net of hedging gains or losses, were not significant to our results of operations. Investments accounted for using the equity method in an investee that reports in a foreign

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency are translated in conformity with SFAS No. 52, Foreign Currency Translation, at the rate of exchange in effect at the end of the period with the resulting translation adjustment recorded directly to accumulated other comprehensive loss, a separate component of stockholders’ deficit.

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

Cash Equivalents and Marketable and Restricted Investments. Cash equivalents consist of high credit quality money market instruments with an original maturity date less than 90 days Short-term marketable investments and restricted investments consist of both high credit quality money market instruments and high credit quality debt securities with maturities of one year or less, and are stated at fair value.

At June 29, 2007 and June 30, 2006, our restricted investments consist of short- and long-term investments that are pledged as collateral against letters of credit or held under a security agreement. The majority of our restricted investments was pledged as collateral against letters of credit and were primarily associated with two specific customer arrangements for significant multi-year contracts with long-term delivery and installation commitments. Restricted investments are held in SGI's name by major financial institutions (see Note 8).

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

Derivative Financial Instruments. We use derivative financial instruments to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and certain commitments related to customer transactions. We do not invest in derivative financial instruments for speculative or trading purposes. See Note 8 for more information about our derivative financial instruments and the accounting policies that we apply to them.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable consists of short-term, non-interest-bearing trade receivables, which we record at the amounts due to us from our customers, less an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation, for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve to reduce their receivable to the amount that we reasonably believe is collectible. We

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also record general allowances for doubtful accounts for our entire customer population based on a variety of factors, including the length of time the receivables are past due and historical experience.

Inventories. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at cost less depreciation, generally based on a fifteen-month life. Costs include material, labor and manufacturing overhead.

Property and Equipment. We state property and equipment at cost and compute depreciation expense using the straight-line method. We depreciate machinery and equipment and furniture and fixtures over useful lives of two to five years, and we amortize leasehold improvements over the shorter of their useful lives or the term of the lease. We depreciate our buildings over forty (40) years and improvements over the remaining life of the building.

Capitalized Software. In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs incurred to acquire or create internal use software, principally related to software license fees, software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are included in property and equipment and are amortized over periods of three years.

Long-Lived Assets. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used”, including property and equipment, assets under capital leases, spares inventory and long term prepaid assets subject to amortization, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of a long-lived asset may not be recoverable, such as a significant current period operating or cash flow loss combined with a history of such losses. Under SFAS 144, an impairment loss would be calculated when the sum of the estimated future undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount of the asset. Because of our fiscal 2007 operating and cash flow losses and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2007; based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. Nonetheless, it is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Other Assets. Included in other assets are spare parts that are generally depreciated on a straight-line basis over an estimated useful life of five years.

Goodwill. Our Goodwill in 2006 resulted from the acquisition of Silicon Graphics World Trade Corporation in fiscal 1991. Predecessor Company Goodwill was eliminated and Successor Company Goodwill was established in connection with our adoption of fresh-start accounting (see Note 4 and Note 13). As required by SFAS 142, Accounting for Goodwill and Other Intangible Assets, we ceased amortizing Goodwill and began annually testing Goodwill for impairment. We perform this test separately for each of our two reporting units, which correspond to our two reportable segments. We perform our annual impairment test as of the last day of the first day of our fourth fiscal quarter. We would also test Goodwill for impairment if an event occurs or a circumstance changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We perform the Goodwill impairment test using a two-step approach. First, we compare the carrying amount of each reporting unit to its fair value, which we estimate using a present value

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technique. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In this step, we recognize an impairment loss for the excess, if any, of the carrying amount of the reporting unit’s Goodwill over the implied fair value of the Goodwill. The implied fair value of a reporting unit’s Goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except Goodwill, less the sum of the individual fair values of its liabilities. As of June 29, 2007, fresh-start adjustments resulted in the elimination of the Successor Company’s Goodwill.

Leases and leasehold improvements. We record leases as capital or operating leases and account for leasehold improvements in accordance with SFAS No. 13, Accounting for Leases and related literature. Rent expense for operating leases is recorded in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) No. 88-1, Issues Relating to Accounting for Leases. This FTB requires lease agreements that include periods of free rent or other incentives, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Income taxes. We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which do not meet the more likely than not criteria established by SFAS No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be decreased, impacting future income tax expense. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

Revenue Recognition. SGI enters into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product or services, SGI consulting services and SGI maintenance services.

We apply Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts to separate the deliverables falling within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In multiple element revenue arrangements that include software that is more than incidental to the products or services as a whole, software and software-related elements are accounted for in accordance with AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Software-related elements include software products and services, as well as any non-software deliverable for which a software deliverable is essential to its functionality. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of fair value for an element is based upon the price charged when the element is sold separately.

Effective for fiscal 2006, and for certain of our storage solution arrangements whereby software is essential to the functionality, we are applying the accounting guidance in SOP 97-2, in determining the timing of revenue recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in footnote 2 of SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. We are not able to establish VSOE on our post-contract customer support (“PCS") services for all arrangements. Accordingly, when PCS is an element of these sale arrangements, revenue and the related costs (product and third-party consulting) on the entire arrangement will generally be deferred and recognized over the initial customer support period. However, we are able to establish a VSOE value on PCS services on some arrangements based on a stated renewal price for PCS services and in these instances the Company allocates revenue to each element using the residual method.

Occasionally, we enter into a multiple-element arrangement in which substantial modification of software is one element of the arrangement and that software does not provide separate value to the customer. In this instance, the entire arrangement is accounted for in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. If we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contracts are reviewed on a regular basis to

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs. Revenue recognized under these arrangements are not significant for any periods presented.

After application of the appropriate accounting guidance to our multiple element arrangements, the revenue policies described below are then applied to each unit of accounting.

Product (hardware and software) Revenue. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The product is considered delivered to the customer (including distributors, channel partners and resellers) once it has been shipped, and title and risk of loss have transferred. Sales of certain high-performance systems may be made on the basis of contracts that include acceptance criteria. In these instances, we recognize revenue upon acceptance by the customer or independent distributor. We defer the fair value of products that have been shipped to the customer but for which the appropriate revenue recognition criteria (e.g. customer acceptance) have not yet been met. We reduce product revenue for certain stock rotation and price protection rights that may occur under contractual arrangements we have with certain resellers. Estimated sales returns are also provided for as a reduction to product revenue and were not material for any period presented in the consolidated financial statements.

Certain of our customers prefer to acquire our products under a sales type lease arrangement. We recognize revenue on these arrangements when the criteria under SFAS 13, Lease Accounting, and SAB 104 have been met. The resulting receivables generated under these arrangements are generally sold to unrelated financing companies and are accounted for in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the criteria set forth in SFAS 140, a transfer of such receivables are recorded as a sale of assets. We do maintain an unguaranteed residual value in the products sold under sales-type lease arrangements. We record this unguaranteed residual value as an asset on our balance sheet and measure it based on the estimated fair market value of the equipment at the end of the lease term. We separately estimate this residual value for each significant product family considering the following factors: historical data regarding recovery of residual values, our current assessment of market conditions for used equipment, and any forward-looking projections we deem significant, particularly those relating to upcoming technology or changing market conditions. We periodically evaluate the residual values for indicators of other-than-temporary decline, in which case we would adjust the recorded residual values; we would not recognize any increase in residual values until the used equipment is resold. The estimated amounts of our unguaranteed residual value interests in leases were $1.3 million at June 29, 2007

Service Revenue. We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under customer support contracts is deferred and recognized ratably over the related contract term. Consulting and installation revenue is generally recognized when the service has been performed. Service revenue includes third-party product and is subject to the revenue policies that apply to product revenue.

Royalty Revenue. We recognize royalty revenue under fixed fee arrangements the quarter in which the revenue is earned in accordance with the contractual terms and conditions. Under volume-based technology agreements, where we are unable to reliably estimate licenses volume, we recognize revenue in the quarter in which we receive reports from licensees detailing the shipments of

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs. We record advertising costs as expense of the period in which they are incurred. Advertising expense from continuing operations was $0.5 million for the three months ended September 29, 2006, $0.6 million for the nine months ended June 29, 2007, $1.6 million for fiscal 2006, and $0.5 million for fiscal 2005.

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

Impact of Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning September 29, 2006. The adoption of FIN No. 48 did not have a material impact on our financial statements.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 29, 2006. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The early adoption of this consensus resulted in a $1.7 million increase in our liability for sabbatical leave and was included as part of the fresh-start valuation adjustment. The adoption of EITF Issue No. 06-2 did not have an impact to our financial statements.

In fiscal year 2007, we adopted the Emerging Issues Task Force consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. Since the Company presents revenues net of any taxes collected from customers and intends to continue this presentation in the future, therefore the adoption of EITF 06-3 will not require additional disclosures and will have no impact on our financial statements.

In fiscal year 2007, we adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. During fiscal year 2007 we adopted the provision of this pronouncement and there was no impact to our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted during fiscal year 2007. There was no impact to our financial statements as a result of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us in fiscal year beginning June 28, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Fresh-Start Reporting

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

Reorganization adjustments resulted primarily from the:

i.	changes in the carrying values of assets and liabilities to reflect fair values, including the establishment of certain intangible assets;

ii.	discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan;

iii.	addition of new financing;

iv.	cash distributions paid or payable to pre-petition creditors; and

v.	issuance of Successor Company, or “new” common stock and cancellation of Predecessor Company, or “old” common stock.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value allocated to the assets and liabilities of the Successor Company is in conformity with SFAS No. 141. These adjustments were based upon the work of management and their outside consultants to determine the relative fair values of our assets and liabilities.

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

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (a)

(In thousands, audited)

	Predecessor Company	Plan Reorganization Adjustments		Fresh-Start Valuation Adjustments		Successor Company
	Sept. 29, 2006					Sept. 29, 2006
Assets:
Current assets:
Cash and cash equivalents	$53,280	$29,418	(b),(j)	$—		$82,698
Short-term marketable investments	266	—		—		266
Short-term restricted investments	34,044	—		—		34,044
Accounts receivable, net of allowance for doubtful accounts of $3,213	50,230	—		1,077		51,307
Inventories	62,382	—		28,332	(g)	90,714
Prepaid expenses	10,577	(1,000	)(e)	—		9,577
Other current assets	42,550	—		(20,907	)(g)	21,643

Total current assets	253,329	28,418		8,502		290,249
Restricted investments	16,188	—		—		16,188
Property and equipment, net of accumulated depreciation and amortization	25,818	—		15,232	(g)	41,050
Goodwill	4,515	—		(188	)(i)	4,327
Other Intangibles	—	—		86,700	(g)	86,700
Other non-current assets, net	62,809	2,255	(c)	10,907	(g)	75,971

Total assets	$362,659	$30,673		$121,153		$514,485

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$23,677	$35,446	(d),(j)	$—		$59,123
Accrued compensation	31,840	—		—		31,840
Income taxes payable	806	—		1,712		2,518
Other current liabilities	54,441	2,505	(d),(j)	848	(g)	57,794
Current portion of long-term debt	114,179	(113,111	)(b),(f)	(352	)(g)	716
Current portion of deferred revenue	103,214	—		(71,927	)(g)	31,287

Total current liabilities	328,157	(75,160)		(69,719)		183,278
Long-term debt	139	85,000	(b)	(139	)(g)	85,000
Non-current portion of deferred revenue	14,795	—		(6,583	)(g)	8,212
Other non-current liabilities	55,475	—		(3,368	)(g)	52,107

Total liabilities not subject to compromise	398,566	9,840		(79,809)		328,597
Liabilities subject to compromise	311,070	(311,070	)(d)	—		—

Total liabilities	709,636	(301,230)		(79,809)		328,597

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor Company	Plan Reorganization Adjustments		Fresh-Start Valuation Adjustments		Successor Company
	Sept. 29, 2006					Sept. 29, 2006
Stockholders’ equity (deficit):
Common stock	1,564,627	183,110	(e)	(1,561,849	)(h)	185,888
Accumulated deficit	(1,884,941)	142,033	(e)	1,742,909	(h)	—
Treasury stock	(6,760)	6,760	(e)	—		—
Accumulated other comprehensive loss	(19,902)	—		19,902	(h)	—

Total stockholders’ equity (deficit)	(346,977)	331,902		200,963		185,888

Total liabilities and stockholders’ deficit	$362,659	$30,673		$121,153		$514,485

a.	The condensed consolidated balance sheet estimates the effect of implementing the Plan and fresh-start reporting which was adopted on September 29, 2006. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $242.5 million based on the Disclosure Statement which, after reduction for the new debt and remaining non-Debtor interest bearing liabilities and the addition of the proceeds from the Overallotment shares and excess borrowings, results in a reorganization equity value of $185.9 million.

b.	Reflects net cash received associated with repayment of the DIP facility of $113.1 million, proceeds from the new term loan of $85 million, the issuance of 7.5 million shares issued through the Rights Offering for $49 million, net of backstop and rights offering fees, and the issuance of 1.125 million Overallotment shares for $7.5 million.

c.	Reflects the capitalization of the exit financing fees associated with the acquisition of the new term loan of $85 million and the new working capital facility of $30 million. There were no borrowings against the working capital facility as of the Emergence Date.

d.	Reflects the discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan. No adjustments are reflected for the actual payments of these remaining liabilities subject to compromise. Discharge of the Predecessor Company’s pre-petition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$196,374
To be paid in cash	114,696

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

e.	Reflects the issuance of new Successor Company common stock to pre-petition creditors, the cancellation of old common stock and treasury stock, the gain on the discharge of liabilities subject to compromise and the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

f.	Reflects the repayment of the $113.1 million due under the $130 million DIP Agreement.

g.	Reflects changes to the carrying values of assets and liabilities to reflect fair values in accordance with SFAS No. 141 as well as the $1.7 million impact from the early adoption of EITF 06-02.

h.	Reflects the elimination of historical accumulated deficit and other equity accounts and an adjustment to shareholders’ equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a. above).

i.	Reflects the elimination of historical Goodwill and the recording of Goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.

j.	The condensed consolidated balance sheet does not give effect to cash payments estimated at $47.7 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan. Such amounts were included in current liabilities as of September 29, 2006. As of June 29, 2007, all payments have been made.

Note 5. Share-Based Compensation

Successor Company

The Plan became effective and we emerged from bankruptcy on October 17, 2006. We applied fresh-start accounting effective September 29, 2006 and, as a result, the Predecessor Company’s common stock was cancelled as of the Emergence Date, with no distribution made to holders of such stock. The equity structure of the Successor Company as of September 29, 2006 is discussed below.

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

Successor Company Management Incentive Plan

On the Emergence Date, the Silicon Graphics, Inc. Management Incentive Plan (“MIP”) became effective pursuant to the Plan. Under the MIP, the Compensation and Human Resources Committee of our Board of Directors (the “Committee”) is authorized to grant stock options, stock appreciation rights (“SARs”), stock awards, stock units, other stock based awards, dividend equivalents and cash awards. Employees, non-employee directors, and consultants of the Successor Company and its subsidiaries who are selected by the Committee are eligible to participate in the MIP. The MIP will terminate ten years after the Effective Date unless terminated sooner. The maximum number of shares of common stock of the Successor Company issuable under the MIP is 1,250,000 shares. Of the shares reserved, only 312,500 may be issued for “full value benefits”. Full value benefits are stock awards designed to

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide equity compensation based on the full value of a share of stock. The MIP also imposes per-participant award limits. As noted below, with the exception of stock units issued to our former Chief Executive Officer and stock units and stock options issued in April 2007 to our current Chief Executive Officer, our stock units generally have a vesting period of up to 36 months and our stock options generally vest over 48 months. All grants under the MIP will be issued at fair value.

On March 30, 2007, we entered into an agreement to issue 20,619 shares of restricted stock units to Dennis McKenna, then President and Chief Executive Officer in recognition of past services rendered to us, including leading the company through bankruptcy and its emergence out of bankruptcy and to compensate him for the loss of Predecessor Company stock options that he forfeited pursuant to the bankruptcy process. Under the terms of this agreement, the award vested immediately on the grant date, but the shares are not issuable until the earlier of the date that is six months following the date of his separation of service (April 6, 2007) or the date of his death. Until such time, these will be considered restricted stock units. The grant date fair value of Mr. McKenna’s fully vested restricted stock units was $30.22 per unit. Mr. McKenna does not have any stockholder rights, including voting or dividend rights, with respect to the shares subject to the award until he becomes the record holder of those shares following their actual issuance. This award is non-transferable except as defined by the terms of the agreement.

Awards for shares are counted against the total shares authorized only to the extent they are actually issued. As of June 29, 2007, 1,410,762 awards were granted, of which 311,815 were restricted stock units and 1,098,947 were stock options. Awards for shares that terminate by expiration, forfeiture, cancellation, or otherwise, or are settled in cash in lieu of shares, will result in shares being again available for grant. Also, if the exercise price or tax withholding requirements of any award are satisfied by tendering shares to the Successor Company, or if a stock appreciation right is exercised, only the number of shares issued, net of the shares tendered, will be deemed issued under the MIP. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Successor Company, including the extent to which unvested portions of the award will be forfeited and the extent to which options, SARs, or other awards requiring exercise will remain exercisable. Such provisions will be determined in the Committee’s sole discretion. The Committee may at any time alter, amend, modify, suspend, or terminate the MIP or any outstanding award in whole or in part.

On April 9, 2007, we named Robert “Bo” Ewald our Chief Executive Officer to replace Mr. McKenna. On April 16, 2007, Mr. Ewald was granted an option to purchase 241,142 shares of our common stock (at $30.26 per share) under the MIP, provided however, that any shares subject to the option in excess of 147,500 are subject to stockholder approval of an increase in the maximum number of shares of common stock, available under the MIP within nine months following the option grant date so as to cover those shares. The shares under the option vest over 48 equal monthly installments.

On April 17, 2007, Mr. Ewald also received 46,358 restricted stock units (authorized as a non-MIP Plan grant). The grant-date fair value of Mr. Ewald’s restricted stock units was $30.26 per unit. The restricted stock units vest over 48 equal monthly installments.

Successor Company Share-based Compensation

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility is primarily a weighted average of peer companies’ historical and implied volatility. We used the “simplified method” to calculate our expected term, which represents the period of time that options granted are expected to be outstanding. For purposes of performing our valuation, we combined the employees and directors into one group; the amounts below represent the weighted average. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Nine Months Ended June 29, 2007

Expected volatility	41.39%
Expected term (in years)	4.5
Risk-free rate	4.49%
Expected dividends	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of June 29, 2007 and changes during the nine months ended June 29, 2007 are as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at September 29, 2006	0	$0	0	$0
Options granted	1,098,947	$21.84
Options exercised	0	—
Options forfeited or expired	(63,774)	$18.69

Options outstanding at June 29, 2007	1,035,173	$22.04	6.4	$5,959,085

Options vested and exercisable at June 29, 2007	10,048	30.26	6.8	$0

Options expected to vest at June 29, 2007	806,068	$21.92	6.36	$4,713,245

The aggregate intrinsic value represents the difference between the closing price on the last trading day of the fiscal period ended June 29, 2007, which was $ 26.54, and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their “in the money” options on June 29, 2007. The weighted-average fair value of options granted during the nine-month period ended June 29, 2007 was $8.78.

As of June 29, 2007, there was $6.1 million of total unrecognized compensation expense, net of forfeitures, related to unvested stock options that are expected to vest over a weighted-average period of 3.3 years.

Summary of Restricted Stock Units

Restricted stock units are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. We recognize the expense associated

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the restricted stock units, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Non-vested restricted stock units outstanding as of June 29, 2007 and changes during the nine months ended June 29, 2007 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at September 29, 2006	—	$—
Granted	311,815	$21.33
Vested & Issued	(0)	$—
Forfeited	(22,792)	$19.45

Outstanding at June 29, 2007	289,023	$21.48

As of June 29, 2007, there was $3.9 million of unrecognized share-based compensation expense related to outstanding and non-vested restricted stock awards expected to vest. That cost is expected to be recognized over a weighted-average period of 2.7 years. At June 29, 2007, there were approximately 217,000 restricted stock awards expected to vest.

Stock Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our statements of operations for these share-based compensation arrangements were as follows (in thousands):

Nine Months Ended June 29, 2007
Share-based compensation cost included in:
Cost of product and other revenue	$51
Cost of service revenue	63
Research and development	514
Selling, general, and administrative	1,585

Total share-based compensation cost	2,213
Income tax benefit recognized	—

$2,213

Because the amount of share-based compensation associated with the cost of production is not significant, the Successor Company has not capitalized any share-based compensation cost as part of inventory and fixed assets during fiscal 2007. The nine-month period ended June 29, 2007 includes $0.7 million in expense for Mr. McKenna’s restricted stock units that are vested and outstanding but not issued.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Disclosures Pertaining to All Share-Based Compensation Plans

There was no cash received from option exercises under any share-based payment arrangements during the nine months ended June 29, 2007. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended June 29, 2007.

Predecessor Company

The equity structure of the Predecessor Company prior to emergence from Chapter 11 is discussed below.

Predecessor Company Common Stock

The Predecessor Company authorized 750,000,000 shares of common stock $0.001 par value per share. At September 29, 2006, 274,247,196 shares were issued and outstanding. All Predecessor Company common stock was cancelled as of the Emergence Date in accordance with the Plan.

During fiscal 2005, holders converted $0.5 million principal amount of our 6.50% Senior Secured Convertible Notes, resulting in the issuance of 402,400 shares of Predecessor Company common stock.

Share-based Compensation Plans

During the three-month period ended September 29, 2006 and for fiscal 2006 and fiscal 2005, we had three active share-based compensation plans, and two Board approved share-based agreements as described below. The Predecessor Company’s accounting for stock-based compensation expense continued to be recorded in its results of operations during the Chapter 11 proceedings. All existing share-based compensation plans and agreements, including outstanding common stock, stock options, and restricted stock awards issued under these plans were cancelled on the Emergence Date in accordance with the Plan, and the prior equity-holders received no recovery.

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

The Predecessor Company’s Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permits the grant of shares of Predecessor Company common stock or equivalent instruments to its employees (which were subject to conditions and restrictions) and/or of share options on up to a total of 22,500,000 shares of Predecessor Company common stock. Option awards are generally granted with an exercise price equal to the market price of Predecessor Company common stock at the date of grant; those awards generally vest based on four years of continuous service and have seven-year contractual terms. Restricted share awards generally vest in four annual installments.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor Company’s Amended and Restated 1998 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase Predecessor Company stock through payroll deductions at 85% of the lower of the closing price for the stock at the beginning or the end of the six-month purchase period. Purchases are limited to 10% of each employee's compensation and cannot exceed an amount set by the Board of Directors. On January 26, 2006, the Board of Directors suspended new offering periods under the ESPP until otherwise determined by the Board.

On January 26, 2006, the Board approved certain minor amendments to the 1993 Plan, 1996 Plan and ESPP program required to qualify the grant of options and issuance of shares under the plans under applicable state securities laws.

On February 1, 2006, the Predecessor Company entered into an agreement to issue 5,368,044 non-qualified stock options to Dennis McKenna, President, Chief Executive Officer, and then Chairman of the Board. These options would have cliff vested 25% on February 1, 2007 and then in equal quarterly installments over the remaining 36 months. The exercise price was $0.35 per share and would have expired in seven years from the date of grant. The terms of this option were similar to the 1993 Plan described above and vesting of these options may be accelerated on the conditions set forth in the employment agreement dated January 27, 2006. All 5,368,044 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and he received no recovery.

Also February 1, 2006, the Predecessor Company entered into an agreement to issue 2,684,022 shares of restricted common stock to Mr. McKenna. Under the terms of this agreement, the shares would have vested and would have been non-forfeitable over a two-year period ending February 1, 2008. Three-eighths of the shares would have vested on December 31, 2006, with the remaining five-eighths to vest in quarterly installments beginning February 1, 2007. During the vesting period, ownership of the shares could not be transferred. The unvested shares had the same voting rights as other common stock and were considered to be issued and outstanding. All 2,684,022 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and he received no recovery.

As a result of the cancellation of the Predecessor Company share-based compensation plans and Board approved share-based agreements upon emergence from Chapter 11 we accelerated approximately $4 million in unrecognized compensation expense as of September 29, 2006 related to unvested share-based compensation arrangements previously granted under various Predecessor Company plans. The charge was recorded as a reorganization item during the first quarter of fiscal 2007.

Predecessor Company Share-based Compensation

Adoption of SFAS 123(R)

Effective June 25, 2005, the Predecessor Company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method and therefore the Predecessor Company has not restated its financial results for prior periods. Under that transition method, compensation cost recognized during fiscal 2006 included the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R). The Predecessor Company recognized compensation expense for the fair values of these options and awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these options and awards.

Predecessor Company Compensation Costs

The compensation costs that have been included in the Predecessor Company results of operations and the total income tax benefit, if any, that the Predecessor Company recognized on its statement of operations for these share-based compensation arrangements for the three months ended September 2006 and fiscal 2006 were as follows (in thousands):

	Predecessor Company	Predecessor Company
	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Share-based compensation cost included in:
Cost of product and other revenue	$—	$88
Cost of service revenue	—	242
Research and development	—	611
Selling, general, and administrative	122	1,243
Reorganization items	3,981	—

	4,103	2,184
Income tax benefit recognized	—	—

Total share-based compensation cost	$4,103	$2,184

Because the amount of share-based compensation associated with Predecessor Company cost of production is not significant, the Predecessor Company did not capitalize any share-based compensation cost as part of inventory and fixed assets during fiscal 2006 or for the three months ended September 29, 2006. In the three months ended September 29, 2006, there were no cash proceeds from the exercise of stock options. Net cash proceeds from the exercise of stock options were $0.4 million and $4.0 million during fiscal 2006 and fiscal 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended September 29, 2006 and fiscal 2006. In accordance with SFAS 123(R), the Predecessor Company presented excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. The incremental share-based compensation expense associated with the adoption of SFAS 123(R) in fiscal 2006 was $2 million. As a result of the cancellation of our Predecessor Company share-based compensation plans and Board approved share-based agreements upon emergence from Chapter 11, we accelerated approximately $4 million in unrecognized compensation expense as of September 29, 2006 related to unvested share-based compensation arrangements previously granted under our various plans. The charge was recorded as a reorganization item during the first quarter of fiscal 2007. There was additional expense in the first quarter of fiscal 2007 that was not significant.

Prior to June 25, 2005, the Predecessor Company accounted for its share-based compensation plans under the recognition and measurement provisions of APB Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). The Predecessor Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to fiscal 2006, as all options granted under those plans had an

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 148 prior to the adoption of SFAS 123(R), the Predecessor Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table presents the pro forma effect on net loss from continuing operations and net loss per share if the Predecessor Company had applied the fair value recognition provisions of SFAS 123 to options granted under its share-based compensation arrangements during fiscal 2005 (in thousands, except per share amounts):

Predecessor Company
Year Ended June 24, 2005
Net loss from continuing operations, as reported	$(75,732)
Add:
Share-based employee compensation expense included in net income/(loss) from continuing operations	49
Deduct:
Share-based employee compensation expense determined under fair value method	(6,222)

Net income/(loss) from continuing operations, pro forma	$(81,905)

Net income/(loss) per share from continuing operations—basic and diluted:
As reported	$(0.29)

Pro forma	$(0.31)

For purposes of this pro forma disclosure, the Predecessor Company estimated the value of the options using a Black-Scholes-Merton closed-form option pricing formula and amortized that value to expense over the options’ vesting periods. The Predecessor Company allocated this fair value to the pro forma compensation expense of its fiscal period using the accelerated expense attribution method specified in FASB Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company Valuation of Stock Options

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

	Predecessor Company
	Years Ended
	June 30, 2006	June 24, 2005
Expected volatility	110% - 126%	100%
Expected term (in years)	2.34 - 3.67	5.37
Risk-free rate	3.96% - 4.90%	3.89%
Expected dividends	0%	0%

Summary of Stock Options

A summary of options under all of the Predecessor Company share-based compensation plans as of September 29, 2006 and changes during the first three months ended September 29, 2006 and fiscal 2006 and fiscal 2005 are as follows (in thousands, except exercise price and contractual term):

	Predecessor Company
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 25, 2004	34,621	$2.80	6.92	$21,338
Options granted	5,355	$1.63
Options exercised	(641)	$0.80
Options forfeited or expired	(3,894)	$3.53

Options outstanding at June 24, 2005	35,441	$2.58	6.10	$841
Options granted	5,788	$0.37
Options exercised	(746)	$0.54
Options forfeited or expired	(9,492)	$2.40

Options outstanding at June 30, 2006	30,991	$2.27	5.33	$—
Options granted	—	$—
Options exercised	—	$—
Options forfeited or expired	(7,328)	$3.64

Options cancelled upon emergence from bankruptcy	(23,663)	$1.85	—	—

Successor Company options outstanding at September 29, 2006	—	—	—	—

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intrinsic value represents the difference between the Predecessor Company’s closing stock price on the last trading day of the reporting period, which was $0.046, and the exercise price, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on the last day of the reporting period. The weighted-average grant-date fair value of options granted during fiscal 2006 and fiscal 2005 was $0.27 and $1.26, respectively. The total intrinsic value of options exercised during fiscal 2006 was $0.2 million.

Predecessor Company Summary of Restricted Stock Awards

Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Predecessor Company expensed the cost of the restricted stock awards, which was determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapsed.

Non-vested restricted stock awards as of September 29, 2006 and changes during the three months then ended, fiscal 2006 and fiscal 2005 were as follows (in thousands, except weighted average grant date fair value):

	Predecessor Company
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at June 25, 2004	49	$4.77
Granted	—
Vested	—
Forfeited	(49)	$4.77

Non-vested at June 24, 2005	—
Granted	2,684	$0.35
Vested	—
Forfeited	—

Non-vested at June 30, 2006	2,684	$0.35
Granted	—
Vested	—
Forfeited	—
Restricted stock awards cancelled upon emergence	(2,684)	$0.35

Successor company stock awards outstanding at September 28, 2006	—

As of June 30, 2006, there was $0.8 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. As a result of the cancellation of the Predecessor Company’s share-based compensation plans upon emergence from Chapter 11 we accelerated unrecognized compensation expense as of September 29, 2006 related to unvested share-based compensation arrangements previously granted under various Predecessor Company plans. The charge was recorded as a reorganization item during the first quarter of fiscal 2007.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company Employee Stock Purchase Plan

The fair value of each option element of the Predecessor Company’s ESPP was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that used the assumptions noted in the following table. Expected volatilities were based on historical volatility of the Predecessor Company’s stock. Expected term represented the six-month offering period for the Predecessor Company’s ESPP. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Predecessor Company
	Years Ended
	June 30, 2006	June 24, 2005
Expected volatility	72%	83%
Expected term	6 months	6 months
Risk-free rate	3.79%	2.10%
Expected dividends	0%	0%

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

Predecessor Company Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements during fiscal 2006 and fiscal 2005 was $2.9 million and $4.0 million, respectively. Because of the Predecessor Company’s net operating losses, it did not realize any tax benefits for the tax deductions from share-based payment arrangements during fiscal 2006 and fiscal 2005.

Note 6. Other Operating Expense

Other operating expense was as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Restructuring and impairment charges, net	$1,505	$3,926	$21,155	$24,083
Bankruptcy-related charges	2,096	—	—	—

	$3,601	$3,926	$21,155	$24,083

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Successor Company

Restructuring—Nine Months Ended June 29, 2007

Other operating expenses, net represents the costs associated with our restructuring plans and charges associated with changes in estimated useful lives of certain leasehold improvements related to vacated facilities. These actions, by plan, were as follows during the nine-month period ended June 29, 2007 (in thousands):

	Balance at Sept. 29, 2006	Costs Incurred	Non-cash Settlements and Other	Cash Payments	Balance at June 29, 2007
Fiscal 2001 through 2005 plans:
Severance and related charges	$20	$—	$—	$—	$20
Vacated facilities	(7)	—	4	3	—

	13	—	4	3	20

Fiscal 2006 plan 1:
Severance and related charges	261	—	(227)	(34)	—
Vacated facilities	1,111	156	—	(419)	848

	1,372	156	(227)	(453)	848

Fiscal 2006 plan 2:
Severance and related charges	1,808	65	48	(1,640)	281
Vacated facilities	30	—	(30)	—	—

	1,838	65	18	(1,640)	281

Fiscal 2006 plan 3:
Severance and related charges	2,085	289	300	(2,366)	308
Vacated facilities	239	696	(222)	(484)	229
Accelerated depreciation	—	192	(192)	—	—

Other	—	107	—	(107)	—

	2,324	1,284	(114)	(2,957)	537

All restructuring plans:
Severance and related charges	4,174	354	121	(4,040)	609
Vacated facilities	1,373	852	(248)	(900)	1,077
Accelerated depreciation	—	192	(192)	—	—
Other	—	107	—	(107)	—

Total of all restructuring plans	$5,547	$1,505	$(319)	$(5,047)	$1,686

During the nine-month period ended June 29, 2007, we made $5.0 million in payments related to all of our restructuring plans and actions, primarily for severance and related charges. We recognized costs of $1.5 million, primarily for accretion and other costs related to our vacated leased facilities. In addition, in the second quarter of fiscal 2007, we made a $0.3 million adjustment to decrease our estimates of severance and related costs and vacated facilities costs related to fiscal 2006 and prior plans. In accordance with SFAS No. 141 Business Combinations (SFAS 141), these were recorded as fresh-start valuation adjustments and are reflected in the balances at September 29, 2006.

The restructuring liability balance of $1.7 million at June 29, 2007 includes $0.6 million in severance obligations and $1.1 million of facility-related liabilities. We expect to pay the majority of the

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued severance and related charges during the six months following June 29, 2007. The facility-related liabilities represent $3.0 million in future non-cancelable rental payments due, less estimated sublease income of $1.7 million, $1.2 million of which is under contract, and $0.2 million in accretion expense that will be recognized through fiscal 2011. We expect to pay $0.8 million of facility-related charges during the 12 months following June 29, 2007, with the remainder of our restructuring obligations to be paid through fiscal 2011.

As of June 29, 2007, we have completed the execution of our fiscal 2000 through fiscal 2005 restructuring plans, with the exception of certain severance obligations for one of our international subsidiaries.

Bankruptcy-Related Charges

Bankruptcy-related charges represent post-emergence charges incurred, primarily for professional fees, as a direct result of the Predecessor Company’s Chapter 11 filing.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company

Restructuring—Three Months Ended September 29, 2006

Our restructuring and impairment activities, by plan or action, were as follows during the three months ended September 29, 2006 (in thousands):

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

During the first quarter of fiscal 2007, the Predecessor Company made $5.1 million in payments related to all restructuring plans and actions, $4.5 million of which was for severance and related charges and $0.6 million of which was for vacated facilities obligations, primarily rent.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor Company recognized costs of $4.1 million for severance and related charges. The Predecessor Company made minor adjustments to estimates of severance and related costs, vacated facilities costs and operating asset write-downs for fixed assets associated with the end of production of existing Prism and Prism Deskside products related to fiscal 2006 and prior plans. These adjustments included a credit of $0.3 million for commissions expenses related to the settlement that terminated and amended the lease obligations at Amphitheatre Technology Center (“ATC”) and Crittenden Technology Center (“CTC”) in the fourth quarter of fiscal 2006, an increase in estimated costs of $0.2 million for a leased facility that the Predecessor Company vacated under the fiscal 2006 plan 1 due to a change in sublease assumptions and changes in estimated severance and related charges associated with the fiscal 2006 plans 2 and 3 for one international location that had no net impact on restructuring expense.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring—Fiscal 2006

Other operating expenses, net represents the costs associated with the Predecessor Company’s restructuring and impairment activities. These activities, by plan or action, were as follows during fiscal 2006 (in thousands, numbers may not add due to rounding):

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2006, the Predecessor Company made $56.8 million in payments related to all of its restructuring plans and actions, $15.8 million of which was for severance and related charges and $41.0 million of which was for vacated facilities obligations, including $25.0 million in settlement costs for the termination of its lease obligations at ATC and CTC. The $25.0 million cost was due to a June 27, 2006 settlement with the landlord pursuant to which our lease obligations at ATC and two of the buildings at CTC were terminated. This settlement also amended the Predecessor Company’s lease obligations for a third building at CTC. Pursuant to the agreement, the Predecessor Company vacated the two buildings at CTC by June 30, 2006 and vacated the third building by December 31, 2006.

During fiscal 2006, the Predecessor Company recognized costs of $21.2 million, of which $20.0 million was for severance and related charges and $1.9 million was for operating asset write downs for fixed assets and demonstration units and release of purchase commitments, both of which were associated with the end of production of existing Prism and Prism Deskside products. Total vacated facilities and accelerated depreciation cost was a net $0.7 million credit to other operating expense. Costs related to the Predecessor Company’s vacated leased facilities included a $28.0 million charge for the ATC and CTC settlement costs including termination fees, commissions and legal expenses, a $7.0 million accretion expense associated with its fiscal 2004 Mountain View, California headquarters ATC relocation, a $1.0 million accretion expense associated with one building at CTC which the Predecessor Company partially vacated in fiscal 2005 and fully vacated in fiscal 2006, a $5.0 million charge for the fair value of future remaining obligations and accretion expense associated with one building at CTC fully vacated in fiscal 2006, and a $2.0 million charge related to the vacating of other leased facilities throughout the world in fiscal 2006. In addition the Predecessor Company recognized $15.0 million of credits related to the write off of deferred rent and tenant improvement allowances on these vacated facilities, $10.0 million in charges for the acceleration of depreciation associated with changes in the estimated lives of certain leasehold improvements and furniture and fixtures and $2.0 million in write offs for prepaid rent. Upon execution of the settlement for the termination of the Predecessor Company’s lease obligations at ATC and CTC, it recorded a reversal of liabilities of $41.0 million of future rental payments for the ATC and CTC buildings. These included $32.0 million, $5.0 million and $4.0 million related to fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring liability balance of $6.7 million at June 30, 2006 included $4.9 million in severance obligations and $1.8 million of facility-related liabilities. The facility-related liabilities represented $4.4 million in future non-cancelable rental payments due, less estimated sublease income of $2.2 million, $1.4 million of which is under contract, and $0.4 million in accretion expense that will be recognized through fiscal 2011. The Predecessor Company expects to pay all the accrued severance and related charges and $1.5 million of facility-related payments during fiscal 2007, with the remainder of our restructuring obligations to be paid through fiscal 2011.

In an effort to further reduce operating expenses, the Predecessor Company implemented restructuring activities under three fiscal 2006 restructuring plans during fiscal 2006. Under these restructuring plans, the Predecessor Company recognized costs of $19.6 million for the elimination of approximately 500 positions across all levels and functions. In addition to the ATC and CTC settlement, under the fiscal 2006 restructuring plans, the Predecessor Company also recorded a charge of $3.0 million for costs related to vacating approximately 51,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2011. The Predecessor Company completed substantially all facilities related actions under the fiscal 2006 restructuring plans by the end of fiscal 2006, but will continue to make payments on the associated leases through the end of their lease terms. As required by SFAS 146, the Predecessor Company calculated and accrued the fair value of our future contractual obligations under these operating leases using its credit-adjusted risk-free interest rate as of the date the Predecessor Company ceased to use the leased properties. As of June 30, 2006, the fair value of the Predecessor Company’s future remaining obligations for the leased properties was $1.8 million. On a quarterly basis over the periods from the respective cease-use dates to the end of the lease terms, the Predecessor Company is required to accrete these discounted future obligations for the leased property up to their contractually obligated amount of $4.0 million using the effective interest method. In fiscal 2006, the Predecessor Company began to record restructuring accretion expense, which it expects to be less than $1.0 million annually through fiscal 2011. The Predecessor Company’s obligation associated with the fiscal 2006 restructuring plans as of June 30, 2006 included $4.9 million in severance and related charges and the aforementioned $4.4 million of vacated leased facility obligations, net of estimated sublease income of $2.2 million.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring—Fiscal 2005

The Predecessor Company restructuring and impairment activities, by plan or action, were as follows during fiscal 2005 (in thousands):

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

During fiscal 2005, the Predecessor Company made payments of $9.0 million for severance and related charges and $31.3 million for our vacated facilities obligations, primarily rent.

The Predecessor Company recognized restructuring and asset impairment costs of $28.5 million during fiscal 2005. These costs included $10.1 million for severance, primarily associated with its fiscal 2005 restructuring plan, and $18.3 million related to accretion and other costs related to vacated leased facilities. The vacated facilities costs included $8 million in expenses related to vacating

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 198,000 square feet of sales and administrative facilities throughout the world, with lease terms expiring through fiscal 2014. Also included in vacated facilities costs was $10 million in restructuring accretion expense for the ATC, which was part of the fiscal 2004 restructuring plan. In fiscal 2005 the Predecessor Company recorded a $3 million adjustment to reduce the estimated future vacated facilities costs for the fiscal 2004 restructuring plan based on a reduction in the base rent the Predecessor Company received for a facility vacated as part of that restructuring plan.

Note 7. Income (Loss) per Share

Set forth below is a reconciliation of basic and diluted (loss) or income per share from continuing operations (in thousands, except per share amounts):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Net (loss) income from continuing operations	$(103,642)	$326,256	$(146,194)	$(75,732)

Weighted average shares outstanding—basic	11,125	271,563	269,367	263,430
6.50% Senior Secured Convertible Notes	—	150,862	—	—
6.125% Convertible Subordinated Debentures	—	1,450	—	—

Weighted average shares outstanding—diluted	11,125	423,875	269,367	263,430

Net (loss) income per share:
Basic	$(9.32)	$1.20	$(0.54)	$(0.29)

Diluted	$(9.32)	$0.77	$(0.54)	$(0.29)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	845	26,344	153,710	155,848

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Financial Instruments

Cash Equivalents and Marketable and Restricted Investments

The following table summarizes by major security type the fair value of our cash equivalents and marketable and restricted investments at June 29, 2007 and June 30, 2006 (in thousands):

	Successor Company	Predecessor Company
	2007	2006
Money market funds	$—	$2,060
Time deposits	9,101	51,024

Total	9,101	53,084
Less amounts classified as cash equivalents	(1,813)	(4,383)

Total marketable and restricted investments	$7,288	$48,701

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

We designate derivative financial instruments as hedges based in part on their effectiveness in risk reduction and one-to-one matching of the instruments to the hedged transactions. We test the hedging effectiveness of currency forward contracts using a forward-to-forward rate comparison, which makes same-currency hedges perfectly effective. We test the hedging effectiveness of currency option contracts using changes in the option’s intrinsic value and the effect of discounting. As a result, we exclude the change in the volatility value of the option contract from the assessment and immediately recognize that amount in interest and other income (expense), net on our statement of operations. We will designate derivative financial instruments as fair value hedges or cash flow hedges based on the type of risk that they are hedging. At June 29, 2007 and June 30, 2006, we did not have any derivative financial instruments designated as fair value hedges.

Cash Flow Hedges. A cash flow hedge is a derivative financial instrument that hedges the exposure to variability in expected future cash flows attributable to a particular risk. This exposure may be associated with an existing recognized asset or liability or a forecasted transaction. Our cash flow

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedging instruments are primarily currency options and currency forward contracts, generally expiring within one year, purchased as hedges of anticipated sales that are denominated in foreign currencies. These contracts are entered into to mitigate the risk that the eventual cash flows resulting from the transactions will be adversely affected by changes in exchange rates.

We record the portion of the gain or loss in the fair value of our cash flow hedges that is determined to be an effective hedge as a component of other comprehensive loss, and we recognize this amount in our earnings as revenue in the same period or periods in which the hedged transaction affects earnings. We recognize in other income (expense), net on our statement of operations any remaining, ineffective portion of the gain or loss on a hedging instrument during the period of the change. During the three months ended September 29, 2006 and nine months ended June 29, 2007, fiscal 2006, and fiscal 2005, we did not identify any material ineffectiveness in our cash flow hedges, and we did not exclude any gains or losses related to our cash flow hedges from our assessments of hedge effectiveness.

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

Accumulated Derivative Gains or Losses. The following table summarizes activity in other comprehensive loss related to derivative financial instruments held by us and classified as cash flow hedges (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Year Ended June 30, 2006
Opening Balance	$—	$152	$1,719
Reclassified into earnings from other comprehensive loss, net	—	(152)	1,047
Changes in fair value of derivatives, net	—	—	(2,614)

Unrealized gain (loss) on derivative instruments included in other comprehensive loss	$—	$—	$152

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	Successor Company		Predecessor Company
	June 29, 2007		June 30, 2006
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Cash and cash equivalents	$69,887	$69,887	$54,673	$54,673
Marketable investments	7,288	7.288	48,701	48,701
Debt instruments	85,261	85,261	103,521	103,521
Currency forward contracts	6	6	132	132

We estimated these fair values using quoted market prices. These estimated fair values may not be representative of the actual values of the financial instruments that could have been realized as of our fiscal year end or that will be realized in the future.

Note 9. Discontinued Operations

On June 15, 2004, we received $58.4 million in gross proceeds for the sale of our Alias application software business (Alias) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $50.5 million on the transaction. As a result of this transaction, we have shown the operating results of Alias as a discontinued operation. During fiscal 2005, we recorded an additional loss of $276 thousand on the disposition.

Note 10. Sale of Interest in SGI Japan

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $18.6 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%.

On March 30, 2005, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan, Ltd. (“SGI Japan”) to Canon Sales Co., Inc., NIWS Co., Ltd., and SOFTBANK Media & Marketing Corp. The Predecessor Company received net cash proceeds of $29 million and recorded a net gain of $21 million, included as a component of interest and other income (expense), net, in the fourth quarter of fiscal 2005. No tax liability was incurred as a result of this transaction.

For further information regarding our related party relationship with SGI Japan, see Note 23.

Note 11. Concentration of Credit and Other Risks

Credit Risk. Financial instruments that potentially subject SGI to concentration of credit risk consist principally of cash equivalents, investments, currency forward and option contracts, and trade receivables. We place our investments and transact our currency forward and option contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any single

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty. The credit risk on receivables due from counter-parties related to currency forward contracts was immaterial at June 29, 2007 and June 30, 2006. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

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

International Operations. We derive approximately 46% of our revenue from sales outside the United States. Therefore, our results could be affected by events such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. However, the risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

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

Note 12. Consolidated Financial Statement Details

Inventories

Inventories at June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Successor Company	Predecessor Company
	June 29, 2007	June 30, 2006
Components and subassemblies	$19,310	$22,308
Work-in-process	21,270	17,187
Finished goods	9,268	3,783
Demonstration systems	4,506	6,719

Total inventories	$54,354	$49,997

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets at June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Successor Company	Predecessor Company
	June 29 2007	June 30, 2006
Deferred cost of goods sold	$24,150	$29,081
Value-added tax receivable	7,846	7,569
Other	17,580	18,073

Total other current assets	$49,576	$54,723

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment at June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Successor Company	Predecessor Company
	June 29, 2007	June 30, 2006
Land and buildings	$15,291	$42,266
Machinery and equipment (including capitalized software)	18,548	242,410
Furniture and fixtures	1,651	20,609
Leasehold improvements	16,636	34,370

	52,126	339,655
Accumulated depreciation and amortization	(8,734)	(311,781)

Net property and equipment	$43,392	$27,873

Other Non-Current Assets, net

Other non-current assets at June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Successor Company	Predecessor Company
	June 29, 2007	June 30, 2006
Spare parts, net of accumulated depreciation of $6,207 in 2007 and $53,586 in 2006	$17,563	$19,876
Equity Investment, principally SGI Japan, a related party	20,869	18,604
Non-current deferred cost of good sold	10,824	14,667
Other, net of accumulated amortization of $1,649 in 2007 and $2,834 in 2006	10,245	17,555

Total other non-current assets, net	$59,501	$70,702

Note 13. Goodwill

We review Goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. We perform this test separately for each of our two reporting units. Our reporting units are consistent with the reportable segments identified in Note 21. As a result of our Goodwill Impairment testing, we determined that an impairment of the Successor Company Goodwill is not required for the fiscal year ended June 29, 2007.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company Goodwill at June 30, 2006 represented the remaining portion of Goodwill established as a result of its acquisition of Silicon Graphics World Trade Corporation in fiscal 1991. Predecessor Company Goodwill was eliminated and Successor Company Goodwill was established in connection with our adoption of fresh-start accounting (see Note 4). Subsequent fresh-start adjustments, primarily due to the resolution of certain uncertainties in the fourth quarter of fiscal 2007, eliminated Successor Company Goodwill. The adjustments were primarily due to settlement of tax issues relating to our investment in Cray Research. The following table summarizes the changes in the carrying amount of Goodwill for fiscal 2006 and fiscal 2007 (in thousands):

	Products	Global Services	Total
Goodwill balance at June 24, 2005 (Predecessor Company)	$8,386)	$4,515	$12,901
Impairment of Predecessor Company Goodwill	(8,386)	—	(8,386)
Goodwill balance at June 30, 2006 (Predecessor Company)	—	4,515	4,515
Fresh-start valuation adjustments at September 29, 2006	—	(188)	(188)
Goodwill balance at September 29, 2006 (Successor Company)	—	4,327	4,327
Adjustments to valuation	—	(4,327)	(4,327)

Goodwill balance at June 29, 2007 (Successor Company)	$—	$—	$—

Note 14. Other Intangible Assets

Other Intangible Assets, net of accumulated amortization, were approximately $71 million as of June 29, 2007. Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4). Subsequent to September 29, 2006 adjustments were made to the preliminary fresh-start valuation adjustments previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. Other Intangible Assets consist of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount June 29, 2007
		Sept. 29, 2006	Adjustments	June 29, 2007	Sept. 29, 2006	Additions	June 29, 2007
Developed product technology	6	$27,700	$—	$27,700	$—	$(3,463)	$(3,463)	$24,237
In Process R&D	—	500	(500)	—	—	—	—	—
Customer backlog	3	2,700	—	2,700	—	(1,652)	(1,652)	1,048
Royalty license agreements	5	1,900	—	1,900	—	(285)	(285)	1,615
Trademark/trade name portfolio	17	6,400	—	6,400	—	(282)	(282)	6,118
Customer relationships	6	47,500	(3,316)	44,184	—	(5,938)	(5,938)	38,246

		$86,700	$(3,816)	$82,884	$—	$(11,620)	$(11,620)	$71,264

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, in-process research and development of $0.5 million was expensed by the Successor Company during the second quarter of fiscal 2007 and recorded to research and development expense.

In the event that the Successor Company Goodwill has been eliminated or is non-existent, we would instead amortize intangible assets by that amortization amount corresponding to Goodwill had a Goodwill balance existed.

Total amortization expense for other intangible assets for the nine months ended June 29, 2007 was approximately $11.6 million. Annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2008	$13,005
Fiscal 2009	12,908
Fiscal 2010	12,878
Fiscal 2011	12,830
Fiscal 2012	12,454
Thereafter	7,189

$71,264

Note 15. Guarantees

Financial Guarantees

Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at June 29, 2007 was $6 million for which we had $7 million of assets held as collateral.

Assets held as collateral closely approximate fair value. At June 29, 2007, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product Warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years.

Product warranty activity for the Successor Company was as follows (in thousands):

Nine Months Ended June 29, 2007
Product warranty beginning balance at September 29, 2006	$4,942
New warranties issued	6,508
Warranties paid	(5,747)
Changes in warranty rate estimates	(57)

Product warranty ending balance	$5,646

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty activity for the Predecessor Company was as follows (in thousands):

	Three Months Ended Sept. 29, 2006	Year Ended June 30, 2006
Product warranty beginning balance	$5,481	$6,442
New warranties issued	1,195	7,359
Warranties paid	(1,735)	(8,049)
Changes in warranty rate estimates	1	(271)

Product warranty	$4,942	$5,481

Note 16. Debt and Other Financing Arrangements

Debt at June 29, 2007 and June 30, 2006 was as follows (in thousands):

	Successor Company	Predecessor Company
	2007	2006
Term Loan due October 17, 2011	$85,000	$—
Debtor-in-Possession (“DIP”) Financing due November 10, 2006	—	100,000
Other	261	3,521

	85,261	103,521
Less amounts due within one year	(261)	(103,124)

Amounts due after one year	$85,000	$397

Asset Based Credit Facility

On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The term loan bears interest payable at the one, two or three-month LIBOR rate plus 7.00%. The revolving line of credit bears interest payable monthly at the LIBOR rate plus 3.00%. During fiscal 2007, the maximum amount drawn on the revolver and subsequently paid within 20 days of being drawn was $5 million. We plan to utilize up to the full availability under the revolver to fund intra-quarter cash needs. The new facility is secured by substantially all of the assets of the Successor Company and its domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. See Note 27. This facility, combined with net proceeds of $57 million from the rights offering and sale of Overallotment shares, was used to pay off $113 million due under the existing $130 million DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and provide working capital for our ongoing operations. The exit financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2008—$0; fiscal 2009—$13; fiscal 2010—$17; fiscal 2011—$17 and fiscal 2012—$38. See Note 27 to our Consolidated Financial Statements for information on modifications to the Asset Based Credit Facility made subsequent to June 29, 2007.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DIP Financing

In June 2006, the Debtors entered into the DIP Agreement with the DIP Lenders, which provided up to $130 million of debtor-in-possession financing and consisted of a $100 million term loan and a $30 million revolving line of credit. The DIP Agreement was secured by certain assets of the Borrowers. This DIP Agreement was approved by the Court on June 26, 2006. The Order approving the DIP Agreement (i) authorized the Debtors to incur post-petition secured indebtedness in the amount of $130 million while granting to the Administrative Agent and lenders thereunder, subject to specified “permitted” prior liens, and a “carve-out” for specified professional fees and other costs and expenses, super priority administrative expense claims and first priority priming liens against, and security interests in, substantially all of the Debtors’ then-owned and after-acquired property, (ii) authorized the Debtors to repay amounts owed under their pre-petition credit agreement, which was repaid on June 28, 2006, (iii) authorized the Debtors to repay amounts borrowed under the Interim DIP Agreement, and (iv) authorized the Debtors’ use of cash collateral of their secured notes and granted to the secured note holders certain adequate protection of their interests therein. We borrowed $113 million against this facility. On the Effective Date, all amounts due under the DIP Agreement were repaid and the agreement was terminated in accordance with its terms.

Other Debt

Other debt at June 29, 2007 represents a $0.2 million loan secured by a receivable. The loan bears interest at a fixed annual rate of 5.22% and is repayable in quarterly installments ending in fiscal 2008. At June 30, 2006 this loan represented $1 million of the $4 million in other debt. Other debt at June 30, 2006 also included $3 million of proceeds received in connection with products sold under certain sales-type lease arrangements, after which we sold the lease receivables to certain financial institutions. These debt amounts represented future revenue streams for customer support contracts on those leased products that we were required under EITF 88-18, Sales of Future Revenue, to classify as debt. These future revenue streams were written off as part of the fresh-start accounting valuation process.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual lease payments under non-cancelable operating leases and contractual receipts from non-cancelable subleases, substantially all of which relate to facilities in restructuring, are as follows at June 29, 2007 (in thousands):

	Non-cancelable Operating Leases
	Facilities and Equipment Not in Restructuring	Facilities in Restructuring	Total	Non-cancelable Subleases	Net Payments
Fiscal 2008	$8,677	$833	$9,510	$(202)	$9,308
Fiscal 2009	7,634	649	8,283	(124)	8,159
Fiscal 2010	5,010	339	5,349	—	5,349
Fiscal 2011	3,395	113	3,508	—	3.508
Fiscal 2012	1,181	—	1,181	—	1,181
Thereafter	374	—	374	—	374

	$26,271	$1,934	$28,205	$(326)	$27,879

Aggregate operating lease rent expense in fiscal 2007, fiscal 2006, and fiscal 2005, was $10 million, $14 million, and $20 million, respectively.

Note 18. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net were as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Year Ended June 30, 2006
Beginning balance	$—	$(19,997)	$(17,448)
Unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	—	—	(1,567)
Foreign currency translation adjustments	—	95	(982)
Elimination of other comprehensive income upon emergence from bankruptcy	—	19,902	—

Ending balance	$—	$—	$(19,997)

Note 19. Income Taxes

The components of (loss) income from continuing operations before income taxes were as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
United States	$(123,341)	$313,646	$(137,912)	$(109,009)
International	28,402	14,992	(11,928)	25,263

	$(94,939)	$328,638	$(149,840)	$(83,746)

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Federal:
Current	$222	$111	$388	$(4,113)
Deferred			—	—

State:
Current	(200)	(4)	(758)	246
Deferred			—	—

Foreign:
Current	8,841	2,375	(3,016)	(4,059)
Deferred	(160)	(100)	(260)	(88)

	$8,703	$2,382	$(3,646)	$(8,014)

The (benefit) provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our (loss) income from continuing operations before income taxes as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years ended
			June 30, 2006	June 24, 2005
Tax at U.S. federal statutory	$(33,229)	$115,023	$(52,444)	$(29,311)
Fresh Start and Reorganization	21,563	(120,049)
State taxes, net of federal tax benefit	(130)	(3)	(493)	160
Net operating loss with no tax benefit	11,844	5,090	55,772	27,598
Utilization of predecessor company’s foreign tax net operating loss carryovers credited to noncurrent intangibles due to Fresh Start Accounting	4,969
Net foreign tax expense (benefit)	3,712	2,275	(3,276)	(4,147)
Earnings subject to foreign taxes at lower rates			—	(4,057)
Goodwill impairment			(2,935)	—
Other	(26)	46	(270)	1,743

	$8,703	$2,382	$(3,646)	$(8,014)

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 29, 2007 and June 30, 2006 (in thousands):

	Successor Company	Predecessor Company
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$548,113	$586,240
General business credit carryforwards	49,154	59,716
Capitalized research expenses	89,442	80,909
Inventory valuation	19,674	20,507
Reserves not currently deductible	20,434	20,418
Other	95,333	109,117

Subtotal	822,150	876,907
Valuation allowance	(820,504)	(791,426)

Total deferred tax assets	1,646	85,481

Deferred tax liabilities:
U.S. residual taxes on unremitted foreign earnings	0	83,822
Other	3,392	3,665

Total deferred tax liabilities	3,392	87,487

Total	$(1,746)	$(2,006)

At June 29, 2007, the Successor Company had gross deferred tax assets arising from deductible temporary differences, tax operating losses, and tax credits of $822 million. The gross deferred tax assets were offset by a valuation allowance of $821 million and deferred tax liabilities of $3 million. The valuation allowance of $821 million included $32 million attributable to tax benefits of stock option deductions, which, if recognized, would be allocated directly to additional paid-in capital. $799 million of the total valuation allowance of $821 million originated from the predecessor company, for which any subsequently recognized tax benefits will be applied to reduce Goodwill and/or other intangibles or directly to additional paid-in-capital, rather than adjustments to our future statement of operations, as they existed before we adopted fresh-start accounting as of September 29, 2006. Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carryforwards would still be available to us in order to offset future taxable income in the United States subject to applicable tax laws and regulations.

The total valuation allowance increased $29 million in fiscal 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income operating activities. As of June 29, 2007, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal, state, and foreign operations are realizable. Deferred income taxes are no longer provided on the undistributed earnings of foreign subsidiaries for the Successor Company. For nine-months ending June 29, 2007, the undistributed earnings of foreign subsidiaries were $5 million. In fiscal year 2007 in connection with the adoption of fresh-start accounting, we reevaluated our policies related to earnings from foreign subsidiaries. Based on this review, effective September 29, 2006, the Company has adopted a change in policy. We have no present intention of remitting or repatriating to the U.S. earnings of our foreign subsidiaries aggregating approximately

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$351 million as of June 29, 2007, and, accordingly no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

At June 29, 2007, the Successor Company had United States federal, California state, and foreign jurisdictional net operating loss carryforwards of $1.4 billion, $277 million, and $167 million, respectively. The net operating loss carryforwards incurred prior to SGI’s Chapter 11 reorganization for United States federal, California state, and foreign are $1.2 billion, $243 million, and $163 million, respectively. Of these $5 million were recognized against intangible assets as the Company had no remaining Goodwill at June 29, 2007. There was no impact to cash as a result of this charge. To the extent that the Successor Company utilizes foreign or domestic net operating loss carryforwards to reduce taxable income, such amount will be recorded as tax expense with a corresponding reduction to intangible assets. The federal losses will begin expiring in fiscal 2010, the California state losses will begin expiring in fiscal 2011, and the foreign losses will begin to expire in fiscal 2008. At June 29, 2007, the Successor Company also had general business credit carryovers of $29 million for United States federal tax purposes, which will begin to expire in fiscal 2008, and alternative minimum tax credits of $5 million, which do not have fixed expirations dates. The Successor Company had California state research and development credits of $29 million, which do not have expiration dates, and California state manufacturing investment tax credits of $2 million which will begin to expire in fiscal 2008.

Most of these net operating loss carryforwards were incurred prior to SGI’s Chapter 11 reorganization and therefore are subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of net operating loss and credit carryforwards are limited if, during a testing period (usually three years), there is greater than a 50% cumulative shift in the ownership of its stock. As a result of the bankruptcy reorganization, SGI exchanged some of its debt for common stock. This exchange is expected to result in more than a 50% cumulative shift in the stock ownership of SGI. Accordingly, SGI’s ability to utilize its net operating losses may be significantly limited as provided under section 382 of the Internal Revenue Code.

We file income tax returns with the U.S. government, and various states and foreign jurisdictions. Our U.S. income tax returns for fiscal years 2004 to 2006 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. SGI has however established tax reserves associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement, and Joint Committee of Tax has approved, of certain tax issues relating to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement will result in approximately $7.5 million of tax refund/credit, including applicable interest. The actual amount of the interest on the refund upon receipt may be materially different than our estimate as the interest computation is complex. We have recognized the estimated benefit related to this potential credit as of June 29, 2007.

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these audits surrounds proposed adjustments we made in April 2005 through a voluntary disclosure to our prior year Canadian federal tax returns for fiscal years 1996 through 2004. We previously established tax reserves associated with these historic Canadian federal tax returns on the basis of issued assessments for fiscal years 1996 through 2002 and submitted tax returns for fiscal years 2003 and 2004. Additionally, pursuant to the above referenced voluntary disclosure, we have requested certain adjustments to our Canadian federal tax returns for fiscal years

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 through 2004, which are being reviewed by the Canadian Revenue Authorities. The discussion with the Canadian tax authorities is at an early stage; therefore, it is uncertain as to whether our application will be accepted and as to the amount of the adjustments. If accepted however, it is anticipated that the adjustment will result in a benefit to us. We have not recognized any benefit related to this potential credit as of June 29, 2007.

We are also currently being audited by local tax authorities in Korea for fiscal years 2003 through 2005 for which we believe we have adequate reserves. The Korean government assessed additional income taxes to our Korean subsidiary for fiscal years 2003 through 2005 in the amount of approximately $1.7 million as a result of allocation of expenses from SGI pursuant to support services rendered by SGI. We are currently pursuing competent authority procedure to mitigate the resulting double taxation.

In France, the tax authority proposed an adjustment to our income taxes for the 2003 through 2005 fiscal years which we have settled through the administrative appeal channels. This adjustment again relates to the deductibility of services provided by SGI to its French subsidiary. The tax assessment is completely offset by our French net operating loss carry forward.

Unrecognized Tax Benefits

The Successor Company was required to adopt changes in accounting principles that will be required in the consolidated financial statements of the Successor Company within the 12 months following the adoption of fresh-start reporting. As a result, the Successor Company was required to early adopt FIN No. 48 on September 29, 2006. There was no material impact on the Successor Company’s consolidated results of operations resulting from the implementation of FIN No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Successor Company is as follows (in thousands):

Nine Months Ended June 29, 2007
Unrecognized tax benefits beginning balance at September 29, 2006	$23,270
Additions based on tax positions taken during a prior period	2,867
Additions for tax positions taken during the current period	244
Reductions due to settlements with taxing authorities	(6,801)
Reductions due to a lapse of the applicable statute of limitations	—

Unrecognized tax benefits ending balance *	$19,580

*	If the unrecognized tax benefits at June 29, 2007 were recognized, the effective tax rate would not be affected.

Substantially all unrecognized tax benefits are recorded in “Other Non-current Liabilities.”

Future settlement and adjustments to these unrecognized tax benefits will be adjustments to Goodwill and/or other intangibles or directly to additional paid-in-capital, rather than adjustments to our future statement of operations, as they existed before we adopted fresh-start accounting as of September 29, 2006.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and Penalties

Interest and penalties related to income taxes are recognized in the income tax provision. Penalties were not recorded during fiscal 2006 or during both the three months ended September 29, 2006 or the nine months ended June 29, 2007. In fiscal year 2006, the Predecessor Company recognized interest expense of $1.3 million.

During the three- and nine-month periods ended June 29, 2007, the Successor Company recognized $0.4 million and $1.1 million, respectively, in interest expense. The Successor Company had approximately $9.2 million for the payment of interest and penalties accrued at June 29, 2007.

Note 20. Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of 3 years. Currently, the value of these arrangements totals $28.0 million and cover periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the nine months ended June 29, 2007, we earned approximately $6.79 million in compensation. During the three months ended September 29, 2006, the Predecessor Company earned approximately $1.25 million in compensation. We recognize the funding on a percentage of completion basis. These amounts are recognized as an offset to research and development expense.

Note 21. Segment Information

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

Our Core Systems are comprised of our high-performance servers and visualization systems based on Intel Itanium 2 microprocessors and the Linux operating system and storage solutions. Our Core Systems include the SGI® Altix® family of high-performance servers and the SGI® InfiniteStorage line of storage solutions. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Core Systems also include the Silicon Graphics Prism™ family of visualization systems. These visualization systems are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

systems integrate high-performance computing, data management, and high-performance visualization into a single system. The Prism family of visualization systems has recently been discontinued.

Our Legacy Systems are comprised of our high-performance servers and visualization systems based on MIPS RISC microprocessors and the IRIX operating system. Our Legacy Systems include the SGI Origin family of high-performance servers. These are high-performance supercomputing systems designed for technical computing applications, and they are also used as storage management servers for managing very large data repositories that contain critical information and media servers for broadcast television applications. Our Legacy Systems also include the Silicon Graphics Tezro and Silicon Graphics Fuel workstations and the SGI® Onyx® family of graphics systems. These workstations are used in a variety of applications, including computer-aided design, medical imaging, 2D and 3D animation, broadcast, modeling, and simulation. Our graphics systems integrate high-performance computing, data management, and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS/IRIX-based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Global Services

Our Global Services segment supports our computer hardware and software products and provides professional services and ongoing maintenance support arrangements to help customers realize the full value of their information technology investments. Our professional services organization provides technology consulting, education, managed services, and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended	Years Ended
		Sept. 29, 2006	June 30, 2006	June 24, 2005
Core Systems:
Server products	$121,572	$34,914	$123,827	$206,995
Storage products	37,469	12,750	49,933	64,279

Total Core Systems	159,041	47,664	173,760	271,274
Legacy Systems:
Server products	34,843	12,324	73,843	160,152
Storage products	2,627	618	4,492	4,554

Total Legacy Systems	37,470	12,942	78,335	164,706

Total Products revenue	$196,511	$60,606	$252,095	$435,980

Support services	$111,939	$48,396	$214,083	$236,185
Professional services and solutions	32,614	12,803	52,627	57,800

Total Global Services revenue	$144,553	$61,199	$266,710	$293,985

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results for our reportable segments were as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended	Years Ended
		Sept. 29, 2006	June 30, 2006	June 24, 2005
Revenue from external customers:
Products	$196,511	$60,606	$252,095	$435,980
Global services	144,553	61,199	266,710	293,985

Total consolidated	$341,064	$121,805	$518,805	$729,965

Operating Income (loss):
Products	$(85,559)	$(23,448)	$(142,792)	$(86,282)
Global services	3,455	11,912	37,370	13,896

Total reportable segments	(82,104)	(11,536)	(105,422)	(72,386)
Other operating expense	(3,601)	(3,926)	(21,155)	(24,083)

Total consolidated	$(85,705)	$(15,462)	$(126,577)	$(96,469)

Our revenue by geographic region, based on the location of the customer, was as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Americas	$194,216	$76,170	$306,156	$447,974
Europe	121,295	20,608	130,831	176,641
Rest of world	25,553	25,027	81,818	105,350

Total	$341,064	$121,805	$518,805	$729,965

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our long-lived assets, except long-term restricted investments, other long-term investments, and net long-term deferred tax assets, were located in geographic regions as follows (in thousands):

	Successor Company	Predecessor Company
	June 29, 2007	June 30, 2006
Americas	$163,655	$71,907
Europe	4,565	6,634
Rest of world	5,937	5,946

Total	$174,157	$84,487

No single customer represented 10% or more of our total revenue in any annual period presented. For the nine month period ending June 29, 2007, we recognized revenue from a single customer which amounted to 12% of the revenue of this period.

Note 22. Benefit Plans

401(k) Retirement Savings Plan. We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% employer match of an employee's contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. Our matching contributions were approximately $0.1 million for the three months ended September 29, 2007 and $1.0 million for the nine months ended June 29, 2007 and $1 million for fiscal 2006.

Deferred Compensation Plan. The Predecessor Company had a Non-Qualified Deferred Compensation Plan that allows eligible executives and directors to defer a portion of their compensation. The deferred compensation, together with employer matching amounts and accumulated earnings, was accrued but unfunded. Such deferred compensation is distributable in cash and amounted to approximately $2 million as of June 30, 2006. A participant may have elected to receive such deferred amounts in one payment or in annual installments no sooner than two years following each annual election. Participant contributions were always 100% vested and our matching contributions vested as directed by the board of directors. There have been no matching contributions to date. As a result of the bankruptcy, the funds held in the Non-Qualified Deferred Compensation Plan were distributed to the Debtor. The participants in this plan became general unsecured creditors under SGI’s Plan of Reorganization. This plan was not assumed by part of the Reorganization, so it was automatically terminated as a result of our emergence from Bankruptcy on October 17, 2006.

Note 23. Related Party Transactions

Prior to the sale of our interest in SGI Japan, during the first quarter of 2007, we recorded our proportionate share of SGI Japan's financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Subsequent to the sale, we started utilizing the Cost Accounting Method in accordance with APB 18. We record product revenue sold to SGI Japan under SEC Staff Accounting Bulletin No. (“SAB 104”), Revenue Recognition.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and cost of revenue associated with sales to SGI Japan, which represent substantially all of our sales to related parties, were as follows (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Product revenue	$8,706	$15,377	$28,836	$44,658

Cost of product revenue	$5,504	$9,233	$17,613	$25,616

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

We did not make any purchases from related parties during the three months ended September 29, 2007 and the nine months ended June 29,2007, fiscal 2006 and fiscal 2005. Aggregate amounts receivable from these related parties were immaterial at June 29, 2007 and amounted to $0.2 million at June 30, 2006. Aggregate amounts payable to these related parties were immaterial at each of June 29, 2007 and June 30, 2006.

Note 24. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Cash paid during the year for:
Interest	$7,256	$2,757	$13,453	$16,830
Income taxes, net of refunds	$2,573	$2,763	$2,302	$(9,267)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Successor Company	Predecessor Company
	Nine Months Ended June 29, 2007	Three Months Ended Sept. 29, 2006	Years Ended
			June 30, 2006	June 24, 2005
Conversion of 6.50% Senior Secured Convertible Notes into common stock	$—	$—	$—	$503

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Contingencies

We may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we record a provision for a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open income tax, VAT, and sales tax audits for years 2003 through 2005 in various foreign jurisdictions.

The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material adverse impact on our financial condition, results of operations or cash flows.

As described in Note 2, Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) was stayed, and absent further order of the Court, no party, subject to certain exceptions, was permitted to take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Emergence Date, we emerged from Chapter 11.

SCO Group, the successor to AT&T as the owner of certain UNIX system V intellectual property and as our licensor, has publicly claimed that certain elements of the Linux operating system infringe SCO Group’s intellectual property rights The Predecessor Company received a notice from SCO Group purporting to terminate, as of October 14, 2003, our fully paid license to certain UNIX operating system-related code, under which we distribute our IRIX operating system, on the basis that we have breached the terms of such license. We believe that the SCO Group’s allegations are without merit and that our fully paid license is non-terminable. SCO Group failed to assert a claim in our bankruptcy case and any pre-petition liability, if any existed, was discharged upon our emergence from bankruptcy.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.2 million based on the conversion rate as of June 29, 2007). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($12.1 million based on the conversion rate as of June 29, 2007), which exceeds our contractual limit of liability of €2 million ($2.7 million based on the conversion rate as of June 29, 2007). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.2 million based on the conversion rate as of June 29, 2007) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On July 29, 2005, Syntegra (USA), Inc., a computer repair services vendor, filed a complaint against the Predecessor Company in the U.S. District Court, Northern District of California, in

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Predecessor Company received a notice from LG Electronics, Inc. (“LGE”) asserting that the Predecessor Company infringed certain LGE patents. During the bankruptcy proceeding, the parties entered into a stipulation wherein LGE agreed to withdraw the pending motion, agreed not to file any objection to confirmation of the Debtors' plan of reorganization, and agreed to withdraw all proofs of claim asserting pre-petition infringement except the one filed against the Predecessor Company. We agreed that LGE would receive a distribution of $375,000 from the General Unsecured Creditors Claim pool established as part of the Plan of Reorganization.

On September 28, 2006, we filed a lawsuit against LGE in the United States District Court for the Northern District of California seeking a declaratory judgment that we do not infringe LGE’s patents. On May 31, 2007, the Company and LGE stipulated to a dismissal of all claims pending in the September 28, 2006 complaint. The action was dismissed without prejudice and defendant waived all damages that accrued or have accrued since May 8, 2006 with respect to the patents, up to the date that any complaint regarding the patents is refiled. Also, LGE must give counsel of record 30 days’ notice prior to pursuing any claims based on the patents in dispute, and the Company shall have 30 days to refile its claims for declaratory relief. Damages for any alleged infringement of the patents identified in the complaint begin to accrue from the date any complaint with respect to the patents is filed by either party.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. in U.S. District Court—Western District of Wisconsin. In our complaint, we assert that products in ATI's line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

In late 2006, AMD announced the completion of its acquisition of ATI Technologies, Inc. We filed an amended complaint adding two additional patents to its claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14, 2006, the trial has been set for February 4, 2008.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 1, 2007, we received a letter from counsel for Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software. BHEL has asserted a claim for damages, reimbursement and interest of $1.9 million and has demanded arbitration. We are currently investigating the claim and considering arbitration options.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 26. Selected Quarterly Financial Data (unaudited)

	Fiscal 2007 (In thousands, except per share amounts)
	Successor Company			Predecessor Company
	June 29	March 30	December 29	September 29
Total revenue	$122,295	$111,046	$107,723	$121,805

Costs and expenses:
Cost of revenue	90,148	74,355	89,305	74,975
Research and development	14,870	14,186	14,984	16,007
Selling, general and administrative	41,697	42,017	41,606	42,359
Other operating expense (1)	358	358	2,885	3,926

Operating Loss	(24,778)	(19,870)	(41,057)	(15,462)
Interest and other income (expense) , net	(4,613)	(2,662)	(1,959)	3,703
Reorganization items (2)	—	—	—	340,397

Gain (Loss) before income taxes	$(29,391)	$(22,532)	$(43,016)	$328,638

Net Gain (Loss)	$(36,928)	$(23,020)	$(43,694)	$326,256

Net Income (Loss) per common share:
Basic	$(3.32)	$(2.07)	$(3.93)	$1.20

Diluted	$(3.32)	$(2.07)	$(3.93)	$0.77

Shares used in the calculation of net income (loss) per common share:
Basic	11,125	11,125	11,125	271,563

Diluted	11,125	11,125	11,125	423,875

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company

	Fiscal 2006
	June 30	March 31	December 30	September 30
Total revenue	$115,708	$105,562	$136,796	$160,739

Costs and expenses:
Cost of revenue	70,532	68,227	80,952	100,722
Research and development	18,220	20,838	21,254	23,365
Selling, general and administrative	42,903	51,336	57,627	59,865
Impairment of Goodwill	—	8,386	—	—
Other operating expense (1)	(7,694)	11,550	10,114	7,185

Operating loss	(8,253)	(54,775)	(33,151)	(30,398)
Interest and other income (expense) , net	(3,615)	(4,292)	(2,226)	(5,304)
Reorganization items (2)	(7,826)	—	—	—

Loss from continuing operations before income taxes	$(19,694)	$(59,067)	$(35,377)	$(35,702)

Net loss from continuing operations	$(20,376)	$(53,955)	$(35,664)	$(36,199)
Net loss from discontinued operations, net of tax	—	—	—	—

Net loss	$(20,376)	$(53,955)	$(35,664)	$(36,199)

Net loss per common share – basic and diluted:
Continuing operations	$(0.08)	$(0.20)	$(0.13)	$(0.14)
Discontinued operations	—	—	—	—

Net loss per common share – basic	$(0.08)	$(0.20)	$(0.13)	$(0.14)

Shares used in the calculation of net loss per common share:
Basic	271,563	270,452	268,383	267,036

Diluted	271,563	270,452	268,383	267,036

(1)	Other operating expense is composed of estimated restructuring costs, related accretion and asset impairment charges in each quarter of fiscal 2007 and fiscal 2006. The last three quarter of fiscal 2007 also includes bankruptcy-related items incurred post-emergence.

	Quarters Ended
	Dec 30, 2005	Sept 30, 2005
Total revenue (decrease)	$(7,597)	$(8,938)
Operating loss (increase) (3)	$(4,231)	$(4,128)
Net loss from continuing operations (increase)	$(4,231)	$(4,128)
Net loss per common share (increase)	$(0.02)	$(0.02)

(2)	Reorganization items represent expenses for professional fees and the effects of our plan.

(3)	Includes fourth quarter adjustments of $5 million related to Successor Company’s net provision for income taxes resulting from releasing the Predecessor Company’s valuation allowance when the Successor Company utilized tax net operating loss carryovers from the Predecessor Company.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27. Subsequent Event

In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

On September 11, 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd and Watershed Technology Holdings, LLC, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement, and substituted themselves as the lenders under the $30 million line of credit. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we must comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement, and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75%. or the Alternative Base Rate plus 3.50%, at our option.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report because of the material weakness in our internal control over financial reporting discussed below. This material weakness does not affect previously reported results.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2007 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of June 29, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to accounting for income taxes has been identified as of June 29, 2007. The material weakness was comprised of the following deficiencies: The Company did not have adequate resources with sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles, specifically under fresh start accounting. The Company did not have adequate policies and procedures in place to ensure that the schedules supporting the income tax provision were properly prepared and reviewed.

These deficiencies resulted in a material error in our income tax provision.

The effectiveness of our internal control over financial reporting as of June 29, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing changes to respond to the aforementioned material weakness on an immediate and longer term basis. The immediate responsive action being taken includes the implementation of process improvements related to foreign tax subsidiary reporting, enhancing the training of our tax accounting personnel, and implementing additional procedures appropriate for the internal financial close process as it relates to the tax department. We will begin remediation immediately, and expect to continue to implement further improvements throughout the next 12 months.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors appearing under the heading “Directors and Nominees for Director” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders (the “2007 Proxy Statement”), is incorporated herein by reference. See Executive Officers of the Registrant in Part 1, Item 1 of this report for information about Executive Officers of the Company.

The information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Code of Business Conduct and Ethics” in the 2007 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Audit Committee” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Executive Compensation” and “Directors’ Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Compensation and Human Resources Committee Interlocks and Insider Participation” in the 2007 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Compensation and Human Resources Committee Report” in the 2007 Proxy Statement is incorporated herein by reference. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2007 Proxy Statement shall not be deemed “filed” for purposes of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board Operations” in the 2007 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the headings “Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in the 2007 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	FINANCIAL STATEMENTS: See "Index to Consolidated Financial Statements" under Item 8 of this Annual Report

2.	FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc. Schedules not listed have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		(Write-offs)/ Recoveries	Balance at End of Period
Year ended June 24, 2005:
Accounts receivable allowance	$4,575	$280	$(1,120	)(2)	$(1,508)	$2,227
Deferred tax asset allowance	$743,524	$21,673	$8,504	(1)	$(43,085)	$730,616
Year ended June 30, 2006:
Accounts receivable allowance	$2,227	$877	$(132)		$145	$3,117
Deferred tax asset allowance	$730,616	$59,795	$1,015	(1)	$—	$791,426
Three months ended September 29, 2007:
Accounts receivable allowance	$3,117	$190	$(863)		$19	$2,463
Deferred tax asset allowance	$791,426	$7,332	$3,217	(1)	$(3,342)	$798,883
Nine months ended June 29, 2007:
Accounts receivable allowance	$2,463	$(8)	$(49)		$(394)	$2,012
Deferred tax asset allowance (3)	$798,883	$25,764	$(4,143	)(1)	$—	$820,504

(1)	Reserve of paid-in capital benefits related to stock option activity and other activities, such as $4.9 million release of valuation allowance due to usage of Predecessor NOL that was charged against intangibles.

(2)	In addition to the items noted in (1), includes approximately $1 million of accounts receivable allowance for discontinued operations and approximately $1 million of MCSI reserve reclassification to long term accounts receivable.

(3)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (primarily related to net operating loss carryforwards). The activity in the deferred tax assets allowance accounts has no impact on our statement of operations.

3.	EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified, dated September 15, 2006 (incorporated by reference to Exhibit 2.1 of registrant’s Current Report filed on Form 8-K filed on September 19, 2006)

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (incorporated by reference to Exhibit 2.2 of registrant’s Current Report filed on Form 8-K filed on September 19, 2006)

3.1	Amended and Restated Certificate of Incorporation of Silicon Graphics, Inc., dated as of October 17, 2006 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

3.2	Second Amended and Restated Bylaws of Silicon Graphics, Inc., dated as of October 17, 2006 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

4.1	Registration Rights Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc. and certain stockholders of Silicon Graphics, Inc. , including Watershed Capital Partners, L.P., Watershed Capital Institutional Partners, L.P., Watershed Capital Partners (Offshore), Ltd., QDRF Master Ltd., Quadrangle Debt Recovery Income Fund Master Ltd., Quadrangle Debt Opportunities Fund Master Ltd., and Encore Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

4.2	First Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the registrant’s Annual Report on Form 10-K for the period ending on June 30, 2006) .

4.3	Second Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit4.11 to the registrant’s Annual Report on Form 10-K for the period ending on June 30, 2006)

10.1	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between the registrant and AT&T Information Systems Inc. (incorporated by reference to exhibits of registrant’s Registration Statement on Form S-1 (No. 33-8892), which became effective October 29, 1986)

10.2	Software License Agreement dated January 24, 1986, between the registrant and AT&T Information Systems Inc. (incorporated by reference to exhibits of registrant’s Registration Statement on Form S-1 (No. 33-12863), which became effective March 31, 1987)

10.3*	Form of Employment Continuation Agreement entered into between the registrant and its executive officers, as amended and restated as of April 25, 2001 (incorporated by reference to Exhibit 10.4 of registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2005)

10.4*	Form of Agreement dated September 15, 2006, requiring acknowledgment by executive officers that no change of control will occur in connection with emergence from bankruptcy (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the periods ended June 30, 2006)

10.5*	Executive Incentive Plan Description and Summary Forms of Notice (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on November 8, 2005)

10.6*	Sales Executive Compensation Plan Description and Summary Form of Notice (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on November 8, 2005)

10.7	Post-Petition Loan and Security Agreement dated June 28, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 29, 2006)

10.8	Global Settlement Agreement dated June 23, 2006 (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on June 27, 2006)

10.9*	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K filed on December 7, 2007)

10.10*	Forms of Notice of Stock Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.11*	Silicon Graphics, Inc. Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006)

10.12*	Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated January 27, 2006 (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on February 2, 2006)

10.13*	Amended Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006 (incorporated by reference to Exhibit 10.3 of registrant’s Form 8-K filed on April 20, 2006)

10.14*	Amended Restricted Stock Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006 (incorporated by reference to Exhibit 10.4 of registrant’s Form 8-K filed on April 20, 2006)

10.15*	Notice of Restricted Stock Unit Award to Dennis McKenna dated March 30, 2007 (incorporated by reference to Exhibit 10.39 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2007)

10.16*	Restricted Stock Unit Award Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007 (incorporated by reference to Exhibit 10.40 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2007)

10.17*	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 9, 2007 (incorporated by reference to Exhibit 10.41 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2007)

10.18*	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007 (incorporated by reference to Exhibit 10.42 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2007)

10.19	Release and Waiver of Claims Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 3, 2007 . (incorporated by reference to Exhibit 10.43 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2007)

10.20	Form of Indemnification Agreement between the registrant and its directors and executive officers (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2006)

10.21	Summary of November 7, 2006 Performance Bonus Awards (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2006)

10.22	Vice Presidents’ Severance Benefits Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended March 31,2006)

10.23	Senior Secured Credit Facility, dated October 17, 2006, by and among Silicon Graphics,
Inc., certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., General Electric
Capital Corporation and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

10.24	Security Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc., certain of its subsidiaries and General Electric Capital Corporation, in its capacity as the Collateral Agent under the Credit Agreement. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

10.25	Pledge Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc., certain of its subsidiaries and General Electric Capital Corporation, in its capacity as the Collateral Agent under the Credit Agreement. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 20, 2006)

10.26	First Amendment to the Senior Secured Credit Agreement dated as June 5, 2007 (incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K filed on June 11, 2007)

10.27	Lease Agreement dated as of September 7, 2006, between Christensen Holdings, L.P. and Silicon Graphics, Inc. relating to the property at 1140-1154 East Arques Avenue, Sunnyvale, California (incorporate by reference to Exhibit 10.36 of the registrant’s form 10-K for the period ended June 30, 2006)

10.28	Second Amendment to the Senior Secured Credit Agreement dated as of September 11, 2007

10.29	Employment Agreement between Silicon Graphics, Inc and Robert H. Ewald entered into on April 9, 2007

10.30	Mutual Separation and General Release Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 6, 2007

21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.8 of registrant’s Form 10-K for the year ended June 30, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Ewald and Kathy Lanterman.

*	This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.

	By:	/S/ ROBERT H. EWALD
Dated: September 12, 2007		Robert H. Ewald Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT H. EWALD Robert H. Ewald	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2007

/S/ KATHY LANTERMAN Kathy Lanterman	Chief Financial Officer (Principal Financial Officer)	September 12, 2007

/S/ DAVID A. BARR David A. Barr	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 12, 2007

/S/ KEVIN KATARI Kevin Katari	Chairman and Director	September 12, 2007

/S/ EUGENE I. DAVIS Eugene I. Davis	Director	September 12, 2007

/S/ ANTHONY GRILLO Anthony Grillo	Director	September 12, 2007

/S/ JOANNE O. ISHAM Joanne O. Isham	Director	September 12, 2007

/S/ JAMES A. MCDIVITT James A. McDivitt	Director	September 12, 2007

/S/ CHUN WON YI Chun Won Yi	Director	September 12, 2007