Form 10-Q
period 2007-09-28
SILICON GRAPHICS INC
filed 2007-11-07
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2007.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 28, 2007, the registrant had 11,125,000 shares of common stock, par value $0.01 per share, outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Silicon Graphics, SGI, the SGI logo, Silicon Graphics Onyx, SGI Origin, Silicon Graphics Tezro, Silicon Graphics Fuel, IRIX, SGI Altix, Altix ICE and Altix XE are our trademarks in the U.S. and/or other countries. All other brand names, service marks, trademarks and trade names appearing in this form 10-Q or the accompanying prospectus are the property of their respective owners.

As used in this report, “Predecessor Company” refers to Silicon Graphics, Inc. prior to September 29, 2006, the end of the last fiscal quarter prior to our emergence from federal bankruptcy protection. References to “Successor Company” refer to Silicon Graphics, Inc. on and after September 29, 2006. Unless the context requires otherwise, the words “SGI,” “we,” “company,” “us” and “our” refer to Silicon Graphics, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Product and other revenue	$40,142	$45,229
Product revenue from related party	5,454	15,377
Global services revenue	45,489	61,199

Total revenue	91,085	121,805

Costs and expenses:
Cost of product and other revenue	37,692	42,710
Cost of service revenue	25,889	32,265
Research and development	13,296	16,007
Selling, general and administrative	41,224	42,359
Other operating expenses, net	175	3,926

Total costs and expenses	118,276	137,267

Operating loss	(27,191)	(15,462)

Interest expense (contractual interest of $7,841 for the three-month period ended September 29, 2006)	(2,952)	(7,688)
Interest and other income (expense), net (1)	(383)	11,286
Income from equity investment	—	105

Loss before reorganization items and income taxes	(30,526)	(11,759)

Reorganization items, net	—	340,397

Income (loss) before income taxes	(30,526)	328,638

Income tax provision	5,667	2,382

Net income (loss)	$(36,193)	$326,256

Net income (loss) per share:
Basic	$(3.25)	$1.20

Diluted	$(3.25)	$0.77

Weighted-average shares used to compute net income (loss) per share:
Basic	11,125	271,563

Diluted	11,125	423,875

(1)	The three-month period ended September 29, 2006 includes a pre-tax gain of approximately $10 million on the sale of a portion of the Predecessor Company’s investment in SGI Japan. See Note 11.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	Sept. 28, 2007	June 29, 2007
Assets:
Current assets:
Cash and cash equivalents	$54,529	$69,887
Short-term marketable investments	41	223
Short-term restricted investments	6,452	6,763
Accounts receivable, net of allowance for doubtful accounts of $2,137 at September 28, 2007 and $2,012 at June 29, 2007	51,503	47,643
Inventories	55,723	54,354
Prepaid expenses	6,455	6,153
Other current assets	40,266	49,576

Total current assets	214,969	234,599

Restricted investments	612	302
Property and equipment, net	43,055	43,392
Other intangibles, net	63,794	71,264
Other non-current assets, net	72,456	59,501

Total assets	$394,886	$409,058

Liabilities and stockholders’ equity :
Current liabilities:
Accounts payable	$21,408	$14,387
Accrued compensation	32,912	35,382
Income taxes payable	3,351	2,209
Other current liabilities	40,035	44,420
Current portion of long-term debt	53	261
Current portion of deferred revenue	83,522	84,798
Current portion of restructuring liability	1,180	1,410

Total current liabilities	182,461	182,867

Long-term debt	85,000	85,000
Non-current portion of deferred revenue	52,420	32,362
Other non-current liabilities	25,627	24,370

Total liabilities	345,508	324,599

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,125,000 shares issued and outstanding	189,213	188,101

Accumulated deficit	(139,835)	(103,642)

Total stockholders’ equity	49,378	84,459

Total liabilities and stockholders’ equity	$394,886	$409,058

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Cash flows from operating activities:
Net income (loss)	$(36,193)	$326,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	(342,996)
Depreciation and amortization	9,858	10,202
Amortization of inventory fair value adjustment to cost of sales	1,555	—
Utilization of pre-petition foreign tax loss carryforwards	4,409	—
Gain on sale of equity investment	—	(9,848)
Stock-based compensation expense	1,113	122
Other	(178)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	(3,860)	8,187
Inventories	(4,547)	(13,639)
Accounts payable	7,176	6,361
Accrued compensation	(2,470)	2,616
Deferred revenue	18,783	(18,189)
Other assets and liabilities	(6,538)	5,844

Total adjustments	25,301	(352,814)

Net cash used in operating activities	(10,892)	(26,558)

Cash flows from investing activities:
Marketable investments:
Purchases	10	(168)
Maturities	—	107
Restricted investments:
Purchases	(2,666)	(6,686)
Maturities	3,094	5,580
Proceeds from sale of equity investment	—	18,690
Purchases of property and equipment	(2,891)	(1,064)
Increase in other assets	(1,147)	(2,327)

Net cash provided by (used in) investing activities	(3,600)	14,132

Cash flows from financing activities:
Payments of debt principal	(3,197)	(130,007)
Proceeds from debtor-in-possession financing	—	29,825
Proceeds from exit financing	3,000	85,000
Payments of debt issuance costs	(649)	(896)
Net proceeds from financing arrangements	(20)	—
Proceeds from issuance of stock	—	56,529

Net cash provided by (used in) financing activities	(866)	40,451

Net increase (decrease) in cash and cash equivalents	(15,358)	28,025
Cash and cash equivalents at beginning of period	69,887	54,673

Cash and cash equivalents at end of period	$54,529	$82,698

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

We are a leading provider of high performance computing, or HPC, and data management systems. We sell a broad array of scaleable servers, data storage and visualization systems, from mid-range to high-end. In addition, we provide customer support and professional services related to our systems. We are an industry leader in the development of high performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance. Our servers include both shared memory and clustered computing systems, and they incorporate Intel Itanium and Xeon microprocessors.

Our customers in the scientific, technical and business communities use our products and systems to address their most challenging data-intensive computing and data management problems. Our customers use our products and services to access, analyze, transform, manage and store vast amounts of data in real-time or near real-time. The vertical markets we serve include defense and intelligence, weather and climate, physical sciences, life sciences, oil and gas, aerospace and automotive, media and entertainment and business intelligence and data analytics.

Our products are manufactured in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through indirect channels including resellers, distributors and systems integrators.

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

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”) (Case Nos. 06-10977BRL through 06-10990BRL) (the “Chapter 11 Cases”). The Predecessor Company filed jointly with the following direct and indirect subsidiaries: Silicon Graphics Federal, Inc., Cray Research, LLC, Silicon Graphics Real Estate, Inc., Silicon Graphics World Trade Corporation, Silicon Studio, Inc., Cray Research America Latina Ltd., Cray Research Eastern Europe Ltd., Cray Research India Ltd., Cray Research International, Inc., Cray Financial Corporation, Cray Asia Pacific, Inc., ParaGraph International, Inc. and WTI-Development, Inc. Certain subsidiaries of the Predecessor Company, consisting principally of international subsidiaries, were not debtors (collectively, the “Non-Debtors”) in this bankruptcy proceeding. The Debtors remained in possession of their assets and properties as debtors-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. In general, as debtors-in-possession, each of the Debtors was authorized to continue to operate as an ongoing business, but was not allowed to engage in transactions outside the ordinary course of business without the prior approval of the Court.

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

Emergence from Chapter 11

After satisfying all conditions precedent to emergence under the Plan, we emerged from Chapter 11 effective as of October 17, 2006 (“Emergence Date”). On the Emergence Date, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc. and General Electric Capital Corporation to provide exit liquidity financing as part of our plan to emerge from bankruptcy. The exit financing facility provided up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility was secured by substantially all of the assets of the Successor Company and its domestic subsidiaries. This facility, combined with net proceeds of $57 million from the Rights Offering and sale of overallotment shares described below, were used to pay off $113 million due under the DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for ongoing operations. See Note 10 for more information as well as amendments to the facility.

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

As of the Emergence Date, the authorized capital stock of the Successor Company consisted of 25,000,000 shares of new common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, 10,000,000 shares were issued and distributed to holders of allowed Secured Note claims and allowed Cray Unsecured Debenture claims and 1,125,000 shares were issued and distributed as Overallotment shares to the Backstop Purchasers pursuant to the Backstop Purchase Agreement. In addition, 1,250,000 shares of the new common stock were reserved for issuance pursuant to the terms of our Management Incentive Plan in accordance with the Plan. Awards under the Plan have been approved and were issued as of December 2006. No shares of preferred stock are outstanding.

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

$(340,397)

Included in the effects of the plan of reorganization is a charge of $4 million for the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

3.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly- and majority-owned subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission.

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities in the financial statements and the accompanying notes. From time to time we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventory, lease residual values, warranty obligations, restructuring, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates.

For the period subsequent to the Petition Date and prior to emergence, the accompanying condensed consolidated financial statements were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items, which included the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, were reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Although we emerged from federal bankruptcy protection on October 17, 2006, we adopted “fresh-start”

accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post-petition liabilities and allowed claims. Fresh-start accounting requires the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company. For further information on fresh-start accounting, see Note 4.

The condensed consolidated balance sheet as of September 28, 2007 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of September 28, 2007 and September 29, 2006 and will have a material impact on condensed consolidated statements of operations for periods subsequent to September 28, 2007.

4.	Fresh-Start Accounting

On September 19, 2006, the Court entered its Confirmation Order confirming the Plan. Our emergence from Chapter 11 proceedings on the Emergence Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Reorganization adjustments were made to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting.

Reorganization adjustments resulted primarily from:

i.	changes in the carrying values of assets and liabilities to reflect fair values, including the establishment of certain intangible assets;

ii.	discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan;

iii.	addition of new financing;

iv.	cash distributions paid or payable to pre-petition creditors; and

v.	issuance of Successor Company , or “new”, common stock and cancellation of Predecessor Company, or “old”, common stock.

The fair value allocated to the assets and liabilities of the Successor Company is in conformity with SFAS No. 141, Business Combinations. These adjustments are based upon the work of management and their outside consultants to determine the relative fair values of our assets and liabilities. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start accounting, our post-emergence financial statements are not comparable with our pre-emergence financial statements, because they are, in effect, those of a new entity.

5.	Stock-Based Compensation

Successor Company

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer companies historical and implied volatility. For purposes of performing our valuation, we combine the employees and directors into one group; the ranges given below represent the weighted average. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Expected volatility	36.52%	130.00%
Expected term (in years)	4.49	2.08 – 2.55
Risk-free rate (%)	4.18	4.77-4.80
Expected dividends	—	—

Stock-based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our condensed consolidated statement of operations for these stock-based compensation arrangements were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Stock-based compensation cost included in:
Cost of product and other revenue	$27	$—
Cost of service revenue	59	—
Research and development	308	—
Selling, general, and administrative	719	122
Reorganization items	—	3,981

Total stock-based compensation expense before income taxes	1,113	4,103

Income tax benefit recognized	—	—

Total stock-based compensation expense after income taxes	$1,113	$4,103

As of September 28, 2007, there was $6.4 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 3.1 years. Additionally, as of September 28, 2007, there was $4.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that we expect to vest over a weighted-average period of 2.3 years.

Other Disclosures Pertaining to All Stock-Based Compensation Plans

There was no cash received from option exercises under all stock-based payment arrangements during the three months ended September 28, 2007. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from stock-based payment arrangements during the three months ended September 28, 2007.

6.	Inventories

Inventories were as follows (in thousands):

	Sept. 28, 2007	June 29, 2007
Components and subassemblies	$17,845	$19,310
Work-in-process	23,027	21,270
Finished goods	10,724	9,268
Demonstration systems	4,127	4,506

Total inventories	$55,723	$54,354

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Finished goods and work-in-process inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. The resulting impact to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At September 28, 2007, $3.6 million of this valuation adjustment was remaining, which we expect to be utilized by the end of fiscal 2008. As a result, the amount of cost of goods sold to be recognized by the Successor Company will be higher than the amount historically recognized by the Predecessor Company.

7.	Other Current Assets

Other current assets were as follows (in thousands):

	Sept. 28, 2007	June 29, 2007
Deferred cost of goods sold	$20,114	$24,150
Value-added tax receivable	4,273	7,846
Other	15,879	17,580

Total other current assets	$40,266	$49,576

8.	Other Intangibles

Other Intangibles, net of accumulated amortization, were approximately $64 million as of September 28, 2007. Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4). Subsequent to June 29, 2007, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. Other Intangible Assets consist of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount Sept. 28, 2007
		June 29, 2007	Adjustments	Sept. 28, 2007	June 29, 2007	Additions	Sept. 28, 2007
Developed product technology	5	$27,700	$(2,484)	$25,216	$(3,463)	$(1,034)	$(4,497)	$20,719
Customer backlog	3	2,700	(242)	2,458	(1,652)	(79)	(1,731)	727
Royalty license agreements	4	1,900	(170)	1,730	(285)	(85)	(370)	1,360
Trademark/trade name portfolio	16	6,400	(573)	5,827	(282)	(86)	(368)	5,459
Customer relationships	5	44,184	(940)	43,244	(5,938)	(1,777)	(7,715)	35,529

		$82,884	$(4,409)	$78,475	$(11,620)	$(3,061)	$(14,681)	$63,794

Total amortization expense for other intangible assets for the three months ended September 28, 2007 was approximately $3 million. Future annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2008 (for fiscal quarters remaining at September 28, 2007)	$9,133

Fiscal 2009	12,120

Fiscal 2010	12,097

Fiscal 2011	12,060

Fiscal 2012	11,733

Thereafter	6,651

$63,794

9.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Sept. 28, 2007	June 29, 2007
Spare parts, net of accumulated depreciation of $8,020 at September 28, 2007 and $6,207 at June 29, 2007	$17,440	$17,563
Investment in SGI Japan (see Notes 11 and 16)	20,869	20,869
Non-current deferred cost of good sold	23,239	10,824
Other, net of accumulated amortization of $1,753 at September 28, 2007 and $1,649 at June 29, 2007	10,908	10,245

Total other non-current assets	$72,456	$59,501

Deferred cost of goods sold will be realized through the contract terms ranging up to five years.

10.	Debt and Other Financing Arrangements

Debt consisted of the following at September 28, 2007 and June 29, 2007 (in thousands):

	Sept. 28, 2007	June 29, 2007
Term Loan due October 17, 2011	$85,000	$85,000

Other	53	261

Total	85,053	85,261
Less: amounts due within one year	(53)	(261)

Amounts due after one year	$85,000	$85,000

In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

On September 11, 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. and Watershed Technology Holdings, LLC, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we must comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% or the Alternative Base Rate plus 3.50%, at our option. The financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17 and fiscal 2012 — $38.

During the first quarter of fiscal 2008, the maximum amount drawn on the line of credit and subsequently paid within one day of being drawn was $3 million.

11.	Sale of Interest in SGI Japan

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. The Predecessor Company received cash proceeds of approximately $17 million, net of withholding taxes, and recorded a net gain of approximately $8 million in the first quarter of fiscal 2007. As a result of the sale, our ownership interest was reduced to approximately 10%. The Company accounts for this investment under the cost method. See Note 16 for further information on our related party relationship with SGI Japan.

12.	Product Warranties

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. This accrual is reflected under other current liabilities in the condensed consolidated balance sheets of this Form 10-Q.

Product warranty activity was as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Product warranty beginning balance	$5,646	$5,481
New warranties issued	1,628	1,195
Warranties paid	(1,740)	(1,735)
Changes in warranty rate estimates	116	1

Product warranty ending balance	$5,650	$4,942

13.	Earnings (Loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Net income (loss)	$(36,193)	$326,256

Weighted average shares outstanding - basic	11,125	271,563
6.50% Senior Secured Convertible Notes	—	150,862
6.125% Convertible Subordinated Debentures	—	1,450

Weighted average shares outstanding - diluted	11,125	423,875

Net income (loss) per share:
Basic	$(3.25)	$1.20

Diluted	$(3.25)	$0.77

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	1,274	26,344

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of restricted stock awards and units as well as the assumed conversion of debt using the if-converted method. There was no convertible debt for the quarter ended September 28, 2007 and the dilutive effect of Restricted Stock Awards was immaterial.

Earnings per share information reported by the Predecessor Company is not comparable to earnings per share information reported by the Successor Company because all existing equity interests of the Predecessor Company were eliminated (without a distribution) upon the consummation of the Plan.

14.	Comprehensive Income (Loss)

The difference between reported net income (loss) and comprehensive income (loss) is not considered material for the periods presented.

15.	Segment Information

We have two reportable segments, Products and Global Services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and are aligned with the process by which the chief operating decision maker makes operating decisions and evaluates performance.

Products

Our Products segment consists of our Core Systems and our Legacy Systems. Our products are distributed through our direct sales force and through indirect channels, including resellers, distributors and systems integrators.

Our Core Systems consist of high-performance computing systems and storage systems based on either the Intel Itanium 2 or Intel Xeon microprocessors and the Linux or Microsoft Windows operating systems. Our Core Systems include our server products sold under the Altix brand name. The other component of our Core Systems is our storage systems. Our storage systems line is targeted at data growth which is a significant factor present in most compute environments.

Our Legacy Systems consist of our high-performance servers and visualization systems based on MIPS RISC microprocessors and IRIX operating system. Our Legacy Systems include the SGI Origin family of high-performance servers. Legacy Systems also include the Silicon Graphics Tezro and Silicon Graphics Fuel workstations and the Silicon Graphics Onyx family of graphics systems. Our graphics systems integrate high-performance computing, data management and high-performance visualization into a single system. Our Legacy Systems also include the remarketed versions of the MIPS and IRIX based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Global Services

Our Global Services organization supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our customer support organization provides ongoing maintenance and technical support, including contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, education, managed services and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Core Systems:
Server products	$31,627	$34,914
Storage products	8,233	12,750

Total Core Systems	39,860	47,664
Legacy Systems:
Server products	4,887	12,324
Storage products	849	618

Total Legacy Systems	5,736	12,942

Total Products revenue	$45,596	$60,606

Customer support	$38,231	$48,396
Professional services	7,258	12,803

Total Global Services revenue	$45,489	$61,199

Total consolidated revenue	$91,085	$121,805

In the first quarter of fiscal 2008 and fiscal 2007, no single customer represented 10% or more of our total revenue.

Segment Results

We evaluate our segments based on the direct revenue, costs of sales and expenses that we can directly attribute to those segments. On a quarterly basis, we utilize a set of assumptions to allocate indirect costs, which contribute to overall company profit and loss, to our segments. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Operating results for our reportable segments were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Revenue from external customers:
Products	$45,596	$60,606
Global services	45,489	61,199

Total consolidated revenue	$91,085	$121,805

Operating Income (loss):
Products	$(30,126)	$(23,448)
Global services	3,110	11,912

Total reportable segments	(27,016)	(11,536)
Other operating expense	(175)	(3,926)

Total consolidated loss	$(27,191)	$(15,462)

16.	Related Party Transactions

We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin No. (SAB) 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Product revenue	$5,454	$15,377

Cost of product revenue	$4,005	$9,233

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at September 28, 2007 and September 29, 2006.

17.	Income Taxes

We file income tax returns with the U.S. government, various states and foreign jurisdictions. Our U.S. income tax returns for fiscal 2004 to 2006 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007 will result in approximately $7.5 million of tax refund/credit, including applicable interest. The actual amount of the interest on the refund receipt may be different from our estimate. We have recognized the estimated benefit related to this potential credit in fiscal 2007. Management reasonably expects to receive proceeds from the settlement within fiscal 2008.

Additionally, in the quarter ended September 28, 2007, we recorded an additional adjustment to increase income tax expense by $2.4 million with a corresponding reduction of intangible assets relating to the results of operations for the Successor Company’s nine-months ended June 29, 2007 for utilization of certain foreign subsidiaries’ Predecessor net operating loss carryforwards. This adjustment was not material to the Company’s consolidated financial position or results of operations for any previous periods.

In addition, we have open income tax audits for fiscal 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits surrounds proposed adjustments (made in April 2005 through a voluntary disclosure) to our prior year Canadian federal tax returns for fiscal 1996 through 2004. We previously established tax contingencies associated with these historic Canadian federal tax returns on the basis of issued assessments for fiscal 1996 through 2002 and submitted tax returns for fiscal 2003 and 2004. Additionally, pursuant to the above referenced voluntary disclosure, we have requested certain adjustments to our Canadian federal tax returns for fiscal 1996 through 2004, which are being reviewed by the Canadian Revenue Authorities. The discussion with the Canadian tax authorities is at an early stage; therefore, it is uncertain as to whether our application and the amount of our proposed adjustments will be accepted. If accepted, it is anticipated that the adjustment will result in a benefit to us. We have not recognized any benefit related to this potential credit as of September 28, 2007.

We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We believe our transfer pricing practices in these two jurisdictions are adequately documented and supported by a transfer pricing report. We are under examination by the Hong Kong tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. However, we do not expect any adjustments as a result of this examination. In addition, we have net operating losses to carryforward in all three jurisdictions that may be utilized to reduce any cash tax from any adjustment to our income taxes that may be proposed as a result of the audit or examination.

Unrecognized Tax Benefits

The Successor Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes ,” effective September 30, 2006. There was no material impact on the Successor Company’s consolidated results of operations resulting from the implementation of FIN No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Successor Company is as follows (in thousands):

Three Months Ended
Sept. 28, 2007
Unrecognized tax benefits beginning balance at June 29, 2007	$19,580
Additions based on tax positions taken during a prior period	1,318
Additions for tax positions taken during the current period	—
Reductions due to settlements with taxing authorities	—
Reductions due to a lapse of the applicable statute of limitations	—

Unrecognized tax benefits at September 28, 2007 *	$20,898

*	If the unrecognized tax benefits at September 28, 2007 were recognized, the effective tax rate would not be affected.

Substantially all unrecognized tax benefits are recorded in “Other Non-current Liabilities.”

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or directly to additional paid-in-capital, rather than adjustments to our statement of operations.

Interest and Penalties

Interest and penalties related to income taxes are recognized in the income tax provision. Penalties were not recorded for the three months ended September 29, 2006 and the three months ended September 28, 2007.

During the three months ended September 28, 2007 and September 29, 2006, we recognized $0.3 million and $0.4 million, respectively, in interest expense. The Successor Company had approximately $10 million for the payment of interest and penalties accrued at September 28, 2007.

18.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years. Currently, the value of these arrangements totals $28.0 million and covers periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the three months ended September 28, 2007 and

September 29, 2006, we earned approximately $2.51 million and $1.25 million, respectively, in compensation. We recognize the funding on a percentage of completion basis. The amounts earned are recognized as an offset to research and development expense.

19.	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for us in the fiscal year beginning June 28, 2008, although early adoption is permitted. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The consensus in this Issue is effective for us in fiscal year beginning June 28, 2008. The Company is currently evaluating the impact, if any, of the adoption of EITF 07-3 on its consolidated financial position, results of operations and cash flows.

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

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open tax, VAT, and sales tax audits for years 2003 through 2005 in various foreign jurisdictions.

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

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.5 million based on the conversion rate as of September 28, 2007). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($12.7 million based on the conversion rate as of

September 28, 2007), which exceeds our contractual limit of liability of €2 million ($2.8 million based on the conversion rate as of September 28, 2007). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.4 million based on the conversion rate as of September 28, 2007) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

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

As a result of anonymous allegations and allegations by an ex-employee, we conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot be assured that the Department or other agencies of the U.S. government will not institute any proceedings against us in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving us in the future.

Third parties in the past have asserted, and will in the future assert, intellectual property infringement claims against us, and such future claims, if proved, could require us to pay substantial damages or to redesign our existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than we have.

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

We are not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting us from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.

21.	Subsequent Event

On November 1, 2007, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register an aggregate of $100 million of its common stock for sale in one or more primary offerings that the company may choose to effect in the future. The registration statement has not yet been declared effective. The terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus supplement or free-writing prospectus to be filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, those concerning the following:

•	our expectations regarding acceptance of our recently-introduced SGI Altix and storage products;

•	our expectations regarding future operating results or financial performance, including maintenance of gross margins and profitability;

•	our intentions and expectations regarding the introduction of new products by us and our competition;

•	our ability to maintain compliance with our debt covenants; and

•	our estimates regarding the sufficiency of our cash resources and our ability to raise additional capital.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will” and “would,” as well as similar expressions. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors. We discuss many of these risks, uncertainties and other important factors in greater detail under the heading “Risk Factors” and elsewhere in this report and in our most recent annual report on Form 10-K. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date these forward-looking statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether changes occur as a result of new information, future events, changed assumptions, or otherwise.

Overview

We are a leading provider of high performance computing, or HPC, and data management systems. We sell a broad array of scaleable servers, data storage and visualization systems, from mid-range to high-end. In addition, we provide customer support and professional services related to our systems. We are an industry leader in the development of high performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance. Our servers include both shared memory and clustered computing systems, and they incorporate Intel Itanium and Xeon microprocessors.

Our customers in the scientific, technical and business communities use our products and systems to address their most challenging data-intensive computing and data management problems. Our customers use our products and services to access, analyze, transform, manage and store vast amounts of data in real-time or near real-time. The vertical markets we serve include defense and intelligence, weather and climate, physical sciences, life sciences, oil and gas, aerospace and automotive, media and entertainment and business intelligence and data analytics.

Over the past 18 months, we have introduced our first clustered computing products, appointed a new Chief Executive Officer and other key members of management, reorganized our sales and marketing organizations, begun developing important partnerships for broadening our market reach and implemented new services initiatives. We believe these and other initiatives substantially enhance our prospects and address the reasons for our sharp sales declines in fiscal 2005 and 2006, which led to our reorganization under Chapter 11 of the Federal Bankruptcy Code, which we completed in October 2006.

Our products are manufactured in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through indirect channels including resellers, distributors and systems integrators.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies and estimates since June 29, 2007. Refer to “Management’s Discussion and Analysis” in our most recent Form 10-K.

Results of Operations

We emerged from Chapter 11 and adopted fresh-start accounting on September 29, 2006. As a result of the application of fresh-start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the three months ended September 28, 2007 have been compared to the three months ended September 29, 2006 as included in our condensed consolidated statements of operations. In this discussion, we disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. Fresh-start accounting and deferral of revenue recognition required by U.S. generally accepted accounting principles have had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of our business. Our management reporting and incentive plans are measured against certain of these non-GAAP financial measures.

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future periods.

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(In thousands, except per share amounts)	Sept. 28, 2007	Sept. 29, 2006
Total revenue	$91,085	$121,805
Cost of revenue	63,581	74,975

Gross profit	27,504	46,830
Gross profit margin	30.2%	38.4%

Total operating expenses	54,695	62,292

Operating loss	(27,191)	(15,462)
Interest and other income (expense), net	(3,335)	3,703

Loss before reorganization items and income taxes	(30,526)	(11,759)

Reorganization items, net	—	340,397

Income (loss) before income taxes	(30,526)	328,638

Net income (loss)	$(36,193)	$326,256

Net income (loss) per share:
Basic	$(3.25)	$1.20

Diluted	$(3.25)	$0.77

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 15 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, Products and Global Services. Our Products segment includes our Core Systems, which include our high-performance computing systems, storage systems, and other products based on Intel Itanium 2 and Intel Xeon microprocessors and the Linux operating system, and our Legacy Systems, which include our high-performance servers and visualization systems based on our MIPS RISC microprocessors and IRIX operating system.

Revenue for the first quarter of fiscal 2008 decreased by $31 million, or 25%, compared with the corresponding period of fiscal 2007. Revenue for the first quarter of fiscal 2008 includes the unfavorable impact of fresh-start accounting adjustments of $4 million. In addition, a large product shipment and services transaction of $20 million was deferred under SOP 97-2 and will be recorded over the contract services term of 4 years. The overall decrease in revenue, as more fully described below, is primarily attributable to decreases in our Global Services and Legacy products business, and, to a lesser extent, to our storage business and discontinued Prism server business.

The following table presents total revenue by reportable segment (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Products:
Core Systems	$39,860	$47,664
Legacy Systems	5,736	12,942

Total Products	$45,596	$60,606
% of total revenue	50%	50%

Global Services	$45,489	$61,199
% of total revenue	50%	50%

Total revenue	$91,085	$121,805

Products. Revenue from our Products segment for the first quarter of fiscal 2008 decreased by $15 million, or 25%, compared with the corresponding period in fiscal 2007. Our Products business was significantly impacted by a significant increase in deferrals for transactions accounted for under SOP 97-2, which is reflected in the overall increase in short and long-term deferred revenue on our balance sheet.

Revenue from Core Systems for the first quarter of fiscal 2008 decreased by $8 million, or 16%, compared with the corresponding period in fiscal 2007. The decrease in Core Systems was primarily due to declines in our discontinued Prism product family, which accounted for $2 million of the decline, in addition to a $5 million decline in storage revenues. Sales of our SGI Altix servers in the first quarter of fiscal 2008 remained relatively flat compared with the corresponding period of fiscal 2007.

Revenue from Legacy Systems for the three months ended September 28, 2007 decreased by $7 million, or 56%, compared with the corresponding period in fiscal 2007. The decrease in Legacy Systems revenue was due to a decline in sales of both our MIPS and IRIX based servers and graphics systems due to customers transitioning away from the legacy system technology into Linux based systems.

Global Services. Revenue from our Global Services segment consists of customer support and professional services. Professional services revenue includes revenue generated from the sale of third-party products and our consulting and managed services.

Revenue from Global Services for the first quarter of fiscal 2008 decreased by $16 million, or 26%, compared with the corresponding period in 2007, with $10 million of the decline coming from our Customer Service business. Our Customer Service business was impacted by the unfavorable impact of fresh-start accounting, which was not applicable for the year ago period, which accounted for $4 million of the decline. The remaining $6 million decline in customer service revenue resulted from lower pricing for new contracts compared with existing contracts, coupled with a decline in the overall installed base resulting from fewer contract renewals. Revenue generated from professional services contracts also decreased $6 million as compared to the prior period, driven primarily by the timing of acceptance of professional services arrangements.

Geographic Revenue. Total revenue by geographic area was as follows (in thousands):

	Successor Company		Predecessor Company
Area	Three Months Ended		Three Months Ended
	Sept. 28, 2007		Sept. 29, 2006
Americas	$65,002	71%	$76,170	63%
Europe	14,342	16%	20,608	17%
Rest of World	11,741	13%	25,027	20%

Total revenue	$91,085		$121,805

Revenue for the first quarter of fiscal 2008 decreased in all geographies compared with the corresponding period in fiscal 2007, with the largest percentage declines occurring in Rest of World and Europe. The decline in Rest of World in fiscal 2008 compared to fiscal 2007 was primarily driven by two large sales in Japan in the first quarter of fiscal 2007 that totaled $12 million that did not recur in fiscal 2008. The decrease in EMEA was the result of the general declines in our Legacy Systems and Customer Service businesses. The decline in Americas was primarily due to a large product shipment and services transaction of $20 million that was deferred under SOP 97-2 and will be recorded over the contract services term of 4 years.

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

Overall, gross profit margin for the first quarter of fiscal 2008 decreased $19 million to 30.2% from 38.4% in the corresponding period of fiscal 2007, a decline of 8.2 percentage points. Gross profit margin included the unfavorable impact from fresh-start accounting adjustments of $7 million, which reduced revenue and increased cost of sales resulting in the overall decline in both product and other gross profit margin and service gross profit margin, and accounted for 34% of the overall decline in gross margin dollars. The remainder of the decline in gross profit margin dollars compared to the year ago period was driven by declines in product margins, principally due to competitive pricing pressures from clustered computing systems. Gross profit margin in the first quarter of fiscal 2008 was also adversely impacted by several large, low margin transactions, which are typically negotiated with high discount rates due to very competitive bidding processes, occurring in the quarter, and a shift in revenue mix from our Customer Service and Legacy Systems, which typically carry higher gross margins, to our Core Systems, which carry lower gross margins.

Product and other revenue gross profit margin for the first quarter of fiscal 2008 decreased by 12.2 percentage points compared with the corresponding period in fiscal 2007. Product and other gross profit margin for the first quarter decreased to 17.3% from 29.5% in the corresponding period in fiscal 2007. This decline was primarily due to lower product gross margins due to a shift in mix to lower margin products and price discounting, particularly for large deals, partially offset by lower manufacturing costs in the fiscal 2008 quarter.

Service gross profit margin for the first quarter of fiscal 2008 decreased 4.2 percentage points compared with the corresponding period in fiscal 2007, decreasing $9.3 million to 43.1% from 47.3% in the year ago quarter. Fresh-start accounting accounted for $3.8 million of this decrease, or 41% of the decrease. The remaining decline in service gross margins is due to the fact that worldwide customer support costs have not decreased in line with revenue declines.

Operating Expenses

Operating expenses were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Research and development	$13,296	$16,007
% of total revenue	15%	13%
Selling, general and administrative	$41,224	$42,359
% of total revenue	45%	35%
Other operating expenses, net	$175	$3,926
% of total revenue	—%	3%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the first quarter of fiscal 2008 decreased by 7% from the corresponding period of fiscal 2007 and increased as a percentage of total revenue from 48% in the first quarter of fiscal 2007 to 60% in the first quarter of fiscal 2008. The decline in the dollar amount of operating expenses was primarily attributable to lower headcount resulting from restructuring activities in the first quarter of fiscal 2007 and employee attrition and to the impact of overall expense control measures and operational efficiencies, all aimed at bringing expenses in line with prevailing revenue levels.

Research and Development Expense. Research and development expense for the first quarter of fiscal 2008 decreased by $2.7 million, or 17%, compared with the corresponding period of fiscal 2007. The decrease is attributable to a reduction in headcount from restructuring and attrition, a $1.3 million increase in credits to expense received from research and development funding arrangements, lower facilities and information technology-related costs resulting from various cost saving measures and lower depreciation costs. We will continue to focus our research and development investments on products and technologies that we believe hold the highest potential for increasing our market share and revenue. These include global shared memory system architecture; integrated system implementation optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to exploit differentiated features of our hardware; and storage software to enable better performance, scalability and ease of management of ever-increasing amounts of data.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2008 decreased by $1.1 million, or 3%, compared with the corresponding period of fiscal 2007. Decreases were due primarily to a reduction in headcount from restructuring and attrition, lower outside services costs and lower facilities and information technology-related costs resulting from various cost saving measures and lower depreciation costs. Decreases were offset in part by $1.9 million associated with the amortization of intangibles under fresh-start accounting and by a $0.6 million decrease in credits to expense received from marketing funding arrangements.

Other Operating Expenses. Other operating expenses represents the costs associated with our restructuring plans. Other operating expenses for the first quarter of fiscal 2008 consisted mainly of a $0.2 million charge for accretion and other costs related to vacated leased facilities. Other operating expenses for the first quarter of fiscal 2007 includes a $4 million charge for severance costs and immaterial other accruals and adjustments.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Interest expense	$(2,952)	$(7,688)

Investment gain (loss)	$—	$10,100
Foreign exchange gain (loss)	(569)	23
Miscellaneous income (expense)	(228)	526
Interest income	414	637

Interest and other income (expense), net	$(383)	$11,286

Income from equity investment	$—	$105

Interest Expense. Interest expense decreased from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 primarily due to the amortization of short-term loan costs during the first quarter of fiscal 2007 associated with our DIP financing arrangement. The DIP financing arrangement in place in the fiscal 2007 quarter also carried a higher rate of interest than our financing credit facility utilized in fiscal 2008. Additionally, the Company’s average borrowings of $85 million during the first quarter of 2008 was lower than the average borrowings of $105 million during the first quarter of fiscal 2007 which helped further decrease interest expense for the first quarter of fiscal 2008 compared to the same period in the previous year.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, gains and losses on other investments, and other non-operating items. Interest income and other, net, for the three months ended September 29, 2006 is due to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan.

Income from Equity Investment. Income from equity investment represents our share of the results of operations of SGI Japan. In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we began to account for this investment under the cost method of accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, in the second quarter of fiscal 2007.

Reorganization Items, Net

Reorganization items, net represent expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations. Such items consisted of the following (in thousands):

Predecessor Company
Three Months Ended
Sept. 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization and fresh-start accounting	(142,033)
Increase to fresh-start basis of assets and liabilities	(200,963)

$(340,397)

Provision for Income Taxes

The Successor Company’s net provision for income taxes of $5.7 million for the three months ended September 28, 2007 arose principally from net income taxes payable in certain foreign jurisdictions. Of the $5.7 million of the Successor Company’s net provision for income taxes, $4.4 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ Predecessor net operating loss carryforwards. As required by Fresh-start accounting the recognition of tax benefits through the reduction in the valuation allowance established by the Predecessor Company has been recognized as a reduction of intangible assets. Included in the $4.4 million is a $2.4 million additional adjustment to increase tax expense with a corresponding additional reduction of intangible assets relating to the results of operations for the nine-months ended June 29, 2007. The Predecessor Company’s net provision for income taxes of $2.4 million for the three months ended September 29, 2006 arose principally from withholding taxes paid on the gain on the sale of equity interest in SGI Japan and net income taxes payable in foreign jurisdictions.

Financial Condition

Cash Balances. At September 28, 2007, our unrestricted cash and cash equivalents and marketable investments totaled $55 million, compared with $70 million at June 29, 2007. At September 28, 2007 and June 29, 2007, we also held $7 million of restricted investments in each of the reported periods. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities. The decrease in cash and cash equivalents compared with June 29, 2007 is primarily the result of cash used in operations and investing during the first three months of fiscal 2008.

Cash Consumption Trends. Primarily as a result of the net loss, operating activities used $11 million during the first quarter of fiscal 2008 compared with $27 million during the comparable period of fiscal 2007. During the first quarter of fiscal 2008, accounts receivable increased $4 million due to billings on several large revenue transactions near the end of the quarter, compared to the $8 million decrease during the same period in fiscal 2007. Inventory levels were flat quarter over quarter. During the first quarter ended September 28, 2007, inventories increased slightly due to forecasts for our Tezro, Fuel and Altix product lines. Accounts payable increased by $7 million for the first quarter of fiscal 2008 driven primarily by inventory receipts timing, compared with an increase of $6 million during the same period of fiscal 2007. We continue to pay all vendor obligations according to contractual terms. Other assets and liabilities increased $7 million net in the first quarter of fiscal 2008 primarily due to cost of goods sold deferrals, compared to the $6 million decrease in the same period of fiscal 2007. During the first quarter of fiscal 2008, accrued compensation decreased $2 million primarily due to year-end incentive compensation paid in the first quarter of fiscal 2008, compared with the $3 million increase in the same period of fiscal 2007. Deferred revenue increased $19 million in the first quarter of fiscal 2008 primarily due to the timing of revenue recognition on sales transactions, compared with a decrease of $18 million in the same period of fiscal 2007. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual facilities obligations related to these actions totaled approximately $0.5 million and $5 million in the first quarters of fiscal 2008 and fiscal 2007, respectively.

Investing activities used $4 million in cash during the first quarter of fiscal 2008, compared with providing $14 million during the same period of fiscal 2007. The principal investing activity in the first quarter of fiscal 2008 consisted of purchases of property and equipment of $3 million. The positive cash flow from investing activities in the first quarter of fiscal 2007 was due primarily to the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd.

Financing activities used less than $1 million in cash during the first quarter of fiscal 2008, compared with providing $40 million during the same period of fiscal 2007. During the first quarter of fiscal 2008, the maximum amount drawn on the revolver and subsequently repaid was $3 million within one day. In addition, we incurred $0.6 million in financing fees related to the Second Amendment to the Senior Secured Credit Agreement. During the first quarter of fiscal 2007, we received proceeds of $30 million from the DIP Agreement issued while under Chapter 11, $85 million from our exit financing, and $57 million from the rights offering and sale of overallotment shares, and repaid debt principal of $130 million.

At September 28, 2007, our principal sources of liquidity included unrestricted cash and marketable investments of $55 million. While we are continuing to implement initiatives aimed at improving revenue and margins for our Core Systems products, we expect to consume cash from operations in fiscal 2008. We expect the combination of our cash balance and the $105 million financing facility to provide adequate liquidity to meet our operating needs through fiscal 2008. However, we still may choose to raise additional capital for sales and marketing initiatives, research and development, and general corporate purposes and to repay indebtedness. We experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. To maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter.

Asset Based Credit Facility. In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

On September 11, 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. and Watershed Technology Holdings, LLC, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we must comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% or the Alternative Base Rate plus 3.50%, at our option. The financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17; and fiscal 2012 — $38.

Contractual Obligations

During the first quarter of fiscal 2008 there was no material change to our contractual obligations, inclusive of rent obligations.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We emerged from bankruptcy protection on October 17, 2006. Our emergence from bankruptcy protection resulted in a new reporting entity on the emergence date and new shares of common stock in the Successor Company were issued to the bondholders of the Predecessor Company. These shares began trading on the NASDAQ Global Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities were adjusted to fair value at that date, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements were recognized at that date. The adoption of fresh-start accounting has had and will have a significant non-cash impact on our future results of operations, but has not had and will not have any impact on the underlying cash, working capital assumptions or the underlying operation of the business.

As a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, as of September 28, 2007. The fresh-start accounting adjustments that had the most significant impact on our financial results for the fiscal year ended June 29, 2007 and will continue to affect our financial results going forward are as follows:

•

Deferred revenue valuation. In connection with our adoption of fresh-start accounting, approximately $37 million of deferred revenue and $17 million of deferred cost of sales related to our accounting under SOP 97-2 that had previously been deferred were reduced to zero. In addition, the remaining deferred revenue was revalued resulting in an additional $41 million impairment of deferred revenue, resulting in $40 million in deferred revenue being on the Successor Company’s opening balance sheet. Customer support deferred revenue and product and professional services deferred revenue were the two primary components of deferred revenue of the Predecessor Company that were significantly reduced by fresh-start accounting.

•

Inventory valuation. We have raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28.3 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs of goods sold will increase by the magnitude of the valuation adjustment as the revalued inventory is sold and recorded as cost of goods sold. We expect the impact of the inventory valuation write-up to unfavorably impact cost of sales through the third quarter of fiscal 2008. At September 28, 2007, approximately $3.6 million of the write-up remains to be recognized to cost of sales which will be recognized by the end of fiscal 2008.

•

Intangibles. As a result of fresh-start accounting, new intangibles assets were established. Other intangible assets, net of accumulated amortization, were approximately $63.8 million as of September 28, 2007, and approximately $86.7 million as of September 29, 2006. We are required to amortize the value of these intangible assets over varying periods ranging from 3 to 17 years, impacting both cost of sales and selling, general and administrative expense.

Recent Accounting Pronouncements

See Note 19 to our Consolidated Financial Statements in Part I, Item 1 of this Report for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is included in Part II, Item 1A below entitled “Risk Factors” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended June 29, 2007. There have been no material changes in our exposure to market risk from that described in such report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as a result of the material weakness discussed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended June 29, 2007.

We are in the process of implementing changes to respond to the aforementioned material weakness on an immediate and longer term basis. The immediate responsive action being taken includes the implementation of process improvements related to foreign tax subsidiary reporting, enhancing the training of our tax accounting personnel, and implementing additional procedures appropriate for the internal financial close process as it relates to the tax department. We will begin remediation immediately, and expect to continue to implement further improvements throughout the next 9 months.

Changes in Internal Control over Financial Reporting

Additionally, we are investing in ongoing efforts to continuously improve our internal control over financial reporting and have committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

As of the date of this filing, we believe that we have made progress in the implementation of the corrective actions noted above and toward remediation of the material weakness disclosed in Item 9A, “Controls and Procedures,” of our Annual Report of Form 10-K for the fiscal year ended June 29, 2007.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note 20 to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report, which information is hereby incorporated by reference.

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the below risks to be a complete statement of all the potential risks or uncertainties that we face.

Our success depends on continued growth in sales of our recently-introduced clustered computing and storage products.

We have changed the focus of our business from the sale of our legacy high-performance servers and visualization systems, which were based on our MIPS RISC microprocessors and IRIX operating systems and associated services, to our new core products, which include high-performance clustered computing systems and storage products based on the Intel, Xeon microprocessors and the Linux operating system, and associated services. We expect revenue from our legacy products and the professional and customer support services for these products to continue to decline. Since the beginning of fiscal 2007, we have introduced Altix ICE, our first clustered computing product designed for the HPC market, expanded our Altix XE family of clustered computing products, and introduced new storage products. Our ability to achieve our overall revenue, gross margin and profitability objectives will depend significantly on the success of our core products, including these newly-introduced products, and associated professional and customer support services. Our limited operating history with these products and in the storage market makes it difficult for us to predict the level of market acceptance and sales of our clustered computing systems and storage products. Our ability to sustain and increase the rate of acceptance and revenue growth of these products depends on numerous factors, including:

•	competition from storage system vendors and suppliers of low-end and mid-range server clusters;

•	the performance of our core products in the field;

•	our ability to attract new customers that value our differentiated product features;

•	the quality and competitiveness of our support and consulting services;

•	the continued availability of dependable, low-cost microprocessors, including Intel’s microprocessor families;

•	our ability to integrate our products into customers’ existing Linux and other operating environments; and

•	continued growth in the demand for the Linux operating system for demanding computing environments.

We expect our operating results to continue to fluctuate significantly. These fluctuations will make our operating results difficult to predict and could cause them to fall below expectations, resulting in declines in our stock price.

Our historical operating results have fluctuated significantly from period to period due to a variety of factors, and our future operating results are likely to fluctuate as well. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results or the nature or timing of fluctuations in those results as an indication of our future performance. Also, a significant portion of our quarterly sales typically occurs near the end of the quarter. Thus, delays in the completion of sales can make our operating results difficult to predict. In addition, we may incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. Because these expenses may be incurred in a period during which we will not record the revenue that relates to them, our operating results may be adversely affected in that period. If our revenue or operating results fall below the expectations of investors or any securities analysts who may follow our stock, the price of our common stock would likely decline. Further, if our revenue increases or our operating results improve during a particular period but that increase or improvement is a one-time event or is not representative of a trend, the price of our common stock may fluctuate.

Additional factors that may cause fluctuations in our operating results include:

•	the timing and magnitude of shipments and the timing of installations and acceptance of our products, particularly those relating to large transactions;

•	changes in demand, sales cycles and prices for our products and services;

•	our ability in a timely manner to develop, introduce and ship new products and product enhancements that meet end-user requirements;

•	the timing of product releases, enhancements or announcements by us or our competitors;

•	changes in the competitive dynamics of our markets, including new entrants or competitors’ discounting of product prices;

•	government budget and appropriations processes and spending cycles;

•	the revenue mix between our services and products and among our products;

•	our ability to attract new customers and retain existing customers;

•	changes in the gross margin for any of our products;

•

the availability, costs and timeliness of delivery of components obtained from third parties that are used in our products, the loss of one or more of our suppliers or a reduction in the capacity of one or more of our suppliers;

•	our inability to control operating expenses; and

•

variability in our ability to recognize revenue from sales resulting from application of AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, which requires the deferral of revenue under certain circumstances.

We have a history of losses, and we may not become profitable on a quarterly or annual basis. The failure to attain profitability on a sustained basis would harm our business and the value of our common stock.

For many years, we have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. In fiscal 2007, which ended June 29, 2007, we recognized an operating loss of $101 million. We expect to incur losses and negative operating cash flows for the foreseeable future. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our revenue, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenue, including unplanned uses of cash, the inability to forecast business activities accurately, further decline in our revenue and slower than expected acceptance of our newer products. In addition, a substantial portion of our service revenue comes from service of legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our profits would decrease. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and the value of our common stock.

We may be unable to maintain our overall gross margin. A failure to maintain our overall gross margin would negatively affect our financial performance and stock price.

Our overall gross margin for our business has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	the revenue mix among our products and between products and services;

•	discount levels and price competition;

•	our average system order size and end-user mix;

•	our ability to maintain sufficient levels of supplier credits in support of strategic deals;

•	the cost of components and service personnel; and

•	new product introductions and enhancements by us and our competitors.

Due to these and other factors, we may be unable to maintain our overall gross margin. As we enter into new markets and introduce new products and services, our ability to forecast our overall gross margin and anticipate the effect of these and other factors diminishes. Reductions in our overall gross margin would negatively affect our financial performance and could lead to a decline in the price of our stock.

Our business would be adversely affected by any production delay, discontinuance or decreased competitiveness of the microprocessors we use.

Our core products incorporate system architectures designed for specific microprocessors that we obtain from third parties, including Intel. We require the assistance of microprocessor suppliers in connection with our technical development activities, and we rely on the continued development of their products so that they remain competitive in terms of performance and cost. As a result, our business depends on the continued availability, reliability and competitiveness of the microprocessors that we use and would be severely harmed by production delays or discontinuance of these microprocessor families. It is also important to our competitive position that our chosen microprocessors be competitive in quality and performance as well as price. Any increase in the cost of the microprocessors that we use in our products could make our products less competitive or lower our margins. Microprocessor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Shortages in microprocessor supply and delays in new product introductions or product improvements could result in significant, widespread delays in the shipment of our systems, which would severely harm our operating results and stock price. Although we have taken steps with the introduction of new products to mitigate our dependence on a single microprocessor, the transition will take some time, and the mitigation will be expensive and time-consuming.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our revenue and relationships with current and prospective end-users.

We purchase the hardware for our storage products primarily from two suppliers, and purchase several of the components of our server products, from a small number of suppliers or a single supplier. This reliance on a limited number of suppliers involves several risks, including:

•	supplier capacity constraints;

•	price increases and limited bargaining flexibility;

•	establishing collaborative relationship with suppliers;

•	timely production and delivery; and

•	component quality.

We may be unable to obtain enough of these components in the future, and the prices of these components may increase. In addition, problems with respect to component quality and timeliness of deliveries may occur, which may delay customer acceptance and our ability to recognize revenue, may cause us to incur additional costs, or cause us to incur penalties under customer contracts that require timely delivery. In addition, our suppliers could enter into exclusive agreements with, or acquire or be acquired by, one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Disruption or termination of the supply of our product components could require us to alter the design of our products to accommodate replacement components, and would require our personnel to spend significant amounts of time working with customers and new suppliers to minimize customer inconvenience and the down time of our products. Any disruption or termination of supply could seriously harm our relationships with current and prospective customers.

We face intense competition and expect competition to increase in the future, which could hinder the growth of or reduce our revenue or customer base.

The server and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. Our primary competitors include IBM and Hewlett Packard and with respect to our storage business, Network Appliance and EMC. We depend in part on maintaining sufficient levels of supplier credits in order to compete for strategic deals. Most of our competitors have substantially greater technical, marketing and financial resources and brand recognition. Some of our competitors also have a larger installed base of customers than we do. Particularly in the storage market, there are many new entrants that are competing with us and rapidly introducing new products and technologies. In addition, clustered computing systems comprise a significant percentage of the HPC market, and an increasing number of vendors are competing for this share of the market. Also, as the market for Linux-based systems grows, the number of competitors in that market is likely to increase. Intensifying competition in these markets and other markets in which we compete or that we may decide to enter may result in lower prices and thus lower gross margins, and our financial performance may suffer as a result.

We maintain relatively low inventory and acquire components only as needed; as a result, if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand.

We maintain relatively low inventory and acquire components only as needed, and do not always enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or acceptable quality to build new products to meet customer demand, which could harm our business, operating results and financial condition.

If we are unable to develop new hardware and software products upgrades and enhancements and to respond to technological changes, we may fail to increase, or we may lose, market share.

Our future growth depends on our successful development and introduction of new products and enhancements to existing products in order to meet customer needs and to address the rapidly-changing competitive landscapes in the markets in which we compete. We have recently introduced new products in the clustered computing and storage markets, including our recently introduced Visualization products and our Industrial Strength Linux® Environment initiative and we continue to spend significant resources on research and development in an effort to develop and introduce new hardware and software products, software enhancements and upgrades. The introduction of new clustered computing and storage products requires close collaboration among, and continued development of new technology by, multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components such as semiconductors, and contract manufacturers. The failure to collaborate and develop new technology effectively could cause our products under development to fail to meet specifications or to miss the timetables that we establish.

Our products must interoperate in our customers’ computing environments, which often have unique specifications, use multiple protocol standards, incorporate products from multiple vendors and contain legacy components. We must be able to modify our products quickly to meet an end-user’s unique environment, and as network, hardware and software technologies change we must be able to adapt rapidly. If we find errors in the software or defects in the hardware used in our customers’ computing environments or problematic network configurations or settings, we may have to modify our products so that they will interoperate with our customers’ computing environments. Failure to quickly modify our products and adapt to technological change could cause longer installation times for our products, delays of future purchases of our products or cancellations of orders, any of which would seriously harm our operating results.

If we fail to manage the introduction of new products or enhancements effectively, we may fail to increase, or may lose, market share.

Short product life cycles in our markets place a premium on our ability to enhance our products and manage transition to our new products. As we introduce new or enhanced products, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet customer demand. In addition, we must train and manage our sales force effectively in order to ensure that our sales force is aware of, and prepared to communicate to customers effectively about, the scheduled availability of and the improvements and features offered by the new products or enhancements. Development delays, excess costs, supplier quality or yield problems, variations in product and component costs and excess inventories of older products and components could adversely affect our business and operating results.

If we fail to manage future expansion in current and new markets effectively, our business would be harmed.

We intend to devote additional resources in the industrial and high-performance data management sectors of the HPC market in order to increase our penetration and strengthen our end-user and other relationships in these sectors focusing our business on these new target markets will require substantial management attention with respect to managing increasingly complex operations, allocating resources, managing expenditures, developing product roadmaps and recruiting, hiring, training, integrating and retaining highly skilled and motivated individuals. In addition, as we expand into new markets, we may face longer sales and implementation cycles, increased competition and increased pressure on our gross margins. Our operating results and financial condition would be harmed if we are not successful in managing this expansion effectively.

Sales to or funded by the United States government, which account for the majority of our revenue, are subject to disruptions and delays.

We derive a substantial portion of our revenue directly from U.S. government entities. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a majority of our revenue depends on sales to or funded by the U.S. government. Sales to or funded by the government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue, operating results and the price of our stock.

A number of our executive officers have only recently been hired and they have limited experience with our business and with working with each other.

Robert “Bo” Ewald joined us as our Chief Executive Officer in April 2007. Various other key employees and executive officers have joined us in the last year, including Douglas Britt, our Senior Vice President of Worldwide Sales, Shahin Khan, our Vice President of Strategy and Development, and Raj Das, our Vice President of Storage Marketing. These key personnel have limited experience with us and with each other, and they may be unable to work together to manage our business effectively or to generate positive operating results.

If we lose key personnel or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it would be more difficult for us to manage and grow our business.

Our future performance depends on the continued service of our key technical, sales, services and management personnel. It is also critical that we are able to attract and retain technical, sales, service and management personnel with appropriate security clearances in order to enable us to maintain and increase our classified government business. Competition for these and the other personnel we require is intense, and we may fail to attract and retain key executives and employees in the future. To manage our operations, we rely on our key employees and executives, many of whom have many years of experience with our products and customers and the security clearances that are required to work with a number of our product installations. The loss of members of senior management or key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and disruptive and might be unsuccessful. The process of hiring, training and successfully integrating qualified personnel into our operations is lengthy and expensive. If we are not able to recruit and retain key personnel effectively, the quality and speed with which our products are developed, marketed and sold, and our ability to respond to technological developments in our industry, would likely be seriously compromised, and our reputation and business would suffer as a result.

We may fail to comply with our debt covenants, and this noncompliance could place us in default and lead to termination of our facility and acceleration of our indebtedness.

Our current financing facility provides up to $105 million of financing, consisting of an $85 million term loan that matures in October 2011 and a $20 million revolving line of credit. Affiliates of Quadrangle Master Funding Ltd. and Watershed Technology Holdings, LLC, the two largest holders of our common stock, are the two largest lenders under the facility. Under the terms of this facility, we are required to comply with certain covenants, including maximum levels of capital expenditures and, beginning in calendar 2009, minimum levels of earnings before taxes, depreciation and amortization and minimum levels of cash and cash availability. We may be unable to remain in compliance with these covenants, and noncompliance could lead to a default under the terms of the facility. In the event that we default, the facility could be terminated and our obligation to repay the indebtedness could be accelerated, which would seriously harm our financial condition and operating results and could adversely impact our ability to obtain replacement financing.

We may not be able to raise additional capital in the future on commercially attractive terms or at all, which would restrict our growth and impair our ability to operate.

We may need to obtain additional financing to fund our business, make acquisitions that are important to our strategy, or repay amounts outstanding under our financing facility. Financing may be unavailable in amounts or on terms acceptable to us. The failure to obtain any necessary financing, or our inability to obtain such financing on commercially attractive terms, could materially harm our business and the price of our stock. Our continued compliance with the terms of our financing facility limits our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business and the industry. In the event that our cash flows, together with available borrowings, are insufficient to meet our cash requirements, we may be required to reduce planned capital expenditures, sell additional assets or seek other sources of capital. If we raise funds by incurring further debt, our operations and finances would likely become subject to further restrictions. If we fail to comply with these further restrictions, our creditors may be able to exercise remedies that substantially impair our ability to operate. If we obtain additional funds by selling equity securities or if we issue equity derivative securities in connection with obtaining financing, our existing stockholders may suffer dilution and equity securities we issue may have rights, preferences or privileges senior to our common stock.

Our international sales may require export licenses and expose us to additional risks.

Our sales to customers outside the United States are subject to U.S. export regulations. Under these regulations, sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce. Our international sales would be adversely affected if these regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to non-U.S. customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. End-users could circumvent end-user documentation requirements that are intended to aid in our compliance with export regulations, potentially causing us to violate these regulations. These violations could result in penalties, including prohibitions on us from exporting our products to one or more countries, and could materially harm our business, including our sales to the U.S. government.

We are subject to the risks of international operations.

We generate a significant portion of our revenue from sales shipped to customer locations outside the United States, with international revenue representing 41.3%, 44.9% and 45.5% of our total revenue in fiscal 2005, 2006 and 2007, respectively. As a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business may cause damage or disruption to commerce by creating economic and political uncertainties. These events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our operating expenses, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to:

•	changes in a country’s economic and labor conditions;

•	currency fluctuations;

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	changes in tax laws;

•	changes in the regulatory or legal environment;

•	fluctuations in transportation costs;

•	natural and medical disasters; and

•	trade sanctions and protection measures.

If we do not maintain strong financial controls, investor confidence in us may decline and our stock price may decline as a result.

Maintaining our financial controls has become increasingly complex due to the constant evolution in accounting principles and changes to disclosure laws. Our business has also become more complex with the implementation of fresh-start accounting, and implementing and monitoring the appropriate controls are more complicated. Managing these factors in a cost-effective manner can be challenging, and we may be found to have significant deficiencies or material weaknesses in our internal control over financial reporting. For example, in connection with the audit of our fiscal 2007 financial statements, we identified a material weakness in our internal control over financial reporting. Specifically, we did not have an adequate process in place to account for income taxes related to fresh-start accounting as it applies to foreign subsidiaries. Any such deficiency or weakness could undermine investor confidence and our stock price could decline as a result.

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant installation or repair expenses, harm our customer relationships and industry reputation, reduce our revenue and make achieving profitability more difficult.

We may experience design, manufacturing or component quality problems with our products that require us to replace components or entire products, in order to meet customers’ performance criteria, or to meet continuing performance obligations through customer support services or warranty programs. Our product warranties last up to three years for certain products. As a result of component, manufacturing or design defects, we may be required to incur significant expenses to repair or replace a substantial number of products under our product warranties. Further, our customers may discover latent defects in our products that were not apparent when our products were installed. These defects may cause us to incur significant repair or replacement expenses beyond the normal installation period. Most of our customers use our systems for applications that are critical to their organization; as a result system reliability is critical to the success of our products. Any component, manufacturing or design defect or other reliability issues could cause us to lose customers or revenue or could damage our customer relationships and industry reputation.

If we fail to offer high-quality customer support, our business would suffer.

After our products are deployed within the environments of our end-users, our end-users depend on our customer support organization to resolve issues relating to our products. The ability to offer high-quality customer support services is critical to the successful marketing and sale of our products. If we or any resellers of our products do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing end-users and would harm our prospects with potential customers. Further, as we continue to expand our operations internationally, our customer support organization will face additional challenges, including those associated with providing on-site support. Our failure to maintain high-quality customer support services would harm our business, operating results and financial condition.

We may become involved in intellectual property disputes, which could be expensive, distract our management team and result in reduced ability to use technologies that are important to our business.

Monitoring and protecting against the unauthorized use of our patented technologies, products, trademarks and other proprietary rights are expensive, time-consuming and difficult. It is possible that third parties have used or in the future will use our intellectual property without our permission or knowledge. Periodically, we review publicly available information regarding intellectual property being developed by others in order to identify potential violations of our proprietary rights. The steps we have taken may not prevent unauthorized use of our intellectual property. Third parties in the past have asserted, and will in the future assert, intellectual property infringement claims against us. Future claims, if proved, could require us to pay substantial damages, redesign our existing products or pay fees to obtain cross-license agreements.

We expect that, as the number of hardware and software patents issued continues to increase, and as competition in the markets we address intensifies, the volume of intellectual property claims will also increase. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Even if we are successful in obtaining licenses or entering into settlement arrangements, litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than we have.

Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products.

We incorporate open source software into our products. Open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees in the event those licensees re-distribute or make derivative works of the open source software. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which might harm our business, operating results and financial condition.

Our bankruptcy reorganization may negatively impact our future operations and the operations of our subsidiaries.

In October 2006, we completed a bankruptcy reorganization that has harmed, and may continue to harm, our ability to retain existing customers and suppliers, attract new customers and suppliers and maintain contracts that are critical to our operations. The publicity surrounding our bankruptcy reorganization had a negative effect on our reputation and operating results.

We may not be able to utilize a significant portion of our net operating loss and credit carryforwards.

Prior to our bankruptcy reorganization, we had over $1 billion in U.S. net operating loss, or NOL, carryforwards due to prior period losses. These NOL carryforwards may be subject to limitation under U.S. and state income tax laws that provide that such limitation is imposed upon a greater than 50% cumulative shift in the ownership of an entity’s stock over a certain period of time. As a result of the bankruptcy reorganization, a cumulative shift of more than 50% of our stock ownership may have occurred; however, federal income tax law provides an exception to the limitation if the shift in ownership was as a result of a bankruptcy filing. There may be benefits to us in opting out of this exception in certain circumstances. We are currently in the process of evaluating the benefits of doing so. If we elect to opt out of this exception, our ability to utilize our NOL carryforwards in future years may be limited. If in any given future fiscal period, our taxable profits are in excess of the NOL carryforwards available to offset those profits, the excess would be subject to federal and state income taxation. This limitation would reduce our after-tax income.

We may incur substantial costs in order to comply with laws and regulations governing the environment, which could harm our operating results.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for their collection, treatment, recycling and disposal. These laws and regulations have been enacted in a number of jurisdictions in which we sell our products, including various European Union, or EU, member countries. For example, the EU has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, sold after July 1, 2006. The WEEE directive obligates parties that sell electrical and electronic equipment in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with these laws and regulations as they are enacted, and that our suppliers also comply with these laws and regulations. If we or our suppliers fail to comply with the legislation, our customers may refuse or be unable to purchase our products, which could harm our business, operating results and financial condition.

In connection with our compliance with these environmental laws and regulations, we could incur substantial costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability to our customers. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our business, operating results and financial condition could suffer.

If our stock continues to have extremely low trading volume or our stock price continues to be volatile, you may only be able to resell our shares at a loss or at a price below the most recently-quoted share price.

Since our common stock began trading on the NASDAQ Global Market in October 2006, the price of our common stock has fluctuated between $17.50 and $30.66 per share, with an average daily trading volume of approximately 30,000 shares. Because of our extremely low trading volume, any sale of common stock may have a depressive effect on our stock price. Also, volatility in our stock price may impact your ability to sell your shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

•	new products or services offered by us or our competitors;

•	failure to meet any publicly announced revenue or other financial projections;

•	actual or unanticipated variations in quarterly operating results;

•	changes in financial estimates by any securities analysts who follow our stock or the stock of our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•	issuances of debt or equity securities.

In addition, the stock market in general, the NASDAQ Global Market and companies in our industry have experienced extreme stock price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Insiders have substantial control over us, which limits other stockholders’ ability to influence corporate matters and could delay or prevent a third party from acquiring control over us.

Quadrangle Master Funding Ltd. and Watershed Technology Holdings, LLC, and their affiliates, beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders are able to exercise influence over all matters requiring stockholder approval, including the election of directors and the approval of corporate transactions, such as a merger or other sale of our company or its assets. Quadrangle and Watershed are represented on our board of directors, and their affiliates also hold a majority of our indebtedness under our financing facility. In these capacities, these entities have the ability to exert significant control over us and our operations and may have a risk tolerance that differs from that of stockholders generally.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of September 28, 2007, we had outstanding 11,125,000 shares of common stock, all of which are eligible for resale on the NASDAQ Global Market. 5,632,191 shares held by Quadrangle, Watershed and Symphony Asset Management LLC and their affiliated entities currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act, unless they are sold pursuant to a registration statement. We are obligated to file a shelf registration statement covering the resale of these shares of our common stock. When declared effective, all such shares will be freely tradable pursuant to the registration statement.

As of September 28, 2007, there were an aggregate of 1,333,065 shares of common stock issuable upon exercise of outstanding stock options and settlement of restricted stock units, and we plan to issue additional stock options or restricted stock units in the future. The first vesting date for most of these stock options and restricted stock units is December 1, 2007. We expect increased sales of our common stock as those options and units vest.

We do not intend to pay cash dividends on our common stock. You will realize a return on your investment only if our stock price appreciates and you sell.

Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Our current financing facility prohibits the payment of cash dividends without the consent of our lenders. Any future payment of dividends will depend on our growth, profitability, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Because our operating results continue to be impacted by accounting adjustments that make it difficult to compare recent results to historical results and understand the true cash-flow dynamics, investors may be deterred from investing in our common stock.

As required by fresh-start accounting policies that we were required to adopt upon our emergence from federal bankruptcy protection, we adjusted all of our assets and liabilities to fair value, and recognized certain deferred assets and liabilities, as of September 29, 2006. As a result of these adjustments, our financial condition and operating results from and after September 29, 2006 are not comparable to the financial condition and operating results reflected in the historical consolidated financial statements of the Predecessor Company. In addition, our adoption of SOP 97-2 for our transactions, including many of our large transactions, has required us to defer recognition of significant amounts of revenue. This revenue deferral has also caused our operating results to differ significantly from our operating results prior to such adoption. Because of these and other accounting adjustments a reader may not understand the actual trends in our business and may decide not to invest in our common stock as a result. As a result we may continue to experience volatility and extremely low trading volume in our common stock and you may not be able to sell your shares at a profit.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable and result in a lower market price for our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors. These provisions include the following:

•	the division of our board into three classes;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting; and

•

the required approval of at least 75% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the inability of stockholders to take action by written consent in lieu of a meeting.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price being lower than they would without these provisions.

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified, dated September 15, 2006 (1)

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (2)

4.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

4.2	Bylaws of the Registrant (4)

4.3	Specimen Common Stock certificate of the Registrant (5)

4.4	Registration Rights Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc. and certain stockholders of Silicon Graphics, Inc. , including Watershed Capital Partners, L.P., Watershed Capital Institutional Partners, L.P., Watershed Capital Partners (Offshore), Ltd., QDRF Master Ltd., Quadrangle Debt Recovery Income Fund Master Ltd., Quadrangle Debt Opportunities Fund Master Ltd., and Encore Fund, L.P. (6)

4.5	First Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (7)

4.6	Second Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (8)

10.31	Form of Termination Agreement and General Release for executives of the registrant at the Vice President level.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert H. Ewald and Kathy Lanterman.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report filed on Form 8-K, filed with the SEC on September 19, 2006, and incorporated herein by reference.
(2)	Previously filed as Exhibit 2.2 to the Registrant’s Current Report filed on Form 8-K, filed with the SEC on September 19, 2006, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report filed on Form 8-K, filed with the SEC on October 20, 2006, and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report filed on Form 8-K, filed with the SEC on October 20, 2006, and incorporated herein by reference.
(5)	Previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 1, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, filed with the SEC on October 20, 2006, and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006, and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7 , 2007	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman Chief Financial Officer (Principal Financial Officer)

	By:	/s/ David A. Barr
David A. Barr Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)