Form 10-Q/A
period 2007-03-30
SILICON GRAPHICS INC
filed 2008-01-07
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number 001-10441

Silicon Graphics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2789662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 E. Arques Avenue Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

(650) 960-1980
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of January 2, 2008, there were 11,175,370 shares of the registrant’s common stock outstanding, par value $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (the “Form 10-Q/A”) is an exhibit-only filing and amends our quarterly report on Form 10-Q for the period ended March 30, 2007, originally filed on May 9, 2007. We are filing this Form 10-Q/A solely to include revised Exhibits 10.41 and 10.42. In addition, the Company is also including Exhibits 31.1 and 31.2, as required by the filing of this amendment. No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC. a Delaware corporation

By:	/s/ Robert Ewald
Robert Ewald Chief Executive Officer

Date:	January 4, 2008

By:	/s/ Kathy Lanterman
Kathy Lanterman Chief Financial Officer

Date:	January 4, 2008