Form 10-Q
period 2007-12-28
SILICON GRAPHICS INC
filed 2008-02-06
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2007.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

As of January 25, 2008, the registrant had 11,180,334 shares of common stock, par value $0.01 per share, outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Silicon Graphics, SGI, the SGI logo, Silicon Graphics Onyx, SGI Origin, Silicon Graphics Tezro, Silicon Graphics Fuel, InfiniteStorage, IRIX, SGI Altix, Altix ICE and Altix XE are our trademarks in the U.S. and/or other countries. All other brand names, service marks, trademarks and trade names appearing in this form 10-Q or the accompanying prospectus are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Product and other revenue	$40,460	$58,680	$80,602	$45,229
Product revenue from related party	2,953	5,002	8,407	15,377
Global services revenue	46,698	44,041	92,187	61,199

Total revenue	90,111	107,723	181,196	121,805

Costs and expenses:
Cost of product and other revenue	34,938	59,918	72,630	42,710
Cost of service revenue	27,310	29,387	53,199	32,265
Research and development	14,464	14,984	27,760	16,007
Selling, general and administrative	44,163	41,606	85,387	42,359
Other operating expenses, net	20	2,885	195	3,926

Total costs and expenses	120,895	148,780	239,171	137,267

Operating loss	(30,784)	(41,057)	(57,975)	(15,462)
Interest expense (contractual interest of $7,841 for the three-month period ended September 29, 2006)	(2,990)	(3,158)	(5,942)	(7,688)
Interest and other income (expense), net (1)	(6,970)	1,199	(7,353)	11,286
Income from equity investment	—	—	—	105

Loss before reorganization items and income taxes	(40,744)	(43,016)	(71,270)	(11,759)
Reorganization items, net	—	—	—	340,397

Income (loss) before income taxes	(40,744)	(43,016)	(71,270)	328,638
Income tax provision	1,432	678	7,099	2,382

Net income (loss)	$(42,176)	$(43,694)	$(78,369)	$326,256

Net income (loss) per share:
Basic	$(3.78)	$(3.93)	$(7.04)	$1.20

Diluted	$(3.78)	$(3.93)	$(7.04)	$0.77

Weighted-average shares used to compute net income (loss) per share:
Basic	11,147	11,125	11,136	271,563

Diluted	11,147	11,125	11,136	423,875

(1)	The three-month period ended December 28, 2007, includes a write-down of $6 million of our equity investment in SGI Japan to the estimated fair value of the investment, which was approximately $15 million at December 28, 2007. The three-month period ended September 29, 2006, includes a pre-tax gain of approximately $10 million on the sale of a portion of the Predecessor Company’s investment in SGI Japan. See Note 11, Investment in SGI Japan.

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	Dec. 28, 2007	June 29, 2007
Assets:
Current assets:
Cash and cash equivalents	$33,135	$69,887
Short-term marketable investments	41	223
Short-term restricted investments	9,399	6,763
Accounts receivable, net of allowance for doubtful accounts of $1,879 at December 28, 2007 and $2,012 at June 29, 2007	41,750	47,643
Inventories	58,848	54,354
Prepaid expenses	7,448	6,153
Other current assets	44,387	49,576

Total current assets	195,008	234,599
Restricted investments	611	302
Property and equipment, net	42,842	43,392
Other intangibles, net	59,422	71,264
Other non-current assets, net	71,207	59,501

Total assets	$369,090	$409,058

Liabilities and stockholders’ equity :
Current liabilities:
Accounts payable	$19,668	$14,387
Accrued compensation	31,806	35,382
Income taxes payable	3,578	2,209
Other current liabilities	45,524	44,420
Current portion of long-term debt ($2,250 from related parties at December 28, 2007 and none at June 29, 2007)	4,283	261
Current portion of deferred revenue	89,647	84,798
Current portion of restructuring liability	1,067	1,410

Total current liabilities	195,573	182,867
Long-term debt ($42,750 from related parties at December 28, 2007 and $45,000 at June 29, 2007)	80,750	85,000
Non-current portion of deferred revenue	59,582	32,362
Other non-current liabilities	25,708	24,370

Total liabilities	361,613	324,599
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,535,661 and 11,125,000 shares issued and outstanding at December 28, 2007 and June 29, 2007, respectively	189,491	188,101
Accumulated deficit	(182,014)	(103,642)

Total stockholders’ equity	7,477	84,459

Total liabilities and stockholders’ equity	$369,090	$409,058

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Successor Company		Predecessor Company
	Six Months Ended Dec. 28, 2007	Three Months Ended Dec. 29, 2006	Three Months Ended Sept. 29, 2006
Cash flows from operating activities:
Net income (loss)	$(78,369)	$(43,694)	$326,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	—	(342,996)
Depreciation and amortization	19,221	11,021	10,202
Write-off of in-process R&D	—	500	—
Impairment of equity investment	6,149	—	—
Amortization of inventory fair value adjustment to cost of sales	4,230	12,576	—
Utilization of pre-petition foreign tax loss carryforwards	4,889	—	—
Gain on sale of equity investment	—	—	(9,848)
Stock-based compensation expense	1,888	124	122
Other	(258)	(790)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	6,098	(16,569)	8,187
Inventories	(11,169)	(2,533)	(13,639)
Accounts payable	5,006	(31,222)	6,361
Accrued compensation	(3,575)	(36)	2,616
Deferred revenue	32,069	49,265	(18,189)
Other assets and liabilities	(10,496)	(3,904)	5,844

Total adjustments	54,052	18,432	(352,814)

Net cash used in operating activities	(24,317)	(25,262)	(26,558)

Cash flows from investing activities:
Marketable investments:
Purchases	10	61	(168)
Maturities	—	—	107
Restricted investments:
Purchases	(6,193)	(13,133)	(6,686)
Maturities	3,772	31,155	5,580
Proceeds from sale of equity investment	—	—	18,690
Purchases of property and equipment	(5,671)	(2,969)	(1,064)
Decrease (increase) in other assets	(2,864)	2,729	(2,327)

Net cash provided by (used in) investing activities	(10,946)	17,843	14,132

Cash flows from financing activities:
Payments of debt principal	(15,197)	(8,185)	(130,007)
Proceeds from financing	15,000	8,000	114,825
Payments of debt issuance and debt modification costs	(772)	—	(896)
Net proceeds from financing arrangements	(20)	—	—
Repurchases of common stock for restricted stock unit withholding tax	(500)	—	—
Proceeds from issuance of stock	—	—	56,529

Net cash provided by (used in) financing activities	(1,489)	(185)	40,451

Net increase (decrease) in cash and cash equivalents	(36,752)	(7,604)	28,025
Cash and cash equivalents at beginning of period	69,887	82,698	54,673

Cash and cash equivalents at end of period	$33,135	$75,094	$82,698

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

We are a leader in high-performance computing (“HPC”) and data management. We sell a broad line of mid-range to high-end computing servers, data storage and visualization systems. In addition, we provide customer support and professional services related to our products. We are a leading developer of enterprise-class, high performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems predominately incorporate Intel Itanium 2 and Xeon processors.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing and data management problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

We manufacture our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through indirect channels including resellers, distributors and systems integrators.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization and Emergence from Bankruptcy

On May 8, 2006 (the “Petition Date”), the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. At a hearing held on September 19, 2006, the Court confirmed the Predecessor Company’s First Amended Joint Plan of Reorganization, dated July 27, 2006 (as modified, the “Plan”). This order became final on September 29, 2006 and we emerged from Chapter 11 on October 17, 2006 (the “Effective Date”). Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, we issued 10,000,000 shares to holders of certain allowed debt claims and we issued 1,125,000 additional shares to certain backstop purchasers pursuant to a Backstop Purchase Agreement that guaranteed the claims of certain note holders. In addition, we reserved 1,250,000 shares of the new common stock for issuance pursuant to the terms of our Management Incentive Plan, which share reserve has since been increased. See Note 5, Stock-Based Compensation.

Our new common stock trades on the Nasdaq Capital Market under the symbol SGIC.

Reorganization items

Reorganization items, net represents expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations for the Predecessor Company. Such items consisted of the following (in thousands):

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

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities in the financial statements and the accompanying notes. On an ongoing basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventory, lease residual values, warranty obligations, restructuring, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates.

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

We emerged from federal bankruptcy protection on the Effective Date and adopted fresh-start accounting as of September 29, 2006 in accordance with SOP 90-7. We were required to use fresh-start accounting because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and reorganization value was less than post-petition liabilities and allowed claims. Under fresh-start accounting, we are required to allocate reorganization value to assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company.” For further information on fresh-start accounting, see Note 4, Fresh-Start Accounting.

The condensed consolidated balance sheet as of December 28, 2007 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting.

The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of December 28, 2007 and September 29, 2006 and will have a material impact on condensed consolidated statements of operations for periods subsequent to December 28, 2007.

4.	Fresh-Start Accounting

On September 19, 2006, the Court confirmed the Plan. Our emergence from Chapter 11 proceedings on the Effective Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Reorganization adjustments were made to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting.

Reorganization adjustments resulted primarily from:

i.	changes in the carrying values of assets and liabilities to reflect fair values, including the establishment of certain intangible assets;

ii.	discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan;

iii.	addition of new financing;

iv.	cash distributions paid or payable to pre-petition creditors; and

v.	issuance of Successor Company common stock and cancellation of Predecessor Company common stock.

The fair value allocated to the assets and liabilities of the Successor Company is in conformity with SFAS No. 141, Business Combinations. These adjustments are based upon the work of management to determine the relative fair values of our assets and liabilities. The estimates and assumptions utilized are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start accounting, our post-emergence financial statements are not comparable with our pre-emergence financial statements, because they are, in effect, those of a new entity.

5.	Stock-Based Compensation

On November 19, 2007, our stockholders approved the amended and restated Silicon Graphics, Inc. Management Incentive Plan (“MIP”). The amendment and restatement of the MIP increased the number of shares issuable thereunder from 1,250,000 to 2,473,750. The MIP permits us to issue a variety of equity incentives, including options to purchase our common stock and restricted stock units (“RSUs”). RSUs represent the right to receive a number of shares of our common stock upon the lapsing of vesting or other restrictions. Of the total number of shares reserved, a maximum of 924,375 shares may be issued for “full value benefits.” Full value benefits are stock awards designed to provide equity compensation based on the full value of a share of stock, such as RSUs. The MIP also imposes per-participant award limits. Stock options and RSUs granted under the MIP are generally expected to have a vesting period of up to 48 months. As of December 28, 2007, 1,680,202 equity grants had been issued since October 17, 2006, of which 320,792 were RSUs and 1,359,410 were stock options.

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer companies’ historical and implied volatility. The expected life has been calculated for all outstanding grants using the “simplified” approach as described in SEC Staff Accounting Bulletin No. 107. For purposes of performing our valuation, we combine the employees and directors into one group. The amounts listed below represent the weighted averages. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Expected volatility	37.19%	43.00%	37.10%	130.00%
Expected term (in years)	4.50	4.47	4.51	2.08 – 2.55
Risk-free rate (%)	3.30	4.42	3.42	4.77-4.80
Expected dividends	—	—	—	—

Stock-based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our condensed consolidated statement of operations for these stock-based compensation arrangements were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007 *	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Stock-based compensation cost included in:
Cost of product and other revenue	$34	$6	$62	$—
Cost of service revenue	(42)	6	17	—
Research and development	253	58	561	—
Selling, general, and administrative	530	54	1,248	122
Reorganization items	—	—	—	3,981

Total stock-based compensation expense before income taxes	775	124	1,888	4,103
Income tax benefit recognized	—	—	—	—

Total stock-based compensation expense after income taxes	$775	$124	$1,888	$4,103

As of December 28, 2007, there was $8.1 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 3.3 years. Additionally, as of December 28, 2007, there was $5.7 million of unrecognized stock-based compensation expense related to unvested RSUs that we expect to vest over a weighted-average period of 2.9 years.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of December 28, 2007 and changes during the three months ended December 28, 2007, were as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2007	1,035	$22.04	6.40	$5,959
Options granted	416	$18.66	6.80
Options exercised	—	$—	—
Options forfeited or expired	(92)	$19.84	6.31

Options outstanding at December 28, 2007	1,359	$21.15	6.16	$952

Options vested and exercisable at December 28, 2007	237	$20.10	5.43	$196

Options expected to vest after December 28, 2007	1,194	$21.16	6.13	$836

The aggregate intrinsic value represents the difference between $19.03, our average stock price on the last trading day of the fiscal period, December 28, 2007, and the exercise price per share, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on December 28, 2007. The weighted-average intrinsic value of options granted during the six months ended December 28, 2007 was $6.73.

Summary of Restricted Stock Units

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse.

Unvested RSUs outstanding as of December 28, 2007 and changes during the three months ended December 28, 2007 were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at June 29, 2007	289	$21.48
RSUs granted	141	$18.72
RSUs released pursuant to vesting	(79)	$21.23
RSUs forfeited	(30)	$19.90

RSUs outstanding at December 28, 2007	321	$20.48

Of the RSUs released during the three months ended December 28, 2007, 28,000 units were withheld to satisfy the tax withholding requirement (valued at $0.5 million) for the total number of units that vested. The aggregate intrinsic value of RSUs outstanding was $6.1 million and $7.8 million as of December 28, 2007 and June 29, 2007, respectively.

Other Disclosures Pertaining to All Share-Based Compensation Plans

There was no cash received from option exercises under share-based payment arrangements during the three or six months ended December 28, 2007. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended December 28, 2007.

6.	Inventories

Inventories were as follows (in thousands):

	Dec. 28, 2007	June 29, 2007
Components and subassemblies	$22,678	$19,310
Work-in-process	15,059	21,270
Finished goods	17,048	9,268
Demonstration systems	4,063	4,506

Total inventories	$58,848	$54,354

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Work-in-process and finished goods inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort.

The resulting impact of fresh-start accounting to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At December 28, 2007, $1 million of this valuation adjustment was remaining, which we expect to be utilized by the end of fiscal 2008. As a result, the amount of cost of goods sold recognized by the Successor Company has been higher than the amount historically recognized by the Predecessor Company.

7.	Other Current Assets

Other current assets were as follows (in thousands):

	Dec. 28, 2007	June 29, 2007
Deferred cost of goods sold	$24,195	$24,150
Value-added tax receivable	3,179	7,846
Other receivable	10,047	11,631
Other	6,966	5,949

Total other current assets	$44,387	$49,576

8.	Other Intangibles, Net

Other Intangibles, net of accumulated amortization, were approximately $59 million as of December 28, 2007. Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Note 4, Fresh-Start Accounting). Subsequent to June 29, 2007, additional adjustments of $1.1 million and $5.5 million for the three and six months ended December 28, 2007, respectively, were made to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. Other Intangible Assets consist of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount Dec. 28, 2007
		June 29, 2007	Adjustments	Dec. 28, 2007	June 29, 2007	Amortization	Dec. 28, 2007
Developed product technology	5	$27,700	$(2,840)	$24,860	$(3,463)	$(2,135)	$(5,598)	$19,262
Customer backlog	4	2,700	(277)	2,423	(1,652)	(173)	(1,825)	598
Royalty license agreements	4	1,900	(195)	1,705	(285)	(175)	(460)	1,245
Trademark/trade name portfolio	16	6,400	(656)	5,744	(282)	(176)	(458)	5,286
Customer relationships	5	44,184	(1,553)	42,631	(5,938)	(3,662)	(9,600)	33,031

		$82,884	$(5,521)	$77,363	$(11,620)	$(6,321)	$(17,941)	$59,422

Total amortization expense for other intangible assets for the three months ended December 28, 2007 and December 29, 2006 was approximately $3 and $4 million, respectively. Total amortization expense for the six months ended December 28, 2007 was approximately $6 million. Future annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2008 (for fiscal quarters remaining at December 28, 2007)	$5,935
Fiscal 2009	11,852
Fiscal 2010	11,831
Fiscal 2011	11,796
Fiscal 2012	11,480
Thereafter	6,528

$59,422

9.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	Dec. 28, 2007	June 29, 2007
Spare parts, net of accumulated depreciation of $6,512 at December 28, 2007 and $3,913 at June 29, 2007	$16,930	$17,563
Investment in SGI Japan (see Notes 11 and 16)	14,720	20,869
Non-current deferred cost of goods sold	28,156	10,824
Other, net of accumulated amortization of $1,274 at December 28, 2007 and $1,649 at June 29, 2007	11,401	10,245

Total other non-current assets	$71,207	$59,501

Deferred cost of goods sold will be recognized over the contract terms ranging up to five years.

10.	Debt and Other Financing Arrangements

Debt consisted of the following at December 28, 2007 and June 29, 2007 (in thousands):

	Dec. 28, 2007	June 29, 2007
Term Loan due October 17, 2011	$85,000	$85,000
Other	33	261

Total	85,033	85,261
Less: amounts due within one year	(4,283)	(261)

Amounts due after one year	$80,750	$85,000

In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

In September 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. (“Quadrangle”) and Watershed Technology Holdings, LLC (“Watershed”), or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we must comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% or the Alternative Base Rate plus 3.50%, at our option. The financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17 and fiscal 2012 — $38.

During the second quarter of fiscal 2008, the maximum amount drawn on the line of credit and subsequently paid within thirty days of being drawn was $12 million.

On January 2, 2008, Quadrangle Debt Recovery Advisors LP (“QDRA”), an investor in the Company, announced the completion of its spin-off from Quadrangle Group LLC. As part of the separation, QDRA changed its name to Monarch Alternative Capital LP (“Monarch”). Monarch holds the investment in the Company’s stock previously held by QDRA. Also, on January 2, 2008, Quadrangle’s position in the term loan was assumed by Monarch.

On February 4, 2008, we entered into a third amendment that increased the amount under the term loan to $127.5 million. See Note 22, Subsequent Events. Annual principal payments for the additional amount borrowed under the term loan are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $0; fiscal 2010 — $3; fiscal 2011 — $7 and fiscal 2012 — $33.

11.	Investment in SGI Japan

Sale of Interest

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

Impairment of Investment

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in interest and other income (expense), net in the three and six months ended December 28, 2007. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at December 28, 2007.

See Note 16, Related Party Transactions, for further information on our related party relationship with SGI Japan.

12.	Guarantees

Financial Guarantees

Currently, we have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at December 28, 2007 was $10.6 million for which we had $10 million of assets held as collateral. The full amount of the assets held as collateral was included in restricted investments.

The cost of the assets held as collateral closely approximates fair value. At December 28, 2007, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our statement of financial position.

Product Warranties

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. This accrual was reflected under other current liabilities in the condensed consolidated balance sheets of this Quarterly Report on Form 10-Q.

Product warranty activity was as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Product warranty beginning balance	$5,650	$4,942	$5,646	$5,481
New warranties issued	1,427	2,940	3,055	1,195
Warranties paid	(1,468)	(2,025)	(3,208)	(1,735)
Changes in warranty rate estimates	(313)	(85)	(197)	1

Product warranty ending balance	$5,296	$5,772	$5,296	$4,942

13.	Earnings (Loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Net income (loss)	$(42,176)	$(43,694)	$(78,369)	$326,256

Weighted average shares outstanding-basic	11,147	11,125	11,136	271,563
6.50% Senior Secured Convertible Notes	—	—	—	150,862
6.125% Convertible Subordinated Debentures	—	—	—	1,450

Weighted average shares outstanding-diluted	11,147	11,125	11,136	423,875

Net income (loss) per share:
Basic	$(3.78)	$(3.93)	$(7.04)	$1.20

Diluted	$(3.78)	$(3.93)	$(7.04)	$0.77

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	1,362	70	1,318	26,344

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of RSUs as well as the assumed conversion of debt using the if-converted method. There was no convertible debt for the quarter ended December 28, 2007.

Earnings per share information reported by the Predecessor Company is not comparable to earnings per share information reported by the Successor Company because all existing equity interests of the Predecessor Company were eliminated (without a distribution) upon the consummation of the Plan.

14.	Comprehensive Income (Loss)

The difference between reported net income (loss) and comprehensive income (loss) was not considered material for the periods presented.

15.	Segment Information

We have two reportable segments, products and global services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and are aligned with the process by which the chief operating decision maker (Chief Executive Officer) makes operating decisions and evaluates performance.

Products

Our products segment consists of our core systems and our legacy systems. Our products are distributed through our direct sales force and through indirect channels, including resellers, distributors and systems integrators.

Our core systems consist of HPC systems and storage systems based on either the Intel Itanium 2 or Intel Xeon microprocessors and the Linux or Microsoft Windows operating systems. Our core systems include our server products sold under the Altix brand name. The other component of our core systems is our storage systems sold under the InfiniteStorage brand name. Our storage systems line is targeted at data growth which is a significant factor present in most computing environments.

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

Global Services

Our global services organization supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our customer support organization provides ongoing maintenance and technical support, including contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, customer education, managed services and third-party products.

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Core Systems:
Server products	$23,282	$40,954	$54,910	$34,914
Storage products	13,505	10,920	21,737	12,750

Total Core Systems	36,787	51,874	76,647	47,664
Legacy Systems:
Server products	6,216	10,966	11,103	12,324
Storage products	410	842	1,259	618

Total Legacy Systems	6,626	11,808	12,362	12,942

Total Products revenue	$43,413	$63,682	$89,009	$60,606

Global Services:
Customer support	$40,193	$35,080	$78,423	$48,396
Professional services	6,505	8,961	13,764	12,803

Total Global Services revenue	$46,698	$44,041	$92,187	$61,199

Total consolidated revenue	$90,111	$107,723	$181,196	$121,805

In the second quarter of fiscal 2008 and fiscal 2007 as well as the six months ended December 28, 2007, no single customer represented 10% or more of our total revenue. No single customer represented 10% or more of our total revenue in the first quarter of fiscal 2007.

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

Operating results for our reportable segments were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Revenue from external customers:
Products	$43,413	$63,682	$89,009	$60,606
Global services	46,698	44,041	92,187	61,199

Total consolidated revenue	$90,111	$107,723	$181,196	$121,805

Operating Income (loss):
Products	$(32,488)	$(36,437)	$(62,613)	$(23,448)
Global services	1,724	(1,735)	4,833	11,912

Total reportable segments	(30,764)	(38,172)	(57,480)	(11,536)
Other operating expense	(20)	(2,885)	(195)	(3,926)

Total consolidated operating loss	$(30,784)	$(41,057)	$(57,975)	$(15,462)

16.	Related Party Transactions

We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Product revenue	$2,953	$5,002	$8,407	$15,377

Cost of product revenue	$1,879	$3,238	$5,884	$9,233

Aggregate amounts receivable from and amounts payable to SGI Japan were immaterial at December 28, 2007 and June 29, 2007.

17.	Income Taxes

We file income tax returns with the U.S. government, various states and foreign jurisdictions. Our U.S. income tax returns for fiscal 2004 to 2006 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007, will result in approximately $7.5 million of tax refund/credit, including applicable interest. The actual amount of the interest on the refund receipt may be different from our estimate. We have recognized the estimated benefit related to this potential credit in fiscal 2007 as an adjustment to goodwill and/or other intangibles. Management reasonably expects proceeds from the settlement within fiscal 2008.

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

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $12 million payable to the Canadian government. We believe there would potentially be offsetting refunds against this tax adjustment from the Canadian government because we have requested refunds of overpaid taxes from the Canadian Government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. If accepted however, it will result in a net cash benefit to us. We have not recognized any benefit related to this potential credit as of December 28, 2007, and any benefit, if recognized, will be an adjustment to other intangibles.

We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We believe our transfer pricing practice in these two jurisdictions is adequately documented and supported by an independent study of practices by comparable companies (a transfer pricing report). We are under examination by the Hong Kong tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. However, we do not expect any adjustments as a result of this examination. We have net operating loss carryforward in all three jurisdictions that may be utilized to reduce any adjustment to our income taxes that may be proposed as a result of the audits or examinations.

Prior to our bankruptcy reorganization, SGI had over $1 billion in U.S. net operating loss carryforwards due to prior period losses. Ordinarily, net operating losses incurred prior to a bankruptcy are subject to limitation under Section 382 of the Internal Revenue Code. However, SGI received a private letter ruling from the Internal Revenue Service on January 29, 2008 indicating the limitations of Section 382 do not apply to the ownership change that occurred upon our emergence from bankruptcy. Accordingly, the pre-bankruptcy net operating losses of SGI can be used without limitation.

Unrecognized Tax Benefits

The Successor Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as of September 29, 2006. There was no material impact on the Successor Company’s consolidated results of operations resulting from the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Successor Company is as follows (in thousands):

Six Months Ended Dec. 28, 2007
Unrecognized tax benefits beginning balance at June 29, 2007	$19,580
Additions based on tax positions taken during a prior period	1,327
Additions for tax positions taken during the current period	925
Reductions due to settlements with taxing authorities	—
Reductions due to a lapse of the applicable statute of limitations	(631)

Unrecognized tax benefits at December 28, 2007	$21,201

Substantially all unrecognized tax benefits are recorded in other non-current liabilities.

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or to additional paid-in-capital, rather than adjustments to our statement of operations. As of December 28, 2007, $2.2 million of unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.

Interest and Penalties

Interest and penalties related to income taxes are recognized in the income tax provision. Penalties were not recorded in the six months ended December 28, 2007 or the six months ended December 29, 2006.

During the three and six month periods ended December 28, 2007, we recognized $0.4 million and $0.7 million, respectively, in interest expense. During the three month period ended September 29, 2006 (Predecessor Company) and the three month period ended December 29, 2006 (Successor Company), we recognized $0.4 million and $0.4 million, respectively, in interest. The Successor Company had approximately $10.5 million for the payment of interest and penalties accrued at December 28, 2007.

18.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years. Currently, the value of these arrangements totals $28.0 million and covers periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the three months and six months ended December 28, 2007, we earned approximately $2.5 million and $5.0 million, respectively, in compensation compared with approximately $2 million for the three months ended December 29, 2006 and approximately $1 million for the three months ended September 29, 2006. The amounts earned are recognized as an offset to research and development expense.

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

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). The EITF reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The consensus in EITF 07-3 is effective for us in the fiscal year beginning June 28, 2008. We are currently evaluating the impact, if any, of the adoption of EITF 07-3 on our consolidated financial position, results of operations and cash flows.

In November 2007, the EITF issued a consensus on EITF 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF reached a consensus that a participant in a collaborative arrangement that is deemed to be the principal participant for a transaction should record the transaction on a gross basis in its financial statements. Entities should evaluate the income statement classification of payments between participants pursuant to a collaborative arrangement based on the nature of the arrangement, the nature of the entity’s business operations, the contractual terms of the arrangement, and whether those payments are within the scope of other authoritative accounting literature on income statement classification. If the payments are within the scope of other authoritative accounting literature, the entity should apply the relevant provisions of that literature. To the extent that the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature, or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. EITF 07-1 should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The consensus in EITF 07-1 is effective for us in the fiscal year beginning June 27, 2009. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No.141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be applicable to any business combinations we close after June 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning June 27, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

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

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open income tax, VAT, and sales and use tax audits for years 1996 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $12 million payable to the Canadian government. We have requested refunds of overpaid taxes from the Canadian Government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We are under examination by the Hong Kong tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005.

The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not, with the exception of Canada, result in a material impact on our financial condition, results of operations or cash flows.

As described in Note 2, Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) was stayed, and absent further order of the Court, no party, subject to certain exceptions, was permitted to take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Effective Date, we emerged from Chapter 11.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.7 million based on the conversion rate as of December 28, 2007). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($13.1 million based on the conversion rate as of December 28, 2007), which exceeds our contractual limit of liability of €2 million ($2.9 million based on the conversion rate as of December 28, 2007). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.5 million based on the conversion rate as of December 28, 2007) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. (“ATI”) in U.S. District Court, Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

In late 2006, AMD announced the completion of its acquisition of ATI. We filed an amended complaint adding two additional patents to its claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14, 2006. The trial has been set for February 4, 2008.

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

On May 1, 2007, we received a letter from counsel for Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software. BHEL has asserted a claim for damages, reimbursement and interest of $1.9 million and has demanded arbitration. We are currently investigating the claim and are in the early stages of the arbitration process under the Arbitration and Conciliation Act of 1996 before Justice M. Jagannadha Rao (Retd). We cannot currently predict the outcome of this dispute.

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

21.	Shelf Registration Statement

On November 1, 2007, we filed a shelf registration statement on Form S-3 with the SEC to register the sale of an aggregate of up to $100 million of our common stock for sale in one or more primary offerings that we may choose to effect in the future. The registration statement has not yet been declared effective. The terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus supplement or free-writing prospectus to be filed with the SEC.

22.	Subsequent Events

On February 4, 2008, we entered into a Third Amendment to the Agreement (the “Third Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders, to amend the Senior Secured Credit Agreement entered into in October 2006. The Third Amendment increases the principal amount of the term loan from $85 million to $127.5 million. Term loan repayment obligations remain at $4,250,000 from December 26, 2008 through September 25, 2009, and increase to provide quarterly payments of $5,250,000 starting on December 25, 2009 and payable through September 24, 2010, and quarterly payments of $6,250,000 starting on December 24, 2010 and payable through June 24, 2011, with a maturity date payment of $70,750,000. The call premiums for the term loan and revolving credit commitments were increased to two percent. The interest rates on both the term loan and the line of credit remained the same, with floors added for the LIBOR rate of 3.5% and the Alternative Base Rate of 6.25%. The Amendment also allows us to establish securities, deposit or other accounts of up to $3 million to secure performance bonds and guarantees, surety bonds, letters of credit and other similar obligations. A three percent fee was incurred on the $42.5 million added to the term loan.

As of December 28, 2007, we owned 3 million shares of Series Y Preferred Stock of MicroUnity Systems Engineering, Inc. (“MUSE”). The shares were acquired through a Cray investment in MUSE in 1991 and were written off in 2001. On January 17, 2008, we entered into a stock repurchase agreement with MUSE. Under the stock repurchase agreement, MUSE repurchased all the preferred stock currently owned by us for an aggregate price of approximately $4 million and agreed to share future contingent revenue share payments through the end of 2008. The Company will record a $4 million gain on the sale of this investment in the third quarter of fiscal 2008 related to the non-contingent payment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, those concerning the following:

•	our estimates regarding the sufficiency of our cash resources and our ability to raise additional capital;

•	our expectations regarding acceptance of our recently-introduced SGI Altix and storage products;

•	our expectations regarding future operating results or financial performance, including maintenance of gross margins and profitability;

•	our intentions and expectations regarding the introduction of new products by us and our competition; and

•	our ability to maintain compliance with our debt covenants.

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

Overview

We are a leader in HPC and data management. We sell a broad line of mid-range to high-end computing servers, data storage and visualization systems. In addition, we provide customer support and professional services related to our products. We are a leading developer of enterprise-class, high performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems predominately incorporate Intel Itanium 2 and Xeon processors.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing and data management problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations.

Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

Over the past 18 months, we have appointed a new Chief Executive Officer and other key members of management, introduced our first cluster computing systems, reorganized our sales and marketing organizations, developed important sales and marketing relationships to broaden our market reach and implemented new services initiatives.

We are extending our sales and marketing activities into broader market segments with new products and services that we developed using our experience and leadership in our traditional markets. Using our technology and market knowledge, we deliver systems that have performance and ease-of-use features that are designed to enable our customers to solve their computing needs cost-effectively. Based on our expertise in the Linux computing environment, we have also expanded our server product lines to include servers that target rapidly-growing segments of the HPC market.

We manufacture our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through indirect channels including resellers, distributors and systems integrators.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies and estimates since June 29, 2007. Refer to “Management’s Discussion and Analysis” in our most recent Annual Report on Form 10-K.

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in interest and other income (expense), net in the three and six months ended December 28, 2007. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at December 28, 2007. It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results and forecasted operating results of SGI Japan. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period.

Results of Operations

We adopted fresh-start accounting on September 29, 2006, and emerged from Chapter 11 on October 17, 2006. As a result of the application of fresh-start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the six months ended December 28, 2007 have been compared to the combined three months ended September 29, 2006 and the three months ended December 29, 2006 as included in our condensed consolidated statements of operations. In this discussion, we disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. Fresh-start accounting and deferral of revenue recognition required by U.S. generally accepted accounting principles have had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future periods.

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
(In thousands, except per share amounts)	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Total revenue	$90,111	$107,723	$181,196	$121,805
Cost of revenue	62,248	89,305	125,829	74,975

Gross profit	27,863	18,418	55,367	46,830
Gross profit margin	30.9%	17.1%	30.6%	38.4%
Total operating expenses	58,647	59,475	113,342	62,292

Operating loss	(30,784)	(41,057)	(57,975)	(15,462)
Interest and other income (expense), net	(9,960)	(1,959)	(13,295)	3,703

Loss before reorganization items and income taxes	(40,744)	(43,016)	(71,270)	(11,759)
Reorganization items, net	—	—	—	340,397

Income (loss) before income taxes	(40,744)	(43,016)	(71,270)	328,638

Net income (loss)	$(42,176)	$(43,694)	$(78,369)	$326,256

Net income (loss) per share:
Basic	$(3.78)	$(3.93)	$(7.04)	$1.20

Diluted	$(3.78)	$(3.93)	$(7.04)	$0.77

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 15, Segment Information, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, products and global services. Our products segment includes our core systems, which include our high-performance computing systems, storage systems, and other products based on Intel Itanium 2 and Intel Xeon microprocessors and the Linux operating system, and our legacy systems, which include our high-performance servers and visualization systems based on our MIPS RISC microprocessors and IRIX operating system.

Revenue for the second quarter of fiscal 2008 decreased by $18 million, or 16%, compared with the corresponding period of fiscal 2007, reflecting a decrease in our product revenue that was partially offset by a moderate increase in our global services revenue. Revenue for the first six months of fiscal 2008 declined $48 million, or 21%, compared with the corresponding period of fiscal 2007, due to declines in sales in both of our reportable segments. Revenue for the second quarter and first six months of fiscal 2008 included the unfavorable impact of fresh-start accounting adjustments, primarily related to customer service revenue, of $2 million and $6 million, respectively, compared with an unfavorable impact of $16 million in each of the corresponding periods of fiscal 2007.

The following table presents total revenue by reportable segment (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Products and other:
Core systems	$36,787	$51,874	$76,647	$47,664
Legacy systems	6,626	11,808	12,362	12,942

Total products and other	$43,413	$63,682	$89,009	$60,606
% of total revenue	48%	59%	49%	50%

Global services	$46,698	$44,041	$92,187	$61,199
% of total revenue	52%	41%	51%	50%

Total revenue	$90,111	$107,723	$181,196	$121,805

Products. Revenue from our products segment for the second quarter and the first six months of fiscal 2008 decreased by $20 million, or 32%, and $35 million, or 28%, respectively, compared with the corresponding periods in fiscal 2007. The overall decline in product revenue for the second quarter and the first six months of fiscal 2008 was primarily due to a decrease in large transactions compared with the corresponding periods in fiscal 2007. Our product business was also impacted by lower than expected bookings in the second half of fiscal 2007, some of which would normally ship in the first six months of fiscal 2008. This decline in product revenue was partially offset by an increase in revenue from our established storage products. Revenue recognized from our products business was impacted by a significant increase in net deferrals for transactions accounted for under SOP 97-2, which were $16 million and $41 million in the second quarter and first six months of fiscal 2008, respectively, compared with $9 million and $12 million in the corresponding periods in fiscal 2007. This impact was reflected in the overall increase in deferred revenue on our balance sheet.

Revenue from core systems for the second quarter of fiscal 2008 decreased by $15 million, or 29%, compared with the corresponding period in fiscal 2007. Increases in our storage business were offset by lower sales of our SGI Altix servers, which declined $17 million from the corresponding period of fiscal 2007. The storage increase was driven by the success of the special purpose storage products. Revenue from core systems for the first six months of fiscal 2008 decreased $23 million, or 23%, compared with the corresponding period of fiscal 2007. Revenue from our SGI Altix server products and our discontinued Prism product family decreased while revenue from our storage business declined slightly. Revenue from our SGI Altix Xeon based servers increased as X86 clusters continue to gain market share.

Revenue from legacy systems for the second quarter and first six months of fiscal 2008 decreased by $5 million, or 44%, and $12 million, or 50%, respectively, compared with the corresponding periods in fiscal 2007. The decrease in legacy systems revenue was due to declines in sales of both our MIPS- and IRIX-based servers and graphics systems as customers continued to transition away from legacy system technology and into Linux-based systems. The long-term decline of the IRIX-based business has accelerated following end-of-life purchase requirements. Legacy system revenue was largely limited to program sales linked to product line extension agreements with existing customers.

Global Services. Revenue from our global services segment consists of customer support and professional services. Professional services revenue includes revenue generated from the sale of third-party products and our consulting and managed services.

Revenue from global services for the second quarter of fiscal 2008 increased $3 million, or 6%, compared with the corresponding period in 2007. The customer service business accounted for $5 million of the increase. Revenue generated from professional services contracts decreased $2 million compared with the corresponding period of 2007, primarily due to decreases in our third party professional services business. Global services revenue declined $13 million, or 12%, for the first six months of fiscal 2008 compared with the corresponding period in 2007. Global services revenue for the second quarter and first six months of fiscal 2008 included the unfavorable impact of fresh-start accounting adjustments of $2 million and $6 million, respectively, compared with an unfavorable impact of $12 million in each of the corresponding periods of fiscal 2007. After consideration of the unfavorable impacts of fresh-start, global services revenue declined in the second quarter and first six months of fiscal 2008 compared with the corresponding periods in fiscal 2007. The decline was primarily due to a reduction in our traditional support revenue as a result of lower pricing for new contracts, coupled with a decline in the overall installed base that resulted in fewer contract renewals. In addition, third party professional services revenue also declined, primarily due to a large sale in the first six months of fiscal 2007 that did not recur in fiscal 2008.

Our backlog is calculated in accordance with our internal performance measurements or non-GAAP financial measures, and at December 28, 2007 our consolidated backlog was $96 million, up from $65 million at September 28, 2007 and $66 million at June 29, 2007. Backlog is comprised of committed purchase orders for products and professional services deliverable within nine months.

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

Geographic Revenue. Total revenue by geographic area was as follows (in thousands):

	Successor Company						Predecessor Company
	Three Months Ended				Six Months Ended		Three Months Ended
Area	Dec. 28, 2007		Dec. 29, 2006		Dec. 28, 2007		Sept. 28, 2006
Americas	$56,079	62%	$70,756	66%	$121,081	67%	$76,170	63%
Europe	23,190	26%	25,459	23%	37,532	21%	20,608	17%
Rest of World	10,842	12%	11,508	11%	22,583	12%	25,027	20%

Total revenue	$90,111		$107,723		$181,196		$121,085

Revenue for the second quarter of fiscal 2008 decreased in all geographic areas compared with the corresponding period in fiscal 2007, with the largest percentage decline occurring in the Americas. The decrease in the Americas was primarily due to a decrease in large deals compared with the same period in fiscal 2007. Revenue for the first six months of fiscal 2008 declined in all geographies compared with the corresponding period in fiscal 2007, with the largest percentage decline occurring in Rest of World. The decline in Rest of World was primarily driven by two large sales in Japan in the first six months of fiscal 2007 that totaled $12 million and that did not recur in fiscal 2008.

Gross Profit Margin

Cost of product and other revenue includes costs related to product shipments, including materials, labor, overhead, and other direct or allocated costs involved in their manufacture or delivery. Costs associated with engineering service revenue are included in cost of service revenue, unless the engineering service effort meets the criteria for government-funded research. If the contract meets the criteria for a government funded research arrangement, the costs to deliver the contract and the related proceeds earned from the contract are included in research and development expense. Cost of service revenue includes all costs incurred in the support and maintenance of our products, as well as costs to deliver professional services, including the costs associated with third-party products purchased in support of professional services.

Overall gross profit margin in the second quarter and first six months of fiscal 2008 was 31% in each period, compared with 17% and 28%, in the corresponding periods of fiscal 2007. The increase in overall gross profit margin in both periods of fiscal 2008 was primarily due to the impacts of fresh-start accounting adjustments. Gross profit margin in the second quarter and first six months of fiscal 2008 included unfavorable impacts of fresh-start accounting adjustments of $6 million and $13 million, respectively, compared with $28 million in each of the corresponding periods of fiscal 2007.

Product and other gross profit margin in the second quarter and first six months of fiscal 2008 were 20% and 18%, respectively, compared with 6% and 17% in the corresponding periods of fiscal 2007. The increase in product and other gross profit margin in the second quarter and first six months of fiscal 2008 were due to the impacts of fresh-start accounting adjustments. The unfavorable impacts of these adjustments were $4 million and $7 million in the second quarter and first six months of fiscal 2008, compared with $16 million in each of the corresponding periods of fiscal 2007. The net favorable impact of fresh-start adjustments in fiscal 2008 compared with fiscal 2007 were partially offset by lower product revenue volumes, primarily in our legacy systems which typically have approximately double the gross margins, as a percent of revenue, of our core systems.

Global services gross profit margin in the second quarter and first six months of fiscal 2008 was 42% in each period, compared with 33% and 41% in the corresponding periods of fiscal 2007. The increase in global services gross profit margin in both periods of fiscal 2008 was primarily due to the impacts of fresh-start accounting adjustments. The unfavorable impacts of these adjustments were $2 million and $6 million in the second quarter and first six months of fiscal 2008, compared with $12 million in each of the corresponding periods of fiscal 2007. The net favorable impact of fresh-start adjustments in fiscal 2008 compared with fiscal 2007 were partially offset by lower customer support revenue and related margins.

Operating Expenses

Operating expenses were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Research and development	$14,464	$14,984	$27,760	$16,007
% of total revenue	16%	14%	15%	13%
Selling, general and administrative	$44,163	$41,606	$85,387	$42,359
% of total revenue	49%	39%	47%	35%
Other operating expenses, net	$20	$2,885	$195	$3,926
% of total revenue	—%	3%	—%	3%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the second quarter of fiscal 2008 increased by $2 million, or 4%, from the corresponding period of fiscal 2007 and increased as a percentage of total revenue from 53% to 65%. Operating expenses, excluding other operating expenses, for the first six months of fiscal 2008 decreased by $2 million, or 2%, from the corresponding period of fiscal 2007. The increase in operating expenses for the second quarter of fiscal 2008 was primarily attributable to increased compensation associated with salary increases, severance costs, stock-based compensation, and from a slight increase in headcount and to legal expenses primarily associated with ATI patent litigation. These increases were partially offset by reductions in audit fees, facilities costs, and non-recurring engineering expense.

Research and Development Expense. Research and development expense for the second quarter and first six months of fiscal 2008 decreased $1 million, or 3%, and $3 million, or 10%, respectively, compared with the corresponding periods of fiscal 2007. The decreases reflected an increase in credits to expense received from research and development funding arrangements of $0.3 million and $1.6 million in the second quarter and first six months of fiscal 2008, respectively, lower non-recurring engineering expense, and lower facilities costs. These reductions were partially offset by increased material costs and increased compensation associated primarily with salary increases and stock-based compensation.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the second quarter and first six months of fiscal 2008 increased by $3 million, or 6%, and $1 million, or 2%, respectively, compared with the corresponding periods of fiscal 2007. The increases reflected increased compensation associated primarily with salary increases, severance costs, stock-based compensation, and from a slight increase in headcount. In addition, increases were attributable to legal expenses primarily due to ATI patent litigation and marketing spending related to marketing efforts to increase revenues. These increases were partially offset by reduced audit fees and lower facilities costs. Included in the second quarter of fiscal 2008 was $0.6 million of severance expense for employee terminations that were part of our organizational realignment efforts. Included in the first six months of fiscal 2008 was $4 million associated with the amortization of intangibles compared with $2 million in the corresponding period of fiscal 2007.

Other Operating Expenses. Other operating expense of less than $0.1 million and $1.2 million for the second quarters of fiscal 2008 and fiscal 2007, respectively, represents the costs of our restructuring plans. Other operating expense for the second quarter of fiscal 2008 included $0.1 million for accretion and other costs related to our vacated leased facilities partially offset by adjustments to our estimates of severance-related costs. Other operating expense of $0.2 million and $5.1 million for the first six months of fiscal 2008 and fiscal 2007, respectively, represents the costs of our restructuring plans. Other operating expense for the first six months of fiscal 2008 included $0.2 million for accretion and other costs related to our vacated leased facilities partially offset by adjustments to our estimates of severance-related costs.

In addition, other operating expense in the second quarter of fiscal 2007 included $1.7 million in bankruptcy-related charges representing post-emergence charges, primarily professional fees, incurred subsequent to our emergence from bankruptcy, as a direct result of our Chapter 11 filing.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Sept. 29, 2006
Interest expense	$(2,990)	$(3,158)	$(5,942)	$(7,688)

Investment gain (loss)	$(6,149)	$—	$(6,149)	$10,100
Foreign exchange gain (loss)	(538)	234	(1,107)	23
Miscellaneous income (expense)	(599)	56	(827)	526
Interest income	316	909	730	637

Interest and other income (expense), net	$(6,970)	$1,199	$(7,353)	$11,286

Income from equity investment	$—	$—	$—	$105

Interest Expense. Interest expense in the second quarter of fiscal 2008 was relatively constant compared to interest expense in the second quarter of fiscal 2007. Our average borrowings were $90 million during the second quarters of both fiscal years. The debtor-in-possession (“DIP”) financing arrangements, which we paid off in the second quarter of fiscal 2007, carried a higher interest rate than our 2008 financing credit facility, which we obtained during the second quarter of fiscal 2007 upon our emergence from bankruptcy. The reduction in interest expense due to the lower interest rate on outstanding borrowings in the second quarter of fiscal 2008 was partially offset by higher loan cost amortization expense in the second quarter of fiscal 2008 compared to the second quarter in fiscal 2007.

Interest expense in the first half of fiscal 2008 decreased by $5 million compared to interest expense in the first six months of fiscal 2007. The decrease was primarily due to higher loan cost amortization expense on our DIP financing arrangements in the first half of fiscal 2007 compared to loan cost amortization expense in the comparable period in 2008. Our average borrowings were $88 million in the first half of fiscal 2008 compared to $97 million in the comparable period in 2007, resulting in lower interest expense in fiscal 2008 compared to fiscal 2007. In addition, our DIP financing arrangements in place during the first half of fiscal 2007 carried a higher interest rate than our 2008 credit facility.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, foreign exchange gains and losses, gains and losses on other investments, and other non-operating items. Interest income and other income (expense), net, was a net expense of $7 million in both the second quarter and first six months of fiscal 2008, primarily due to a $6 million impairment loss on our investment in SGI Japan, foreign exchange losses attributable to the weakening US dollar, bank charges and annual fees on our credit facilities partially offset by interest income on our cash investments. Interest and other income (expense), net in the second quarter and first six months of fiscal 2007 was net income of $1 million and $12 million, respectively. The net income of $1 million in the second quarter of fiscal 2007 was primarily due to higher interest income on higher levels of cash investments and foreign exchange gains. The net income of $12 million in the first six months of fiscal 2007 was primarily due to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan.

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

$(340,397)

Provision for Income Taxes

The Successor Company’s net provision for income taxes of $7.1 million for the six months ended December 28, 2007 arose principally from net income taxes payable in foreign jurisdictions. Of the $7.1 million of the Successor Company’s net provision for income taxes, $4.9 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ Predecessor Company net operating loss carryforwards. As required by fresh-start accounting, the recognition of tax benefits through the reduction in the valuation allowance established the Predecessor Company has been recognized as a reduction of intangible assets. Included in the $7.1 million is a $2.4 million additional adjustment to increase tax expense with a corresponding additional reduction of intangible assets relating to the results of operations for the nine months ended June 29, 2007. The Successor Company’s net provision for income taxes of $0.7 million for the three months ended December 29, 2006 arose principally from net income taxes payable in foreign jurisdictions. The Predecessor Company’s net provision for income taxes of $2.4 million for the three months ended September 29, 2006 arose principally from net income taxes payable in foreign jurisdictions and withholding taxes paid on the gain from the sale of a portion of equity interest in SGI Japan.

Financial Condition

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of financial condition, the six months ended December 28, 2007 have been compared to the combined three months ended September 29, 2006 and the three months ended December 29, 2006 as included in our condensed consolidated statements of cash flows.

Cash Balances. At December 28, 2007, our unrestricted cash and cash equivalents and marketable investments totaled $33 million, compared with $70 million at June 29, 2007. At December 28, 2007 and June 29, 2007, we also held $10 million and $7 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities. The decrease in cash and cash equivalents compared with June 29, 2007 is primarily the result of cash used in operations and investing during the first six months of fiscal 2008.

Cash Consumption Trends. Primarily as a result of net losses, operating activities used $24 million during the first six months of fiscal 2008, compared with $52 million during the same period of fiscal 2007. During the first six months of fiscal 2008, accounts receivable decreased $6 million compared to the $8 million increase that was generated during the same period of fiscal 2007. Inventory increased $11 million during the first six months of fiscal 2008, primarily due to an increase in manufacturing inventory to support the current production schedule which includes large installations planned in the second half of the fiscal year, compared to the $16 million increase in inventory reported in the same period of fiscal 2007. Accounts payable increased $5 million in the first six months of fiscal 2008, primarily due to the timing of inventory receipts and invoices, compared with a decrease of $25 million in the same period of fiscal 2007. We continue to pay all vendor obligations according to contractual terms. During the first six months of fiscal 2008, accrued compensation decreased $4 million, primarily due to the timing of the payment of payroll, compared with the $3 million increase in accrued compensation in the same period of fiscal 2007. Deferred revenue increased $32 million in the first six months of fiscal 2008, primarily due to the timing of revenue recognition on sales transactions, compared with an increase of $31 million in the same period of fiscal 2007. Other assets and liabilities increased $10 million net in the first six months of fiscal 2008, primarily due to cost of goods sold deferrals, compared to the $2 million decrease in the same period of fiscal 2007. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $0.7 million and $8 million in the first six months of fiscal 2008 and fiscal 2007, respectively.

Investing activities used $11 million in cash during the first six months of fiscal 2008, compared with providing $32 million during the same period of fiscal 2007. The negative cash flows in the first six months of fiscal 2008 were primarily due to purchases of property and equipment and, to a lesser degree, net purchases of restricted investments. The positive cash flows in the first six months of fiscal 2007 were primarily due to the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd. and net proceeds from maturities of restricted investments. Principal investing activities in the first six months of both fiscal 2008 and fiscal 2007 primarily consisted of purchases of property and equipment of $6 million and $4 million, respectively.

Financing activities used $1 million in cash during the first six months of fiscal 2008, compared with providing $40 million during the same period of fiscal 2007. During the first six months of fiscal 2008, we borrowed and subsequently repaid $15 million on our line of credit. During the first six months of fiscal 2007, we received proceeds of $30 million from DIP funding issued while under Chapter 11, $93 million from our new exit financing, and $57 million from the Rights Offering and sale of Overallotment shares, and repaid debt principal of $138 million.

At December 28, 2007, our principal sources of liquidity included unrestricted cash and marketable investments of $33 million and $20 million of availability under our revolving line of credit. While we are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and reducing our costs of operations, we expect to consume cash from operations in fiscal 2008. We expect that the combination of our cash balance and existing credit facility, including the February 2008 amendment to the facility that increased the amount of the facility by a total of $42.5 million, provides adequate liquidity to meet our operating needs for the next twelve months. However, we still may choose to raise additional capital for sales and marketing initiatives, research and development, general corporate purposes and to repay indebtedness. We experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. In addition, in certain circumstances in support of large deals, we are required to purchase inventories several quarters in advance of when we receive the cash. To maintain adequate levels of unrestricted cash within each quarter, we work to establish milestone payment arrangements whenever possible, offer certain customers discounted terms for early payment, and hold certain vendor payments until the beginning of the following quarter.

Asset Based Credit Facility. In October 2006, we entered into the Agreement providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc., as agent for the lenders, and a $30 million line of credit from GE.

On September 11, 2007, the lenders under the $85 million term loan, including Quadrangle and Watershed, or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into the Second Amendment with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we must comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% or the Alternative Base Rate plus 3.50%, at our option. The financing facility matures in October 2011. Annual principal payments over the next five years are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $17; fiscal 2011 — $17 and fiscal 2012 — $38.

On January 2, 2008, QDRA an investor in the Company, announced the completion of its spin-off from Quadrangle Group LLC. As part of the separation, QDRA changed its name to Monarch. Monarch holds the investment in the Company’s stock previously held by QDRA. Also, on January 2, 2008, Quadrangle’s position in the term loan was assumed by Monarch.

On February 4, 2008, we entered into a Third Amendment to the Agreement with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Third Amendment increases the principal amount of the term loan from $85 million to $127.5 million. Term loan repayment obligations remain at $4,250,000 from December 26, 2008 through September 25, 2009, and increase to provide quarterly payments of $5,250,000 starting on December 25, 2009 and payable through September 24, 2010, and quarterly payments of $6,250,000 starting on December 24, 2010 and payable through June 24, 2011, with a maturity date payment of $70,750,000. See Note 22, Subsequent Events, for additional information. Annual principal payments for the additional amount borrowed under the term loan are expected to be as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $0; fiscal 2010 — $3; fiscal 2011 — $7 and fiscal 2012 — $33.

Shelf Registration Statement. On November 1, 2007, we filed a shelf registration statement on Form S-3 with the SEC to register the sale of an aggregate of up to $100 million of our common stock for sale in one or more primary offerings that we may choose to effect in the future. The registration statement has not yet been declared effective. The terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus supplement or free-writing prospectus to be filed with the SEC.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance sheet arrangements as defined by the SEC Final Rule 67 (“FR-67”), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, or capital resources. See Note 12, Guarantees, in notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these guarantees.

Contractual Obligations

During the first six months of fiscal 2008 there was no material change to our contractual obligations, inclusive of rent obligations.

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We emerged from bankruptcy protection on October 17, 2006. Our emergence from bankruptcy protection resulted in a new reporting entity on the emergence date and new shares of common stock in the Successor Company were issued to the bondholders of the Predecessor Company. These shares began trading on the Nasdaq Capital Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities were adjusted to fair value at that date, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements were recognized at that date. The adoption of fresh-start accounting has had and will have a significant non-cash impact on our future results of operations, but has not had and will not have any impact on the underlying cash, working capital assumptions or the underlying operation of the business.

As a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with SFAS 141, Business Combinations, as of September 29, 2006. The fresh-start accounting adjustments that had the most significant impact on our financial results for the fiscal year ended June 29, 2007 and will continue to affect our financial results going forward are as follows:

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

•

Inventory valuation. We have raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28.3 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs of goods sold will increase by the magnitude of the valuation adjustment as the revalued inventory is sold and recorded as cost of goods sold. We expect the impact of the inventory valuation write-up to unfavorably impact cost of sales through the fourth quarter of fiscal 2008. At December 28, 2007, approximately $1 million of the write-up remains to be recognized to cost of sales, all of which will be recognized by the end of fiscal 2008.

•

Intangibles. New intangible assets resulted from the adoption of fresh-start accounting. Other intangible assets, net of accumulated amortization, were approximately $59.4 million as of December 28, 2007, and approximately $86.7 million as of September 29, 2006. Subsequent to September 29, 2006, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. We are required to amortize the value of these intangible assets over varying periods ranging from 3 to 17 years, impacting both cost of sales and selling, general and administrative expense.

Recent Accounting Pronouncements

See Note 19, Recent Accounting Pronouncements, to our Consolidated Financial Statements in Part I, Item 1 of this Report for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

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

We are in the process of implementing changes to respond to the aforementioned material weakness on an immediate and longer term basis. The immediate responsive action being taken includes the implementation of process improvements related to foreign tax subsidiary reporting, enhancing the training of our tax accounting personnel, and implementing additional procedures appropriate for the internal financial close process as it relates to the tax department. We have begun remediation and expect to continue to implement further improvements throughout the next six months.

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

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is set forth in Note 20, Contingencies, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report, which information is hereby incorporated by reference.

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

We have changed the focus of our business from the sale of our legacy high-performance servers and visualization systems, which were based on our MIPS RISC microprocessors and IRIX operating systems and associated services, to our core products, which include high-performance clustered computing systems based on the Intel Xeon processors and the Linux operating system, high-performance shared memory computing systems based on the Intel Itanium2 processor and the Linux operating system, storage solutions, and associated services. We expect revenue from our legacy products and the customer support services for these products to continue to decline. Since the beginning of fiscal 2007, we have introduced Altix ICE, our first clustered computing product designed for the HPC market, expanded our Altix XE family of clustered computing products, and introduced new storage products. Our ability to achieve our overall revenue, gross margin and profitability objectives will depend significantly on the success of our core products, including these newly-introduced products, and associated professional and customer support services. Our limited operating history with these products and in the storage market makes it difficult for us to predict the level of market acceptance and sales of our clustered computing systems and storage products. Our ability to sustain and increase the rate of acceptance and revenue growth of these products depends on numerous factors, including:

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

We expect demands on our working capital due to our increased bookings volume, in particular for large deals.

Over the past several quarters we have seen significant incremental increases in quarter-over-quarter bookings. In addition, we have recently received orders for and have been awarded a number of significant deals. Our working capital requirements for these deals are such that we often must buy materials in support of the delivery requirements well before receiving cash or recognizing revenue. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we will not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our cash balance may be significantly reduced in that period and our operating results for that period may suffer.

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

For many years, we have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. For the first six months of fiscal 2008, ended December 28, 2007, we recognized an operating loss of $58.0 million. We expect to incur losses and negative operating cash flows for the foreseeable future. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our revenue, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenue, including unplanned uses of cash, the inability to forecast business activities accurately, further decline in our revenue and slower than expected acceptance of our newer products. In addition, a substantial portion of our service revenue comes from service of legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our profits would decrease. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and the value of our common stock.

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

The server and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. Our primary competitors include IBM and Hewlett Packard and with respect to our storage business, Network Appliance and EMC. We depend in part on maintaining sufficient levels of supplier credits in order to compete for strategic deals. If the magnitude of these credits were to become restricted either due to a strategy or regulatory change, it could impact both our gross margins and our ability to compete. Most of our competitors have substantially greater technical, marketing and financial resources and brand recognition. Some of our competitors also have a larger installed base of customers than we do. Particularly in the storage market, there are many new entrants that are competing with us and rapidly introducing new products and technologies. In addition, clustered computing systems comprise a significant percentage of the HPC market, and an increasing number of vendors are competing for this share of the market. Also, as the market for Linux-based systems grows, the number of competitors in that market is likely to increase. Intensifying competition in these markets and other markets in which we compete or that we may decide to enter may result in lower prices and thus lower gross margins, and our financial performance may suffer as a result.

We maintain relatively low inventory and acquire components only as needed; as a result, if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand.

We maintain relatively low inventory and acquire components only as forecasted, and do not always enter into long-term supply contracts for these components. As a result, our ability to respond to customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. Many of the other components required to build our systems are occasionally in short supply and subject to industry allocations. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or acceptable quality to build new products to meet customer demand, which could harm our business, operating results and financial condition.

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

We intend to focus additional resources in the high-performance data management sectors in our vertical markets in order to increase our penetration and strengthen our end-user and other relationships in these sectors. This focus will require substantial management attention with respect to managing increasingly complex operations, allocating resources, managing expenditures, developing product roadmaps and recruiting, hiring, training, integrating and retaining highly skilled and motivated individuals. In addition, as we expand into new markets, we may face longer sales and implementation cycles, increased competition and increased pressure on our gross margins. Our operating results and financial condition would be harmed if we are not successful in managing this expansion effectively.

A number of our executive officers have only recently been hired and they have limited experience with our business and with working with each other.

Robert “Bo” Ewald joined us as our Chief Executive Officer in April 2007. Various other key employees and executive officers have joined us in the last year, including Douglas Britt, Senior Vice President of Worldwide Sales, Shahin Khan, Vice President of Strategy and Development, Irene Qualters, Senior Vice President of Software Engineering, and Raj Das, Vice President of Storage Marketing. These key personnel have limited experience with us and with each other, and they may be unable to work together to manage our business effectively or to generate positive operating results.

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

Our current financing facility, as amended, provides up to $147.5 million of financing, consisting of an $127.5 million term loan that matures in October 2011 and a $20 million revolving line of credit. Monarch and Watershed, the two largest holders of our common stock, are the two largest lenders under the facility. Under the terms of this facility, we are required to comply with certain covenants, including maximum levels of capital expenditures and, beginning in calendar 2009, maximum leverage ratio, minimum levels of EBITDA and minimum levels of cash and cash availability. We may be unable to remain in compliance with these covenants, and noncompliance could lead to a default under the terms of the facility. In the event that we default, the facility could be terminated and our obligation to repay the indebtedness could be accelerated, which would seriously harm our financial condition and operating results and could adversely impact our ability to obtain replacement financing.

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

We generate a significant portion of our revenue from sales shipped to customer locations outside the United States, with international revenue representing 41.3%, 44.9% and 45.5% of our total revenue in fiscal 2005, 2006 and 2007, respectively. As a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business may cause damage or disruption to commerce by creating economic and political uncertainties. These events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our operating expenses, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to:

•	changes in a country’s economic and labor conditions;

•	currency fluctuations;

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	changes in tax laws;

•	changes in employment law;

•	changes in the regulatory or legal environment;

•	fluctuations in transportation costs;

•	natural and medical disasters; and

•	trade sanctions and protection measures.

If we do not maintain strong financial controls, investor confidence in us may decline and our stock price may decline as a result.

Maintaining our financial controls has become increasingly complex due to the constant evolution in accounting principles and changes to disclosure laws. Our business has also become more complex with the implementation of fresh-start accounting, and implementing and monitoring the appropriate controls are more complicated. Managing these factors in a cost-effective manner can be challenging, and we may be found to have significant deficiencies or material weaknesses in our internal control over financial reporting. For example, in connection with the audit of our fiscal 2007 financial statements, we identified a material weakness related to accounting for income taxes. The material weakness was comprised of the following deficiencies: We did not have adequate resources with sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles, specifically under fresh start accounting. We did not have adequate policies and procedures in place to ensure that the schedules supporting the income tax provision were properly prepared and reviewed. These deficiencies resulted in a material error in our income tax provision. Any such deficiency or weakness could undermine investor confidence and our stock price could decline as a result.

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

After our products are deployed within the environments of our end-users, our end-users depend on our customer support organization to resolve issues relating to our products. The ability to offer high-quality customer support service is critical to the successful marketing and sale of our products. If we or any resellers of our products do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing end-users and would harm our prospects with potential customers. Further, as we continue to expand our operations internationally, our customer support organization will face additional challenges, including those associated with providing on-site support. Our failure to maintain high-quality customer support services would harm our business, operating results and financial condition.

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

In October 2006, we emerged from a Chapter 11 bankruptcy that has harmed, and may continue to harm, our ability to retain existing customers and suppliers, attract new customers and suppliers, and maintain contracts that are critical to our operations. The publicity surrounding our bankruptcy reorganization had a negative effect on our reputation and operating results.

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

In connection with our compliance with these environmental laws and regulations, we could incur substantial costs above our current estimates and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability to our customers. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our business, operating results and financial condition could suffer.

If our stock continues to have extremely low trading volume or our stock price continues to be volatile, stockholders may only be able to resell our shares at a loss or at a price below the most recently-quoted share price.

Our common stock began trading on the Nasdaq Capital Market on October 23, 2006. From October 23, 2006 through January 25, 2008, the price of our common stock has fluctuated between $14.62 and $30.66 per share, with an average daily trading volume of approximately 28,357 shares. Because of our extremely low trading volume, any sale of common stock may have a depressive effect on our stock price. Also, volatility in our stock price may impact your ability to sell your shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

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

In addition, the stock market in general, the Nasdaq Capital Market and companies in our industry have experienced extreme stock price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Insiders have substantial control over us, which limits other stockholders’ ability to influence corporate matters and could delay or prevent a third party from acquiring control over us.

Monarch and Watershed, and their affiliates, beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders are able to exercise influence over all matters requiring stockholder approval, including the election of directors and the approval of corporate transactions, such as a merger or other sale of our company or its assets. Monarch and Watershed are represented on our board of directors, and their affiliates also hold a majority of our indebtedness under our financing facility. In these capacities, these entities have the ability to exert significant control over us and our operations and may have a risk tolerance that differs from that of stockholders generally.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of January 25, 2008, we had 11,180,334 outstanding shares of common stock, all of which are eligible for resale on the Nasdaq Capital Market. Shares held by Monarch, Watershed and Symphony Asset Management LLC and their affiliated entities, which totaled 5,632,191, currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act, unless they are sold pursuant to a registration statement. We are obligated to file a shelf registration statement covering the resale of these shares of our common stock. When declared effective, all such shares will be freely tradable pursuant to the registration statement.

As of December 28, 2007, there were an aggregate of 1,680,202 shares of common stock issuable upon exercise of outstanding stock options and settlement of RSUs, and we plan to issue additional stock options or RSUs in the future. The first vesting date for most of these stock options and RSUs was December 1, 2007. We expect increased sales of our common stock as those options and units vest.

Because our operating results continue to be impacted by accounting adjustments that make it difficult to compare recent results to historical results and understand the true cash-flow dynamics, investors may be deterred from investing in our common stock.

As required by fresh-start accounting policies that we were required to adopt upon our emergence from federal bankruptcy protection, we adjusted all of our assets and liabilities to fair value, and recognized certain deferred assets and liabilities, as of September 29, 2006. As a result of these adjustments, our financial condition and operating results from and after September 29, 2006 are not comparable to the financial condition and operating results reflected in the historical consolidated financial statements of the Predecessor Company. In addition, our adoption of SOP 97-2 for our transactions, including many of our large transactions, has required us to defer recognition of significant amounts of revenue. This revenue deferral has also caused our operating results to differ significantly from our operating results prior to such adoption. Because of these and other accounting adjustments a reader may not understand the actual trends in our business and may decide not to invest in our common stock as a result. As a result we may continue to experience volatility and extremely low trading volume in our common stock and stockholders may not be able to sell their shares at a profit.

We do not intend to pay cash dividends on our common stock. Stockholders will realize a return on their investment only if our stock price appreciates and they sell.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our 2007 Annual Meeting of Stockholders on November 19, 2007.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and with respect to the election of directors, were as indicated.

1.	To elect two Class I Directors, each for a three-year term.

Class I Directors
Robert H. Ewald:	For: 9,048,042	Withheld: 40,211

James A. McDivitt:	For: 9,001,310	Withheld: 86,943

2.	To approve our amended and restated Management Incentive Plan.

For: 6,639,976	Against: 634,802	Abstain: 97,643	Non Votes: 1,715,832

3.	To approve our Employee Stock Purchase Plan.

For: 7,227,579	Against: 47,895	Abstain: 96,947	Non Votes: 1,715,832

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as modified, dated September 15, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2006)

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

3.3	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 21, 2007)

4.1	Amended and Restated Certificate of Incorporation of the Registrant (reference is made to Exhibit 3.1)

4.2	Bylaws and Amendment to the Bylaws of the Registrant (reference is made to Exhibits 3.2 and 3.3)

4.3	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.3 of the registrant’s Form S-3 filed on November 1, 2007)

4.4	Registration Rights Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc. and certain stockholders of Silicon Graphics, Inc. , including Watershed Capital Partners, L.P., Watershed Capital Institutional Partners, L.P., Watershed Capital Partners (Offshore), Ltd., QDRF Master Ltd., Quadrangle Debt Recovery Income Fund Master Ltd., Quadrangle Debt Opportunities Fund Master Ltd., and Encore Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

4.5	First Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006)

4.6	Second Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006)

10.31	Form of Employment Continuation Agreement

10.32	Summary of Amendment to the Employment Agreement by and between the Registrant and Robert H. Ewald

10.33	Silicon Graphics, Inc. 2007 Management Incentive Plan (incorporated by reference to Annex B to the Registrant’s Schedule 14A filed on October 10, 2007)

10.34	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement for Employees

10.35	Forms of Notice of Stock Option Award and Stock Option Agreement for Employees

10.36	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for Non-Employee Directors

10.37	Forms of Notice of Stock Option Award and Stock Option Agreement for Non-Employee Directors

10.38	Silicon Graphics, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Registrant’s Schedule 14A filed on October 10, 2007)

10.39	Third Amendment to the Senior Secured Credit Agreement dated February 4, 2008

10.40	Form of Separation Agreement and General Release

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert H. Ewald and Kathy Lanterman

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2008	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)