Form 10-Q
period 2008-03-28
SILICON GRAPHICS INC
filed 2008-05-07
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

As of April 25, 2008, the registrant had 11,582,057 shares of common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Product and other revenue	$29,592	$56,117	$110,194	$114,797	$45,229
Product revenue from related party	6,340	2,454	14,747	7,456	15,377
Global services revenue	43,146	52,475	135,333	96,516	61,199

Total revenue	79,078	111,046	260,274	218,769	121,805

Costs and expenses:
Cost of product and other revenue	32,038	41,330	104,668	101,248	42,710
Cost of global services revenue	28,446	33,025	81,645	62,412	32,265
Research and development	16,520	14,186	44,280	29,170	16,007
Selling, general and administrative	42,484	42,017	127,871	83,623	42,359
Other operating expenses, net	230	358	425	3,243	3,926

Total costs and expenses	119,718	130,916	358,889	279,696	137,267

Operating loss	(40,640)	(19,870)	(98,615)	(60,927)	(15,462)
Interest expense (contractual interest of $7,841 for the three-month period ended September 29, 2006)	(2,049)	(1,430)	(5,051)	(3,432)	(7,688)
Interest expense from related parties	(1,921)	(1,406)	(4,861)	(2,562)	—
Interest and other income (expense), net	4,996	174	(2,357)	1,373	11,286
Income from equity investment	—	—	—	—	105

Loss before reorganization items and income taxes	(39,614)	(22,532)	(110,884)	(65,548)	(11,759)
Reorganization items, net	—	—	—	—	340,397

Income (loss) before income taxes	(39,614)	(22,532)	(110,884)	(65,548)	328,638
Income tax provision	119	488	7,218	1,166	2,382

Net income (loss)	$(39,733)	$(23,020)	$(118,102)	$(66,714)	$326,256

Net income (loss) per share:
Basic	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$1.20

Diluted	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$0.77

Weighted-average shares used to compute net income (loss) per share:
Basic	11,372	11,125	11,215	11,125	271,563

Diluted	11,372	11,125	11,215	11,125	423,875

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	Mar. 28, 2008	Jun. 29, 2007
Assets:
Current assets:
Cash and cash equivalents	$42,731	$69,887
Short-term marketable investments	22	223
Short-term restricted investments	9,460	6,763
Accounts receivable, net of allowance for doubtful accounts of $1,860 at March 28, 2008 and $2,012 at June 29, 2007 ($8,319 from related parties at March 38, 2008 and $151 at June 29, 2007)	46,939	47,643
Inventories	73,394	54,354
Prepaid expenses	8,923	6,153
Other current assets	52,486	49,576

Total current assets	233,955	234,599
Restricted investments	434	302
Property and equipment, net	43,085	43,392
Other intangibles, net	60,860	71,264
Other non-current assets, net	71,948	59,501

Total assets	$410,282	$409,058

Liabilities and stockholders’ equity :
Current liabilities:
Accounts payable	$22,070	$14,387
Accrued compensation	36,886	35,382
Income taxes payable	3,915	2,209
Other current liabilities	43,897	44,420
Current portion of long-term debt ($4,100 from related parties at March 28, 2008 and none at June 29, 2007)	8,513	261
Current portion of deferred revenue	110,590	84,798
Current portion of restructuring liability	1,075	1,410

Total current liabilities	226,946	182,867
Long-term debt ($59,800 from related parties at March 28, 2008 and $45,000 at June 29, 2007)	124,000	85,000
Non-current portion of deferred revenue	57,882	32,362
Other non-current liabilities	25,997	24,370

Total liabilities	434,825	324,599
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,581,582 and 11,125,000 shares issued and outstanding at March 28, 2008 and June 29, 2007, respectively	197,204	188,101
Accumulated deficit	(221,747)	(103,642)

Total stockholders’ equity (deficit)	(24,543)	84,459

Total liabilities and stockholders’ equity	$410,282	$409,058

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Successor Company		Predecessor Company
	Nine Months Ended Mar. 28, 2008	Six Months Ended Mar. 30, 2007	Three Months Ended Sep. 29, 2006
Cash flows from operating activities:
Net income (loss)	$(118,102)	$(66,714)	$326,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	—	(342,996)
Depreciation and amortization	28,799	21,427	10,202
Write-off of in-process research and development	2,400	500	—
Impairment of equity investment	6,149	—	—
Amortization of inventory fair value adjustment to cost of sales	4,820	16,918	—
Utilization of pre-petition foreign tax loss carryforwards	3,692	—	—
Gain on sale of equity investment	(4,324)	—	(9,848)
Stock-based compensation expense	2,997	1,319	122
Other	(614)	(795)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	978	(7,306)	8,187
Inventories	(27,424)	(11,734)	(13,639)
Accounts payable	7,558	(26,163)	6,361
Accrued compensation	1,505	4,100	2,616
Deferred revenue	51,312	66,854	(18,189)
Other assets and liabilities	(21,647)	(29,683)	5,844

Total adjustments	56,201	35,437	(352,814)

Net cash used in operating activities	(61,901)	(31,277)	(26,558)

Cash flows from investing activities:
Restricted and marketable investments:
Purchases	(7,350)	(18,461)	(6,854)
Maturities	5,495	40,987	5,687
Proceeds from sale of equity investment	4,324	—	18,690
Purchases of property and equipment	(8,386)	(7,619)	(1,064)
Decrease (increase) in other assets	(3,898)	3,501	(2,327)

Net cash provided by (used in) investing activities	(9,815)	18,408	14,132

Cash flows from financing activities:
Payments of debt principal	(22,197)	(8,371)	(130,007)
Proceeds from financing	69,500	8,000	114,825
Payments of debt issuance and debt modification costs	(2,097)	—	(896)
Acquisitions of common stock for restricted stock unit withholding tax	(653)	—	—
Proceeds from issuance of stock	7	—	56,529

Net cash provided by (used in) financing activities	44,560	(371)	40,451

Net increase (decrease) in cash and cash equivalents	(27,156)	(13,240)	28,025
Cash and cash equivalents at beginning of period	69,887	82,698	54,673

Cash and cash equivalents at end of period	$42,731	$69,458	$82,698

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

We are a leader in high-performance computing (“HPC”) and data management. We sell a broad line of mid-range to high-end computing servers, data storage and visualization systems. In addition, we provide customer support and professional services related to our products. We are a leading developer of enterprise-class, high performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems incorporate predominantly Intel Itanium and Xeon processors and our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

We manufacture our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through channels including resellers, distributors and systems integrators.

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
Sep. 29, 2006
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

The condensed consolidated balance sheet as of March 28, 2008 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The statements of operations and cash flows for the three-month period ended September 29, 2006 reflect the operations of the Predecessor Company, which includes the gain from the discharge of debt and the application of fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of March 28, 2008 and September 29, 2006 and will have a material impact on condensed consolidated statements of operations for periods subsequent to March 28, 2008.

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

Management Incentive Plan

On November 19, 2007, our stockholders approved the amended and restated Silicon Graphics, Inc. Management Incentive Plan (“MIP”). The MIP is administered by our Compensation Committee pursuant to authority delegated by our Board of Directors (“Board”). The amendment and restatement of the MIP increased the number of shares issuable thereunder from 1,250,000 to 2,473,750. The MIP permits us to issue a variety of equity incentives, including options to purchase our common stock and restricted stock units (“RSUs”). RSUs represent the right to receive a number of shares of our common stock upon the lapsing of vesting or other restrictions. Of the total number of shares reserved, a maximum of 924,375 shares may be issued for “full value benefits.” Full value benefits are stock awards designed to provide equity compensation based on the full value of a share of stock, such as RSUs. The MIP also imposes per-participant award limits. Stock options and RSUs granted under the MIP are generally expected to have a vesting period of up to 48 months. As of March 28, 2008, 1,693,810 equity grants were outstanding under the MIP, of which 276,563 were RSUs and 1,417,247 were stock options. The total shares available for issuance pursuant to future equity grants as of March 28, 2008 was 718,235.

Employee Stock Purchase Plan

On November 19, 2007, our stockholders approved the Silicon Graphics, Inc. 2007 Employee Stock Purchase Plan (the “ESPP”). A maximum of 500,000 shares of our common stock may be sold pursuant to purchase rights granted under the ESPP. The ESPP is administered by our Compensation Committee, pursuant to authority delegated by our Board. References to the Board in this Note 5 are also references to our Compensation Committee.

Under the terms of the ESPP, the Board may from time to time grant purchase rights to eligible employees in an offering period, which consists of one or more purchase periods, on offering dates selected by the Board. Purchase rights may only be granted to eligible employees, who may elect to purchase up to that number of shares of our common stock purchasable either with a percentage or maximum dollar amount, as designated by the Board, but in either case not exceeding 15% of the employee’s eligible earnings during the purchase period. The shares will be purchased at 85% of the fair market value of the shares on the purchase date. Employees generally may not purchase more than the number of shares having a fair market value greater than $25,000 in any calendar year, as measured at the beginning of the offering period. The Board may provide, in its discretion, that if a participant purchases any shares on a purchase date in an offering, the participant may not sell, transfer or otherwise dispose of such shares for a period of up to six months following such purchase date, as determined by the Board.

Under the terms of the ESPP, the provisions of separate offerings under the ESPP do not need to be identical. Offerings may be effective for a maximum of 27 months beginning with the offering date. Offerings may be structured, at the Board’s discretion, so that if the fair market value of shares of our common stock on the first day of a new purchase period within an offering period is less than or equal to the fair market value of our common stock on the offering date, the offering is terminated and the participants are automatically enrolled in a new offering period beginning on the first day of the new purchase period.

The Board may suspend or terminate the ESPP at any time. The ESPP will automatically terminate at the time that all of the shares of common stock reserved for issuance under the ESPP, as increased or adjusted from time to time, have been issued in accordance with the terms of the ESPP. No purchase rights may be granted under the ESPP while it is suspended or after it is terminated.

As of March 28, 2008, no purchase rights had been granted under the ESPP and 500,000 shares of common stock remained available for issuance.

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer companies’ historical and implied volatility and our historical volatility. The expected life has been calculated for all outstanding grants using the “simplified” approach as described in SEC Staff Accounting Bulletins No. 107 and 110 (“SAB 110”). We selected the simplified approach because we grant “plain vanilla” options as defined in SAB 110 and we have insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our new common stock has been publicly traded. For purposes of performing our valuation, we combine the employees and directors into one group. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The amounts listed below represent the weighted averages.

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Expected volatility	39.43%	40.19%	37.40%	42.71%	130.00%
Expected term (in years)	4.50	4.46	4.54	4.46	2.08 – 2.55
Risk-free rate (%)	2.61	4.69	3.39	4.43	4.77 – 4.80
Expected dividends	—	—	—	—	—

Stock-based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our condensed consolidated statements of operations for these stock-based compensation arrangements were as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Stock-based compensation cost included in:
Cost of product and other revenue	$39	$21	$101	$27	$—
Cost of global services revenue	45	24	62	30	—
Research and development	320	200	881	258	—
Selling, general and administrative	705	949	1,953	1,004	122
Reorganization items	—	—	—	—	3,981

Total stock-based compensation expense before income taxes	1,109	1,194	2,997	1,319	4,103
Income tax benefit recognized	—	—	—	—	—

Total stock-based compensation expense after income taxes	$1,109	$1,194	$2,997	$1,319	$4,103

As of March 28, 2008, there was $8.0 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 3.2 years. Additionally, as of March 28, 2008, there was $5.5 million of unrecognized stock-based compensation expense related to unvested RSUs that we expect to vest over a weighted-average period of 2.7 years.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of March 28, 2008 and changes during the nine months ended March 28, 2008, were as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2007	1,035	$22.04	6.40	$5,959
Options granted	477	$18.33
Options exercised	—	$18.03
Options forfeited or expired	(95)	$19.83

Options outstanding at March 28, 2008	1,417	$20.94	5.96	$7

Options vested and exercisable at March 28, 2008	314	$21.04	5.26	$—

Options expected to vest after March 28, 2008	1,280	$20.96	5.93	$6

The aggregate intrinsic value represents the difference between $12.59, our average stock price on the last trading day of the fiscal period, March 28, 2008, and the exercise price per share, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on March 28, 2008. The weighted-average fair value of options granted during the nine months ended March 28, 2008 was $6.65 per share.

Summary of Restricted Stock Units

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse.

Unvested RSUs outstanding as of March 28, 2008 and changes during the nine months ended March 28, 2008, including non-MIP grants, were as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at June 29, 2007	289	$21.48
RSUs granted	162	$18.35
RSUs vested	(104)	$21.58
RSUs forfeited	(32)	$19.82

RSUs outstanding at March 28, 2008	315	$19.74

Of the RSUs released during the nine months ended March 28, 2008, 34,709 units were withheld to satisfy the tax withholding requirement (valued at $0.7 million) for the total number of units that vested. The aggregate intrinsic value of RSUs outstanding was $4.0 million and $7.8 million as of March 28, 2008 and June 29, 2007, respectively. The weighted average fair value of the RSUs that vested during the nine months ended March 28, 2008 was $17.36 per share.

Other Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises under share-based payment arrangements during the three and nine months ended March 28, 2008 was $7 thousand. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and nine months ended March 28, 2008.

6.	Inventories

Inventories were as follows (in thousands):

	March 28, 2008	June 29, 2007
Components and subassemblies	$21,376	$19,310
Work-in-process	18,148	21,270
Finished goods	30,804	9,268
Demonstration systems	3,066	4,506

Total inventories	$73,394	$54,354

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Work-in-process and finished goods inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. The resulting impact of fresh-start accounting to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At March 28, 2008, $0.4 million of this valuation adjustment was remaining, which we expect to be utilized by the end of the first quarter of fiscal 2009. As a result, the amount of cost of goods sold recognized by the Successor Company has been higher than the amount historically recognized by the Predecessor Company. Included in the third quarter and first nine months of fiscal 2008 were $0.6 million and $4.8 million, respectively, associated with the amortization of the inventory fair value adjustment to cost of sales compared with $4.3 million and $16.9 million in the corresponding periods of fiscal 2007.

7.	Other Current Assets

Other current assets were as follows (in thousands):

	March 28, 2008	June 29, 2007
Deferred cost of goods sold	$32,926	$24,150
Value-added tax receivable	4,341	7,846
Cash surrender value of pension plan assets	8,446	6,923
Other	6,773	10,657

Total other current assets	$52,486	$49,576

8.	Other Intangibles, Net

Other intangibles, net of accumulated amortization, were approximately $61 million as of March 28, 2008. Other intangible assets were established in connection with our adoption of fresh-start accounting in fiscal 2007. See Note 4, Fresh-Start Accounting, for additional information. During the quarter ended March 28, 2008, we acquired intangible assets in connection with our purchase of certain assets formerly owned by Linux Networx, Inc. (“LXNI”) from a third party that had acquired the assets in a non-judicial foreclosure proceeding. See Note 23, Acquisition of Assets, for additional information.

Subsequent to June 29, 2007, additional adjustments were made to the intangible assets established in connection with our adoption of fresh start accounting. The adjustments were an increase of $1 million and a decrease of $4 million for the three and nine months ended March 28, 2008, respectively, to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards, and to a lesser degree, adjustments for foreign tax audits.

Intangible assets acquired in connection with our purchase of certain assets formerly owned by LXNI consisted of developed product technology, patents and customer relationships.

Other intangible assets consisted of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount March 28, 2008
		June 29, 2007	Adjustments and Additions	March 28, 2008	June 29, 2007	Amortization	March 28, 2008
Fresh-start:
Developed product technology	5	$27,700	$(2,455)	$25,245	$(3,463)	$(3,150)	$(6,613)	$18,632
Customer backlog	3	2,700	(239)	2,461	(1,652)	(221)	(1,873)	588
Royalty license agreements	4	1,900	(169)	1,731	(285)	(258)	(543)	1,188
Trademark/trade name portfolio	16	6,400	(567)	5,833	(282)	(259)	(541)	5,292
Customer relationships	5	44,184	(894)	43,290	(5,938)	(5,401)	(11,339)	31,951

Total fresh-start		82,884	(4,324)	78,560	(11,620)	(9,289)	(20,909)	57,651

LXNI:
Developed product technology	5	—	1,005	1,005	—	(24)	(24)	981
Patents	5	—	1,443	1,443	—	(35)	(35)	1,408
Customer relationships	1	—	933	933	—	(113)	(113)	820

Total LXNI		—	3,381	3,381	—	(172)	(172)	3,209

Total		$82,884	$(943)	$81,941	$(11,620)	$(9,461)	$(21,081)	$60,860

Total amortization expense for other intangible assets for the three months ended March 28, 2008 and March 30, 2007 was approximately $3 and $4 million, respectively. Total amortization expense for the nine months ended March 28, 2008 was approximately $9 million. Total amortization for the six months ended March 30, 2007 was approximately $8 million. Future annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2008 (for fiscal quarter remaining at March 28, 2008)	$3,387
Fiscal 2009	13,186
Fiscal 2010	12,575
Fiscal 2011	12,539
Fiscal 2012	12,214
Thereafter	6,959

$60,860

9.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	March 28, 2008	June 29, 2007
Spare parts, net of accumulated depreciation of $7,662 at March 28, 2008 and $3,913 at June 29, 2007	$16,662	$17,563
Investment in SGI Japan (see Notes 11 and 16)	14,720	20,869
Non-current deferred cost of goods sold	27,948	10,824
Other, net of accumulated amortization of $971 at March 28, 2008 and $1,649 at June 29, 2007	12,618	10,245

Total other non-current assets	$71,948	$59,501

Deferred cost of goods sold will be recognized over the respective contract terms ranging up to five years.

10.	Debt and Other Financing Arrangements

Debt consisted of the following at March 28, 2008 and June 29, 2007 (in thousands):

	March 28, 2008	June 29, 2007
Term loan ($63,900 from related parties at March 28, 2008 and $45,000 at June 29, 2007)	$132,500	$85,000
Other	13	261

	132,513	85,261
Less: amounts due within one year	(8,513)	(261)

Amounts due after one year	$124,000	$85,000

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

On February 4, 2008, we entered into a Third Amendment to the Agreement (the “Third Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders, to increase the principal amount of the term loan from $85 million to $127.5 million. The prepayment premiums for the term loan and revolving credit commitments were increased to 2%. The interest rates on both the term loan and the line of credit remained the same, with floors added for the LIBOR rate of 3.5% and the Alternative Base Rate of 6.25%. The Third Amendment also allows us to establish securities, deposit or other accounts of up to $3 million to secure performance bonds and guarantees, surety bonds, letters of credit and other similar obligations. A $1.3 million fee was incurred on the $42.5 million added to the term loan. This fee was deferred and is being amortized as an adjustment to interest expense over the term of the loan.

On February 14, 2008, we entered into the Fourth Amendment and Limited Waiver and Consent to the Senior Secured Credit Agreement (the “Fourth Amendment”) with Morgan Stanley Senior Funding, Inc., as administrative agent and revolving agent, Morgan Stanley & Co., Inc., as collateral agent, and the other Credit Parties thereto. The Fourth Amendment increased the principal amount of the term loan from $127.5 million to $132.5 million. A fee of $50 thousand was incurred in connection with the $5 million added to the term loan.

Annual principal payments over the next five years for all amounts borrowed under the term loan are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $20; fiscal 2011 — $24 and fiscal 2012 — $76.

During the third quarter of fiscal 2008, the maximum amount drawn on the line of credit and subsequently repaid within thirty days of being drawn was $7 million.

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

Impairment of Investment

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in interest and other income (expense), net in the nine months ended March 28, 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at December 28, 2007. There was no additional impairment of the investment during the three months ended March 28, 2008.

See Note 16, Related Party Transactions, for further information on our related party relationship with SGI Japan.

12.	Guarantees

Financial Guarantees

We have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods, and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at March 28, 2008 was $10.5 million for which we had $9.6 million of assets held as collateral. The full amount of the assets held as collateral was included in restricted investments.

The cost of the assets held as collateral closely approximates fair value. At March 28, 2008, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities in our condensed consolidated balance sheet.

Product Warranties

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. This accrual was reflected under other current liabilities in the condensed consolidated balance sheets of this Quarterly Report on Form 10-Q.

Product warranty activity was as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Product warranty beginning balance	$5,296	$5,772	$5,646	$4,942	$5,481
New warranties issued	1,217	1,463	4,272	4,403	1,195
Warranties incurred	(1,323)	(1,834)	(4,531)	(3,859)	(1,735)
Changes in warranty rate estimates	69	—	(128)	(85)	1

Product warranty ending balance	$5,259	$5,401	$5,259	$5,401	$4,942

13.	Earnings (Loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Net income (loss)	$(39,733)	$(23,020)	$(118,102)	$(66,714)	$326,256

Weighted average shares outstanding - basic	11,372	11,125	11,215	11,125	271,563
6.50% Senior Secured Convertible Notes	—	—	—	—	150,862
6.125% Convertible Subordinated Debentures	—	—	—	—	1,450

Weighted average shares outstanding - diluted	11,372	11,125	11,215	11,125	423,875

Net income (loss) per share:
Basic	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$1.20

Diluted	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$0.77

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	1,701	941	1,445	506	26,344

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of RSUs as well as the assumed conversion of debt using the if-converted method. There was no convertible debt for the quarter and nine months ended March 28, 2008 or for the quarter and six months ended March 30, 2007.

Earnings per share information reported by the Predecessor Company is not comparable to earnings per share information reported by the Successor Company because all equity interests of the Predecessor Company were eliminated (without a distribution) upon the consummation of the Plan.

14.	Comprehensive Income (Loss)

The difference between reported net income (loss) and comprehensive income (loss) was not considered material for the periods presented.

15.	Segment Information

We have two reportable segments, products and global services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and are aligned with the process by which the chief operating decision maker (our Chief Executive Officer) makes operating decisions and evaluates performance.

Products

Our products segment consists of our core systems and our legacy systems. Our products are distributed through our direct sales force and through channels, including resellers, distributors and systems integrators.

Our core systems consist of HPC servers, storage and visualization systems based on the Intel Itanium or Intel Xeon processors, industry standard graphics processors, and the Linux or Microsoft Windows operating systems. Our core systems include our server products sold under the Altix brand name, our storage systems sold under the InfiniteStorage brand name, and our recently introduced visualization systems sold under the Virtu brand name. Our storage systems line is targeted at data growth which is a significant factor present in most computing environments.

Our legacy systems consist of high-performance servers and visualization systems based on MIPS RISC processors and the IRIX operating system. Our legacy systems include the SGI Origin family of high-performance servers. Legacy systems also include the Silicon Graphics Tezro and Silicon Graphics Fuel workstations and the Silicon Graphics Onyx family of graphics systems. Our legacy systems also include the remarketed versions of the MIPS and IRIX based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

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

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Core Systems:
Server products	$22,703	$32,692	$77,612	$73,646	$34,914
Storage products	8,374	12,063	30,112	22,983	12,750

Total Core Systems	31,077	44,755	107,724	96,629	47,664
Legacy Systems:
Server products	4,523	12,612	15,626	23,578	12,324
Storage products	332	1,204	1,591	2,046	618

Total Legacy Systems	4,855	13,816	17,217	25,624	12,942

Total Products revenue	$35,932	$58,571	$124,941	$122,253	$60,606

Global Services:
Customer support	$35,163	$37,527	$113,587	$72,607	$48,396
Professional services	7,983	14,948	21,746	23,909	12,803

Total Global Services revenue	$43,146	$52,475	$135,333	$96,516	$61,199

Total consolidated revenue	$79,078	$111,046	$260,274	$218,769	$121,805

In the third quarter and the nine months ended March 28, 2008, no single customer represented 10% or more of our total revenue. In the third quarter of fiscal 2007, approximately 14% of total revenue was generated by sales to a single customer. Sales from this transaction were recorded to both the products and global services segments.

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

Operating results for our reportable segments were as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Revenue from external customers:
Products	$35,932	$58,571	$124,941	$122,253	$60,606
Global services	43,146	52,475	135,333	96,516	61,199

Total consolidated revenue	$79,078	$111,046	$260,274	$218,769	$121,805

Operating Income (loss):
Products	$(38,117)	$(22,189)	$(100,731)	$(58,626)	$(23,448)
Global services	(2,293)	2,677	2,541	942	11,912

Total reportable segments	(40,410)	(19,512)	(98,190)	(57,684)	(11,536)
Other operating expense	(230)	(358)	(425)	(3,243)	(3,926)

Total consolidated operating loss	$(40,640)	$(19,870)	$(98,615)	$(60,927)	$(15,462)

16.	Related Party Transactions

SGI Japan

We own approximately 10% of the outstanding stock of SGI Japan and our Chief Executive Officer is a member of SGI Japan’s Board of Directors. We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Product revenue	$6,340	$2,454	$14,747	$7,456	$15,377

Cost of product revenue	$4,328	$1,468	$10,212	$4,705	$9,233

Aggregate amounts receivable from SGI Japan were $8.3 million at March 28, 2008 and $0.2 million at June 29, 2007. Aggregate amounts payable to SGI Japan were immaterial on both dates.

Watershed Asset Management L.L.C.

Watershed Asset Management L.L.C. (“Watershed LLC”) owns more than 10% of our outstanding common stock, and a representative of Watershed LLC is the Chairman of our Board. Affiliates of Watershed LLC are lenders under our term loan. As such, affiliates of Watershed LLC received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Affiliates of Watershed LLC also receive a pro rata share of interest payments we make for amounts borrowed under the loan. We owed affiliates of Watershed LLC $32.0 million and $22.5 million under the term loan at March 28, 2008 and June 29, 2007, respectively. Interest payable on the term loan was $0.8 million and $0.6 million at March 28, 2008 and June 29, 2007, respectively.

In September 2007, the lenders under our original $85 million term loan, including affiliates of Watershed LLC, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, affiliates of Watershed LLC received a fee for becoming revolver lenders and receive a pro rata share of interest payments on amounts we borrow under the line of credit. As of March 28, 2008, affiliates of Watershed LLC had an $8.5 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at March 28, 2008 and June 29, 2007 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and affiliates of Watershed LLC received a pro rata portion of that fee.

As part of the Reorganization, we entered into the Liquidating Trust Agreement in October 2006 (the “Liquidating Trust Agreement”) with a trustee to establish a liquidating trust (the “Liquidating Trust”) with respect to certain assets, including litigation claims, to be transferred to the Liquidating Trust from the Debtors’ Chapter 11 estate. Affiliates of Watershed are beneficial holders of interests in the Liquidating Trust, and the Chairman of our Board is a member of the Trust Advisory Board. Prior to the Effective Date, affiliates of Watershed LLC also received a pro rata portion of the backstop fees paid in connection with certain Backstop Commitment Agreements, dated July 31, 2006 (the “Backstop Commitment Agreements”).

In addition, affiliates of Watershed LLC are parties to an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 28, 2008. This agreement amended and restated the original Registration Rights Agreement dated as of October 17, 2006 entered into by and among us and certain of our stockholders in connection with and as contemplated by the Plan pursuant to which such stockholders are entitled to receive certain registration rights.

The Registration Rights Agreement requires us to file registration statements with the Securities and Exchange Commission, and effect offerings of shares of our common stock held by the parties to the Registration Rights Agreement pursuant to such registration statements, under certain circumstances. It also contains a liquidated damages clause requiring us to pay certain amounts if (a) there is a failure to file a required registration statement, or effect a “takedown” from a required shelf registration statement, within a prescribed time period, (b) a required registration statement is not declared effective by the SEC within a prescribed time period, or (c) a required registration statement ceases to be effective and available for a prescribed period of time.

Monarch Alternative Capital LP

Monarch (formerly QDRA) owns more than 10% of our outstanding common stock, and a representative of Monarch is a member of our Board. Monarch assumed the position of Quadrangle, an affiliate of QDRA, in our term loan. As such, Monarch received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Monarch also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed Monarch $32.0 million and $22.5 million under the term loan at March 28, 2008 and June 29, 2007, respectively. Interest payable on the term loan was $0.8 million and $0.6 million at March 28, 2008 and June 29, 2007, respectively.

In September 2007, the lenders under our original $85 million term loan, including Monarch, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Monarch received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. As of March 28, 2008, Monarch had a $5.3 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at March 28, 2008 and June 29, 2007 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Monarch received a pro rata portion of that fee.

Monarch is a beneficial holder of interest in the Liquidating Trust and the Monarch representative on our Board is a member of the Trust Advisory Board. Prior to the Effective Date, Monarch also received a pro rata portion of the backstop fees paid in connection with the Backstop Commitment Agreements.

In addition, Monarch is a party to the Registration Rights Agreement.

17.	Income Taxes

We file income tax returns with the U.S. government, various states and foreign jurisdictions. Our U.S. income tax returns for fiscal 2005 to 2007 are open, and to date, we have not been notified of any pending audits or of any proposed adjustments to those returns. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007, will result in approximately $7.5 million of tax refund/credit, including applicable interest. The actual amount of the interest on the refund receipt may be different from our estimate. We have recognized the estimated benefit related to this potential credit in fiscal 2007 as an adjustment to goodwill and/or other intangibles. Management reasonably expects proceeds from the settlement within fiscal 2008. However, the refund may offset a tax liability from an unrelated and earlier tax audit, resulting in a net refund/credit of approximately $0.7 million.

In the quarter ended September 28, 2007, we recorded an additional adjustment to increase income tax expense by $2.4 million with a corresponding reduction of intangible assets relating to the results of operations for the Successor Company’s nine months ended June 29, 2007 for utilization of the net operating loss carryforwards of certain foreign subsidiaries of the Predecessor Company. This adjustment was not material to the Company’s consolidated financial position or results of operations for any previous periods.

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $12.5 million payable to the Canadian government. We believe there would potentially be offsetting refunds against this tax adjustment from the Canadian government because we have requested refunds of overpaid taxes from them (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. If accepted however, it will result in a net cash benefit to us. We have not recognized any benefit related to this potential credit as of March 28, 2008, and any benefit, if recognized, will be an adjustment to other intangibles.

We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We believe our transfer pricing practice in these two jurisdictions is adequately documented and supported by an independent study of practices by comparable companies (a transfer pricing report). We are under examination by the Hong Kong tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. However, we do not expect any adjustments as a result of this examination. We have net operating loss carryforwards in all three jurisdictions that may be utilized to reduce any adjustment to our income taxes that may be proposed as a result of the audits or examinations.

Prior to our bankruptcy reorganization, SGI had over $1 billion in U.S. net operating loss carryforwards due to prior period losses. Ordinarily, net operating losses incurred prior to a bankruptcy are subject to limitation under Section 382 of the Internal Revenue Code. However, SGI received a private letter ruling from the Internal Revenue Service on January 29, 2008 indicating the limitations of Section 382 do not apply to the ownership change that occurred upon our emergence from bankruptcy. Accordingly, the pre-bankruptcy net operating losses of SGI can be used without limitation resulting from our bankruptcy reorganization.

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

Nine Months Ended
March 28, 2008
Unrecognized tax benefits beginning balance at June 29, 2007	$19,580
Additions based on tax positions taken during a prior period	1,551
Additions for tax positions taken during the current period	1,268
Reductions due to settlements with taxing authorities	—
Reductions due to a lapse of the applicable statute of limitations	(631)

Unrecognized tax benefits at March 28, 2008	$21,768

Substantially all unrecognized tax benefits are recorded in other non-current liabilities.

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or to additional paid-in-capital, rather than adjustments to our consolidated statement of operations. As of March 28, 2008, $2.5 million of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

Interest and Penalties

Interest and penalties related to income taxes are recognized in the income tax provision. Penalties were not recorded in the nine months ended March 28, 2008 or the nine months ended March 30, 2007.

During the three and nine month periods ended March 28, 2008, we recognized $0.5 million and $1.2 million, respectively, in interest expense. During the three month period ended September 29, 2006 (Predecessor Company) and the six month period ended March 30, 2007 (Successor Company), we recognized $0.4 million and $0.7 million, respectively, in interest. The Successor Company had approximately $10.7 million for the payment of interest expense and penalties accrued at March 28, 2008, included in other non-current liabilities in the condensed consolidated balance sheet.

18.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years. Currently, the value of these arrangements totals $28.0 million and covers periods through fiscal 2010. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the three months and nine months ended March 28, 2008, we earned approximately $2.6 million and $7.5 million, respectively, in compensation compared with approximately $5 million for the six months ended March 30, 2007 and approximately $1 million for the three months ended September 29, 2006. The amounts earned are recognized as a reduction to research and development expense.

19.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for us in the fiscal year beginning June 28, 2008, although early adoption is permitted. We are currently assessing the potential impact that the adoption of SFAS 159 may have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No.141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be applicable to any business combinations we close after June 26, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning June 27, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for us in our fiscal quarter beginning December 27, 2008. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

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

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California and for VAT matters for the years 2005 through 2007 in Belgium. In addition, we have open income tax, VAT, and sales and use tax audits for years 1996 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $12.5 million payable to the Canadian government. We have requested refunds of overpaid taxes from the Canadian Government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We are under examination by the Hong Kong and Chinese tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005.

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

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($7.3 million based on the conversion rate on March 28, 2008). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($14.2 million based on the conversion rate on March 28, 2008), which exceeds our contractual limit of liability of €2 million ($3.2 million based on the conversion rate on March 28, 2008). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($6.0 million based on the conversion rate on March 28, 2008) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. (“ATI”) in U.S. District Court, Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

In late 2006, AMD announced the completion of its acquisition of ATI. We filed an amended complaint adding two additional patents to our claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14, 2006. The Court granted certain parts of AMD’s motion for summary judgment on January 30, 2008. On February 8, 2008, a jury entered its verdict on the remaining issues. The net result was a finding that the contested patent was valid, but that we were not entitled to recovery from AMD for infringement on any of the claims. Although the period to appeal has been stayed pending decision on post-trial motions, on April 24, 2008, AMD filed a protective Notice of Appeal. On May 2, 2008, SGI filed a protective Notice of Appeal.

In fiscal 2005, as a result of anonymous allegations and allegations by an ex-employee, we conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. We have voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. We cannot be assured that the Department or other agencies of the U.S. government will not institute any proceedings against us in the future. In addition, from time to time, we receive inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving us in the future.

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

On May 1, 2007, we received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We are currently engaged in arbitration and on January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (INR) 7,84,78,200 ($2.0 million based on the conversion rate on March 28, 2008) plus interest and costs. On February 29, 2008, we filed our reply to BHEL’s formal statement of claim as well as a counter claim for a sum of INR 2,74,53,007 ($0.7 million based on the conversion rate on March 28, 2008) plus interest and costs. The Arbitrator has granted an extension of time to BHEL for filing its reply to our counterclaim as well as to us for filing a rejoinder. A hearing has been scheduled for May 3, 2008. We cannot currently predict the outcome of this dispute.

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

On November 1, 2007, we filed a shelf registration statement on Form S-3 with the SEC to register the sale of an aggregate of up to $100 million of our common stock for sale in one or more primary offerings that we may choose to effect in the future. The registration statement was declared effective on February 14, 2008. The terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus supplement or free-writing prospectus to be filed with the SEC.

22.	Gain on Sale of Investment

As of December 28, 2007, we owned 3 million shares of Series Y Preferred Stock of MicroUnity Systems Engineering, Inc. (“MUSE”). The shares were acquired through a Cray investment in MUSE in 1991 and were written off in 2001. On January 17, 2008, we entered into a stock repurchase agreement with MUSE. Under the stock repurchase agreement, MUSE repurchased all the preferred stock currently owned by us for an aggregate price of approximately $4.3 million and agreed to share future contingent revenue share payments through the end of calendar 2008. Payment for our share of any future contingent revenue share payments will be received in the third quarter of fiscal 2009.

We recorded a $4.3 million gain on the sale of this investment in the three months ended March 28, 2008 related to the non-contingent payment in interest and other income (expense), net.

23.	Acquisition of Assets

On February 14, 2008, we entered into a transaction with LB I Group, Inc., as collateral agent (the “Collateral Agent”) for Oak Investment Partners XI, Limited Partnership, LB I Group, Inc., Wasatch Partners II, LLC, Wasatch Venture Fund III, LLC, Dallin Bagley and Bryce Panzer (the “Secured Parties”) to purchase certain assets formerly owned by LXNI. These assets included LXNI’s system management software products, intellectual property and intellectual property rights. The Collateral Agent acquired the assets through a non-judicial foreclosure on behalf of the Secured Parties in partial satisfaction of indebtedness owed by LXNI to the Secured Parties. We issued 390,000 shares of our common stock to the Secured Parties to purchase the assets. The stock was valued at $6.8 million, which represented the closing price of our stock on February 14, 2008, which was the closing date of the transaction. We incurred approximately $0.1 million of transaction costs in connection with the transaction, which were included in the estimated fair value of the assets acquired.

We allocated the purchase price based on the estimated fair values of the assets acquired. We recorded $1.1 million of net tangible assets, $3.4 million of identifiable intangible assets and $2.4 million of in-process research and development. The preliminary allocation of the purchase price was based on a preliminary valuation and our estimates and assumptions are subject to change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, those concerning the following:

•	increased demands on our working capital due to growth in backlog, in particular for large deals;

•	our ability to raise additional capital in the future on commercially attractive terms or at all, which would restrict our growth and impair our ability to operate;

•

our historical losses and possible failure to attain profitability on a quarterly, annual or sustained basis and risks related to the impact on our business of cost reduction initiatives to be effected in the coming quarters to bring costs more in line with current revenues;

•	our operating results continuing to fluctuate significantly and continuing to be difficult to predict; and

•	our stock continuing to have extremely low trading volume and price volatility.

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

Overview

We are a leader in HPC and data management. We sell a broad line of mid-range to high-end computing servers, data storage and visualization systems. In addition, we provide customer support and professional services related to our products. We are a leading developer of enterprise-class, high-performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems incorporate predominantly Intel Itanium and Xeon processors and our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

Over the past two years, we have appointed a new Chief Executive Officer and other key members of management, introduced our first cluster computing systems, reorganized our sales and marketing organizations, developed important sales and marketing relationships to broaden our market reach and implemented new services initiatives.

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

We are committed to providing a Linux environment for hybrid computing environments that ensures enterprise-class users ease of administration, high performance and reliability. Our software development is increasing to support this environment, as we believe this software will offer us key differentiation and will be an important part of customers’ future purchasing decisions. We are combining our own differentiated software with open source software to create an open, yet well-integrated, suite of software, tools and utilities. We refer to these development efforts as our Industrial Strength Linux Environment initiative.

We manufacture our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through channels including resellers, distributors and systems integrators.

We use growth in bookings and backlog as significant indicators of the performance of our business. We calculate bookings as the sum of all committed purchase orders for products and professional services deliverable within 12 months, as such bookings do not include the value of committed customer support contracts. We changed our method of calculating bookings in the third quarter of fiscal 2008 to be consistent with industry practices and to align with our material forecast horizon. Previously, we calculated bookings as the sum of all committed purchase orders for products and professional services deliverable within nine months. The cumulative total of all bookings that we have taken that have not yet been recognized as revenue is what we define as backlog. At March 28, 2008, our consolidated backlog was $134 million, up from $96 million at December 28, 2007 and $66 million at June 29, 2007. The change in method of calculating bookings increased backlog by approximately $14 million at March 28, 2008.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining significant new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts for which a portion of the value is not reflected in our current backlog, since a portion of such orders may be scheduled to ship outside the time provided in our bookings policy. These types of orders generally also require us and our partners to develop and deliver future products, and may be subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

Generally accepted accounting principles require us to recognize revenue from many of our sale transactions over an extended period of time. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. A large proportion of our revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We determine this allocation of the contractual price under the guidance of EITF 00-21 or SOP 97-2, where we would apply the latter if we are selling software elements that are considered more than incidental to the arrangement as a whole. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. At this point in time, we have not determined fair value for undelivered maintenance and support elements under the guidance of SOP 97-2. However, we follow the guidance of FTB 90-1 and EITF 00-21 for arrangements that do not fall under the guidance of SOP 97-2. As a result of our strategy to provide complete solutions to our customers, we generally include software that is considered more than incidental to the arrangement causing an increasing number of our arrangements fall under the guidance of SOP 97-2. Because we have not been able to determine fair value for undelivered maintenance and support elements of these arrangements we are not able to allocate the total contract price between the delivered and undelivered elements which often results in a significant deferral of revenue recognition. As a result of this, deferred revenue is recognized over the duration of the delivery period of the maintenance and support obligation, which is normally between one and five years, with most arrangements being amortized over three years. Generally our ability to invoice and collect under our contracts is tied to customer acceptance or other milestones, so the revenue treatment summarized above may significantly vary from the timing of cash collection under the contracts.

        Over the past several quarters we have seen a significant increase in our backlog. In addition, we have recently received orders for and have been awarded a number of significant contracts for large sales transactions. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our cash balance may be significantly reduced in that period and our operating results for that period may suffer. At March 28, 2008, our principal sources of liquidity included unrestricted cash and marketable investments of $43 million and $20 million of availability under our revolving line of credit. We are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and global services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. In spite of these initiatives, we expect to consume cash from operations through at least the first half of fiscal 2009. As a result, we are actively evaluating opportunities to raise additional capital in order to meet the working capital requirements of our future business, related primarily to large sales transactions. We also may choose to raise additional capital for sales and marketing initiatives, research and development, general corporate purposes and to repay indebtedness. Such additional capital may not be available on commercially attractive terms or at all.

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

During the nine months ended March 28, 2008, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of March 28, 2008. We included the impairment loss in interest and other income (expense), net in the nine months ended March 28, 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at March 28, 2008. It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results and forecasted operating results of SGI Japan. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period.

Results of Operations

We adopted fresh-start accounting on September 29, 2006 and emerged from Chapter 11 bankruptcy protection on October 17, 2006. As a result of the application of fresh-start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the nine months ended March 28, 2008 have been compared to the combined three months ended September 29, 2006 and the six months ended March 30, 2007 as included in our condensed consolidated statements of operations. In this discussion, we disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. Fresh-start accounting and deferral of revenue recognition required by U.S. generally accepted accounting principles have had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future periods.

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
(In thousands, except per share amounts)	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Total revenue	$79,078	$111,046	$260,274	$218,769	$121,805
Cost of revenue	60,484	74,355	186,313	163,660	74,975

Gross profit	18,594	36,691	73,961	55,109	46,830
Gross profit margin	23.5%	33.0%	28.4%	25.2%	38.4%
Total operating expenses	59,234	56,561	172,576	116,036	62,292

Operating loss	(40,640)	(19,870)	(98,615)	(60,927)	(15,462)
Interest and other income (expense), net	1,026	(2,662)	(12,269)	(4,621)	3,703

Loss before reorganization items and income taxes	(39,614)	(22,532)	(110,884)	(65,548)	(11,759)
Reorganization items, net	—	—	—	—	340,397

Income (loss) before income taxes	(39,614)	(22,532)	(110,884)	(65,548)	328,638

Net income (loss)	$(39,733)	$(23,020)	$(118,102)	$(66,714)	$326,256

Net income (loss) per share:
Basic	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$1.20

Diluted	$(3.49)	$(2.07)	$(10.53)	$(6.00)	$0.77

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 15, Segment Information, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, products and global services. Our products segment includes our core systems, which include our HPC servers, storage and visualization systems based on the Intel Itanium or Intel Xeon processors, industry standard graphics processors, and the Linux or Microsoft Windows operating systems and our legacy systems, which include our high-performance servers and visualization systems based on our MIPS RISC processors and IRIX operating system. Our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks.

Revenue for the third quarter of fiscal 2008 decreased by $32 million, or 29%, compared with the corresponding period of fiscal 2007. Revenue for the first nine months of fiscal 2008 declined by $80 million, or 24%, compared with the corresponding period of fiscal 2007. The decreases in revenue for both periods are described in more detail below. Revenue for the third quarter and first nine months of fiscal 2008 also included the unfavorable impact of fresh-start accounting adjustments, primarily related to customer service revenue, of $2 million and $8 million, respectively, compared with an unfavorable impact of $8 million and $24 million in each of the corresponding periods of fiscal 2007.

The following table presents total revenue by reportable segment (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Products:
Core Systems	$31,077	$44,755	$107,724	$96,629	$47,664
Legacy Systems	4,855	13,816	17,217	25,624	12,942

Total Products	$35,932	$58,571	$124,941	$122,253	$60,606
% of total revenue	45%	53%	48%	56%	50%
Global Services	$43,146	$52,475	$135,333	$96,516	$61,199
% of total revenue	55%	47%	52%	44%	50%

Total revenue	$79,078	$111,046	$260,274	$218,769	$121,805

Products. Revenue from our products segment for the third quarter and the first nine months of fiscal 2008 decreased by $23 million, or 39%, and $58 million, or 32%, respectively, compared with the corresponding periods in fiscal 2007. The overall decline in product revenue for the third quarter and the first nine months of fiscal 2008 was primarily due to a decrease in large transactions compared with the corresponding periods in fiscal 2007. Our product business was also impacted by lower than expected bookings in the second half of fiscal 2007. Some of these bookings would normally be expected to result in recognized revenue in the first nine months of fiscal 2008. Revenue recognized from our products business was impacted by a change in net deferrals for transactions accounted for under SOP 97-2 (the difference in deferred revenue relating to contracts accounted for under SOP 97-2 between the respective balance sheet dates), which were $0 and $40 million in the third quarter and first nine months of fiscal 2008, respectively, compared with $8 million and $20 million in the corresponding periods in fiscal 2007. This impact contributed to the overall increase in deferred revenue in our consolidated balance sheet compared to June 29, 2007.

Revenue from core products is attributable to sales of SGI Altix servers and supercomputers, ranging from the mid-range SGI Altix 400 series through the high end SGI Altix 4000 series, and also including the value-priced SGI Altix XE series of servers and integrated cluster solutions and SGI Altix ICE systems, which are designed to fit between the Altix XE and Altix server product lines. In addition, revenue from core products includes sales of our InfiniteStorage NEXIS products. Revenue from core systems for the third quarter and the first nine months of fiscal 2008 decreased by $14 million, or 31%, and $37 million, or 25%, respectively, compared with the corresponding periods in fiscal 2007. SGI Altix server revenue declined to $23 million in the third quarter of fiscal 2008 from $33 million in the third quarter of fiscal 2007, a decrease of $10 million, or 30%. Storage revenue declined to $8 million in the third quarter of fiscal 2008 from $12 million in the third quarter of fiscal 2007, a decrease of $4 million, or 33%. The success of our business is dependent on us securing both large sales transactions, in which we typically ship product, secure payment and recognize revenue over multiple quarters, and smaller sales transactions in each quarter. We refer to the bookings associated with these smaller transactions, in which we can often ship product and invoice the customer within the same quarter as the order was received, as “run-rate” bookings. The decline of both server and storage revenue in the third quarter of 2008 compared to the corresponding quarter in 2007 was due primarily to lower revenue from large transactions in 2008 compared to the prior year. For the first nine months of fiscal 2008, SGI Altix server revenue declined to $78 million from $109 million in the first nine months of fiscal 2007, a decrease of $31 million, or 29%, and storage revenue declined to $30 million from $36 million in the first nine months of fiscal 2007, a decrease of $6 million, or 17%. However, SGI Altix Server bookings for the first nine months of fiscal 2008 improved significantly compared to the corresponding period of fiscal 2007. The improvement in orders has not yet been reflected in reported revenue due to the extended revenue recognition period often associated with large SGI Altix Server orders and the revenue recognition impacts summarized above. The storage revenue decrease was the result of a delay in the launch of our InfiniteStorage NEXIS storage products and lower sales of our other core storage products. The decline of both server and storage revenue in the first nine months of 2008 compared to the corresponding 2007 period was due primarily to lower revenue recognized on large sales transactions in 2008 compared to the prior year.

Revenue from legacy systems for the third quarter and first nine months of fiscal 2008 decreased by $9 million, or 65%, and $21 million, or 55%, respectively, compared with the corresponding periods in fiscal 2007. The decrease in legacy systems revenue was due to declines in sales of both our MIPS- and IRIX-based servers and graphics systems as customers continued to transition away from legacy system technology and into Linux-based systems. The long-term decline of the IRIX-based business has accelerated following end-of-life purchase requirements. Legacy systems revenue was largely limited to program sales linked to product line extension agreements with existing customers.

Global Services. Revenue from our global services segment consists of customer support and professional services. Professional services revenue includes revenue generated from the sale of third-party products and our consulting and managed services.

Global services revenue declined by $9 million, or 18%, and by $22 million, or 14%, for the third quarter and the first nine months of fiscal 2008 compared with the corresponding periods in 2007. Global services revenue for the third quarter and first nine months of fiscal 2008 included the unfavorable impact of fresh-start accounting adjustments of $2 million and $7 million, respectively, compared with an unfavorable impact of $7 million and $20 million in the corresponding periods of fiscal 2007. After consideration of the unfavorable impacts of fresh-start accounting adjustments, global services revenue declined in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods in fiscal 2007. The decline was primarily due to a reduction in our traditional support revenue as a result of lower pricing for new contracts, decline in the overall installed base and a transition towards longer product warranty terms. In addition, third party professional services revenue also declined, due primarily to a large sale transaction in the third quarter and first nine months of fiscal year 2007 that resulted in $7 million of revenue in fiscal 2007.

Geographic Revenue. Total revenue by geographic area was as follows (in thousands):

	Successor Company								Predecessor Company
	Three Months Ended				Nine Months Ended		Six Months Ended		Three Months Ended
Area	Mar. 28, 2008		Mar. 30, 2007		Mar. 28, 2008		Mar. 30, 2007		Sep. 29, 2006
Americas	$48,849	62%	$67,044	60%	$169,930	65%	$137,799	63%	$76,170	63%
Europe	17,996	23%	36,890	33%	55,528	21%	62,350	28%	20,608	17%
Rest of World	12,233	15%	7,112	7%	34,816	14%	18,620	9%	25,027	20%

	$79,078		$111,046		$260,274		$218,769		$121,805

Revenue for the third quarter of fiscal 2008 decreased in the Americas and Europe and increased in the rest of the world compared with the corresponding period in fiscal 2007, with the largest percentage decline occurring in Europe. The decrease in Europe was due to a $15 million decrease in revenue due to a large sale transaction in the same period in fiscal 2007. Revenue for the first nine months of fiscal 2008 declined in all geographies compared with the corresponding period in fiscal 2007, with the largest percentage decline occurring in Europe. The decrease in Europe was due primarily to a large sale transaction in the same period in fiscal 2007.

A significant portion of our revenue in Europe for the third quarter and the first nine months of fiscal 2008 was denominated in Euros and, to a lesser extent, other non-U.S. dollar currencies. That revenue when converted into U.S. Dollars benefited from favorable foreign currency exchange rate movements due to the general weakening of the U.S. Dollar during the third quarter and the first nine months of fiscal 2008 compared to the corresponding periods in fiscal 2007. See Item 1A—Risk Factors below for a discussion of risks related to operating internationally.

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

Overall gross profit margin in the third quarter and first nine months of fiscal 2008 was 24% and 28%, respectively, compared with 33% and 30% in the corresponding periods of fiscal 2007. The decrease in overall gross profit margin in both periods of fiscal 2008 was due to lower revenue. These decreases were offset partially by the impacts of fresh-start accounting adjustments in the third quarter and first nine months of fiscal 2008 of $4 million and $16 million, respectively, compared with $13 million and $41 million in each of the corresponding periods of fiscal 2007.

Product gross profit margin in the third quarter and first nine months of fiscal 2008 was 11% and 16%, respectively, compared with 29% and 21% in the corresponding periods of fiscal 2007. The decreases in product gross profit margin in the third quarter and first nine months of fiscal 2008 were due to lower product revenue, primarily in our higher margin legacy products. Product material costs as a percentage of revenue remained relatively unchanged in the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007. Overhead, labor and other manufacturing costs are relatively fixed costs. As result, these costs increased as a percentage of product revenue because of the lower product revenue levels in the third quarter and first nine months of fiscal 2008, contributing to the decrease in product gross profit margin, particularly in the third quarter. These decreases in product gross profit margin were offset partially by the impacts of fresh-start accounting adjustments of $2 million and $9 million in the third quarter and first nine months of fiscal 2008, compared with $6 million and $23 million in each of the corresponding periods of fiscal 2007.

Global services gross profit margin in the third quarter and first nine months of fiscal 2008 was 34% and 40%, respectively, compared with 37% and 40% in the corresponding periods of fiscal 2007. The decrease in global services gross profit margin in the third quarter of fiscal 2008 was due to lower revenue for customer support and third party professional services, offset partially by the impact of fresh-start accounting adjustments of $2 million and $7 million in the third quarter and first nine months of fiscal 2008, compared with $7 million and $19 million in each of the corresponding periods of fiscal 2007.

Operating Expenses

Operating expenses were as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Research and development	$16,520	$14,186	$44,280	$29,170	$16,007
% of total revenue	21%	13%	17%	13%	13%
Selling, general and administrative	$42,484	$42,017	$127,871	$83,623	$42,359
% of total revenue	54%	38%	49%	38%	35%
Other operating expenses, net	$230	$358	$425	$3,243	$3,926
% of total revenue	—%	—%	—%	1%	3%

Operating Expenses (excluding Other Operating Expenses). Operating expenses, excluding other operating expenses, for the third quarter of fiscal 2008 increased by $3 million, or 5%, from the corresponding period of fiscal 2007 and increased as a percentage of total revenue from 51% to 75%. Operating expenses, excluding other operating expenses, for the first nine months of fiscal 2008 increased by $1 million, or 1%, from the corresponding period of fiscal 2007. The increase in operating expenses for the third quarter of fiscal 2008 was attributable to approximately $2 million of in-process research and development expenses resulting from our acquisition of certain assets formerly owned by LXNI, an approximately $1 million increase in compensation associated with headcount and salary increases, partially offset by lower bonuses, and a $1 million increase in legal expenses, which were associated primarily with our ATI patent litigation. These increases were partially offset by a $1 million reduction in third party commissions, due to a large sales transaction in the third quarter of fiscal 2007 that did not recur in fiscal 2008. The increase in operating expenses for the first nine months of fiscal 2008 was attributable to an approximately $4 million increase in compensation associated with headcount and salary increases and stock-based compensation, a $4 million increase in legal expenses, which were associated primarily with our ATI patent litigation, approximately $2 million of in-process research and development expenses resulting from our acquisition of certain assets formerly owned by LXNI, a $2 million increase in amortization of intangibles, a $1 million increase in marketing expenses related to marketing efforts to increase revenues, and a $1 million increase in research and development material costs. These increases were offset partially by a $7 million decrease in audit and accounting services fees, an approximately $2 million decrease in occupancy costs, a $2 million decrease in non-recurring engineering expense, and a $2 million increase in credits received from research and development funding arrangements.

Research and Development Expense. Research and development expense for the third quarter and first nine months of fiscal 2008 increased by $2 million, or 16%, and decreased by $1 million, or 2%, respectively, compared with the corresponding periods of fiscal 2007. The increase in expense for the third quarter of fiscal 2008 was attributable to approximately $2 million of research and development expenses resulting from our acquisition of certain assets of LXNI. The decrease in expense for the first nine months of fiscal 2008 was attributable to a $2 million decrease in non-recurring engineering expense and an increase of $2 million in credits received from research and development funding arrangements. These reductions were partially offset by the approximately $2 million of in-process research and development expenses resulting from our acquisition of certain assets formerly owned by LXNI and $1 million in increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2008 increased by $1 million, or 1%, and $2 million, or 1%, respectively, compared with the corresponding periods of fiscal 2007. The increase in expenses for the third quarter of fiscal 2008 was attributable to an approximately $1 million increase in compensation associated with headcount and salary increases, partially offset by lower bonuses and a $1 million increase in legal expenses, which were primarily due to our ATI patent litigation. These increases were offset partially by a $1 million reduction in third party commissions, due to a large sales transaction in the third quarter of fiscal 2007 that did not recur in fiscal 2008. The increase in expense for the first nine months of fiscal 2008 was attributable to an approximately $4 million increase in compensation associated with headcount and salary increases and stock-based compensation, partially offset by lower bonuses, a $4 million increase in legal expenses, due primarily to our ATI patent litigation, a $2 million increase in amortization of intangibles, and a $1 million increase in marketing expenses related to marketing efforts to increase revenues. These increases were offset partially by a $7 million decrease in audit and accounting services fees, and an approximately $2 million decrease in occupancy costs. Included in the third quarter and first nine months of fiscal 2008 were $2 million and $6 million, respectively, associated with the amortization of intangibles compared with $2 million and $4 million, respectively, in the corresponding periods of fiscal 2007.

Other Operating Expenses. Other operating expenses include the costs of our restructuring plans and bankruptcy-related charges, primarily professional fees, incurred subsequent to our emergence from bankruptcy and as a direct result of our Chapter 11 filing.

Other operating expenses for the third quarter and first nine months of fiscal 2008 represent the costs of our restructuring plans of $0.2 million and $0.4 million, respectively. Other operating expenses for the third quarter and first nine months of fiscal 2008 were attributable primarily to an increase in estimated costs due to changes in sublease assumptions for a leased facility that the Predecessor Company vacated under the fiscal 2006 plan.

Other operating expenses for the third quarter and first nine months of fiscal 2007 represent costs of our restructuring plans of $0.2 million and $5.3 million, respectively, and bankruptcy-related charges of $0.2 million and $1.9 million, respectively.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company				Predecessor Company
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007	Sep. 29, 2006
Interest expense	$(3,970)	$(2,836)	$(9,912)	$(5,994)	$(7,688)

Investment gain (loss)	$4,305	$—	$(1,844)	$—	$10,100
Foreign exchange gain (loss)	346	(262)	(761)	(28)	23
Miscellaneous income (expense)	34	(136)	(792)	(80)	526
Interest income	311	572	1,040	1,481	637

Interest and other income (expense), net	$4,996	$174	$(2,357)	$1,373	$11,286

Income from equity investment	$—	$—	$—	$—	$105

Interest Expense. Interest expense in the third quarter of fiscal 2008 increased by $1 million compared to interest expense in the third quarter of fiscal 2007. Our average borrowings were $113 million during the third quarter of fiscal 2008 and $85 million during the third quarter of fiscal 2007. The increase in outstanding borrowings was attributable to two amendments to the 2008 senior secured credit facility that increased the principal amount of the term loan from $85.0 million to $132.5 million. The increase in interest expense was primarily due to the higher average borrowings.

Interest expense in the first nine months of fiscal 2008 decreased by $4 million compared to interest expense in the first nine months of fiscal 2007. The decrease was primarily due to higher loan cost amortization expense on our debtor-in-possession (“DIP”) financing arrangements in the first nine months of fiscal 2007 compared to loan cost amortization expense in the comparable period in 2008. Our average borrowings were $96 million in the first nine months of fiscal 2008 compared to $93 million in the comparable period in 2007. The slight decrease in interest expense in fiscal 2008 compared to fiscal 2007 was due primarily to a higher interest rate on our DIP financing arrangements in place during the first quarter of fiscal 2007.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, foreign exchange gains and losses, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net in the third quarter and first nine months of fiscal 2008 were net income of $5 million and net expense of $2 million, respectively. The net income of $5 million in the third quarter of fiscal 2008 was primarily due to a $4 million gain on the sale of our MUSE investment, foreign exchange gains, and interest income on our cash investments. The net expense of $2 million in the first nine months of fiscal 2008 was primarily due to a $6 million impairment loss on our investment in SGI Japan, foreign exchange losses, bank charges and annual fees on our credit facilities, partially offset by the $4 million gain on the sale of our MUSE investment and interest income on our cash investments. Interest and other income (expense), net in the third quarter and first nine months of fiscal 2007 was net income of

$0.2 million and $13 million, respectively. The net income of $0.2 million in the third quarter of fiscal 2007 was primarily due to higher interest income on higher levels of cash investments partially offset by foreign exchange losses. The net income of $13 million in the first nine months of fiscal 2007 was due primarily to a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan and higher interest income on higher levels of cash investments.

Income from Equity Investment. Income from equity investment represents our share of the results of operations of SGI Japan. In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan, Ltd. As a result of the sale, our ownership interest was reduced to approximately 10%. Due to the decline in our ownership percentage, we began to account for this investment under the cost method of accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, in the third quarter of fiscal 2007.

Reorganization Items, Net

Reorganization items, net represent expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations. Such items consisted of the following (in thousands):

Predecessor Company
Three Months Ended
Sep. 29, 2006
Professional fees	$8,942
Gains on settlements with creditors	(6,343)
Effects of the plan of reorganization and fresh-start accounting	(142,033)
Increase to fresh-start basis of assets and liabilities	(200,963)

$(340,397)

Provision for Income Taxes

The Successor Company’s net provision for income taxes of $7 million for the nine months ended March 28, 2008 arose principally from net income taxes payable in foreign jurisdictions. Of the $7 million of the Successor Company’s net provision for income taxes, $4 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ Predecessor Company net operating loss carryforwards. As required by fresh-start accounting, the recognition of tax benefits through the reduction in the valuation allowance established by the Predecessor Company has been recognized as a reduction of intangible assets. Included in the $7 million is a $2 million additional adjustment to increase tax expense with a corresponding additional reduction of intangible assets relating to the results of operations for the nine months ended June 29, 2007. The Successor Company’s net provision for income taxes of $1 million for the six months ended March 30, 2007 arose principally from net income taxes payable in foreign jurisdictions. The Predecessor Company’s net provision for income taxes of $2 million for the three months ended September 29, 2006 arose principally from net income taxes payable in foreign jurisdictions and withholding taxes paid on the gain from the sale of a portion of equity interest in SGI Japan.

Financial Condition

As discussed in “Results of Operations” above, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of financial condition, the nine months ended March 28, 2008 have been compared to the combined three months ended September 29, 2006 and the six months ended March 30, 2007 as included in our condensed consolidated statements of cash flows.

Cash Balances. At March 28, 2008, our unrestricted cash and cash equivalents and marketable investments totaled $43 million, compared with $70 million at June 29, 2007. At March 28, 2008 and June 29, 2007, we also held $10 million and $7 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities. The decrease in cash and cash equivalents compared with June 29, 2007 was primarily the result of cash used in operating and investing activities during the first nine months of fiscal 2008.

Cash Consumption Trends. Primarily as a result of net operating losses, operating activities used $62 million during the first nine months of fiscal 2008, compared with $58 million during the same period of fiscal 2007. During the first nine months of fiscal 2008, accounts receivable decreased by $1 million compared to a $1 million decrease during the same period of fiscal 2007. The decrease was due primarily to a decrease in billings, partially offset by lower cash collections. Inventory increased by $27 million during the first nine months of fiscal 2008, compared to a $25 million increase in inventory reported in the same period of fiscal 2007. The increase was due primarily to an increase in the number of delivered systems predominantly driven by large system installations that were pending customer performance acceptance at the end of the period and to an increase in manufacturing inventory to support our current production schedule which includes large installations planned in the fourth quarter of fiscal 2008. Accounts payable increased by $8 million in the first nine months of fiscal 2008, primarily due to the timing of inventory receipts and invoices, compared with a decrease of $20 million in the same period of fiscal 2007. During the first nine months of fiscal 2008, accrued compensation increased by $2 million, primarily due to the timing of the payment of payroll, compared with a $7 million increase in accrued compensation in the same period of fiscal 2007. Deferred revenue increased by $51 million in the first nine months of fiscal 2008, primarily due to the timing of revenue recognition on sales transactions, compared with an increase of $49 million in the same period of fiscal 2007. Other assets and liabilities, net, increased by $22 million in the first nine months of fiscal 2008, due primarily to the deferral of recognition of cost of goods sold, compared to a $24 million decrease (primarily other liabilities) in the same period of fiscal 2007. Included in the cash used in operating activities are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $1 million and $9 million in the first nine months of fiscal 2008 and fiscal 2007, respectively.

Investing activities used $10 million in cash during the first nine months of fiscal 2008, compared with providing $33 million during the same period of fiscal 2007. The negative cash flows from investing activities in the first nine months of fiscal 2008 were due primarily to purchases of property and equipment of $8 million and, to a lesser degree, net purchases of restricted investments and purchases of spare parts, partially offset by proceeds from the sale of our equity investment in MUSE. The positive cash flows from investing activities in the first nine months of fiscal 2007 were due primarily to net proceeds from maturities of restricted investments and the sale of a portion of our equity investment in SGI Japan to SGI Japan, Ltd., offset by purchases of property and equipment of $9 million.

Financing activities provided $45 million in cash during the first nine months of fiscal 2008, compared with providing $40 million during the same period of fiscal 2007. During the first nine months of fiscal 2008, we received proceeds of $48 million from our senior secured credit facility. In addition, we borrowed and subsequently repaid $22 million on our line of credit. During the first nine months of fiscal 2007, we received proceeds of $30 million from DIP funding issued while under Chapter 11 bankruptcy protection, $93 million from our exit financing, and $57 million from an offering of our common stock, and repaid debt principal of $138 million.

At March 28, 2008, our principal sources of liquidity included unrestricted cash and marketable investments of $43 million and $20 million of availability under our revolving line of credit. While we are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and global services and accelerating initiatives to lower our costs of operations, we expect to consume cash from operations through at least the first half of fiscal 2009. As a result, we are actively evaluating opportunities to raise additional capital in order to meet the working capital requirements of our future business, related primarily to large sales transactions. We also may choose to raise additional capital for sales and marketing initiatives, research and development, general corporate purposes and to repay indebtedness. Such additional capital may not be available on commercially attractive terms or at all. We experience significant intra-quarter fluctuations in our cash levels, with the result that our cash balances are generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. In addition, in certain circumstances in support of large deals, we are required to purchase inventories several quarters in advance of when we receive the cash. To maintain adequate levels of unrestricted cash within each quarter, we work to establish milestone payment arrangements whenever possible, offer certain customers discounted terms for early payment, hold certain vendor payments until the beginning of the following quarter, and negotiate extended payment terms with certain vendors to support large deals.

Senior Secured Credit Facility. In October 2006, we entered into the Agreement providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc., as agent for the lenders, and a $30 million line of credit from GE.

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

On January 2, 2008, QDRA, an investor in the Company, announced the completion of its spin-off from Quadrangle Group LLC. As part of the separation, QDRA changed its name to Monarch. Monarch holds the investment in the Company’s stock previously held by QDRA. Also, on January 2, 2008, Quadrangle’s position in the term loan was assumed by Monarch.

On February 4, 2008, we entered into a Third Amendment to the Agreement with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Third Amendment increases the principal amount of the term loan from $85 million to $127.5 million. The prepayment premiums for the term loan and revolving credit commitments were increased to 2%. The interest rates on both the term loan and the line of credit remained the same, with floors added for the LIBOR rate of 3.5% and the Alternative Base Rate of 6.25%. A fee of $1.3 million was incurred on the $42.5 million added to the term loan.

On February 14, 2008, we entered into the Fourth Amendment and Limited Waiver and Consent to the Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated, as collateral agent, and the other Credit Parties thereto. The Fourth Amendment increased the principal amount of the term loan from $127.5 million to $132.5 million. A fee of $50 thousand was incurred in connection with the $5 million added to the term loan.

Annual principal payments over the next five years for all amounts borrowed under the term loan are as follows (in millions): fiscal 2008 — $0; fiscal 2009 — $13; fiscal 2010 — $20; fiscal 2011 — $24 and fiscal 2012 — $76.

Shelf Registration Statement. On November 1, 2007, we filed a shelf registration statement on Form S-3 with the SEC to register the sale of an aggregate of up to $100 million of our common stock for sale in one or more primary offerings that we may choose to effect in the future. The registration statement was declared effective on February 14, 2008. The terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus supplement or free-writing prospectus to be filed with the SEC.

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

Contractual Obligations

During the first nine months of fiscal 2008 there was no material change to our contractual obligations, inclusive of rent obligations, previously disclosed in our annual report on Form 10-K filed with the SEC.

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

•

Inventory valuation. We have raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs of goods sold increased by the magnitude of the valuation adjustment as the revalued inventory is sold and recorded as cost of goods sold. We expect the impact of the inventory valuation write-up to unfavorably impact cost of sales through the fourth quarter of fiscal 2008. At March 28, 2008, approximately $0.4 million of the write-up remains to be recognized as cost of sales, all of which is expected to be recognized by the end the first quarter of fiscal 2009.

•

Intangibles. New intangible assets resulted from the adoption of fresh-start accounting. Other intangible assets, net of accumulated amortization, related to fresh-start were approximately $58 million as of March 28, 2008, and approximately $87 million as of September 29, 2006. Subsequent to September 29, 2006, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. We are required to amortize the value of these intangible assets over varying periods ranging from 3 to 17 years, impacting both cost of sales and selling, general and administrative expense.

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

We are in the process of implementing changes to respond to the aforementioned material weakness on an immediate and longer term basis. The immediate responsive action being taken includes the implementation of process improvements related to foreign tax subsidiary reporting, enhancing the training of our tax accounting personnel, and implementing additional procedures appropriate for the internal financial close process as it relates to the tax department. We have begun remediation and expect to continue to implement further improvements throughout the next three months.

Changes in Internal Control over Financial Reporting

Additionally, we are investing in ongoing efforts to continuously improve our internal control over financial reporting and have committed resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

As of the date of this filing, we believe that we have made progress in the implementation of the corrective actions noted above and toward remediation of the material weakness disclosed in Item 9A, “Controls and Procedures,” of our Annual Report of Form 10-K for the fiscal year ended June 29, 2007.

Except for such corrective actions, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect demands on our working capital due to our increased bookings volume, in particular for large sales transactions.

Over the past several quarters we have seen a significant increase in our backlog. In addition, we have recently received orders for and have been awarded a number of significant contracts for large sales transactions. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our liquidity may be compromised, impacting our ability to timely pay our vendors, our cash balance may be significantly reduced in that period and our operating results for that period may suffer.

We may not be able to raise additional capital in the future on commercially attractive terms or at all, which would restrict our growth and impair our ability to operate.

We may need to obtain additional financing to fund our business, make acquisitions that are important to our strategy, or repay amounts outstanding under our financing facility. Financing may be unavailable in amounts or on terms acceptable to us. The failure to obtain any necessary financing, or our inability to obtain such financing on commercially attractive terms, could materially harm our business and the price of our stock. We require the approval of our existing lenders to take on additional debt, and such approval may not be forthcoming. In the event that our cash flows, together with available borrowings, are insufficient to meet our cash requirements, we may be required to reduce planned capital expenditures, sell additional assets, seek other sources of capital or take other cost reduction actions. If we raise funds by incurring further debt, our operations and finances would likely become subject to further restrictions. If we fail to comply with these further restrictions, our creditors may be able to exercise remedies that substantially impair our ability to operate. If we obtain additional funds by selling equity securities or if we issue equity derivative securities in connection with obtaining financing, our existing stockholders may suffer dilution and equity securities we issue may have rights, preferences or privileges senior to our common stock.

We have a history of losses, and we may not become profitable on a quarterly or annual basis. The failure to attain profitability on a sustained basis would harm our business and the value of our common stock.

For many years, we have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. For the first nine months of fiscal 2008, ended March 28, 2008, we recognized an operating loss of $118 million. We expect to incur losses and negative operating cash flows over the next few quarters. Although we are undertaking cost reduction actions in order to reach profitability more quickly, if our revenue does not increase or if we fail to maintain our expenses at an amount less than our revenue, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenue, including unplanned uses of cash, the inability to forecast business activities accurately, further decline in our revenue and slower than expected acceptance of our newer products. In addition, a substantial portion of our service revenue comes from service related to legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our profits would decrease. We are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and global services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. These cost reductions will be designed to improve focus on our core business objectives and key geographic markets. Our business could be adversely affected by the cost reduction initiatives that we may initiate in the coming quarters. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and the value of our common stock.

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

•

variability in our ability to recognize revenue from sales resulting from application of AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, which requires the deferral of revenue under certain circumstances; and

•	the potential impact on our business of the general U.S. economic downturn.

If our stock continues to have extremely low trading volume or our stock price continues to be volatile, stockholders may only be able to resell our shares at a loss or at a price below the most recently-quoted share price.

Our common stock began trading on the Nasdaq Capital Market on October 23, 2006. From October 23, 2006 through April 25, 2008, the price of our common stock has fluctuated between $8.00 and $30.66 per share, with an average daily trading volume of approximately 27,075 shares. Because of our extremely low trading volume, our stock price is very volatile. Also, volatility in our stock price may impact stockholders’ ability to sell their shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

•	new products or services offered by us or our competitors;

•	failure to meet public expectations as to revenue or other financial metrics;

•	actual or unanticipated variations in quarterly operating results;

•

unanticipated actions that could be taken by some or all of our large stockholders, some of which are also our majority lenders, which given our low trading volumes could have an impact on our stock price;

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

Our success depends on growth in bookings for sales of our recently-introduced clustered computing and storage products.

We have changed the focus of our business from the sale of our legacy high-performance servers and visualization systems, which were based on our MIPS RISC processors and IRIX operating systems and associated services, to our core products, which include high-performance clustered computing systems based on the Intel Xeon processors and the Linux operating system, high-performance shared memory computing systems based on the Intel Itanium processor and the Linux operating system, storage solutions, and associated services. We expect revenue from our legacy products and the customer support services for these products to continue to decline. Since the beginning of fiscal 2007, we have introduced Altix ICE, our first clustered computing product designed for the HPC market, expanded our Altix XE family of clustered computing products, and introduced new storage products. Our ability to achieve our overall revenue, gross margin and profitability objectives will depend significantly on the success of our core products, including these newly-introduced products, and associated professional and customer support services. Our limited operating history with these products and in the storage market makes it difficult for us to predict the level of market acceptance and sales of our clustered computing systems and storage products. Our ability to sustain and increase the rate of acceptance and revenue growth of these products depends on numerous factors, including:

•	competition from storage system vendors and suppliers of low-end and mid-range server clusters;

•	the performance of our core products in the field;

•	our ability to attract new customers that value our differentiated product features;

•	the quality and competitiveness of our support and consulting services;

•	the continued availability of dependable, low-cost processors, including Intel’s processor families;

•	our ability to integrate our products into customers’ existing Linux and other operating environments; and

•	continued growth in the demand for the Linux operating system for demanding computing environments.

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

Our business would be adversely affected by any production delay, discontinuance or decreased competitiveness of the processors we use.

Our core products incorporate system architectures designed for specific processors that we obtain from third parties, including Intel. We require the assistance of processor suppliers in connection with our technical development activities, and we rely on the continued development of their products so that they remain competitive in terms of performance and cost. As a result, our business depends on the continued availability, reliability and competitiveness of the processors that we use and would be severely harmed by production delays or discontinuance of these processor families. It is also important to our competitive position that our chosen processors be competitive in quality and performance as well as price. Any increase in the cost of the processors that we use in our products could make our products less competitive or lower our margins. Processor technology changes rapidly, and in order to be competitive we must keep pace with those changes. Shortages in processor supply and delays in new product introductions or product improvements could result in significant, widespread delays in the shipment of our systems, which would severely harm our operating results and stock price. Although we have taken steps with the introduction of new products to mitigate our dependence on a single processor, the transition will take some time, and the mitigation will be expensive and time-consuming.

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

Our future growth depends on our successful development and introduction of new products and enhancements to existing products in order to meet customer needs and to address the rapidly-changing competitive landscapes in the markets in which we compete. We have recently introduced new products in the clustered computing and storage markets, including our recently introduced visualization products and our Industrial Strength Linux Environment initiative and we continue to spend significant resources on research and development in an effort to develop and introduce new hardware and software products, software enhancements and upgrades. The introduction of new clustered computing and storage products requires close collaboration among, and continued development of new technology by, multiple hardware and software design teams, internal manufacturing teams, outside suppliers of key components such as semiconductors, and contract manufacturers. The failure to collaborate and develop new technology effectively could cause our products under development to fail to meet specifications or to miss the timetables that we establish.

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

Robert “Bo” Ewald joined us as our Chief Executive Officer in April 2007. Various other key employees and executive officers have joined us in the last year, including Douglas Britt, Senior Vice President of Worldwide Sales, Shahin Khan, Vice President of Strategy and Development, and Irene Qualters, Senior Vice President of Software Engineering. These key personnel have limited experience with us and with each other, and they may be unable to work together to manage our business effectively or to generate positive operating results.

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

Our current financing facility, as amended, provides up to $152.5 million of financing, consisting of a $132.5 million term loan that matures in October 2011 and a $20 million revolving line of credit. Monarch and Watershed, the two largest holders of our common stock, are the two largest lenders under the facility. Under the terms of this facility, we are required to comply with certain covenants, including maximum levels of capital expenditures and, beginning in calendar 2009, maximum leverage ratio, minimum levels of EBITDA and minimum levels of cash and cash availability. We may be unable to remain in compliance with these covenants, and noncompliance could lead to a default under the terms of the facility. In the event that we default, the facility could be terminated and our obligation to repay the indebtedness could be accelerated, which would seriously harm our financial condition and operating results and could adversely impact our ability to obtain replacement financing.

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

We generate a significant portion of our revenue from sales shipped to customer locations outside the United States, with international revenue representing 41.3%, 44.9% and 45.5% of our total revenue in fiscal 2005, 2006 and 2007, respectively. As a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business may cause damage or disruption to commerce by creating economic and political uncertainties. These events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our operating expenses, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to:

•	currency fluctuations;

•	changes in a country’s economic and labor conditions;

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	changes in tax laws;

•	changes in employment law;

•	changes in the regulatory or legal environment;

•	fluctuations in transportation costs;

•	natural and medical disasters; and

•	trade sanctions and protection measures.

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

Monarch and Watershed, and their affiliates, beneficially own, in the aggregate, approximately 40% of our outstanding common stock. As a result, these stockholders are able to exercise influence over all matters requiring stockholder approval, including the election of directors and the approval of corporate transactions, such as a merger or other sale of our company or its assets. Monarch and Watershed are represented on our board of directors, and their affiliates also hold a majority of our indebtedness under our financing facility. In these capacities, these entities have the ability to exert significant control over us and our operations and may have a risk tolerance that differs from that of stockholders generally.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of April 25, 2008, we had 11,582,057 outstanding shares of common stock, all of which are eligible for resale on the Nasdaq Capital Market. Shares held by Monarch, Watershed and Symphony Asset Management LLC and their affiliated entities, which totaled 5,632,194, currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act, unless they are sold pursuant to a registration statement providing for the public resale of shares of common stock held by such holders. Pursuant to our Registration Rights Agreement with Monarch, Watershed and certain other investors, we must, within 21 days after receipt of a written request from certain of these holders, prepare and file with the SEC a registration statement on Form S-3 providing for the public resale of shares of common stock held by such holders.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as modified, dated September 15, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2006)

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 27, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2006)

2.3	Bill of Sale, made as of February 14, 2008, by Silicon Graphics, Inc. and LB I Group, Inc., as collateral agent for certain secured parties, and for certain limited purposes, Oak Investment Partners XI, Limited Partnership; LB I Group, Inc.; Wasach Partners II, LLC; Wasach Venture Fund III, LLC; Dallin Bagley and Bryce Panzer (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

3.3	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 21, 2007)

4.1	Amended and Restated Certificate of Incorporation of the Registrant (reference is made to Exhibit 3.1)

4.2	Bylaws and Amendment to the Bylaws of the Registrant (reference is made to Exhibits 3.2 and 3.3)

4.3	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.3 of the registrant’s Form S-3 filed on November 1, 2007)

4.4	Registration Rights Agreement, dated October 17, 2006, by and among Silicon Graphics, Inc. and certain stockholders of Silicon Graphics, Inc. , including Watershed Capital Partners, L.P., Watershed Capital Institutional Partners, L.P., Watershed Capital Partners (Offshore), Ltd., QDRF Master Ltd., Quadrangle Debt Recovery Income Fund Master Ltd., Quadrangle Debt Opportunities Fund Master Ltd., and Encore Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 20, 2006)

4.5	First Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006)

4.6	Second Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 16, 2006)

4.7	Amendment No. 1 to the Registration Rights Agreement, effective February 14, 2008, by and among Silicon Graphics, Inc. and certain Investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2008)

4.8	Amended and Restated Registration Rights Agreement, dated as of March 26, 2008, by and between Silicon Graphics, Inc., and certain holders of Registrable Common Stock as defined in the Agreement. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 26, 2008)

10.41	Stock Purchase Agreement, made as of February 14, 2008, by and between Silicon Graphics, Inc. and Oak Investment Partners XI, Limited Partnership; LB I Group, Inc.; Wasach Partners II, LLC; Wasach Venture Fund III, LLC; Dallin Bagley and Bryce Panzer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2008)

10.42	Fourth Amendment and Limited Waiver and Consent to the Senior Secured Credit Agreement, dated as of February 14, 2008, by and among Silicon Graphics, Inc. with certain of its subsidiaries and the Lenders, Administrative Agent, Revolving Agent and Collateral Agent, as defined in the Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert H. Ewald and Kathy Lanterman

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2008	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)