Form 10-K
period 2008-06-27
SILICON GRAPHICS INC
filed 2008-09-22
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 27, 2008.

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this report.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter— $130,062,148 (As of December 28, 2007)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of August 29, 2008, the registrant had 11,595,245 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SILICON GRAPHICS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED JUNE 27, 2008

i

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, those concerning the following:

•	increased demands on our working capital due to our increased bookings volume, in particular for large sales transactions;

•	our ability to raise additional capital in the future on commercially attractive terms or at all, which would restrict our growth and impair our ability to operate;

•

our possible inability to attain profitability on a quarterly, annual or sustained basis and risks related to the impact on our business of cost reduction initiatives to be effected in the coming quarters to bring costs more in line with current revenues;

•	the extremely low trading volume of our stock and its price volatility resulting in stockholders only being able to sell shares at a loss or a price below the most recently quoted share price, and

•	our operating results continue to fluctuate significantly making them difficult to predict and set expectations, which, if results fall below expectations, can result in a decline in our stock price.

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

PART I

ITEM 1. BUSINESS

General

Silicon Graphics, Inc., is a leader in high performance computing (“HPC”) and data management. We sell solutions that consist of a combination of our shared memory servers, clustered computing servers, data storage products and visualization systems integrated with a choice of software, customer support services and professional services. As a leading developer of enterprise-class, high-performance features for the Linux® operating system, we provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace, automotive, general manufacturing, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives, managing video content archives, and gaining business intelligence through data-mining. Our services educate our customers and facilitate rapid installation and implementation of our products thereby optimizing their use and productivity.

During fiscal 2008, we filled key leadership positions in Sales, Corporate Strategy, Software, and Human Resources, shipped our first SGI® Altix® ICE clustered computing systems, launched our SGI InfiniteStorage NEXIS network-attached storage (NAS) family, announced a new generation of visualization products, defined and invested in our Industrial Strength Linux Environment (“ISLE”) initiative, reorganized our sales and marketing organizations into a vertical focus, developed important sales and marketing relationships to broaden our market reach, and implemented new services initiatives. To help accelerate our ISLE™ efforts, we acquired software, patents, and technology formerly owned by Linux Networx, Inc., in the areas of cluster design, power and cooling and overall cluster optimization in February 2008.

Business Strategy

For more than 25 years, our products and services have enabled discovery, innovation and information transformation for scientists, engineers and creative professionals who benefit from systems engineered to meet their specific needs. With our technology and market knowledge we are able to deliver products that have performance and ease-of-use features that enable our customers to achieve their goals more quickly. Our unique shared-memory architecture, our advanced cluster computing capabilities, our Linux software strength, our visualization and data management software, and the manageability of our server, visualization and storage product lines enable customers with large volumes of data to access, analyze, transform, and visualize their data to improve their decision-making and overall competitive advantage. Our objective is to advance our leadership in HPC and data management while we substantially increase our market share. We believe that our ability to achieve this objective is based on the following competitive advantages:

•

Advanced cluster computing system capabilities. Our high-end cluster computing series, the SGI Altix ICE, was designed for scalability, with features that increase system density, energy efficiency and reliability, as well as improve performance and price/performance ratio. SGI Altix ICE includes innovative features which reduce the number of failure points in the system and enhance its performance and usability, such as integrated switches, high-performance interconnects, compact blade design, cable-free blade enclosures, hierarchical system management and an HPC-optimized software stack.

•

Shared memory computing system architecture providing fast data transfer within the system. We have designed the architecture for our shared memory computing systems for efficient data movement, uniting many industry-standard processors and large amounts of physical memory into a tightly integrated computing system. Our shared memory architecture is a cache coherent Non-Uniform Memory Access architecture that we call NUMAflex®. Cache coherent refers to the ability to maintain a mutually consistent view of data among multiple processors collaborating to perform computations on that data. A key component of NUMAflex is the design of our node controller (“hub”) and interconnect (“router”) chips, which move data between processors up to hundreds of times faster than other providers’ HPC systems, while maintaining that consistent view of the data for the processors.

•

Highly scalable, balanced shared memory system architecture. As end users add processors, memory or input/output (I/O) components to our shared memory systems, these systems continue to deliver low latency and high bandwidth performance, and no single component creates a bottleneck for overall system performance. We believe a balanced system design results in higher application performance and greater system utilization by end users.

•

Seamless implementation of multi-core processor roadmap. Widely-used processors today have up to four cores per processor. We expect the number of cores per processor to increase to 32 and beyond as the computing industry seeks to increase computing speed and as power loss and heat generation constrain further advances in processors with single or few cores. Longer term, unless there are major breakthroughs in controlling power loss and heat generation, we expect the number of cores in processors to continue to increase. We believe our extensive experience in scalable shared memory SSI architectures with many processors is directly applicable to designing high performance systems with processors that contain increasing numbers of cores.

•

Leadership in contribution to the open source community to improve HPC performance. We have been a pioneer and a leader in developing software and introducing extensions to the Linux operating system for HPC. We have been and continue to be one of the largest contributors to the Linux open source kernel. Our current focus is scalable performance and resilience for both data movement and computation. When introducing enhancements to Linux, we work with the open source community so that these improvements will become part of the standard Linux distribution, thus ensuring compatibility for existing customer and independent software vendor, or ISV applications.

•

Differentiated software that increases performance and ease of system administration in the Linux environment. With our ISLE initiative and ensuing software suite we address the challenges of system administration, workflow management, application performance, and ease of use in Linux hybrid computing environments by establishing a well integrated suite of software to meet the needs of their administrators, end users and developers. We believe ISLE will offer differentiated value and will be an important part of customers’ purchasing decisions. It is a service-oriented architecture (“SOA”) that provides a framework and interfaces for combining third party, vendor and/or open system software applications into a coherent, easy to manage environment. In addition, SGI ProPack™, a software suite for Linux that we offer for differentiated value over our competitors in a standard Linux environment, includes tools to improve application performance, the software development environment and administration of our core server products. We also offer differentiated Linux-based storage management tools that allow for optimal access, data management and control for up to petabytes of data. The SGI ProPack suite and our storage management tools underpin our ISLE suite.

•

Use of industry standard components and software to achieve lower costs. We use open source software and industry-standard components, such as premium dynamic random access memory chips, or DRAMs, and processors from the Intel® Itanium® and Xeon® processor families, as core elements of our products. We add our own technology in areas that deliver additional value to end users through differentiated features and performance. Incorporating open source software and industry-standard components enables us to offer systems to our customers that cost less than if each component of our systems were created specifically for our systems. In our storage product line, we incorporate “best-in-class” subsystems, including disk arrays and controllers from third party suppliers.

•

Close engagement with customers and deep domain expertise. We help our end users select, configure, install and use our systems so that their purchases are tailored to their needs. To do this, we develop knowledge of their environments and their computing or workflow requirements. Our sales teams consist of highly qualified systems engineers and technically-oriented account managers who are able to define the computing solution that best fits the customer application requirements and facility constraints. Our engineers and executives meet regularly with the SGI User Group™, an independent group whose membership includes leading-edge users of our systems. We believe that our close interaction with leaders of the computing world and many of our most technologically advanced customers in our significant vertical markets is critical to our success and has major influence on our architectural approach and our product roadmap.

•

Benchmarking services and developer programs to improve application performance. Through our global benchmarking center and our solutions center, we utilize a full range of our hardware and software, integrated in a wide variety of configurations, for application testing, benchmarking and performance tuning of end users and third-party applications. At these centers, our personnel work with end users to build and optimize large-scale computing systems, conduct proof-of-concept testing and simulate end-user environments. In addition, our global developer program provides independent software vendors, systems integrators and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.

•

Business practices to accelerate installation and startup of our systems. We install large systems quickly and have them deployed and running much sooner than is typical of our competition. We design our systems for ease of installation and minimal number of failure points. We fully assemble and test our computing systems in our manufacturing facility before they are delivered to the customer, in contrast to many of our cluster computing system competitors, who do not assemble the systems for final test until after they are delivered to the customer.

Our objective is to advance our leadership in HPC and data management while we substantially increase our market share. The competitive advantages detailed above form the foundation of our strategy to achieve this objective. Key elements of our strategy include:

•

Leverage our competitive advantages to gain market share in our existing and new markets. As data management and HPC needs expand, we believe our competitive advantages are becoming more relevant to larger portions of our target markets, not only for traditional HPC applications, but also for high-performance data management applications such as business intelligence gathered through data mining and data warehousing. To take full advantage of this market opportunity, we have added a broad range of cluster computing systems and visualization products. We are expanding our marketing activities in our traditional government, industrial and research vertical markets and in new high-performance database and Linux cluster market segments. We have reorganized our sales organization to have a vertical market focus. In addition, we are seeking to establish or expand co-marketing relationships with major software and systems integrators and value-added resellers.

•

Continue the migration toward integrated solutions, including core hardware platforms, software and professional service components, that are configured for each customer’s specific needs. We seek to capitalize on our expertise in many HPC application domains by providing our end users with fully integrated and customized solutions, which are configured to serve their critical business requirements, including solving their most demanding problems. At the core of our solutions are our shared memory and cluster computing system servers, our storage systems and our recently introduced visualization products. We surround these core hardware platforms with the Linux operating system, enhanced by our differentiated suite of software, creating a robust, high performance and stable environment. We complete the solution by including customer support and professional service components so that our end users are operational in as short a time as possible. We seek to lower our end users’ total cost of ownership by providing fast installation and startup, superior system reliability, availability and serviceability, energy-efficient power and cooling and high systems density to accommodate end users’ limitations on power and floor space. We believe our solutions offer our customers the best price/performance value as well as the best sustained performance.

•

Build on our superior customer support and expand our professional services. We believe that the quality of our customer support and professional services is a key differentiator and determinant in our customers’ purchasing decisions. We believe these services, which enable our end users to maximize the value from their HPC, storage, and visualization investments, create significant customer loyalty. In fiscal 2008 we began offering Support Solutions Plus, expanding our support of third party products. We believe our new visualization products coupled with our ISLE initiative will generate significant professional services opportunities.

•

Advance the Linux computing environment for HPC through improved performance and reduced complexity. Through our ISLE initiative, we are committed to delivering a robust Linux environment for hybrid computing installations that provides enterprise-class users with ease of administration, high performance and reliability. We believe that ISLE will be a key differentiator for us and will be an important part of customers’ purchasing decisions. With ISLE, we will combine our own differentiated software with open source and third-party software to create an open, yet well-integrated, suite of software, tools and utilities.

•

Maintain technological leadership in our core platforms of HPC, storage and visualization systems through continued innovation. We focus our research and development efforts where we believe differentiation from a standard component, product or technology holds the highest potential for increasing our market share. These include: shared memory computing system architecture; integrated system design optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to exploit the differentiated features of our computing platforms; and storage software to enable better performance, scalability and ease of management of large amounts of data.

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

Our Product revenue is compromised of sales of our core systems and our legacy systems, as well as sales of a variety of software products that increase the efficiency, performance, and manageability of the systems or software applications for visualization and storage management. Our core systems consist of servers, storage and visualization systems based on the Intel Itanium or Intel Xeon processors, industry standard graphics processors, and the Linux or Microsoft® Windows® operating systems. Our core systems include our server products sold under the SGI Altix brand name, our storage systems sold under the SGI InfiniteStorage brand name, and our recently introduced visualization systems sold under the Virtu™ brand name. Our legacy systems consist of high-performance servers and visualization systems based on MIPS® RISC processors and the IRIX® operating system. Our legacy systems include the SGI Origin® family of high-performance servers, the Silicon Graphics® Tezro® and Silicon Graphics Fuel® workstations and the Silicon Graphics Onyx® family of graphics systems. Our legacy systems also include the remarketed versions of the MIPS and IRIX based workstations, graphics systems and high-performance servers as well as remarketed versions of our storage solutions.

Our Global Services revenue is comprised of sales from two types of services: customer support services and professional services. Our global services organization supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our customer support organization provides ongoing maintenance and technical support for our products and some third party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, project management, managed services, customer education, and third-party products needed to complete customer installations. We derive the majority of our professional services revenue from third-party product sales, which we provide and integrate into customer environments.

In fiscal 2008 and 2007, Products represented approximately 48% and 56%, respectively, of total net revenues. In fiscal 2008 and 2007, Global Services represented approximately 52% and 44%, respectively, of total net revenues. A table providing external revenue for similar classes of products and services and for our reportable segments is found in Note 18 to the Consolidated Financial Statements in Item 8.

Products

We provide a broad line of products designed to address the demands of HPC and data management applications. These products allow our customers to run data-intensive applications rapidly and to store and visualize their data. Our core products are our HPC computing systems, storage products and visualization systems based on the Intel Itanium or Xeon processors and the Linux or Windows operating system. Our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks. Our legacy systems are our HPC servers, storage products and visualization systems based on our MIPS processors and IRIX operating system.

Core Systems

Our products predominantly utilize a software environment that is based on the industry-standard Linux operating system and comprehensive data management tools, as well as open source software and our own execution, development and administrative tools and utilities. We believe that our integrated software environment and the features of our architecture and hardware differentiate our product offerings in performance and ease of use. Our products can be customized to meet end-user requirements and were developed to permit easy hardware and software installation, both to add capacity and to take advantage of future technology advances.

We design our product for performance, quick deployment, efficient operation, high system availability and easy serviceability. Our servers incorporate premium quality components, selected for superior functionality and reliability. In addition, we design our systems to minimize the number and complexity of interconnects for power and data transfer in order to improve reliability, speed of implementation and serviceability.

Core Server Products. Our server products provide users with computing and visualization functionality and can provide the control function in a storage network. They are based primarily on the Linux operating system and the Intel Itanium or Xeon processor families. We also offer the Microsoft CCS operating system on our SGI Altix XE servers.

Our server products are sold under the SGI Altix brand name. In 2003, we introduced the first product in our SGI Altix line, which was our first system to use the Linux operating system combined with processors from Intel. Our high-end servers are the Itanium-based SGI Altix 4700, a shared memory single system image (“SSI”) system that we introduced in February 2006, and our SGI Altix

ICE, a cluster computing system based on the Intel Xeon processor, which first shipped in August 2007. Our mid-range servers are our Itanium-based SGI Altix 450, a shared memory SSI system introduced in June 2006, and our Xeon-based SGI Altix XE, our entry into the cluster computing server market segment, which we introduced in July 2006. Our product strategy includes developing server products that increase end user productivity by combining the benefits of both cluster computing and shared memory architectures in a single hybrid server system.

Our high-end server products can include our water-cooled door technology to reduce heat load substantially in customers’ facilities by extracting heat directly from the individual server racks. This technology is one of several components of our high-end server products designed to improve energy efficiency.

Linux Operating Environment. We believe our extensive experience with the Linux operating system and related tools has allowed us to develop software tools and utilities that reduce complexity and increase productivity and performance. We integrate differentiated software tools and utilities with the open source standard Linux operating system typically provided by RedHat or Novell. Our SGI ProPack software suite includes memory management/placement, cross partition allocation, linkless Flexible File I/O, SGI Performance Co-Pilot™ system monitoring tool, parallel application development libraries, a transparent I/O accelerator module, and SGI Tempo, a multi-tier cluster system management tool. These SGI ProPack tools and utilities are intended to increase processing and data I/O speeds using a variety of queuing, buffering, addressing and segmentation techniques. We believe our approach to providing an optimized Linux environment allows our end users to take advantage of the performance and cost efficiencies provided by leading-edge standard hardware components in a shared memory, cluster, or hybrid system.

We are creating an ISLE product for our customers which we believe will allow greater end-user productivity, better software development capability, easier system management and administration for environments which contain a mix of shared memory, cluster, and storage systems. ISLE will combine our differentiated software with software available in the open source to establish a well integrated suite of Linux software and tools to meet the needs of the end user, administrator, and developer. We believe ISLE will allow these groups to obtain increased value from their systems.

Shared Memory Server Series. We offer two lines of shared memory servers, our high-end SGI Altix 4700 and our mid-range SGI Altix 450. These servers feature Intel Itanium processors, the Linux operating system and our NUMAflex shared memory architecture. Our NUMAflex architecture is a cache coherent non-uniform memory access architecture. Our shared memory products are designed to enable customers to configure systems to address their computing requirements while maintaining flexibility as their needs change over time. End users may require different levels of processing power, memory and I/O. We allow customers to scale each of those dimensions independently and invest only in the capabilities they require. We believe our NUMAflex architecture and our interconnect technology called NUMAlink™ provide a balanced design, meaning that a performance bottleneck is not created in one of the dimensions when the level of another dimension is increased. We believe we are unique in our ability to scale in each of those three dimensions independently.

SGI Altix 4700. We believe SGI Altix 4700 is the most scalable system in the industry, running up to 1024 Itanium processors in a single operating system image. End users have further expanded SGI Altix systems by incorporating additional NUMAlink interconnect technology or industry-standard networking interconnects to create computers of up to 10,240 processors that are among the most powerful in the world today. These systems have a globally addressable memory range up to 128 terabytes and we have customers today with installations with 13 terabytes of memory. The SGI Altix 4700 incorporates an advanced packaging design to minimize floor space and offers both air and water cooling options.

SGI Altix 450. The SGI Altix 450 combines our NUMAflex architecture with mid-range pricing and packaging to deliver a scalable solution for smaller deployments. SGI Altix 450 systems can scale up to 76 Itanium 2 processors in a single system. These systems have a globally addressable memory range of up to 608 gigabytes.

Cluster Computing Series. We offer Xeon-based servers for cluster computing, our mid-range SGI Altix XE and our high-end SGI Altix ICE. These predominantly run the Linux operating system and are targeted at customers seeking a scalable cluster computing solution. We designed these servers for energy efficiency and price/performance benefits. The SGI Altix XE is our value-priced offering and is designed to be a highly reliable cluster system for best bottom line total cost of ownership. The SGI Altix ICE is our cluster offering for high-end customers that seek the price/performance benefits typically seen with traditional clusters but require a highly scalable, performance system.

SGI Altix XE. We designed the SGI Altix XE system to serve the needs of end users who do not require the high-end functionality of the SGI Altix ICE system by combining Intel Xeon processors with systems designed for performance and energy efficiency. SGI Altix XE offers value-priced capacity with its competitive price and price/performance ratio. SGI Altix XE servers establish a cluster computing system using industry-standard interconnects. We offer integrated clusters of up to 288 nodes using Infiniband interconnect technology. In addition to being able to run either RedHat or Novell’s SUSE Linux, SGI Altix XE systems can run both Microsoft Windows and Microsoft CCS operating systems.

SGI Altix ICE. SGI Altix ICE is an integrated blade platform that combines the advanced packaging, power and cooling technology, ease-of-use and high performance system benefits of the SGI Altix 4700 with the competitive price and price/performance benefits of the SGI Altix XE. SGI Altix ICE is designed for scalability, offering high performance, reliability and energy and space efficiency for cluster workloads. We believe that by tightly integrating the blades, switches, storage and interconnects, the system is easier to build and manage. Design features such as cable-free blade enclosures, diskless compute blades, water cooling and a single step transformer decrease failure points, reduce the floor space requirement, improve heat dissipation and reduce energy costs. SGI Altix ICE is available in a single-rack configuration of as few as two nodes and can be scaled to an integrated solution of 1,920 nodes.

Core Storage Products. We offer a diverse line of storage products, branded as SGI InfiniteStorage, designed specifically for HPC environments that are experiencing significant growth in the amount, complexity and expense of data required to be stored, accessed, protected and managed. The SGI InfiniteStorage line includes disk systems, ranging from entry-level disk arrays to complex storage systems, in either direct- or fabric-attached configurations, primarily from LSI and DataDirect Networks. These products combine third-party storage subsystems, such as disk arrays and controllers, that we consider to be “best of breed” with one or more of the differentiated software products described below to deliver to our end users scalable, high performance data management solutions. Customers choose the software and hardware elements required to achieve their particular objectives for data access, management and retention.

Storage Software. The software in our SGI InfiniteStorage products includes tools that enhance our end users’ ability to store, manage and share data for file sharing, hierarchical storage management, backup and recovery.

SGI InfiniteStorage Shared Filesystem CXFS™ (CXFS). CXFS is a shared file system that provides data sharing, enhanced workflow and reduced costs in data-intensive environments by allowing each system on a network to see all data on that network as though it belonged only to that system. CXFS can support multiple operating systems and platforms to enhance productively in a heterogeneous storage environment. CXFS provides support for very large files, up to nine million terabytes, and very large file systems, up to 18 million terabytes. It offers fast data sharing without network mounts or data copies and distributed buffering techniques that provide leading-edge performance. CXFS also includes features for automatic failure detection and recovery.

SGI InfiniteStorage Data Migration Facility (DMF). DMF is a virtualized data management application that migrates files transparently from online storage to near-line storage based on user-defined criteria such as last access and date created, group or owner. This means that the most critical data can reside on higher-performance and more expensive storage media, while less critical data are migrated automatically to less expensive storage media. This approach can improve storage utilization, save on capital investment, reduce operating costs and scale for use in very large systems.

Storage Architectures. Our storage hardware products are designed to address the performance and capacity needs of our end users. Customers choose from one of three basic storage architectures when planning a storage deployment: direct attached storage (“DAS”), network attached storage (“NAS”), and storage area network (“SAN”). In general, DAS is used for the simplest storage deployments where consolidation of storage resources and data sharing are not required. NAS offers intermediate levels of storage consolidation and data sharing and is used for deployments where extremely fast data sharing is not required. SAN offers the highest degree of storage resource consolidation and is used in more complex environments to allow multiple servers to share storage resources. The combination of a SAN and a shared file system can provide the highest performance for a shared data access system. We offer a variety of standard storage interfaces and drive types, including Fibre Channel, Serial Attached SCSI, or SAS, and Serial Advanced Technology Attachment, or SATA, and we determine which standard to incorporate into a system based on the performance, cost and capacity requirements of the end user.

SGI InfiniteStorage SAN. SGI InfiniteStorage SAN products offer shared access to high-performance SAN-based storage supporting heterogeneous clients using Linux, Windows and many UNIX® variants. These products integrate our CXFS shared file system with disk arrays and industry-standard SAN infrastructure to offer the speed of DAS, the data consolidation and aggregation benefits of a traditional SAN and the heterogeneous environment capabilities of NAS. In addition, with CXFS, SGI InfiniteStorage SAN products allow end users to provide concurrent access to a shared pool of data by multiple users. This avoids the need for data replication, which is an inefficient use of available storage resources.

SGI InfiniteStorage NEXIS NAS. The SGI InfiniteStorage NEXIS NAS line includes NAS appliances from entry-point configurations for smaller applications to large NAS configurations capable of serving large HPC systems and clusters. SGI InfiniteStorage NEXIS NAS provides for file management through a single interface, allowing system administrators to deploy their NAS systems quickly. The SGI InfiniteStorage NEXIS NAS products’ intuitive graphical user interface enables users to view utilization and track performance bottlenecks down to a specific machine.

SGI InfiniteStorage DAS. SGI InfiniteStorage DAS products are storage systems incorporating commodity disks, performance-oriented arrays based on SAS and Fibre Channel drive technologies, streaming high-capacity storage arrays based on SATA drive technology and tape systems for near-line and long-term archival purposes. We incorporate DMF into these systems to facilitate virtualized data management by migrating files transparently between different storage types based on the needs of the end user.

Core Visualization Products.

SGI visualization products empower users to interact with complex data, digital media and other information in a highly intuitive and contextual manner. By delivering information to users in a highly understandable and intuitive way, these products enable faster time to decisions across markets ranging from defense-oriented command and control environments to commercially-oriented product design, impact analysis, and business intelligence.

SGI visualization products, branded as SGI Virtu, are powered by best of breed technologies proven in the world’s most mission critical environments for over two decades. We package these technologies to create solutions to meet the specific needs of our markets including defense intelligence and national security, manufacturing, biotechnology, energy, digital media, consumer-oriented entertainment and internet providers. Our visualization solutions include software-based offerings, graphics server and workstation platforms, and fully integrated or customized options delivered by our Professional Services organization.

SGI Virtu VN. The SGI Virtu VN graphics solution services end users who need graphics functionality closely coupled with their compute functionality for Performance Visualization in HPC and commercial business applications. The Virtu VN graphics server incorporates the latest Intel and NVIDIA technology to power challenging visualization and graphics needs. The SGI Virtu VN is tightly integrated and tested with SGI Altix XE, SGI Altix ICE, and our InfiniteStorage solutions to provide integrated compute and graphics solutions for our customers.

SGI Virtu Anywhere—Remote Visualization. SGI Virtu Anywhere is a software-based solution that enables users to analyze models in a centralized environment and view their simulations remotely. Results can be viewed locally or delivered to any geographic location and virtually any device. For projects with users in multiple locations, users can visualize the same results from different locations as well as the impact of changes on the results in real-time. Users have access to compute power that can process large datasets with increased accuracy, while teams can view and manipulate models in real time. SGI Virtu Anywhere capabilities are offered on our Virtu line of graphics products as well as third party compute and graphics solutions. The solutions are designed and delivered by our Professional Services organization with assistance from our third party partners.

Legacy Systems

We continue to offer servers and visualization systems based on MIPS processors and the IRIX operating system and associated storage products, although we no longer market them actively to new customers. We offer newly manufactured legacy products and two lines of remarketed products: remanufactured products, which we manufacture with a combination of used and new components; and recertified products, which are only tested not remanufactured. Our legacy systems’ products benefit our customers by extending the life of their existing computing environment. These products are particularly useful for end users, such as end users involved in government programs, whose systems have very long usage cycles. It can provide a significant benefit for customers that would incur high costs in connection with upgrading or replacing existing systems. These products also enable us to reuse, rather than dispose of, products that have been previously shipped to customers.

Global Services

The quality and reliability of our products and our understanding of our customers’ technical and business challenges are critical to our success and a key element of the value we deliver. Our global services organization includes our customer support and our professional services organizations. Our customer support organization provides ongoing maintenance and technical support, including contracted maintenance services, hardware installation and removal services, time and materials-based services and spare parts. Our professional services organization provides technology consulting, customer education and third-party products required to complete customer installations. We derive the majority of our professional services revenue from third-party product sales, which we provide and integrate into customer environments.

Customer Support

Our customer support personnel, with an average over 15 years of experience, have deep domain expertise and are located in 28 different countries. The countries with the largest number of customer support personnel are the United States, the United Kingdom, Germany, France, Australia and China. Approximately 60% of our customer support personnel are employed as service support engineers. We offer customer support on a contract or time and materials basis. In addition, customers may also purchase spare parts.

We provide customer support under maintenance contracts, or service agreements, that provide for service beyond our standard warranty. Our customers typically renew their service agreements after the end of the contract period, sometimes for periods of up to ten years or longer. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. We have recently launched the Support Solutions Plus™ program, which leverages our high quality service personnel and strong customer relationships to offer multi-vendor support as a standard service offering.

Customers may purchase customer support programs that include various levels of support and response time. We offer support programs with priority response, remote electronic monitoring to help prevent system downtime and optional enhancements such as on-site support resources. Our priority response service offerings range from telephone and on-site support during standard business hours to 24/7 support with two-hour, on-site hardware response and a six-hour system restoration commitment with a dedicated technical account manager coordinating spare parts support.

In addition to the support services mentioned above, we offer a suite of standardized deployment, implementation and system management services designed to improve customer productivity and minimize network downtime associated with system implementation. Deployment services typically include the installation or relocation of multiple systems and supported peripherals and the integration of a new system into a customer’s computing environment, along with associated system and network connectivity testing. We render deployment services pursuant to service agreements typically entered into in connection with a product purchase, with engagements taking anywhere from one day to several weeks to complete.

Professional Services

Our professional services personnel assist customers in selecting the right solution, implementing it quickly and managing it efficiently. Our customers rely on these solutions to conduct research, utilize and leverage unstructured information, solve complex problems, and manage multi-vendor infrastructures. Getting the best from technology requires a certain level of expertise, often outside a customer’s core competencies. We believe the extensive computing and industry knowledge of our professional services personnel differentiates our professional services offerings. Revenue from professional services engagements typically include a significant amount of third-party products, which our professional services personnel install in conjunction with SGI products. Our professional services personnel also provide ongoing consulting and customer education. Our professional services personnel are located in 11 of our largest geographic locations, giving us global reach in response to customer needs.

We offer a broad range of courses for system and network administrators, system maintainers and software developers. With several of our key vendors and partners, including LSI, Novell and Oracle®, we offer classroom and lab-based courses in Linux administration, storage administration, software development and hardware maintenance in four United States locations. We offer courses on a per-class basis and invoice for them upon course delivery. Customers may also purchase customer education credits to be delivered over a pre-defined period of time, typically 12 months.

Our consulting services cover customer- and project-specific systems design, integration, configuration, data migration, tuning and optimization and on-site administration all of which are intended to help customers improve the efficiency and utility of their systems. We provide consulting services on a project-by-project basis, with projects taking anywhere from a few days to more than a year, depending on the customer’s project timeline and complexity. Our dedicated project teams generally include systems architects, engineers, project managers and industry analysts, including experts in hybrid computing environments, cluster computing systems, centralized network storage integration and software optimization and UNIX-to-Linux conversion. Our professional services personnel have expertise in a broad range of industries and applications, enabling us to address all aspects of typical HPC, visualization and storage system deployment.

Sales and Distribution

We sell our systems primarily through our direct sales force and, to a lesser extent, through market segment distributors, including system integrators, value-added resellers, master distributors, OEMs and channel partners. Our sales teams consist of sales representative and systems engineers, who are supported by channel and professional services personnel. Our professional services and engineering personnel collaborate with our sales teams in all stages of the sales and integration process, including developing proposals that address the technical requirements of our customers, performing proofs of concept and benchmarking system performance.

We currently have direct sales personnel in 23 countries—the United States, United Kingdom, Germany, Australia, France, China, India, Czech Republic, Canada, Spain, Israel, Netherlands, Brazil, Italy, Sweden, Singapore, Switzerland, Malaysia, Norway, Belgium, Mexico, Austria, and the United Arab Emirates. We augment our sales coverage with indirect coverage via distributor and channel partner arrangements in all countries in which we have a presence, and in approximately 35 additional countries. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales at specific named accounts and our channel sales personnel are responsible for managing all sales that are not with specific named accounts.

In our largest markets, our sales representatives have a vertical market focus to more effectively leverage their domain expertise. We established direct sales groups to concentrate on the defense and intelligence market, the business intelligence and data analytics market and the industrial and research market. Our industrial and research group primarily focuses on six vertical market segments: weather and climate; physical sciences; life sciences; energy, aerospace and automotive; and media and entertainment. In support of this increased vertical market segment sales focus, we have begun a program to identify typical customer workflows in each vertical market segment in order to configure standard solutions offerings that include our hardware, software, storage and professional services.

We have increased our sales and marketing efforts recently in the industrial and high-performance business intelligence and data analytics markets in an effort to expand our penetration of these markets. We also intend to expand our targeted customer base to include all organizations with performance computing requirements, the largest firms through our direct selling force and the more modest sized regional firms through our channel partners. We are transitioning our channel program to a model that rewards partners that invest significantly in developing expertise and delivering SGI-based solutions. We have created a channel council to increase communication between channel partners and our executive team in order to guide this program.

SGI Solutions Finance, our internal financing arm, works with customers to arrange financing options through lease transactions with third-party financial institutions and assists in the remarketing of off-lease systems.

No single customer represented 10% or more of our total revenue in fiscal 2008 and fiscal 2006. For the nine months ended June 29, 2007, approximately 12% of total revenue was generated by sales to a single customer. Sales from this transaction were recorded to both the products and global services segments. While our sales to the U.S. government have represented substantially more than 10% of our revenues in each of the last three fiscal years, these sales are made to and through numerous government agencies and to integrators and resellers that work with those agencies. Information regarding revenue and operating profit by reportable segments and revenue from external customers and long-lived assets by geographic region is presented in Note 18 to the consolidated financial statements included in Part II, Item 8 of this Report and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report.

Marketing

We use a number of marketing vehicles including industry and customer events, webinars, case studies, independent test results, advertisements and white papers to showcase and demonstrate the capabilities of our systems. Our marketing channels include a mix of product-based activities, leveraging our hardware and software expertise as well as industry-based activities, leveraging our deep understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the HPC community, we participate in industry events and issue white papers on technology trends such as power, cooling and system management.

We maintain active programs to encourage independent software development for our systems. Through our global developer program, we provide hardware, software, service and marketing support to attract and retain software developers and maintain and enhance our software product offerings and environment. This program includes over 200 global ISVs, covering all our target market segments. This program provides technical information to ISVs for developing and porting their applications and opportunities for promoting their SGI-based solutions. We also engage in co-marketing activities with many of our ISVs.

We are beginning to develop co-marketing partnerships with major software companies and system integration services organizations that address the high-performance data management market.

Through our global benchmarking center and our solutions center, we provide access to a full range of our server, visualization, and storage hardware and software, integrated in a wide variety of configurations, for application testing, benchmarking and performance tuning by end users. At these centers, our personnel, including our application benchmarking team and domain, algorithm, HPC and facility experts, work with end users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing and simulate end-user environments. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions that we have developed and are developing for their vertical markets. In addition, our global developer program provides independent software vendors, systems integrators and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.

Research and Development

Our research and development organization includes hardware design engineers, software architects and developers, and storage engineers. We focus our research and development efforts where we believe differentiation from a standard component, product or technology holds the highest potential for increasing our market share. These include shared memory computing system architecture; integrated system implementation optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to exploit the differentiated features of our computing platforms; and storage software to enable better performance, scalability and ease of management of large amounts of data.

During fiscal 2008, 2007, and 2006, our research and development expenses were approximately $59 million, $60 million, and $84 million, respectively, representing approximately 17% of total revenue in fiscal 2008, 13% in fiscal 2007, and 16% in fiscal 2006. We accept third-party funding, provided the work being funded is consistent with and contributes to our strategic roadmap and as long as we retain the resulting intellectual property.

System architecture and hardware design. We have invested significantly in the development of ASICs and interconnect technology in order to create next-generation shared-memory systems. We are currently developing the fifth-generation of our NUMAlink interconnect and our next generation NUMAflex architecture is intended to increase substantially the performance and scalability of our single system image shared-memory products, as well as to incorporate hybrid processing elements and provide optimized features to enhance application performance on a cluster computing system. We continue to emphasize scalability, dense packaging, efficient power and cooling, enterprise-class reliability, availability and serviceability features, and strong interoperability in our designs. We expect these design efforts to enable us to introduce products that reach broader market segments.

Industrial Strength Linux Environment. Our research and development efforts include the development of software tools and utilities that facilitate more efficient management and operation of our systems as well as enable software applications to run faster on our systems. In addition, we continue to enhance our software development and operating environments and, over time, plan to extend these environments to integrate non-SGI systems into an SGI-managed workflow. We believe our experience in creating and implementing complex systems will benefit our development of new tools. We hope to decrease further the complexity of the Linux environment for management and deployment of large computing systems, with minimal or no performance degradation through our ISLE initiative. ISLE addresses the challenges of system administration, workflow management, application performance and ease of use in Linux hybrid computing environments by establishing a well integrated suite of software to meet the needs of administrators, end users and developers. We believe that ISLE will allow these groups to obtain increased value from their systems through an open and integrated environment, which will include our differentiated software and software available in the open source community.

Storage. We develop software for file serving, data management and data archival for petascale environments. We select “best-in-class” storage hardware, including disk arrays and controllers from OEM suppliers, that meet the particular needs of our customers’ applications and environments. Our engineers design software for efficient data access and management of these storage systems and we qualify storage systems ranging from small appliances to enterprise-class storage systems. We strive to tightly integrate the storage software and the hardware systems. We optimize the software we include in our storage solutions for capacity-driven, as well as for performance-driven applications and environments.

Manufacturing

Our sole manufacturing facility, located in Chippewa Falls, Wisconsin, is responsible for worldwide production, supply-chain management, and order fulfillment. This facility is ISO 9001:2000 certified. Our manufacturing operations involve the on-site assembly and test of high-level subassemblies, subsystems and complete systems, configured to customer specifications. We subject complete systems to environmental and functional testing prior to shipment. Our consolidated worldwide manufacturing operations increases our control over our supply chain and our inventories.

Our supply base is composed of suppliers that meet our rigorous quality and technology standards. We maximize the use of industry-standard components in our products to reduce cost, and we custom design components where we believe that doing so adds value to the customer. We have established close relationships with key suppliers and work closely with them on new product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These purchase commitments typically cover our requirements for periods ranging from 30 to 180 days.

Competition

The server, visualization and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. These advances and pricing pressures result in frequent product introductions and short product life cycles. We believe that purchasers make buying decisions based on many factors, including:

•	product quality and reliability;

•	ease of system management;

•	application availability;

•	price/performance ratios;

•	software functionality;

•	product features;

•	total cost of ownership; and

•	quality customer service and support.

We believe we compete effectively in each of these areas by providing differentiated products and services that address the needs of our customers. However, our largest competitors, such as IBM, Hewlett-Packard, Sun Microsystems, Dell, Network Appliance and EMC, have far greater resources, greater name recognition, larger customer bases and much greater financial, technical, sales and marketing resources. For the largest systems in the supercomputing category, our principal competitor is IBM. We also compete with other systems manufacturers and resellers of systems based on x86 class processors with our SGI Altix XE and SGI Altix ICE product lines. Because a computing system is a substantial investment that can require extensive service and support commitments, our smaller size can have a significant competitive impact. In some instances, the diversified business of our competitors can support very deep discounting to gain market share in the HPC market. Particularly in the storage market, there are many new interests that are competing with us and rapidly introducing new products and technology.

Proprietary Rights and Licenses

We currently have issued and have pending approximately 750 U.S. patents, and we intend to continue to protect our inventions with patents in the United States and abroad. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success does depend in part on ownership rights, we rely primarily on the innovative skills, technical competence, and marketing abilities of our personnel to differentiate our products and services within the marketplace.

As is customary in our industry, we license from third parties a wide range of software, including the LINUX, Microsoft CCS and UNIX operating systems, for internal use and use by our customers. We also license various patents and trade secrets of third parties through agreements such as patent or technology licenses or cross-licenses. In some cases, our intellectual property is licensed to third parties.

Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. We are in discussions with several parties regarding the potential use of certain patents and trademarks, which may result in licensing fees, royalties or a one-time settlement. If negotiations are not successful, we may need to litigate. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in several intellectual property disputes both as plaintiff and defendant. We expect that we will engage in patent infringement litigation from time to time. See “Risk Factors”.

Seasonality and Backlog

We do not consider our business to be highly seasonal. Past performance should not be considered a reliable indicator of our future revenues or financial performance.

We use growth in bookings and backlog as significant indicators of the performance of our business. We calculate bookings as the sum of all committed purchase orders for products and professional services deliverable within 12 months, as such bookings do not include the value of committed customer support contracts. We changed our method of calculating bookings in the third quarter of fiscal 2008 to be consistent with industry practices and to align with our material forecast horizon. Previously, we calculated bookings as the sum of all committed purchase orders for products and professional services deliverable within nine months. The cumulative total of all bookings that we have taken that have not yet been recognized as revenue is what we define as backlog. Our consolidated backlog was $241 million and $89 million at June 27, 2008 and June 29, 2007, respectively. On a non-GAAP basis, our consolidated backlog was $147 million and $66 million at June 27, 2008 and June 29, 2007, respectively.

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

Generally accepted accounting principles require us to recognize revenue from many of our sale transactions over an extended period of time. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. A large proportion of our revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We determine this allocation of the contractual price under the guidance of Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) or Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, where we would apply the latter if we are selling software elements that are considered more than incidental to the arrangement as a whole. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. At this point in time, we have not determined fair value for undelivered maintenance and support elements under the guidance of SOP 97-2. However, we follow the guidance of Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”)and EITF 00-21 for arrangements that do not fall under the guidance of SOP 97-2. As a result of our strategy to provide complete solutions to our customers, we generally include software that is considered more than incidental to the arrangement causing an increasing number of our arrangements to fall under the guidance of SOP 97-2. Because we have not been able to determine fair value for undelivered maintenance and support elements of these arrangements, we are not able to allocate the total contract price between the delivered and undelivered elements which often results in a significant deferral of revenue recognition. As a result of this fact, deferred revenue is recognized over the duration of the delivery period of the maintenance and support obligation, which is normally between one and five years, with most arrangements being amortized over three years. Generally our ability to invoice and collect under our contracts is tied to customer acceptance or other milestones, so the revenue treatment summarized above may significantly vary from the timing of cash collection under the contracts.

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

Employees

As of June 27, 2008 we had 1,632 employees compared with 1,588 at June 29, 2007. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws.

During June and July 2008, we took actions to eliminate approximately 7% of our global workforce in an ongoing effort to align our business model with our three-year growth plan and to achieve a more appropriate administrative cost structure and lower operating breakeven point. The reduction in workforce occurred after we identified opportunities to consolidate and centralize certain groups, rationalize where and how we do business, and to relocate some functions based on efficiencies and geographic differences in the cost of doing business.

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

Chapter 11 Reorganization

On May 8, 2006, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Those entities emerged from bankruptcy protection on October 17, 2006. For further information regarding these petitions, see Note 24 to the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Report.

During the bankruptcy proceedings, we continued to operate our business without interruption as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules.

In the latter part of fiscal 2006 and through the first half of fiscal 2007, we allocated a substantial amount of resources to bankruptcy restructuring, which included resolving claims disputes and contingencies, determining enterprise value and capital structure, negotiating a Plan of Reorganization with key creditor constituents and evaluating the impact of and implementing fresh-start accounting. On September 19, 2006, the Court entered its Confirmation Order confirming the Reorganization Plan and we emerged from Chapter 11 on October 17, 2006 (“Effective Date”). Under the Plan, all of the Predecessor Company’s existing common stock, stock options and restricted stock awards were cancelled upon emergence and the equity holders received no recovery. Accordingly, the Predecessor Company’s common stock has no value. Our emergence from Chapter 11 on the Effective Date resulted in a new reporting entity and new shares of common stock in the Successor Company were issued to the bondholders of the Predecessor Company. These shares began trading on the NASDAQ Capital Market under the symbol SGIC on October 23, 2006. We adopted fresh-start accounting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as of September 29, 2006. As required by fresh-start accounting, our assets and liabilities were adjusted to fair value at that date, and certain assets and liabilities not previously recognized in the Predecessor Company’s financial statements were recognized under fresh-start accounting. The consolidated financial statements as of June 30, 2006 do not give effect to any adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan and the adoption of fresh-start accounting on September 29, 2006. Accordingly, our financial condition and results of operations as of and after September 29, 2006 are not comparable to the financial condition and results of operations reflected in the historical condensed consolidated financial statements of the Predecessor Company. In addition, the adoption of fresh-start accounting has had and will continue to have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of the business. While all amounts reflected in this Report are reported in accordance with accounting principles generally accepted in the United States, we explain our results of operations excluding the impact of fresh-start accounting in this report and in our other public disclosures of our results of operations and financial condition in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance.

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

Trademarks Used in the Form 10-K

Silicon Graphics, SGI, SGI logo, Silicon Graphics Octane, Silicon Graphics Onyx, SGI Origin, Silicon Graphics Tezro, Silicon Graphics Fuel, Silicon Graphics PrismFailSafe, IRIX, NUMAflex and SGI Altix are registered trademarks, and CXFS, Virtu, NUMAlink, CXFS, Support Solutions Plus, SGI Infinite Storage NEXIS, SGI ProPack and Performance Co-Pilot and Silicon Graphics Prism are trademarks of Silicon Graphics, Inc. in the U.S. and/or other countries worldwide.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of August 29, 2008 are as follows:

Name	Age	Position and Principal Occupation	Executive Officer Since
Robert Ewald	60	Chief Executive Officer	2007
Kathy Lanterman	48	Senior Vice President and Chief Financial Officer	2002
Douglas Britt	43	Senior Vice President of Worldwide Sales	2007
David Parry	45	Senior Vice President, Server Products and Operations	2006
Barry Weinert	54	Vice President, General Counsel and Corporate Secretary	2006
Timothy Pebworth	42	Vice President, Corporate Controller and Chief Accounting Officer	2008

There are no family relationships among any directors, nominees for director, or executive officers of SGI.

Mr. Ewald was named our Chief Executive Officer and appointed as a member of our Board in April 2007. From June 2005 to April 2007, Mr. Ewald served as the Chairman and Chief Executive Officer of Linux Networx, a Linux based networking company. Mr. Ewald served as Executive Vice President and President of Human Resource Solutions of Ceridian Corporation from July 2003 to January 2005. He also served as a director of Ceridian Corporation from March 2001 to January 2005. From October 2002 to 2003, Mr. Ewald was the Chairman and Chief Executive Officer of Scale Eight, Inc., a high-performance network clustered storage company. From March 1999 to October 2002, he served as President and Chief Executive Officer of E-Stamp Corporation, an internet postage company, and as the Executive Chairman of its successor company, Learn2 Corporation. From October 1997 to July 1998, Mr. Ewald was the Executive Vice President and Chief Operating Officer of Silicon Graphics, Inc.

Ms. Lanterman became our Senior Vice President and Chief Financial Officer in February 2006. From April 2002 through February 2006, she served as Vice President, Corporate Controller, and joined SGI in July 2001 as Assistant Controller. Prior to joining SGI, Ms. Lanterman was a consultant to SGI and other companies, working on projects including the implementation of our global Enterprise Resource Planning system.

Mr. Britt became our Senior Vice President of Worldwide Sales in November of 2007. From May 2005 to October 2007, Mr. Britt was the Executive Vice President of Sales and Marketing at Solectron Corporation. Prior to that and from August 2004 he was the Senior Vice President of Corporate Accounts and from February 2003 to July 2004 the Vice President of North America Supply Chain Operations. Mr. Britt began his career at Solectron in 2000.

Mr. Parry became our Senior Vice President, Server Products and Operations in July 2008, and is responsible for server product development and business management, and our manufacturing operations and remarketed product teams. He served as Senior Vice President and Product General Manager from March 2006 to June 2008; Senior Vice President and General Manager, Server and Platform Group from March 2003 to February 2006; and Senior Vice President of Engineering, High-Performance Systems Development from May 2001 to February 2003. He held a variety of positions in engineering and engineering management at SGI from 1992 to May 2001 and at MIPS Computer Systems from January 1989 until our acquisition of MIPS in 1992.

Mr. Weinert became our Vice President and General Counsel in January 2006. He joined SGI in May 1995 as Commercial Counsel and served as the Associate General Counsel from March 2001 until January 2006.

Mr. Pebworth became the Vice President, Corporate Controller and Chief Accounting Officer of SGI in May 2008. Prior to joining the Company, Mr. Pebworth served as the Chief Financial Officer of 24/7 Customer, Inc. from April 2007 to April 2008 and as the Corporate Controller from April 2005 to March 2007. From December 2002 to March 2005, Mr. Pebworth was a Senior Finance Manager at Intel Corporation serving in the Technology Manufacturing Group overseeing Microprocessor, Chipset and Flash costing and inventory. Prior to leaving Intel in April 2005, and while still serving in his capacity in the Technology Manufacturing Group, Mr. Pebworth was promoted to a Controller position.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the below risks to be a complete statement of all the potential risks or uncertainties that we face.

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

We may need to obtain additional financing to fund both the operating and non-operating requirements of our business, make acquisitions that are important to our strategy, or repay amounts outstanding under our financing facility. Financing may be unavailable in amounts or on terms acceptable to us. The failure to obtain any necessary financing, or our inability to obtain such financing on commercially attractive terms, could materially harm our business and the price of our stock. We require the approval of our existing lenders to take on additional debt or to modify the significant economic terms of our existing debt, and such approval may not be forthcoming. In the event that our cash flows, together with available borrowings, are insufficient to meet our cash requirements, we may not be able to timely pay our obligations or service our debt unless we reduce planned capital expenditures, sell additional assets, seek other sources of capital or take other cost reduction actions. If we raise funds by incurring further debt, our operations and finances would likely become subject to further restrictions. If we fail to comply with these further restrictions, our creditors may be able to exercise remedies that substantially impair our ability to operate. Because we adopted fresh-start accounting, our financial condition and operating results from and after September 29, 2006 are not comparable to the financial condition and operating results reflected in the historical consolidated financial statements of the Predecessor Company. As a result of adopting SOP 97-2, we must defer recognition of significant amounts of revenue. These factors make it difficult to understand our cash flow dynamics and may deter investors. If we obtain additional funds by selling equity securities or if we issue equity derivative securities in connection with obtaining financing, our existing stockholders may suffer dilution and equity securities we issue may have rights, preferences or privileges senior to our common stock.

We have a history of losses, and we may not become profitable on a quarterly or annual basis. The failure to attain profitability on a sustained basis would harm our business and the value of our common stock.

For many years, we have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. During fiscal 2008, we recognized an operating loss of $127 million. We expect to incur losses and negative operating cash flows over the next few quarters. Although we are undertaking cost reduction actions in order to reach profitability and cash breakeven more quickly, if our revenue does not increase or if we fail to reduce our expenses to an amount less than our gross margins, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our gross margins, including unplanned expenses, the inability to forecast business activities accurately, further decline in our revenue and the impact on current revenues of anticipated future product releases. In addition, a substantial portion of our service revenue comes from service related to legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our losses would increase. We are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and global services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. These initiatives and cost reductions efforts will be designed to improve focus on our core business objectives and key geographic markets. Our business could be adversely affected by the initiatives and cost reduction efforts. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and significantly diminish the value of our common stock.

If our stock continues to have extremely low trading volume or our stock price continues to be volatile, stockholders may only be able to resell our shares at a loss or at a price below the most recently-quoted share price.

Our common stock began trading on the NASDAQ Capital Market on October 23, 2006. From October 23, 2006 through June 27, 2008, the price of our common stock has fluctuated between $5.20 and $30.66 per share, with an average daily trading volume of approximately 27,290 shares. Because of our extremely low trading volume, our stock price is very volatile. Also, volatility in our stock price may impact stockholders’ ability to sell their shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

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

Additional factors that may cause fluctuations in our operating results include:

•	the timing and magnitude of shipments and the timing of installations and acceptance of our products, particularly those relating to large transactions;

•	changes in demand, sales cycles and prices for our products and services;

•	our ability in a timely manner to develop, introduce and ship new products and product enhancements that meet end-user requirements;

•	the timing of product releases, enhancements or announcements by us, our suppliers or our competitors;

•	changes in the competitive dynamics of our markets, including new entrants or competitors’ discounting of product prices;

•	government budget and appropriations processes and spending cycles;

•	the revenue mix between our services and products and among our products;

•	our ability to attract new customers and retain existing customers;

•	changes in the gross margin for any of our products;

•

the availability, costs and timeliness of delivery of components obtained from third parties that are used in our products, the loss of one or more of our suppliers or a reduction in the capacity of one or more of our suppliers;

•	our inability to control operating expenses;

•	variability in our ability to recognize revenue from sales resulting from application of SOP 97-2, which requires the deferral of revenue under certain circumstances; and

•	the potential impact on our business of the general U.S. economic downturn.

Our success depends on growth in bookings for sales of our clustered computing and storage products.

We have changed the focus of our business from the sale of our legacy high-performance servers and visualization systems, which were based on our MIPS RISC processors and IRIX operating systems and associated services, to our core products, which include high-performance clustered computing systems based on the Intel Xeon processors and the Linux operating system, high-performance shared memory computing systems based on the Intel Itanium processor and the Linux operating system, storage solutions, and associated services. We expect revenue from our legacy products and the customer support services for these products to continue to decline. Since the beginning of fiscal 2007, we have introduced Altix ICE, our first clustered computing product designed for the HPC market, expanded our Altix XE family of clustered computing products, and introduced a new visualization product and strategy. Our ability to achieve our overall revenue, gross margin and profitability objectives will depend significantly on the success of our core products, including these newly-introduced products, and associated professional and customer support services. Our ability to sustain and increase the rate of acceptance and revenue growth of these products depends on numerous factors, including:

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

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our revenue and relationships with current and prospective end users.

We purchase the hardware for our storage products primarily from two suppliers, and purchase several of the components of our server products, from a small number of suppliers or a single supplier. This reliance on a limited number of suppliers involves several risks, including:

•	supplier product and credit capacity constraints;

•	price increases and limited bargaining flexibility;

•	establishing collaborative relationship with suppliers;

•	timely production and delivery; and

•	component quality.

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

Sales to or funded by the United States government, which account for a substantial portion of our revenue, are subject to disruptions and delays.

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

Our current financing facility, as amended, provides up to $152.5 million of financing, consisting of a $132.5 million term loan that matures in October 2011 and a $20 million revolving line of credit. As of June 27, 2008, we had borrowed the entire $132.5 million under the term loan. Monarch and Watershed, the two largest holders of our common stock, are the two largest lenders under the facility. Under the terms of this facility, we are required to comply with certain covenants, including maximum levels of capital expenditures, minimum levels of cash and cash availability and, beginning in fiscal 2010, maximum leverage ratio and minimum levels of EBITDA. We may be unable to remain in compliance with these covenants, and noncompliance could lead to a default under the terms of the facility. In the event that we default, the facility could be terminated and our obligation to repay the indebtedness could be accelerated, which would seriously harm our financial condition and operating results and could adversely impact our ability to obtain replacement financing.

A limited number of stockholders own a large percentage of our shares and are the majority lenders under our financing facility, giving them significant influence over certain corporate matters and interests that may diverge from the interests of other stockholders.

A limited number of institutional investors, which beneficially own, in the aggregate, approximately 60% of our outstanding common stock, also are the majority lenders under our financing facility. These investors may have interests that diverge from the interests of our other stockholders, and due to their stock ownership they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of corporate transactions, including a merger or other sale of our company or its assets.

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

We generate a significant portion of our revenue from sales shipped to customer locations outside the United States, with international revenue representing 45%, 46% and 40% of our total revenue in fiscal 2006, 2007 and 2008, respectively. As a result, our business is subject to the risks associated with doing business internationally. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. War, terrorism or public health issues in the regions of the world in which we do business may cause damage or disruption to commerce by creating economic and political uncertainties. These events could adversely affect our business in any number of ways, such as decreasing demand for our products, increasing our operating expenses, making it difficult to deliver products to customers, and causing delays and other problems in our supply chain. Our future revenue, gross margin, expenses and financial condition could also suffer due to other international factors, including but not limited to:

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

A number of our executive officers have only recently been hired and they have limited experience with our business and with working with our management.

Robert “Bo” Ewald joined us as our Chief Executive Officer in April 2007. Various other key employees and executive officers have joined us in the last year, including Douglas Britt, Senior Vice President of Worldwide Sales, Barbara Stinnett, Senior Vice President of Services and Customer Operations, Shahin Khan, Vice President of Strategy and Development, Irene Qualters, Senior Vice President of Software Engineering and Timothy Pebworth, Vice President, Corporate Controller and Chief Accounting Officer. These key personnel have limited experience with us and with each other, and they may be unable to work together to manage our business effectively or to generate positive operating results.

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

Our sales to customers outside the United States are subject to U.S. export regulations. Under these regulations, sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce. Our international sales would be adversely affected if these regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to non-U.S. customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. End users could circumvent end-user documentation requirements that are intended to aid in our compliance with export regulations, potentially causing us to violate these regulations. These violations could result in penalties, including prohibitions on us from exporting our products to one or more countries, and could materially harm our business, including our sales to the U.S. government.

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

After our products are deployed within the environments of our end users, our end users depend on our customer support organization to resolve issues relating to our products. The ability to offer high-quality customer support service is critical to the successful marketing and sale of our products. If we or any resellers of our products do not effectively assist our customers in deploying our products, succeed in helping our customers to resolve post-deployment issues quickly, and provide ongoing support, it would adversely affect our ability to sell our products to existing end users and would harm our prospects with potential customers. Further, as we continue to expand our operations internationally, our customer support organization will face additional challenges, including those associated with providing on-site support. Our failure to maintain high-quality customer support services would harm our business, operating results and financial condition.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of August 29, 2008, we had 11,595,245 outstanding shares of common stock, all of which are eligible for resale on the NASDAQ Capital Market. Shares held by Monarch, Watershed and Symphony Asset Management LLC and their affiliated entities, which totaled 5,632,194, currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act, unless they are sold pursuant to a registration statement providing for the public resale of shares of common stock held by such holders. Pursuant to our Registration Rights Agreement with Monarch, Watershed and certain other investors, we must, within 21 days after receipt of a written request from certain of these holders, prepare and file with the SEC a registration statement on Form S-3 providing for the public resale of shares of common stock held by such holders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease sales, service, research and development and administrative offices worldwide and have our principal facilities in California, Wisconsin, Minnesota, and Maryland, United States and in Reading, United Kingdom. At June 27, 2008, our worldwide facilities represented aggregate floor space of approximately 866,000 square feet, of which 777,000 square feet is used in our operations. Approximately 32,000 square feet is subleased to other tenants and approximately 57,000 square feet is currently vacant. We have two reportable segments: Products and Global Services. Because of the relationship between these segments, substantially all of our properties are used at least in part by both of these segments and we have the flexibility to use each of the properties in whole or in part for each of the segments. We currently anticipate our existing facilities are adequate for our needs through fiscal 2009.

Information about our leased and owned facilities at June 27, 2008 is as follows:

	Square Feet		Lease Terms End	Square Feet Not Used in Operations	Primary Uses
	Leased	Owned
Sunnyvale and Mountain View, California	172,000	—	2011	—	Research and development, sales, administration
Chippewa Falls, Wisconsin	88,000	303,000	2008	34,000	Manufacturing, service, research and development
Eagan, Minnesota	85,000	—	2010	23,000	Research and development, sales, administration
Reading, United Kingdom	20,000	—	2009	—	Research and development, sales, service, administration
Silver Springs, Maryland	18,000	—	2009	—	Research and development, sales, administration
Other international	150,000	—	—	32,000	Sales
Other domestic	30,000	—	—		Sales

	563,000	303,000		89,000

Our leased facilities in Sunnyvale, California include our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 24 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information, Dividend Policy and Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol SGIC. On August 29, 2008, we had 11,595,245 shares of common stock outstanding that were held by seventeen holders of record. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends to common stockholders in the foreseeable future.

From November 7, 2005 through emergence from bankruptcy protection on October 17, 2006, the Predecessor Company common stock was quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the ticker symbol SGI and Pink Sheets Electronic Quotation Service under the ticker symbol SGID.PK. Prior to November 7, 2005, the Predecessor Company common stock was listed under, and traded on the New York Stock Exchange, under the trading symbol SGI. Upon our emergence from bankruptcy protection, all Predecessor Company common stock, stock options and restricted stock awards were canceled.

The following table sets forth the high and low sales price for the periods indicated for the Successor Company common stock as reported on the NASDAQ Capital Market for fiscal 2008, a portion of the second quarter of fiscal 2007 and the third and fourth quarters of fiscal 2007.

Successor Company

	Fiscal 2008			Fiscal 2007
	Low	High	Close	Low		High		Close
First Quarter	$19.29	$28.45	$19.75	$	N/A	$	N/A	$	N/A
Second Quarter	$14.75	$20.59	$18.78		$17.50		$20.76		$20.00
Third Quarter	$9.34	$23.12	$12.78		$19.28		$30.59		$30.14
Fourth Quarter	$5.20	$13.66	$5.70		$25.26		$30.66		$26.54

The following table sets forth the high and low bid quotation for the period indicated for the Predecessor Company common stock as reported on the OTCBB and Pink Sheets for the first quarter and a portion of the second quarter of fiscal 2007. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Predecessor Company

Fiscal 2007
	Low		High		Close
First Quarter		$0.01		$0.07		$0.02
Second Quarter	$	N/A	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A	$	N/A

Recent Sales of Unregistered Securities

Other than the unregistered shares issued pursuant to the purchase of assets from Linux Networx, Inc. in February of 2008, there were no sales of unregistered equity securities during fiscal 2008.

Stock Performance Graph

The following graph shows the total return of an investment of $100 in cash on October 23, 2006 (the date our common stock commenced trading on the NASDAQ Capital Market) through June 27, 2008 for (a) our common stock, (b) the S&P 500 Index and (c) the S&P Computer Hardware Index. All values assume reinvestment of the full amount of all dividends.

	10/23/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08
Silicon Graphics, Inc.	100.00	102.56	154.74	136.10	101.28	93.74	60.82	28.26
S&P 500	100.00	106.70	107.38	114.12	116.44	112.56	101.93	99.15
S&P Computer Hardware	100.00	113.63	113.36	131.10	147.50	152.60	134.39	141.24

ITEM 6. SELECTED FINANCIAL DATA

As discussed above, we emerged from Chapter 11 and adopted fresh-start accounting on September 29, 2006. References to “Predecessor Company” refer to Silicon Graphics, Inc. prior to September 29, 2006. References to “Successor Company” refer to Silicon Graphics, Inc. on and after September 29, 2006, after giving effect to the cancellation of existing common stock and the issuance of new securities in accordance with the Plan, and application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the combined three months ended September 29, 2006 and the nine months ended June 29, 2007 (fiscal 2007) have been compared to the fiscal years ended June 27, 2008 and June 30, 2006 as included in our consolidated statements of operations (which are contained in Part II, Item 8 of this Report). In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance.

The following selected financial information has been derived from our audited consolidated financial statements (except statistical data). The information set forth in the table below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related footnotes included in Part II, Item 8 of this Report in order to fully understand factors that may affect the comparability of the information presented below (in thousands, except per share amounts and employee data):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Years Ended
				June 30, 2006	June 24, 2005	June 25, 2004
Statement of Operations:
Total revenue	$354,143	$341,064	$121,805	$518,805	$729,965	$842,002
Costs and expenses:
Cost of revenue	250,664	253,808	74,975	320,433	465,076	492,845
Research and development	58,588	44,040	16,007	83,677	92,705	108,763
Selling, general and administrative	171,050	125,320	42,359	211,731	244,568	257,742
Impairment of goodwill	—	—	—	8,386	—	—
Other operating expense (1)	1,028	3,601	3,926	21,155	24,083	47,825

Operating loss	(127,187)	(85,705)	(15,462)	(126,577)	(96,467)	(65,173)
Interest and other income (expense), net	(16,716)	(9,234)	3,703	(15,437)	12,721	(44,600)

Loss from continuing operations before reorganization items and income taxes	(143,903)	(94,939)	$(11,759)	$(142,014)	$(83,746)	$(109,773)

Net income (loss) from continuing operations	(153,255)	(103,642)	$326,256	$(146,194)	$(75,732)	$(100,246)

Net income (loss) (2)	$(153,255)	$(103,642)	$326,256	$(146,194)	$(76,008)	$(45,770)

Net income (loss) per share from continuing operations:
Basic	$(13.55)	$(9.32)	$1.20	$(0.54)	$(0.29)	$(0.44)
Diluted	$(13.55)	$(9.32)	$0.77	$(0.54)	$(0.29)	$(0.44)
Net income (loss) per share—basic and diluted:
Basic	$(13.55)	$(9.32)	$1.20	$(0.54)	$(0.29)	(0.20)
Diluted	$(13.55)	$(9.32)	$0.77	$(0.54)	$(0.29)	(0.20)
Shares used in the calculation of net income (loss) per share:
Basic	11,307	11,125	271,563	269,367	263,430	227,837
Diluted	11,307	11,125	423,875	269,367	263,430	227,837

	Successor Company		Predecessor Company
	June 27, 2008	June 29, 2007	September 29, 2006	June 30, 2006	June 24, 2005	June 25, 2004
Balance Sheet Data:
Cash, cash equivalents and unrestricted investments	$39,810	$70,110	$53,546	$54,876	$64,286	$156,865
Restricted investments	6,164	7,065	50,232	48,498	40,170	24,494
Total assets	415,195	409,058	362,659	380,058	452,145	569,924
Long-term debt and other	226,771	149,218	70,409	73,616	375,852	372,048
Stockholders’ equity (deficit)	(56,376)	84,459	(346,977)	(330,454)	(191,188)	(122,678)
Liabilities subject to compromise (3)	—	—	—	320,230	—	—
Statistical Data:
Number of employees	1,632	1,588	1,605	1,752	2,423	2,655

(1)	Fiscal 2006 amount represents net restructuring charges of $10 million and asset impairment charges $11 million. Fiscal 2005 amount represents net restructuring charges. Fiscal 2004 amounts include net restructuring charges of $45 million and asset impairment charges of $3 million.

(2)	On June 15, 2004, we received $58.4 million in gross proceeds for the sale of our Alias application software business (“Alias”) to Accel-KKR, a technology-focused private equity investment firm, and recorded a net gain of $50.5 million on the transaction. As a result of this transaction, we have shown the operating results of Alias as a discontinued operation.

(3)	As a result of our Chapter 11 filing, our debt obligations and certain other liabilities existing at May 8, 2006, were classified as liabilities subject to compromise on our balance sheet at June 30, 2006. These obligations were extinguished as of the Emergence Date. For further information, see Note 3 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in high performance computing (“HPC”) and data management. We sell solutions that consist of a combination of our shared memory servers, clustered computing servers, data storage products and visualization systems integrated with a choice of software, customer support services and professional services. As a leading developer of enterprise-class, high-performance features for the Linux operating system, we provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems predominately incorporate Intel Itanium and Xeon processors and our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives, managing video content archives, and gaining business intelligence through data-mining. Our services educate our customers and facilitate rapid installation and implementation of our products thereby optimizing their use and productivity.

During fiscal 2008, we filled key leadership positions in Sales, Corporate Strategy, Customer Service, Finance, Software, and Human Resources, shipped our first SGI Altix ICE clustered computing systems, launched our SGI InfiniteStorage NEXIS NAS storage family, announced a new generation of visualization products, defined and invested in our Industrial Strength Linux Environment (“ISLE”) initiative, reorganized our sales and marketing organizations into a vertical focus, developed important sales and marketing relationships to broaden our market reach, and implemented new services initiatives.

We are committed to what we believe is the next evolution for the Linux environment by providing a Linux environment for hybrid computing that ensures enterprise-class users ease of administration, high performance and reliability. Our software development is increasing to support this environment, as we believe this software will offer us key differentiation and will be an important part of customers’ future purchasing decisions. We are combining our own differentiated software with open source software to create an open, yet well-integrated, suite of software, tools and utilities. We refer to these development efforts as our ISLE initiative. To help accelerate our ISLE efforts, we acquired software, patents, and technology from Linux Networx, Inc., in the areas of cluster design, power and cooling, and overall cluster optimization in February 2008.

We manufacture our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through channels including resellers, distributors and systems integrators.

In the past decade there has been a continuing expansion and acceptance of low-bandwidth cluster systems using processors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements. The use of commodity processors and networking components is resulting in increasing data transfer bottlenecks as these components do not balance faster processor speeds with network communication capability. With the arrival of dual and quad-core processors, these unbalanced systems have even lower productivity, especially in larger systems running more complex applications, a trend that is likely to increase with the arrival of ever larger multi-core processors in future years. In addition, with increasing numbers of multi-core processors, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

We believe we can compete effectively in this market environment, as we concentrate our research and development efforts on interconnect architecture; systems optimized for space, power, performance, reliability and usability; Linux development and operating environment; software to exploit the differentiated features of our systems; and storage software to enable better performance, scalability and ease of management of large amounts of data. We seek to differentiate only where we believe we can add value, and use commodity components as much as possible to reduce overall product cost. We believe we deliver systems that have performance and ease-of-use features that are designed to enable our customers to solve their computing needs cost-effectively. Moreover, as the market demand for data management continues to increase, we believe our exposure to larger portions of our target markets will increase, not only for our traditional applications, but also for high-performance data management applications such as business intelligence. Further, we believe this trend, along with our new visualization products and our ISLE product, will generate significantly greater professional services opportunities as customers seek our solutions to simplify management of their complex environments and to more easily extract insight for decision making from their petabytes of data.

We monitor several significant indicators in order to manage our business and evaluate our financial and operating performance, including:

Growth of Bookings, Backlog, and Revenue. Bookings, backlog and revenue growth are the best indicators of whether we are gaining market share. We calculate bookings as the sum of all committed purchase orders for products and professional services deliverable within 12 months. As such bookings do not include the value of committed customer support contracts. Our bookings for fiscal 2008 were $356 million, representing a 25% increase over our fiscal 2007 bookings of $286 million. We changed our method of calculating bookings in the third quarter of fiscal 2008 to be consistent with industry practices and to align with our material forecast horizon. Previously, we calculated bookings as the sum of all committed purchase orders for products and professional services deliverable within nine months. The cumulative total of all bookings that have not yet been recognized as revenue is what we define as backlog. At June 27, 2008, our consolidated backlog was $241 million, up from $89 million at June 29, 2007. The change in method of calculating bookings did not have a material effect on backlog. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. In addition, SGI products have also been chosen for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog.

Many of our sale transactions include obligations to deliver multiple products or services over an extended period of time. We use EITF 00-21 or SOP 97-2 to guide us in recognizing revenue for these transactions. As a result of our strategy to provide complete solutions to our customers, we generally include software that is considered more than incidental to the arrangement causing an increasing number of our transactions to fall under the guidance of SOP 97-2. Because we have not yet established fair value for undelivered maintenance and support elements we are not able to allocate the total contract price between the delivered and undelivered elements which often results in a significant deferral of revenue. As such, deferred revenue is recognized over the duration of the delivery period of the maintenance and support obligation, which is normally between one and five years, with most transactions being amortized over three years. The strong growth of our bookings and backlog year-over-year is a positive indicator that our business performance is improving. Since many of our sales transactions now fall under SOP 97-2, the strong bookings and backlog growth has not yet translated into recognizable revenue growth. We are seeking to establish fair value for each element within the sales transaction in order to improve our ability to recognize revenue earlier on the delivered components within a transaction.

Maintain Gross Margins. Maintaining our gross margins is necessary in order to support our business model, which encompasses the development of differentiated products and a direct sales approach. We continue to invest in both these areas. In addition, maintaining acceptable gross margins requires us to achieve an overall revenue level sufficient to absorb our fixed costs. We strive to strike the appropriate balance between large lower margin transactions and our more normal sales transactions, while working with our suppliers to continue to structure favorable component pricing. We have processes in place to ensure management oversight of the discounting process in sales transactions so that gross margins are maintained. We also continue to augment our product sales with revenues from software and services, which generally carry higher gross margins. Growth in our software and services business is an important part of our overall business strategy.

Manage Operating Expenses. We continuously seek to improve our cost structure wherever possible, in order to ensure we can continue to invest in the sales and research and development initiatives that will fuel revenue growth. We have centralized most business functions to reduce the complexity of our organization and eliminate any redundancy. We believe this approach creates better efficiency and alignment across functions. The reduction in our research and development expenses over the past few years has been largely offset by increases in third-party research and development funding from critical partners and leading-edge customers. We accept third-party funding, provided the work being funded is consistent with and contributes to our strategic roadmap and as long as we retain the resulting intellectual property.

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

As a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, as of September 29, 2006. The fresh-start accounting adjustments that had the most significant impact on our financial results for the fiscal years ended June 27, 2008 and June 29, 2007 and will continue to affect our financial results going forward are as follows:

•

Deferred revenue valuation. In connection with our adoption of fresh-start accounting, approximately $37 million of deferred revenue and $17 million of deferred cost of sales related to our accounting under SOP 97-2 that had previously been deferred were reduced to zero. In addition, the remaining deferred revenue was revalued resulting in an additional $41 million impairment of deferred revenue, resulting in $40 million in deferred revenue being on the Successor Company’s opening balance sheet. As of June 27, 2008, $3 million of this $40 million in deferred revenue remained. Customer support deferred revenue and product and professional services deferred revenue were the two primary components of deferred revenue of the Predecessor Company that were significantly reduced by fresh-start accounting.

•

Inventory valuation. We have raw materials, work-in-progress, finished goods, delivered systems and demonstration inventory. At September 29, 2006, a write-up of $28 million was required to record these inventories at fair value. The result of the valuation adjustment on our results of operations is that costs of goods sold increased by the magnitude of the valuation adjustment as the revalued inventory is sold and recorded as cost of goods sold. At June 27, 2008, approximately $0.4 million of the write-up remains to be recognized as cost of sales, all of which is expected to be recognized by the end the first quarter of fiscal 2009.

•

Intangibles. New intangible assets resulted from the adoption of fresh-start accounting. Other intangible assets, net of accumulated amortization, related to fresh-start accounting were approximately $53 million as of June 27, 2008, and approximately $87 million as of September 29, 2006. Subsequent to September 29, 2006, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2007 and in note 24 in Part II, Item 8 of this report. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards. We are required to amortize the value of these intangible assets over varying periods ranging from 3 to 17 years, impacting both cost of sales and selling, general and administrative expense.

Results of Operations

We adopted fresh-start accounting on September 29, 2006 and emerged from Chapter 11 bankruptcy protection on October 17, 2006. As a result of the application of fresh-start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, fiscal years 2008 and 2006 have been compared to the combined three months ended September 29, 2006 and the nine months ended June 29, 2007 as included in our consolidated statements of operations. In this discussion, we disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. Fresh-start accounting and deferral of revenue recognition required by U.S. generally accepted accounting principles have had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or the underlying operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The operating results for any period are not necessarily indicative of results to be expected for any future periods. The following tables and discussion present certain financial information on a comparative basis (dollars in millions, except per share amounts):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Total revenue	$354	$341	$122	$519
Cost of revenue	251	254	75	320

Gross profit	103	87	47	199
Gross profit margin	29.1%	25.5%	38.5%	38.3%
Total operating expenses	230	173	62	325

Operating loss	(127)	(86)	(15)	(126)
Interest and other income (expense), net	(17)	(9)	4	(16)

Loss before reorganization items and income taxes	(144)	(95)	(11)	(142)
Reorganization items, net	—	—	340	(8)

Income (loss) before income taxes	(144)	(95)	329	(150)

Net income (loss)	$(153)	$(104)	$326	$(146)

Net income (loss) share:
Basic	$(13.55)	$(9.32)	$1.20	$(0.54)

Diluted	$(13.55)	$(9.32)	$0.77	$(0.54)

Revenue

The following discussion of revenue is based on the results of our reportable segments, as described in Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Report. Total revenue is principally derived from two reportable segments, Products and Global Services. Our Products segment consists of our Core Systems, comprised of our high-performance servers and visualization systems based on Intel Xeon and Intel Itanium 2 processors and the Linux operating system, and storage solutions, and our Legacy Systems, comprised of our high-performance servers and visualization systems based on MIPS processors and the IRIX operating system.

Total revenue decreased $109 million or 23% in fiscal 2008 compared with fiscal 2007; however, at June 27, 2008, our consolidated backlog was $241 million, up from $89 million at June 29, 2007. The decline in total revenue in fiscal 2008 compared with fiscal 2007 is due to declines in sales of both our Core Systems and Legacy Systems and to a lesser extent in sales of Global Services. Despite a notable increase in our Xeon-based SGI Altix XE and SGI Altix ICE product bookings in fiscal 2008 compared with fiscal 2007, total revenue decreased in fiscal 2008 compared with fiscal 2007 as large, complex deals booked in fiscal 2008 were not recognized as revenue in fiscal 2008. Complex deals typically lengthen the sales cycle, and carry acceptance criteria that ultimately lengthen the timing for revenue recognition. Revenue for fiscal 2008 was impacted by the change in net deferrals for transactions accounted for under SOP 97-2 and resulted in unfavorable revenue adjustments of $29 million, or 27% of the decline in total revenue from fiscal 2008 compared with fiscal 2007.

Total revenue decreased $56 million or 11% in fiscal 2007 compared with fiscal 2006. The overall decline in revenue in fiscal 2007 compared with fiscal 2006 was due to declines in sales of Global Services and, to a lesser extent, sales of our Legacy Systems. These declines were partially offset by significant increases in sales of Core Systems. The impact from fresh-start accounting resulted in unfavorable revenue adjustments of $20 million to Products and $25 million to Global Services and was a major factor in the decline in revenue for fiscal 2007 compared with fiscal 2006. In conjunction with the completion of our fiscal 2006 audit, we concluded that certain fiscal 2006 multiple-element sales transactions, where software was more than incidental to the overall solution, should have been more appropriately recorded under SOP 97-2. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in SOP 97-2, along with other considerations, in reaching the conclusion that, effective as of the beginning of fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. This change resulted in revenue adjustments, primarily to product revenue, of approximately $32 million in fiscal 2007.

The following table presents total revenue by reportable segment (dollars in millions):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Core Systems	$150	$159	$48	$174
Legacy Systems	21	37	13	78

Total Products	$171	$196	$61	$252
% of total revenue	48%	58%	50%	49%
Global Services	$183	$145	$61	$267
% of total revenue	52%	42%	50%	51%

Products. Revenue from our Products segment decreased $86 million or 33% in fiscal 2008 compared with fiscal 2007. The overall decline in product revenue for fiscal 2008 is primarily due to a decrease in large transactions. A “large transaction” is defined as a transaction resulting in more than $5 million in recognized revenue. In fiscal 2008, revenue from large transactions was $5 million compared to revenue of $75 million from large transactions in fiscal 2007. Additionally, $29 million of the decline in revenue from our Products segment is due to the increase in net deferrals for transactions accounted for under SOP 97-2. Revenue from our Products segment increased $5 million or 2% in fiscal 2007 compared with fiscal 2006. In fiscal 2007, revenue from large transactions was $75 million compared to revenue of $16 million from large transactions in fiscal 2006.

Revenue from Core Systems for fiscal 2008 declined $57 million or 28% compared with fiscal 2007. Altix server revenue declined to $110 million in fiscal 2008 from $157 million in fiscal 2007, a decline of $47 million or 30%. Storage revenue declined to $40 million in fiscal 2008 from $50 million in fiscal 2007, a decline of $10 million or 20%. Revenue from core products is attributable to sales of SGI Altix servers, supercomputers and SGI storage products. The success of our business is dependent on us securing both large sales transactions, in which we typically ship product, secure payment and recognize revenue over multiple quarters, and smaller sales transactions in each quarter. We refer to the bookings associated with these smaller transactions, in which we can often ship product and invoice the customer within the same quarter as the order was received as run-rate business. Bookings for our Core Systems in fiscal 2008 compared with fiscal 2007 increased significantly due primarily to increased momentum in our SGI Altix XE and SGI Altix ICE systems, particularly large transactions. The typical large size and complexity of these type systems carry a long sales cycle and thus the improvement in orders has not yet been reflected in reported revenue.

Revenue from Core Systems in fiscal 2007 increased $33 million or 19% compared with fiscal 2006. The increase is primarily a result of higher volumes across all Core systems product lines and greater large dollar transactions for our Altix servers, offset in part by the unfavorable impact from fresh-start accounting, and decreased volume of our Silicon Graphics Prism® family of visualization systems. Storage solutions revenue increased slightly in fiscal 2007 compared with fiscal 2006, offset in part by an increase in revenue adjustments noted above.

Revenue from Legacy Systems in fiscal 2008 decreased $29 million or 58% compared with fiscal 2007, principally due to a decrease in sales associated with all our MIPS/IRIX-based systems. The decline in both our MIPS/IRIX-based servers and graphics systems revenue was principally due to reduced volumes due to customers transitioning away from the legacy system technology into Linux based systems. Revenue from our remarketed products decreased compared with fiscal 2007 primarily due to a decrease in sales of our remarketed MIPS/IRIX-based workstation and graphics systems.

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

Revenue from Global Services in 2008 decreased $23 million or 11% compared with fiscal 2007. The decline was primarily due to a reduction in our traditional support revenue as a result of lower pricing for new contracts, decline in the overall installed base and a transition towards longer product warranty terms. Lower pricing for service contracts has resulted from increased competition and the introduction of our Altix product which is more stable. These lower prices serve as a discount to what we have charged for service contracts in the past and, therefore, result in a reduction in service revenue. The decline in overall installed base has resulted from lower product sales in recent years. This reduced installed base provides for fewer opportunities for new service contract sales and renewals. Our product warranty terms on many of our products have increased from one year to three years. As a result, many customers only purchase a service upgrade to their warranty coverage as opposed to full service contracts. Additionally, as our current customers reach the end of the three year warranty period, we anticipate greater opportunities for full service contracts and improving service revenue.

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

Total revenue by geographic area for fiscal 2008, 2007 and 2006 was as follows (dollars in millions):

	Successor Company				Predecessor Company
	Year Ended June 27, 2008		Nine Months Ended June 29, 2007		Three Months Ended September 29, 2006		Year Ended June 30, 2006
Americas (1)	$228	64%	$194	57%	$76	62%	$306	59%
Europe	76	22%	121	36%	21	17%	131	25%
Rest of World	50	14%	26	7%	25	21%	82	16%

Total revenue	$354		$341		$122		$519

(1)	Includes the following total revenues in the U.S.: $214 million in fiscal 2008, $179 million for the nine months ended June 29, 2007, $72 million for the three months ended September 29, 2006 and $286 million for fiscal 2006.

Revenue for fiscal 2008 decreased in the Americas and Europe and remained relatively flat in the rest of world compared with fiscal 2007, with the greatest decline occurring in Europe. This decline is primarily a result of one large transaction, Liebniz Computing Center (“LRZ”) in Germany, which accounted for 9% of total revenue in fiscal 2007.

The shift in geographic revenue mix in fiscal 2007 compared with fiscal 2006 is primarily a result of one large transaction, accounting for 9% of total revenue in fiscal 2007, to the LRZ in Germany.

In both fiscal 2008 and 2007, we estimated that net revenues were favorably impacted by approximately 2% based on favorable foreign currency exchange rate movements due to the general weakening of the U.S. Dollar.

Our consolidated backlog was $241 million and $89 million at June 27, 2008 and June 29, 2007, respectively. On a non-GAAP basis, our consolidated backlog was $147 million and $66 million at June 27, 2008 and June 29, 2007, respectively. Backlog is comprised of committed purchase orders for products and professional services deliverable within twelve months. Backlog increased within the Core Systems segment, specifically for our Altix servers and storage systems, and is due primarily to large transactions as well as increased momentum in bookings of our SGI Altix XE and SGI Altix ICE systems. Backlog decreased within the Legacy Systems segment, primarily due to customers transitioning away from the legacy MIPS/IRIX system technology into Linux based systems. Backlog increased in professional services due primarily to increased momentum in PS Bookings and large transactions with longer acceptance periods.

We generally do not maintain sufficient backlog to meet our quarterly objectives for product revenue without obtaining new orders that are booked and shipped within the quarter. Our backlog reflects only orders for which a firm purchase order has been issued or a contract has been made, although orders in backlog are subject to customer cancellation or rescheduling in certain circumstances, and government customers typically have rights of cancellation for convenience. SGI systems have also been selected for a number of multi-year U.S. government programs, with expected purchases that are not reflected in our current backlog. In addition, we may enter into longer delivery-cycle contracts for which a portion of the value is not reflected in our current backlog, since a portion of such orders may be scheduled to ship outside the time provided in our bookings policy. These types of orders generally also require us and our partners to develop and deliver future products, and are subject to performance guarantees collateralized by letters of credit and additional penalties for delays in delivery or non-performance.

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

Overall gross profit margin in fiscal 2008 and fiscal 2007 was 29%. Gross profit margin was flat due in part to declines in our manufacturing costs and other costs of goods sold that were offset with a less favorable product mix and lower service gross profit margins.

Product and other gross profit margin in fiscal 2008 and fiscal 2007was 20%. Product and other gross profit margin was flat due primarily to declines in our manufacturing costs, specifically decreases in excess and obsolete inventory requirements and purchase price variances. In addition, other costs of goods sold decreased in fiscal 2008 due to non-recurring engineering costs incurred in fiscal 2007 and not repeated in fiscal 2008. These declines were offset by lower product and other gross profit margin due to a change in product mix towards the lower margin Xeon-based Altix XE and SGI Altix ICE products and away from the higher margin Itanium-based Altix 400 and Altix 4000 series products and MIPS/IRIX based systems.

Product and other gross profit margin in fiscal 2007 decreased 9.4 percentage points compared with fiscal 2006. The decline in product and other gross profit margin primarily resulted from the unfavorable impact of fresh-start accounting, which accounted for 8.2 percentage points of the decline.

Service gross profit margin in fiscal 2008 was 38%, compared with 40% in fiscal 2007. Increased competition, a more stable Altix product line and a decline in our overall installed base has resulted in reduced or discounted customer support pricing and third party professional services, which contributed towards the two percentage point decline in Service gross profit margin in fiscal 2008 compared with fiscal 2007. This decline was attributable to the impact of fresh-start accounting adjustments of $9 million in fiscal 2008 compared with $24 million in fiscal 2007.

Service gross profit margin in fiscal 2007 decreased 6.5 percentage points compared with fiscal 2006. The decline in service gross profit margins primarily resulted from the unfavorable impact of fresh-start accounting. The unfavorable impact of fresh-start accounting resulted in 6.0 percentage points of this decline.

Operating Expenses

Operating expenses were as follows (dollars in millions):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Research and development	$59	$44	$16	$84
% of total revenue	17%	13%	13%	16%

Selling, general and administrative	$171	$125	$42	$212
% of total revenue	48%	37%	35%	41%

Impairment of goodwill	—	—	—	8
% of total revenue	—	—	—	2%

Other operating expenses	$1	$4	$4	$21
% of total revenue	1%	1%	3%	4%

Operating Expenses (excluding other operating expenses). Fiscal 2008 operating expenses (excluding other operating expenses) increased $3 million or 1% compared with fiscal 2007. This increase is primarily attributable to a $12 million increase in employee expenses and related benefit costs resulting from an increase in headcount of 6%, a $2 million increase in legal expenses which are primarily attributable to our ATI patent litigation, a $2 million increase of in-process research and development expenses resulting from our acquisition of certain assets formerly owned by LXNI, a $2 million increase in amortization of intangibles and an increase of $1 million in travel expenses. These increases were partially offset by a $7 million decrease in audit and accounting services fees, a $5 million decrease in occupancy costs, a $3 million decrease in non-recurring engineering expenses and $3 million in credits received from research and development funding arrangements. Fiscal 2008 operating expenses (excluding other operating expenses) increased as a percentage of total revenue to 65% from 49% due to our revenues declining by 24% in fiscal 2008 when compared to fiscal 2007.

Fiscal 2007 operating expenses (excluding other operating expenses) decreased $77 million or 25% compared with fiscal 2006 and decreased as a percentage of total revenue from 59% to 49%. The significant decline in operating expenses (excluding other operating expenses) was primarily attributable to lower headcount resulting from our restructuring activities and employee attrition and the impact of our overall expense control measures aimed at bringing expenses in line with revenue. Included in fiscal 2006 was $13 million in professional advisory fees for outside consulting and legal expenses that occurred prior to our bankruptcy that did not recur in fiscal 2007. In addition, we recorded an $8 million non-cash charge for the impairment of Goodwill in the third quarter of fiscal 2006.

Research and Development. Fiscal 2008 research and development expenses decreased $1 million or 2% compared with fiscal 2007. This decrease was primarily attributable to a $3 million decrease in non-recurring engineering expenses and an increase of $2 million in credits received from research and development funding arrangements. These decreases were partially offset by $2 million of in-process research and development expenses resulting from our acquisition of certain assets formerly owned by LXNI and by $1 million in increased employee expenses and related benefit costs resulting from an increase in research and development headcount of 7% during fiscal 2008.

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

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years; during the fourth quarter of fiscal 2008, we entered into a research and development arrangement with a third party for a period of nine months with an option for an additional three months. Currently, the value of these arrangements totals $29 million and covers periods through fiscal 2010. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During fiscal 2008, we earned approximately $10 million in compensation, compared with approximately $7 million for the nine months ended June 29, 2007 and approximately $1 million for the three months ended September 29, 2006. We recognize the funding on a percentage of completion basis. The amounts earned are recognized as an offset to research and development expense.

Selling, General and Administrative. Fiscal 2008 selling, general and administrative expenses increased by $4 million or 2% compared with fiscal 2007. This increase is primarily attributable to an $11 million increase in employee expenses and related benefit costs resulting from an increase in selling, general and administrative headcount of 5% driven primarily by conversion of higher cost contract resources with direct employees and increased sales commission expenses. This increase in selling general and administrative expense in fiscal 2008 when compared to fiscal 2007 also related to a $2 million increase in legal expenses which are primarily attributable to our ATI patent litigation, a $2 million increase in amortization of intangibles and an increase of $1 million in sales lead generation expenses. These increases were partially offset by a $7 million decrease in audit and accounting services fees and $5 million decrease in occupancy costs.

Fiscal 2007 selling, general, and administrative expenses decreased by $45 million or 21% compared with fiscal 2006. Decreases were primarily due to a 30% reduction in headcount from restructuring and attrition, lower professional advisory fees, lower facilities and information technology-related costs resulting from restructuring actions and other cost saving measures, and credits to expense received from marketing funding arrangements of approximately $4 million. Decreases were offset in part by an increase of $6 million associated with the amortization of intangibles recorded as a result of fresh-start accounting. Expense of approximately $1 million included in the third quarter of fiscal 2007 was associated with the Restricted Stock Unit Award and Separation Agreement with our former President and Chief Executive Officer.

Impairment of Goodwill. During the fourth quarter of fiscal 2007, we eliminated all accrued Goodwill from our balance sheet as a result of fresh-start accounting fair value and tax adjustments.

Other Operating Expenses. Over the past several years in response to declining revenues, we have initiated a number of restructuring actions, under various plans, aimed at reducing the level of cash consumed in operations and restoring long-term profitability. These actions have resulted in both headcount reductions and facility closures. Other operating expense for fiscal 2008 consisted primarily of charges for severance and related costs. Other operating expense for fiscal 2007 consisted mainly of a $4 million charge for severance and related costs and a $1 million charge for accretion and other costs related to vacated leased facilities. Other operating expense for fiscal 2006 consisted of a charge of $20 million for estimated restructuring costs and charges of $2 million related to the cancellation of our Silicon Graphics Prism and Prism Deskside products. These charges were offset in part by a net credit of $1 million related to our vacated leased facilities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Interest expense	$(13,205)	$(8,879)	$(7,688)	$(16,445)

Investment gain (loss)	$(1,844)	$(41)	$10,100	$(227)
Foreign exchange (loss) gain	(2,101)	(1,978)	23	(197)
Miscellaneous (expense) income	(792)	(393)	526	(1,780)
Interest income	1,226	2,057	637	2,357

Interest and other (expense) income, net	$(3,511)	$(355)	$11,286	$153

Income from equity investment	$—	$—	$105	$855

Interest Expense. Interest expense for fiscal 2008 decreased to $13.2 million from $16.6 million compared with fiscal 2007. The decrease was primarily the result of higher loan cost amortization expense on our debtor-in-possession financing arrangements in fiscal 2007. This decrease due to higher loan cost amortization was partially offset by higher interest expense due to the additional $47 million in borrowings during fiscal 2008. Interest expense for fiscal 2007 increased to $16.6 million from $16.4 million compared with fiscal 2006. The increase was due to the amortization of short-term loan costs during the first quarter of fiscal 2007 associated with our new financing arrangement that resulted in higher financing costs and a higher interest rate in order to restructure our debt.

Investment gain (loss). Fiscal 2008 includes an impairment loss of $6.1 million related to our investment in SGI Japan. This loss was partially offset by an investment gain of $4.3 million related to the sale of our 3 million shares of Series Y Preferred Stock of MicroUnity Systems Engineering, Inc. The three months ended September 29, 2006 includes a pre-tax investment gain of $10 million resulting from the sale of a portion of our equity interest in SGI Japan. See Note 8 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information regarding this sale.

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

Provision for Income Taxes

The Successor Company’s net provision for income taxes of $9.4 million for fiscal 2008 arose principally from net income taxes payable in foreign jurisdictions. Of the $9.4 million of the Successor Company’s net provision for income taxes, $5.5 million will be offset in the tax returns in those foreign jurisdictions through the utilization of certain foreign subsidiaries’ Predecessor Company net operating loss carryforwards. As required by fresh-start accounting, the recognition of tax benefits through the reduction in the valuation allowance established by the Predecessor Company has been recognized as a reduction of intangible assets. Included in the $9.4 million is a $2.4 million additional adjustment to increase tax expense with a corresponding additional reduction of intangible assets relating to the results of operations for the nine months ended June 29, 2007.

The Successor Company’s net provision for income taxes of $8.7 million for the nine months ended June 29, 2007 arose principally from net income taxes payable in foreign jurisdictions. $5.0 million of the $8.7 million of the Successor Company’s net provision for income taxes resulted from releasing the Predecessor Company’s valuation allowance when the Successor Company utilized tax net operating loss carryovers from the Predecessor Company. The Predecessor Company’s net provision for income taxes of $2.4 million for the first three months of the fiscal 2007 arose principally from withholding taxes paid on the gain on the sale of equity interest in SGI Japan and net income taxes payable in foreign jurisdictions. The Predecessor Company’s net benefit for income taxes from continuing operations for fiscal 2006 totaled $3.6 million. The net tax benefit provision in fiscal 2006 arose principally from the reassessment of global tax exposures, and refunds associated with certain U.S. Federal, state, and foreign income taxes paid in prior years, partially offset by net income tax expense incurred in foreign jurisdictions. The Successor Company did not recognize a tax benefit for fiscal 2007 losses, and the Predecessor Company did not recognize a tax benefit for fiscal 2006 losses, since the resulting deferred tax asset does not meet the criteria for realization under SFAS 109.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance sheet arrangements as defined by the SEC Final Rule 67 (“FR-67”), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, or capital resources. See Note 12 in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information regarding these guarantees.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 27, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$132,500	$12,750	$44,000	$75,750	$—
Capital lease obligation	170	170	—	—	—
Operating lease obligations (2)	27,793	10,765	13,533	3,014	481
Purchase obligations (3)	3,859	3,859	—	—	—
Restructuring-related obligations (4)	392	392	—	—	—

Total	$164,714	$27,936	$57,533	$78,764	$481

Except for long-term debt, capital lease, and certain restructuring-related obligations, this table does not include contractual obligations that have been recorded on our balance sheet as liabilities. We also have approximately $24.2 million of potential unrecognized tax benefit liabilities not included in the contractual obligations table above.

(1)	Assumes that no additional conversions or early redemptions occur. Interest on our long-term debt obligations is paid quarterly.

(2)	Operating lease obligations consist primarily of non-cancelable operating leases.

(3)	Purchase obligations, as presented in this table, are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, which include the following: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As a result, purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are non-cancelable, that would cause us to incur a penalty if the agreement was cancelled, or that require us to make specified minimum payments even if we do not take delivery of the contracted goods or services (“take-or-pay” contracts). If the obligation to purchase goods or services is non-cancelable, we consider the entire value of the contract to be the amount of the purchase obligation. If the obligation is cancelable, but we would incur a penalty upon cancellation, we consider the amount of the penalty to be the amount of the purchase obligation. We consider the contracted minimum amounts of take-or-pay contracts to be the amount of the purchase obligation, since that represents the portion of the contract that is a firm commitment. We have estimated the expected timing and amounts of payment of the purchase obligations based on current information; the actual timing and amounts paid may be different due to timing of the receipt of the goods or services or changes to the agreed-upon amounts for obligations.

(4)	As a result of our approved restructuring plans, we expect to make these future cash payments, which are primarily for employee severance and all of which have been recorded as liabilities on our consolidated balance sheet at June 27, 2008. This amount excludes obligations related to non-cancelable operating leases for facilities vacated as part of our restructuring activities, which are included in the “operating lease obligations” amount disclosed above.

Liquidity and Capital Resources

Working capital. We have incurred negative cash flows during each of the past several fiscal years. For 2008 and 2007, this is primarily the result of our operating losses. Our working capital deficit as of June 27, 2008 was $15 million, compared to a surplus of $52 million at June 29, 2007. Additionally, we had stockholders’ deficit of $56 million as of June 27, 2008, compared to stockholders’ equity of $84 million at June 29, 2007.

Cash Balances. At June 27, 2008, our unrestricted cash and cash equivalents and marketable investments totaled $40 million, compared with $70 million at June 29, 2007. At June 27, 2008 and June 29, 2007, we also held $6 million and $7 million, respectively, of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities.

Operating Activities. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenses and purchases of inventory. Cash used in operating activities was $65 million for fiscal 2008 compared to cash used of $77 million during fiscal 2007. The primary reason for the reduction in cash used was an increase of $20 million in accounts payable during fiscal 2008 compared to a reduction of accounts payable of $45 million in fiscal 2007. The fluctuation of our accounts payable is primarily due to the timing of our inventory purchases. This was partially offset by an increase in inventories of $28 million in fiscal 2008 due to our increased backlog at June 27, 2008.

Primarily as a result of net losses and costs associated with the Chapter 11 proceedings, operating activities used $77 million during fiscal 2007, compared with $91 million during fiscal 2006. During fiscal 2007, accounts receivable decreased $12 million compared to the $35 million decrease that was generated during fiscal 2006. Inventory increased $5 million during fiscal 2007 and accounts payable decreased $38 million in fiscal 2007 primarily due to the settlement of bankruptcy obligations. Other assets and liabilities (primarily other liabilities) decreased $62 million net in fiscal 2007 primarily due to revenue recognition of customers’ advance payments. Deferred revenue increased $71 million in fiscal 2007 as a result of the timing of revenue recognition of sales transactions. Included in the cash used in operating activities from continuing operations are cash payments related to past restructuring actions. Cash payments for severance and contractual and facilities obligations related to these actions totaled approximately $10 million in fiscal 2007. In the first quarter of fiscal 2007, we made adjustments to cash flow from operations to reflect the effect of the Plan of Reorganization and the associated revaluation of assets and liabilities.

Investing Activities. Cash flows from investing activities primarily relates to purchases of property and equipment needed for our business and the sales and purchases of our investments. Net cash used in investing activities of $10 million during fiscal 2008 primarily related to the purchases of property and equipment.

In fiscal 2007, investing activities provided $52 million primarily related to $44 million net increase in investments sold that were transferred to cash and cash equivalents and the sale of a portion of our equity investment in SGI Japan for $19 million. These sources of cash were partially offset by purchases of property and equipment of $11 million.

Financing Activities. Cash flows from financing activities primarily related to proceeds from debt financing and the issuance of stock. Net cash provided by financing activities of $45 million during fiscal 2008 resulted from a net increase in borrowings. New borrowings totaled $79 million and were partially offset by payments of $32 million in debt principal and $2 million in debt issuance costs.

Net cash provided by financing activities of $40 million during fiscal 2007 resulted from proceeds of $30 million from Debtor in Process (“DIP”) Financing issued while under Chapter 11 and $101 million from our new exit financing. Additionally, we received net proceeds of $57 million from the rights offering and sale of Overallotment shares. These sources of cash were partially offset as we repaid debt principal of $147 million.

Future Liquidity Requirements

We incurred net losses and negative cash flows from operations during each of the past several fiscal years. We also experience significant intra-quarter fluctuations in our cash levels resulting in our cash balances being generally at their highest point at the end of each quarter and significantly lower at other times. These intra-quarter fluctuations reflect our business cycle, with significant requirements for inventory purchases in the early part of the quarter and most sales closing in the last few weeks of the quarter. Over the past several quarters we have seen a significant increase in our backlog. In addition, we have recently received orders for and have been awarded a number of significant contracts for large sales transactions. We often must buy materials in support of our backlog requirements and bear the cost of manufacturing well before receiving cash. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our cash balance may be significantly reduced in that period and our operating results for that period may suffer.

To help maintain adequate levels of unrestricted cash within each quarter, we offer certain customers discounted terms for early payment and hold certain vendor payments until the beginning of the following quarter. Additionally, we continue to incur debt to fund operations.

While we are continuing to implement initiatives aimed at improving revenue and margins for our core systems products, we expect to consume cash from operations through the second quarter of fiscal 2009. We also have significant non-operating cashflows, related to debt servicing of principal and interest, guarantees in support of certain multi-year deals, and restructuring that are expected to result in cash outflows in fiscal 2009. We expect the combination of our $40 million cash and cash equivalents balance at June 27, 2008 and our $20 million line of credit will provide adequate liquidity to meet our operating needs through fiscal 2009. In addition, we are negotiating an agreement with ECS United Kingdom PLC to provide additional working capital financing. We cannot be certain that our current cash and cash equivalents and available credit will be adequate to effectively achieve our objectives. If we are unable to achieve our objectives, we may be unable to meet our debt covenants, be forced to develop and implement further restructuring plans or evaluate other strategic alternatives. Therefore, we are actively evaluating opportunities to raise additional capital and considering restructuring the terms of our existing debt as to provide more flexibility with regards to the working capital requirements of large deal opportunities, most notably the purchase of inventory and for sales and marketing initiatives, research and development, general corporate purposes and to repay indebtedness. Such additional capital may not be available on commercially attractive terms or at all.

We currently anticipate that our capital expenditures for fiscal 2009 will be approximately $8 million as we continue to invest in our planned operations. We may need to incur additional debt to finance these purchases.

Debt Facilities

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

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of the Company’s plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the rights offering and sale of Overallotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations.

In September 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. (“Quadrangle”) and Watershed Technology Holdings, LLC (“Watershed”), or their affiliates, which are significant holders of our common stock, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we were required to comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% (from 3.0%)or the Alternative Base Rate plus 3.50% (from 1.75%), at our option. The financing facility matures in October 2011.

On January 2, 2008, Quadrangle Debt Recovery Advisors LP (“QDRA”), an investor in our common stock, announced the completion of its spin-off from Quadrangle Group LLC. As part of the separation, QDRA changed its name to Monarch Alternative Capital LP (“Monarch”). Monarch holds the investment in our stock previously held by QDRA. Also, on January 2, 2008, Quadrangle’s position in the term loan was assumed by Monarch.

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

On August 25, 2008, we entered into the Fifth Amendment to the Senior Secured Credit Agreement (the “Fifth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Credit Parties thereto. The Fifth Amendment modifies permitted indebtedness restrictions to allow us to add a maximum of $20 million of permitted indebtedness through a combination of entering into an agreement with ECS United Kingdom plc to incur up to $20 million in debt in a financing arrangement and to enter into an agreement for a six month, $10 million line of credit to fund a guarantee in connection with a multi-year product deployment with the North German Group for High- and Highest- Performance Computers. The total leverage ratio and the minimum EBITDA requirement is effectively waived until the end of the first quarter in fiscal 2010. The total leverage ratio is amended to be 5.75 for the period ending September 25, 2009; 4.50 for the period ending December 25, 2009; 4.25 for the period ending March 26, 2010 and 3.5 for each fiscal quarter-end thereafter until and including September 30, 2011. Minimum EBITDA is amended to be $30 million as of September 25, 2009; $37.5 million as of December 25, 2009; $40 million as of March 26, 2010; and $45 million on June 25, 2010 and for each fiscal quarter-end until and including September 30, 2011. Also, a minimum global liquidity requirement of $15 million is established and fiscal year 2009 capital expenditures are limited to $10 million, and for following fiscal years to $15 million. Also, the interest rate on the Term Loan is increased by 2% with the entire increment payable at maturity on October 17, 2011. A fee of $662,500 is added to the principal and also payable at maturity.

At June 27, 2008, we had $132.5 million outstanding on our term loan and $20 million available under the revolving line of credit. Annual principal payments over the next five years for all amounts borrowed under the term loan are as follows (in millions): fiscal 2009—$13; fiscal 2010—$20; fiscal 2011—$24 and fiscal 2012—$76.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including: those related to customer programs and incentives, bad debts; inventory; warranty obligations, restructuring, incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Revenue Recognition. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Certain revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. Allocation of the total contract price between each element of the arrangement may impact the timing of revenue recognition, but will not change the total revenue recognized on the contract. For revenue arrangements that include or represent software products and services as well as any non-software deliverables for which a software deliverable is more than incidental to its functionality, we apply the accounting guidance in SOP 97-2, in determining the timing of revenue recognition.

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

Fresh-Start Accounting. Although we emerged from bankruptcy on October 17, 2006, we adopted fresh-start accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting required us to allocate our reorganization value to our assets and liabilities in a manner similar to that which is required under SFAS No. 141. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

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

Product Warranties. We provide for the estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We estimate our warranty obligation based on factors such as product life cycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. On a quarterly basis, these estimates are reviewed and adjusted as considered necessary based on the factors noted above. Changes in our product warranty liability due to a change in our warranty estimates were not material for all periods presented.

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

Valuation of goodwill and other intangible assets. If required, we review goodwill for impairment in the fourth quarter of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill.

In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the Consolidated Financial Statements in Part II, Item 8 of this Report. We determine the fair value of our reporting units using both an income approach and market approach. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s Goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We recorded an $8 million non-cash charge for the impairment of goodwill in fiscal 2006. We had no goodwill at June 27, 2008 and June 29, 2007. As a result, testing for goodwill impairment was not required.

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

During fiscal 2008, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of June 27, 2008. We included the impairment loss in interest and other income (expense), net for the year ended June 27, 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at June 27, 2008. It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results and forecasted operating results of SGI Japan. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period.

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

Restructuring. In recent fiscal years, we have recorded significant accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with employee termination costs are estimated in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS 5, Accounting for Contingencies, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. Estimates may be adjusted upward or downward upon occurrence of a future triggering event. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals.

Consideration Received from Resellers. Given the current and projected growth of our reseller business, accounting for consideration paid to our resellers is gaining importance. We account for this consideration using EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

As a result of fresh-start accounting, on a GAAP basis, we are unable to adjust the valuation allowance related to our pre-bankruptcy net operating losses against our tax provisions. Any recognized tax benefits, through the reduction in the valuation allowance established by the Predecessor Company, reduce goodwill and/or intangibles or increase additional paid in capital. However, a substantial portion of our net operating losses carried forward will continue to be usable against our future tax expenses from a cash standpoint.

In addition, the Successor Company was required to adopt FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, as of September 29, 2006. The Successor Company has completed its review of this accounting pronouncement for impact on its consolidated results of operations. The early adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Our exposure to interest rate risk relates primarily to our cash investment portfolio and our debt portfolio. Our cash is invested in very short term instruments such that we do not believe there would be a material adverse impact with a decrease in interest rate. The interest expense on our current debt portfolio would be adversely impacted due to an increase in interest rates. However, a decrease in interest rates would not have an adverse impact due to the interest rate floors that were established via the Third Amendment to the Senior Secured Credit Agreement.

Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in other income (expense), net. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. To protect against reductions in value caused by adverse changes in currency exchange rates, we have established a balance sheet risk management program. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the re-measurement losses and gains of the related foreign currency-denominated exposures. Our forward contracts generally have terms of 30 days or less. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in other income (expense), net. In response to large, long dated Euro sales contracts we purchased put options to protect against reductions in margin on revenues to be recorded within 12 months. Additional options may be purchased as additional Euro revenue is anticipated within 12 months. We recognize the gains and losses on foreign currency option contracts in other income (expense), net. At June 27, 2008, we had 1 forward contract of approximately $17 million and 7 option contracts that totaled approximately $38 million.

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

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. Given the nature of our debt and short term nature of our cash, cash equivalents and marketable investments, the risk of loss in fair value was determined to be zero to immaterial. Thus, a sensitivity analysis was not performed. For foreign currency exchange rate risk, a 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $2 million at June 27, 2008 and $6 million at June 29, 2007. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in increase in the aggregate fair value of our financial instruments of approximately $3 million at June 27, 2008 and approximately $6 million at June 29, 2007.

The financial instruments measured in the foreign currency exchange rate sensitivity analysis are used in our hedging program to reduce our overall corporate exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Silicon Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Silicon Graphics, Inc. and subsidiaries (the Company) as of June 27, 2008 (Successor Company) and June 29, 2007 (Successor Company), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 27, 2008 (Successor Company), the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II listed at Part IV, Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Graphics, Inc. and subsidiaries as of June 27, 2008 (Successor Company) and June 29, 2007 (Successor Company), and the results of their operations and their cash flows for the year ended June 27, 2008 (Successor Company), the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 24 to the consolidated financial statements, on September 19, 2006, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan of Reorganization (the Plan). The Confirmation Order became a final order on September 29, 2006 and the Company emerged from Chapter 11 on October 17, 2006. In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of September 29, 2006 as further described in Note 3 to the consolidated financial statements. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Mountain View, CA

September 22, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Silicon Graphics, Inc.:

We have audited Silicon Graphics, Inc. and subsidiaries’ (Silicon Graphics, Inc.) internal control over financial reporting, as of June 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Silicon Graphics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Silicon Graphics, Inc’s. internal control over financial reporting based on our audit.

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

In our opinion, Silicon Graphics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Graphics, Inc. and subsidiaries as of June 27, 2008 (Successor Company) and June 29, 2007 (Successor Company), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 27, 2008 (Successor Company), the nine months ended June 29, 2007 (Successor Company), the three months ended September 29, 2006 (Predecessor Company), and the year ended June 30, 2006 (Predecessor Company), and our report dated September 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, CA

September 22, 2008

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended Sep. 29, 2006	Year Ended June 30, 2006
Product and other revenue	$149,994	$187,805	$45,229	$223,259
Product revenue from related party	21,263	8,706	15,377	28,836
Global services revenue	182,886	144,553	61,199	266,710

Total revenue	354,143	341,064	121,805	518,805

Costs and expenses:
Cost of product and other revenue	137,411	162,362	42,710	177,328
Cost of global services revenue	113,253	91,446	32,265	143,105
Research and development	58,588	44,040	16,007	83,677
Selling, general and administrative	171,050	125,320	42,359	211,731
Impairment of goodwill	—	—	—	8,386
Other operating expenses, net	1,028	3,601	3,926	21,155

Total costs and expenses	481,330	426,769	137,267	645,382

Operating loss	(127,187)	(85,705)	(15,462)	(126,577)
Interest expense (contractual interest of $7,841 in the three-month period ended September 29, 2006 and $18,735 in 2006)	(6,312)	(4,532)	(7,688)	(16,445)
Interest expense from related parties	(6,893)	(4,347)	—	—
Interest and other income (expense), net	(3,511)	(355)	11,286	153
Income from equity investment	—	—	105	855

Loss before reorganization items and income taxes	(143,903)	(94,939)	(11,759)	(142,014)
Reorganization items, net	—	—	340,397	(7,826)

Income (loss) before income taxes	(143,903)	(94,939)	328,638	(149,840)
Income tax provision (benefit)	9,352	8,703	2,382	(3,646)

Net income (loss)	$(153,255)	$(103,642)	$326,256	$(146,194)

Net income (loss) per share:
Basic	$(13.55)	$(9.32)	$1.20	$(0.54)

Diluted	$(13.55)	$(9.32)	$0.77	$(0.54)

Weighted-average shares used to compute net income (loss) per share:
Basic	11,307	11,125	271,563	269,367

Diluted	11,307	11,125	423,875	269,367

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)

	June 27, 2008	June 29, 2007
Assets:
Current assets:
Cash and cash equivalents	$39,552	$69,887
Short-term marketable investments	258	223
Short-term restricted investments	4,292	6,763
Accounts receivable, net of allowance for doubtful accounts of $1,266 at 2008 and $2,012 at 2007	53,816	47,643
Inventories	72,601	54,354
Prepaid expenses	7,772	6,153
Other current assets	51,720	42,653

Total current assets	230,011	227,676
Restricted investments	1,872	302
Property and equipment, net	40,917	43,392
Other intangibles, net	55,399	71,264
Other non-current assets, net	86,996	66,424

	$415,195	$409,058

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$34,492	$14,387
Accrued compensation	28,878	27,896
Income taxes payable	2,798	2,209
Other current liabilities	38,502	44,420
Current portion of long-term debt ($6,902 from related parties at 2008 and none at 2007)	12,750	261
Current portion of deferred revenue	126,138	84,798
Current portion of restructuring liability	1,242	1,410

Total current liabilities	244,800	175,381
Long-term debt ($64,835 from related parties at 2008 and $49,237 at 2007)	119,750	85,000
Non-current portion of deferred revenue	70,524	32,362
Long-term income taxes payable	23,715	20,902
Other non-current liabilities	12,782	10,954

Total liabilities	471,571	324,599
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized;	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,592,470 and 11,125,000 shares issued and outstanding at 2008 and 2007, respectively	198,288	188,101
Accumulated other comprehensive income	2,233	—
Accumulated deficit	(256,897)	(103,642)

Total stockholders’ equity (deficit)	(56,376)	84,459

Total liabilities and stockholders’ equity	$415,195	$409,058

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(153,255)	$(103,642)	$326,256	$(146,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Effect of plan of reorganization and revaluation of assets and liabilities	—	—	(342,996)	—
Depreciation and amortization	39,068	31,780	10,202	48,343
Amortization of premium and discount on long-term debt, net	—	—	—	(3,147)
Write-off of in-process research and development	2,400	500	—	—
Impairment of equity investment	6,149	—	—	—
Amortization of inventory fair value adjustment to cost of revenue	4,820	22,114	—	—
Utilization of pre-petition foreign tax loss carryforwards	5,489	4,969	—	—
Non-cash recovery for reorganization items	—	—	—	(6,214)
Impairment of goodwill	—	—	—	8,386
Stock-based compensation expense	4,129	2,213	122	2,184
Gain on sale of equity investment	(4,324)	—	(9,848)	—
Non-cash restructuring charges (recoveries)	—	—	(174)	(1,587)
Other	(151)	(679)	(1,300)	(110)
Changes in operating assets and liabilities:
Accounts receivable	(5,480)	3,386	8,187	34,917
Inventories	(27,719)	8,868	(13,639)	(3,324)
Accounts payable	19,569	(44,589)	6,361	(49,123)
Accrued compensation	2,570	3,542	2,616	(4,838)
Deferred revenue	79,502	89,384	(18,189)	34,445
Accounts payable and accrued liabilities subject to compromise	—	—	—	72,490
Other assets and liabilities	(37,893)	(67,953)	5,844	(76,893)

Net cash used in operating activities	(65,126)	(50,107)	(26,558)	(90,665)

Cash flows from investing activities:
Marketable investments:
Purchases	(985)	(186)	(168)	(666)
Maturities	760	126	107	503
Restricted investments:
Purchases	(7,442)	(19,736)	(6,686)	(43,524)
Maturities	9,228	64,897	5,580	35,278
Proceeds from sale of equity investment	4,324	—	18,690	—
Purchases of property and equipment	(10,072)	(9,970)	(1,064)	(7,028)
Decrease (increase) in other assets	(5,585)	2,653	(2,327)	(4,679)

Net cash provided by (used in) investing activities	(9,772)	37,784	14,132	(20,116)

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Cash flows from financing activities:
Payments of debt principal and exit financing	(32,197)	(16,561)	(130,007)	(78,678)
Proceeds from debt borrowings	79,500	16,000	85,000	50,000
Proceeds from debtor-in-possession financing	—	—	29,825	128,000
Payments of debt issuance costs	(2,047)	—	(896)	(1,547)
Net proceeds from financing arrangements	—	73	—	559
Proceeds from employee stock plans	7	—	—	2,873
Acquisitions of common stock for restricted stock unit withholding tax	(700)	—	—	—
Proceeds from issuance of stock	—	—	56,529	—

Net cash provided by (used in) financing activities	44,563	(488)	40,451	101,207

Net increase (decrease) in cash and cash equivalents	(30,335)	(12,811)	28,025	(9,574)
Cash and cash equivalents at beginning of period	69,887	82,698	54,673	64,247

Cash and cash equivalents at end of period	$39,552	$69,887	$82,698	$54,673

Supplemental cash flow information:
Cash paid for interest	$11,521	$7,256	$2,757	$13,453
Cash paid for income taxes, net of refunds	$(1,029)	$2,573	$2,763	$2,302
Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued in connection with purchase of assets	$6,751	$—	$—	$—

See accompanying notes to consolidated financial statements.

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Predecessor Company
Balance at June 24, 2005	$1,555,033	$(1,721,981)	$(6,792)	$(17,448)	$(191,188)
Components of comprehensive loss:
Net loss	—	(146,194)	—	—	(146,194)
Currency translation adjustments	—	—	—	(982)	(982)
Change in unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	(1,567)	(1,567)

Total comprehensive loss					(148,743)
Net issuance of common stock (9,054,401 shares) and treasury stock (12,037 shares) under employee stock plans	2,942	(26)	32	—	2,948
Stock-based compensation	2,184	—	—	—	2,184
Increase in interest in equity investment	4,345	—	—	—	4,345

Balance at June 30, 2006	1,564,504	(1,868,201)	(6,760)	(19,997)	(330,454)

Components of comprehensive income:
Net income	—	326,256	—	—	326,256
Currency translation adjustments	—	—	—	95	95

Total comprehensive income					326,351
Stock-based compensation	4,103	—	—	—	4,103
Cancellation of Predecessor Company common stock (274,247,196 shares) and treasury stock (640,565 shares)	(1,568,607)	1,541,945	6,760	19,902	—
Issuance of Successor Company common stock (11,125,000 shares) to creditors	185,888	—	—	—	185,888

Successor Company
Balance at September 29, 2006	185,888	—	—	—	185,888

Components of comprehensive loss:
Net loss	—	(103,642)	—	—	(103,642)

Total comprehensive loss					(103,642)
Stock-based compensation	2,213	—	—	—	2,213

Balance at June 29, 2007	188,101	(103,642)	—	—	84,459

SILICON GRAPHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share amounts)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Components of comprehensive loss:
Net loss	—	(153,255)	—	—	(153,255)
Changes in pension unrecognized net actuarial gain and unrecognized transition costs	—	—	—	2,233	2,233

Total comprehensive loss					(151,022)
Stock-based compensation	4,129	—	—	—	4,129
Net issuance of common stock (77,470 shares) under employee stock plans	7	—	—	—	7
Shares traded for tax in connection with the vesting of RSUs	(700)	—	—	—	(700)
Issuance of common stock (390,000 shares) for purchase of assets	6,751	—	—	—	6,751

Balance at June 27, 2008	$198,288	$(256,897)	$—	$2,233	$(56,376)

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

We have incurred operating losses and negative cash flows from operations during each of the past several fiscal years. Our working capital deficit as of June 27, 2008 was $15 million, compared to a surplus of $52 million at June 29, 2007. Additionally, we had stockholders’ deficit of $56 million as of June 27, 2008, compared to stockholders’ equity of $84 million at June 29, 2007. Our unrestricted cash and marketable investments at June 27, 2008 totaled $40 million, compared to $70 million at June 29, 2007.

On October 17, 2006, we successfully completed a reorganization and emerged from bankruptcy. As more fully described in Note 24 below, the emergence from bankruptcy resulted in a new reporting entity and adoption of fresh-start accounting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going-concern is dependent upon, among

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other things: our ability to achieve profitability; our ability to maintain adequate cash on hand; our ability to generate cash from operations; and our ability to continue implementing our revenue and cost stabilization initiatives. We may be unable to achieve these objectives in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

For the period subsequent to the Petition Date and prior to emergence, the accompanying consolidated financial statements were prepared in accordance with SOP 90-7. Accordingly, interest was not accrued on debt subject to compromise subsequent to the Petition Date. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $0.2 million and $2.0 million for the three months ended September 29, 2006 and fiscal 2006, respectively. Reorganization items, which included the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, were reported separately as reorganization items in the Predecessor Company’s consolidated statements of operations.

Fresh-Start Accounting

Although we emerged from bankruptcy on October 17, 2006, we adopted fresh-start accounting as of September 29, 2006 in accordance with SOP 90-7. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting requires the Successor Company to allocate its reorganization value to its assets and liabilities in a manner similar to that which is required understatement of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination. Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information disclosed under the heading “Successor Company” is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Company”. While all amounts reflected in this Form 10-K are reported in accordance with accounting principles generally accepted in the United States, in Item 7, of this Report we explain our results of operations excluding the impact of fresh-start accounting in order to provide transparency in our financial reporting. We believe that such a presentation is necessary to facilitate period-to-period comparisons of our performance. For further information on fresh-start accounting, see Note 3.

The consolidated balance sheets as of June 27, 2008 and June 29, 2007 include the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The statements of operations and cash flows for the three-month period ended September 29, 2006 and fiscal 2006 reflect the operations of the Predecessor Company, which includes the gain from the effects of the Plan of Reorganization and the application of fresh-start accounting. The adoption of fresh-start accounting had a material effect on the consolidated financial statements as of June 27, 2008, June 29, 2007 and September 29, 2006. However, the adoption of fresh start accounting will continue to have a material impact on the consolidated statements of operations for periods subsequent to June 27, 2008.

In addition, we were required to adopt accounting pronouncements that would have been effective within 12 months of our adoption of fresh-start accounting. As a result, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, Staff Accounting Bulletin (“SAB”) No. 108, Considering

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, and EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement as of September 29, 2006. The early adoption of these pronouncements did not have a material effect on our financial position, results of operations, or cash flows.

Reclassifications. Certain revisions have been made to all periods presented in the consolidated financial statements to conform to the current year presentation.

Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period, except for inventory, property, plant and equipment and certain other assets and deferred revenue, which we remeasure at their historical exchange rates. We translate revenues and expenses using rates of exchange in effect during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. We are a U.S. dollar functional currency company and the functional currency for our international operations is the U.S. dollar. As such, translation adjustments resulting from remeasuring the financial statements of subsidiaries into U.S. dollar are included in our results of operations. For fiscal year 2008, the nine months ended June 29, 2007, the three months ended September 29, 2006 and fiscal 2006, currency transaction losses net of hedging gains or losses, were not significant to our results of operations.

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

Cash Equivalents and Marketable and Restricted Investments. Cash equivalents consist of high credit quality money market instruments with an original maturity date less than 90 days. Short-term marketable investments and restricted investments consist of both high credit quality money market instruments and high credit quality debt securities with maturities of one year or less, and are stated at fair value.

At June 27, 2008 and June 29, 2007, our restricted investments consisted of short- and long-term investments that are pledged as collateral against guarantee instruments. Restricted investments are held in our name by major financial institutions.

The cost of securities sold is based upon specific identification. We include realized gains and losses and declines in value of available-for-sale securities that we judge to be other-than-temporary in interest income and other, net.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories. Manufacturing inventories are generally stated at the lower of cost (first-in, first-out) or market. Pursuant to fresh start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value at that date. Demonstration systems are stated at cost less depreciation, generally based on a fifteen-month life. Costs include material, labor and manufacturing overhead.

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

Capitalized Software. In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs incurred to acquire or create internal use software, principally related to software license fees, software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are included in property and equipment and are amortized over periods of three to five years.

Long-Lived Assets. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used”, including property and equipment, assets under capital leases, spares inventory and long term prepaid assets subject to amortization, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of a long-lived asset may not be recoverable, such as a significant current period operating or cash flow loss combined with a history of such losses. Under SFAS 144, an impairment loss would be calculated when the sum of the estimated future undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount of the asset. Because of our fiscal 2008 operating and cash flow losses and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2008; based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. Nonetheless, it is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Other Assets. Other assets include spare parts that are generally depreciated on a straight-line basis over an estimated useful life of five years.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases and leasehold improvements. We record leases as capital or operating leases and account for leasehold improvements in accordance with SFAS No. 13, Accounting for Leases and related literature. Rent expense for operating leases is recorded in accordance with Financial Accounting Standards Board Technical Bulletin (“FTB”) No. 88-1, Issues Relating to Accounting for Leases. This FTB requires lease agreements that include periods of free rent or other incentives, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Income taxes. We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which do not meet the more likely than not criteria established by SFAS No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be decreased, impacting future income tax expense. The effective tax rate is highly dependent upon the geographic distribution of our worldwide income or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected. We early adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”) on September 29, 2006 and there was no material impact to our consolidated results of operations or statement of position.

Pension Obligations. We account for our defined benefit pension plan in accordance with FAS 158 and the plan is managed by a third party. We recognize the funded status of our defined benefits plans as the difference between fair value of restricted plan assets and the projected benefit obligation. The fair value of restricted plan assets as of June 27, 2008 and as of June 29, 2007, were $2.8 million and $2.0 million, respectively. The projected benefit obligations as of June 27, 2008 and as of June 29, 2007, were $11.7 million and $10.4 million, respectively. The net obligation of $8.9 million and $8.4 million as of June 27, 2008 and June 29, 2007, respectively, have been included primarily in other non-current liabilities in our consolidated balance sheets. In addition, we included the cash surrender value of non-restricted plan assets of $8.8 million and $6.9 million at June 27, 2008 and June 29, 2007, respectively, primarily in other non-current assets. The impact of pension activity is not material to our statement of operations in any period presented. See note 15 for additional information.

Revenue Recognition. We enter into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes SGI product, third party product or services, SGI consulting services and SGI maintenance services.

We apply Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment, we first apply the separation criteria within FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”) to separate the deliverables falling within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the criteria are met on all undelivered elements, or the entire arrangement has been delivered. If objective and reliable evidence of fair value is available for all elements of the arrangement, revenue is allocated to each element based upon the relative fair value of each element to the total arrangement value. The price charged when an element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then allocate the residual value to the delivered elements. In the absence of fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting and revenue for the delivered elements is deferred until the undelivered elements have been delivered (For those transactions under the Guidance of Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition see accounting treatment below).

In multiple element revenue arrangements that include software that is more than incidental to the products or services as a whole, software and software-related elements are accounted for in accordance with SOP 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Software-related elements include software products and services, as well as any non-software deliverable for which a software deliverable is essential to its functionality. We allocate revenue to each element based upon vendor-specific objective evidence (“VSOE”) of the fair value of the element or, if VSOE is not available, by application of the residual method. VSOE of fair value for an element is based upon the price charged when the element is sold separately.

Effective for fiscal 2006, and for certain of our storage solution arrangements whereby software is essential to the functionality, we are applying the accounting guidance in SOP 97-2, in determining the timing of revenue recognition. In conjunction with business turnaround activities initiated during fiscal 2006, we shifted our sales and marketing efforts for certain of our products that include SGI proprietary software to drive a total solution sales approach. We evaluated this shift in strategy against the indicators offered in SOP 97-2, along with other considerations, in reaching the conclusion that, effective for fiscal 2006, these same products should be accounted for under the provisions of SOP 97-2. We are not able to establish VSOE on our post-contract customer support (“PCS”) services for all arrangements. Accordingly, when PCS is an element of these sale arrangements, revenue and the related costs (product and third-party consulting) on the entire arrangement will generally be deferred and recognized over the initial customer support period. However, we are able to establish a VSOE value on PCS services on some arrangements based on a stated renewal price for PCS services and in these instances the Company allocates revenue to each element using the residual method.

Occasionally, we enter into a multiple-element arrangement in which substantial modification of software is one element of the arrangement and that software does not provide separate value to the

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer. In this instance, the entire arrangement is accounted for in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion revenue recognition is applied when we can reasonably estimate costs and progress toward completion. We recognize revenue as work progresses based on the percentage that incurred costs to date bear to estimated total costs. If we are unable to reasonably estimate costs and progress toward completion, we utilize the completed contract method of revenue recognition. Notwithstanding the recognition of revenue using this method, the contracts are reviewed on a regular basis to determine whether a loss contract exists. A loss will be accrued in the period in which estimated contract revenue is less than the current estimate of total contract costs. Revenue recognized under these arrangements is not significant for any periods presented.

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

Certain of our customers prefer to acquire our products under a sales type lease arrangement. We recognize revenue on these arrangements when the criteria under SFAS 13, Accounting for Leases, and SAB 104, Revenue Recognition, have been met. The resulting receivables generated under these arrangements are generally sold to unrelated financing companies and are accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with the criteria set forth in SFAS 140, a transfer of such receivables is recorded as a sale of assets. We do maintain an unguaranteed residual value in the products sold under sales-type lease arrangements. We record this unguaranteed residual value as an asset on our balance sheet and measure it based on the estimated fair market value of the equipment at the end of the lease term. We separately estimate this residual value for each significant product family considering the following factors: historical data regarding recovery of residual values, our current assessment of market conditions for used equipment, and any forward-looking projections we deem significant, particularly those relating to upcoming technology or changing market conditions. We periodically evaluate the residual values for indicators of other-than-temporary decline, in which case we would adjust the recorded residual values; we would not recognize any increase in residual values until the used equipment is resold. The amount of our unguaranteed residual value interests in leases were $1.6 million at June 27, 2008

Service Revenue. We recognize service revenue when persuasive evidence of an arrangement exists, the service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue related to future commitments under customer support contracts is deferred and

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized ratably over the related contract term. Consulting and installation revenue is generally recognized when the service has been performed. Service revenue includes third-party product and is subject to the revenue policies that apply to product revenue.

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

Product Warranty. At the time of sale, we provide for an estimated cost to warrant our products against defects in materials and workmanship for a period of one to three years on UNIX and Linux systems and up to three years on storage systems.

Advertising Costs. We record advertising costs as expense in the period in which the costs are incurred. Advertising expense was $1.2 million for fiscal 2008, $0.6 million for the nine months ended June 29, 2007, $0.5 million for the three months ended September 29, 2006 and $1.6 million for fiscal 2006.

Per Share Data. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income or loss by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

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

In June 2007, the EITF issued a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). The EITF reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executory contract arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The consensus in EITF 07-3 is effective for us in the fiscal year beginning June 28, 2008. We are currently evaluating the impact, if any, of the adoption of EITF 07-3 on our consolidated financial position, results of operations and cash flows.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, The FASB issued FASB Staff Position FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us in the fiscal year beginning June 27, 2009. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.

Note 3. Fresh-Start Accounting

On September 19, 2006, the Court confirmed the Plan. Our emergence from Chapter 11 proceedings on the Effective Date resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of September 29, 2006. Reorganization adjustments were made to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting.

Reorganization adjustments resulted primarily from:

•	changes in the carrying values of assets and liabilities to reflect fair values, including the establishment of certain intangible assets;

•	discharge of the Predecessor Company’s pre-petition liabilities in accordance with the Plan;

•	addition of new financing;

•	cash distributions paid or payable to pre-petition creditors; and

•	issuance of Successor Company common stock and cancellation of Predecessor Company common stock.

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the valuations will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation.

As a result of the adoption of fresh-start accounting, our post-emergence financial statements are not comparable with our pre-emergence financial statements, because they are, in effect, those of a new entity.

Note 4. Stock-Based Compensation

Successor Company

The Plan became effective and we emerged from bankruptcy on October 17, 2006. We applied fresh-start accounting effective September 29, 2006 and, as a result, the Predecessor Company’s common stock was cancelled as of the Emergence Date and no distribution was made to holders of such stock. The equity structure of the Successor Company is discussed below.

Successor Company Common Stock

On the Emergence Date, the Successor Company, a Delaware corporation, filed a restated certificate of incorporation (“New Certificate”). The New Certificate authorizes 25,000,000 shares of new Successor Company common stock (“common stock”) with $0.01 par value per share. Pursuant to the Plan, the Successor Company issued 11,125,000 shares of common stock to certain creditors in satisfaction of claims and upon exercise of stock purchase rights and Overallotment options.

On November 1, 2007, we filed a shelf registration statement on Form S-3 with the SEC to register the sale of an aggregate of up to $100 million of our common stock for sale in one or more primary offerings that we may choose to effect in the future. The registration statement was declared effective on February 14, 2008. The terms of a future offering, if any, would be described in an amendment to the registration statement, a prospectus supplement or a free-writing prospectus to be filed with the SEC.

Successor Company Preferred Stock

The New Certificate authorizes 5,000,000 shares of undesignated preferred stock, $0.01 par value per share. Currently, no shares of preferred stock have been designated or issued.

Successor Company Share-Based Compensation Plans

Management Incentive Plan

On the Emergence Date, the Silicon Graphics, Inc. Management Incentive Plan (“MIP”) became effective pursuant to the Plan. The MIP will terminate ten years after the Effective Date unless terminated sooner. The number of shares of the Successor Company’s common stock issuable under the MIP was initially 1,250,000 shares. On November 19, 2007, our stockholders approved an amended and restated MIP. The amendment and restatement of the MIP increased the number of shares issuable thereunder from 1,250,000 to 2,473,750.

The MIP is administered by our Compensation Committee pursuant to authority delegated by our Board of Directors (“Board”). The MIP permits us to issue a variety of equity incentives, including options to purchase our common stock and restricted stock units (“RSUs”). RSUs represent the right to

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity grants that terminate by expiration, forfeiture, cancellation, or otherwise, or that are settled in cash in lieu of shares, result in shares being again available for grant. Also, if the exercise price or tax withholding requirements of an equity grant are satisfied by tendering shares to the Successor Company, only the number of shares issued, net of the shares tendered, is deemed issued under the MIP.

As of June 27, 2008, stock options exercisable for 1,384,220 shares and RSUs pursuant to which 253,391 shares were issuable were outstanding under the MIP. As of June 27, 2008, 763,633 shares were available for issuance pursuant to future equity grants under the MIP.

On March 30, 2007, we entered into an agreement to issue 20,619 RSUs to Dennis McKenna, our then President and Chief Executive Officer, in recognition of past services rendered to us, including leading the company through bankruptcy and its emergence out of bankruptcy and to compensate him for the loss of Predecessor Company stock options that he forfeited pursuant to the bankruptcy process. Under the terms of this agreement, the RSUs vested immediately on the date of grant, but were not issuable until six months following the date of his separation (April 6, 2007). The fair value of the RSUs on the date of grant was $30.22 per unit. The RSUs were released in October 2007.

On April 9, 2007, we named Robert “Bo” Ewald our Chief Executive Officer to replace Mr. McKenna. On April 16, 2007, Mr. Ewald was granted an option to purchase 241,142 shares of our common stock at $30.26 per share under the MIP. The shares under the option vest in 48 equal monthly installments.

Non-MIP Equity Grants

On April 17, 2007, Mr. Ewald also received 46,358 RSUs that were authorized as a non-MIP equity grant. The fair value of the RSUs on the date of grant was $30.26 per unit. The RSUs vest in 48 equal monthly installments, which are released annually each December 31. As of June 27, 2008, 7,726 RSUs had been released and 38,632 were outstanding, of which 5,795 were vested but not yet releasable.

Employee Stock Purchase Plan

On November 19, 2007, our stockholders approved the Silicon Graphics, Inc. 2007 Employee Stock Purchase Plan (the “ESPP”). A maximum of 500,000 shares of our common stock may be sold pursuant to purchase rights granted under the ESPP. The ESPP is administered by our Compensation Committee, pursuant to authority delegated by our Board. References to the Board in this Note 4 are also references to our Compensation Committee.

Under the terms of the ESPP, the Board may from time to time grant purchase rights to eligible employees in an offering period, which consists of one or more purchase periods, on offering dates selected by the Board. Purchase rights may only be granted to eligible employees, who may elect to

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 27, 2008, no purchase rights had been granted under the ESPP and 500,000 shares of common stock remained available for issuance.

Successor Company Stock-Based Compensation

Determining Fair Value of Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatility is primarily a weighted average of peer companies’ historical and implied volatility and our historical volatility. The expected life has been calculated for all outstanding grants using the “simplified” approach as described in SEC Staff Accounting Bulletins SAB No. 107 and SAB No. 110 (“SAB 110”). We selected the simplified approach because we grant “plain vanilla” options as defined in SAB 110 and we have insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our new common stock has been publicly traded. For purposes of performing our valuation, we combine employees and directors into one group. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The amounts listed below represent the weighted averages.

	Year Ended June 27, 2008	Nine Months Ended June 29, 2007
Expected volatility	37.63%	41.39%
Expected term (in years)	4.5	4.5
Risk-free rate	3.40%	4.49%
Expected dividends	—	—

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our consolidated statements of operations for these share-based compensation arrangements were as follows (in thousands):

	Year Ended June 27, 2008	Nine Months Ended June 29, 2007
Stock-based compensation expense included in:
Cost of product and other revenue	$138	$51
Cost of global services revenue	115	63
Research and development	1,198	514
Selling, general and administrative	2,678	1,585

Total stock-based compensation expense before income taxes	4,129	2,213
Income tax benefit recognized	—	—

Total stock-based compensation expense after income taxes	$4,129	$2,213

As of June 27, 2008, there was $7.4 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 3.0 years. Additionally, as of June 27, 2008, there was $5.0 million of unrecognized stock-based compensation expense related to unvested RSUs that we expect to vest over a weighted-average period of 2.5 years.

Stock based compensation is recognized on a straight line basis. Because the amount of stock-based compensation associated with the cost of production is not significant, we have not capitalized any stock-based compensation expense as part of inventory or property and equipment during fiscal 2008 and the nine months ended June 29, 2007.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of June 27, 2008 and changes during fiscal 2008 and the nine months ended June 29, 2007 were as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at September 29, 2006	—	$—	—	$—
Options granted	1,099	$21.84
Options exercised	—	—
Options forfeited or expired	(64)	$18.69

Options outstanding at June 29, 2007	1,035	$22.04	6.40	$5,959
Options granted	487	$18.07
Options exercised	—	$—
Options forfeited or expired	(138)	$20.82

Options outstanding at June 27, 2008	1,384	$20.77	5.71	$—

Options vested and exercisable at June 27, 2008	364	21.27	5.09	$—

Options expected to vest at June 27, 2008	1,269	$20.80	5.69	$—

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value represents the difference between our closing stock price on the last trading day of the fiscal periods, June 27, 2008 and June 29, 2007, which were $5.70 and $ 26.54, respectively, and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their “in the money” options on June 27, 2008 and June 29, 2007. The weighted-average fair value of options granted during fiscal 2008 and the nine-month period ended June 29, 2007 was $6.57 and $8.78, respectively.

Summary of Restricted Stock Units

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU on the date of grant, ratably over the period during which the vesting restrictions lapse.

Unvested restricted stock units outstanding as of June 27, 2008 and changes during fiscal 2008 and the nine months ended June 29, 2007, including non-MIP grants, were as follows (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 29, 2006	—	$—
RSUs granted	312	$21.33
RSUs vested and released	—	$—
RSUs forfeited	(23)	$19.45

RSUs outstanding at June 29, 2007	289	$21.48
RSUs granted	166	$18.05
RSUs vested and released	(121)	$21.32
RSUs forfeited	(42)	$20.41

RSUs outstanding at June 27, 2008	292	$19.17

Of the RSUs released during fiscal 2008, 43,436 units were withheld to satisfy the tax withholding requirement (valued at $0.7 million) for the total number of units that vested. The aggregate intrinsic value of RSUs outstanding was $1.6 million and $7.8 million as of June 27, 2008 and June 29, 2007, respectively. The weighted average fair value of the RSUs that vested during fiscal 2008 was $16.05 per share.

Other Disclosures Pertaining to All Successor Company Share-Based Compensation Plans

Cash received from option exercises under share-based payment arrangements during fiscal 2008 was $7 thousand. No cash was received from option exercises under share-based payment arrangements during the nine months ended June 29, 2007. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during fiscal 2008 and the nine months ended June 29, 2007.

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

Predecessor Company Share-Based Compensation Plans

During the three-month period ended September 29, 2006 and fiscal 2006, the Predecessor Company had three active share-based compensation plans. In addition, the Predecessor Company’s Board of Directors approved two equity awards to the Predecessor Company’s then President, Chief Executive Officer and Chairman of the Board. The Predecessor Company continued to record stock-based compensation expense in its results of operations during the Chapter 11 proceedings. All share-based compensation plans and agreements, including outstanding common stock, stock options, and restricted stock awards issued under these plans, were cancelled on the Emergence Date in accordance with the Plan and the holders received no recovery.

The Predecessor Company’s Amended and Restated 1993 Long-Term Incentive Stock Plan (the “1993 Plan”) permitted the grant of up to 3,800,000 restricted shares of Predecessor Company common stock and up to 30,938,808 options for the purchase of the Predecessor Company’s common stock. The 1993 Plan also permitted the issuance of stock appreciation rights. Option awards were generally granted with an exercise price equal to the market price of Predecessor Company’s common stock at the date of grant and the awards generally vested over four years and had seven-year contractual terms. Restricted share awards generally vested in four annual installments.

The Predecessor Company’s Amended and Restated 1996 Supplemental Non-Executive Equity Incentive Plan (the “1996 Plan”) permitted the grant of up to 22,500,000 shares of Predecessor Company common stock. Awards under the 1996 Plan included options and restricted share awards. Option awards were generally granted with an exercise price equal to the market price of Predecessor Company common stock on the date of grant, generally vested based over years and had seven-year contractual terms. Restricted share awards generally vested in four annual installments.

The Predecessor Company’s Amended and Restated 1998 Employee Stock Purchase Plan (the “1998 ESPP”) allowed eligible employees to purchase Predecessor Company stock through payroll deductions at 85% of the lower of the closing price for the stock at the beginning or the end of six-month purchase periods. Purchases were limited to 10% of each employee’s compensation and could not exceed amounts set by the Board of Directors. On January 26, 2006, the Predecessor Company’s Board of Directors suspended new offering periods under the 1998 ESPP.

On February 1, 2006, the Predecessor Company’s Board of Directors approved the grant of 5,368,044 non-qualified stock options to Dennis McKenna, then President, Chief Executive Officer, and Chairman of the Board. These options would have cliff vested 25% on February 1, 2007 and then in equal quarterly installments over the remaining 36 months. The exercise price was $0.35 per share and would have expired in seven years from the date of grant. All 5,368,044 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and Mr. McKenna received no recovery.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also on February 1, 2006, the Predecessor Company’s Board of Directors approved the issuance of 2,684,022 shares of restricted common stock to Mr. McKenna. Under the terms of this agreement, the shares would have vested and would have been non-forfeitable over a two-year period ending February 1, 2008. Three-eighths of the shares would have vested on December 31, 2006 and the remaining five-eighths would have vested in quarterly installments beginning February 1, 2007. All 2,684,022 shares were cancelled upon emergence from bankruptcy on the Emergence Date in accordance with the Plan and Mr. McKenna received no recovery.

As a result of the cancellation of all of the Predecessor Company share-based compensation plans and agreements, upon emergence from Chapter 11 we accelerated approximately $4 million of unrecognized compensation expense related to unvested awards granted under various Predecessor Company plans. The expense was recorded as a reorganization item during the first quarter of fiscal 2007.

Predecessor Company Stock-based Compensation

Adoption of SFAS 123(R)

Effective June 25, 2005, the Predecessor Company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during fiscal 2006 included the following: (a) compensation cost related to any share-based payments granted through, but not vested as of June 24, 2005, and (b) compensation cost for any share-based payments granted subsequent to June 24, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Predecessor Company recognized compensation expense for the fair values of these options and awards, which had graded vesting, on a straight-line basis over the requisite service period of each of the options and awards.

Predecessor Company Stock-Based Compensation Expense

The compensation costs included in the Predecessor Company’s results of operations and the total income tax benefit, if any, that the Predecessor Company recognized in the statement of operations for its share-based compensation arrangements for the three months ended September 29, 2006 and fiscal year 2006 were as follows (in thousands):

	Predecessor Company
	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Stock-based compensation expense included in:
Cost of product and other revenue	$—	$88
Cost of global services revenue	—	242
Research and development	—	611
Selling, general and administrative	122	1,243
Reorganization items	3,981	—

Total stock-based compensation expense before income taxes	4,103	2,184
Income tax benefit recognized	—	—

Total stock-based compensation expense after income taxes	$4,103	$2,184

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the amount of share-based compensation associated with Predecessor Company cost of production is not significant, the Predecessor Company did not capitalize any share-based compensation cost as part of inventory and fixed assets during the three months ended September 29, 2006 or fiscal 2006. In the three months ended September 29, 2006, there were no cash proceeds from the exercise of stock options. Net cash proceeds from the exercise of stock options were $0.4 million during fiscal 2006. No income tax benefit was realized from stock option exercises during the three months ended September 29, 2006 and fiscal 2006. In accordance with SFAS 123(R), the Predecessor Company presented excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. The incremental stock-based compensation expense associated with the adoption of SFAS 123(R) in fiscal 2006 was $2 million. As a result of the cancellation of the Predecessor Company’s share-based compensation plans and agreements, upon emergence from Chapter 11 we accelerated approximately $4 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Predecessor Company’s various plans. The expense was recorded as a reorganization item during the first quarter of fiscal 2007.

Valuation of Predecessor Company Stock Options

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of the Predecessor Company’s common stock. We used historical data to estimate the options’ expected term, which represented the period of time that options granted were expected to be outstanding. For purposes of performing our valuation, we separated our employees into two groups. Employees in each group had similar historical exercise behavior. The risk-free rate for periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The amounts listed below represent the weighted averages for the two groups of employees.

Predecessor Company
Year Ended June 30, 2006

Expected volatility	110% – 126%

Expected term (in years)	2.34 – 3.67

Risk-free rate	3.96% – 4.90%

Expected dividends	—

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Predecessor Company Stock Options

A summary of options under all of the Predecessor Company share-based compensation plans as of September 29, 2006 and changes during the three months ended September 29, 2006 and fiscal year ended June 30, 2006 were as follows (in thousands, except exercise price and contractual term):

	Predecessor Company
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 24, 2005	35,441	$2.58	6.10	$841
Options granted	5,788	$0.37
Options exercised	(746)	$0.54
Options forfeited or expired	(9,492)	$2.40

Options outstanding at June 30, 2006	30,991	$2.27	5.33	$—
Options granted	—	$—
Options exercised	—	$—
Options forfeited or expired	(7,328)	$3.64
Options canceled upon emergence from bankruptcy	(23,663)	$1.85	—	—

Options outstanding at September 29, 2006	—	—	—	—

The aggregate intrinsic value represents the difference between the Predecessor Company’s closing stock price on the last trading day of the fiscal period, June 30, 2006, which was $0.046, and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their “in the money” options on June 30, 2006. The weighted-average fair value of options granted during fiscal 2006 was $0.27. The total intrinsic value of options exercised during fiscal 2006 was $0.2 million.

Summary of Predecessor Company Restricted Stock Units

RSUs were generally subject to forfeiture if employment terminated prior to the release of vesting restrictions. The Predecessor Company expensed the cost of the RSUs, which was determined to be the fair market value of the shares underlying the RSU on the date of grant, ratably over the period during which the vesting restrictions lapsed.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested RSUs as of September 29, 2006 and changes during the three months ended September 29, 2006 and the fiscal year ended June 30, 2006 were as follows (in thousands, except weighted average grant date fair value):

Predecessor Company
	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at June 24, 2005	—
RSUs granted	2,684	$0.35
RSUs vested and released	—
RSUs forfeited	—

RSUs outstanding at June 30, 2006	2,684	$0.35
RSUs granted	—
RSUs vested and released	—
RSUs forfeited	—
RSUs canceled upon emergence from bankruptcy	(2,684)	$0.35

RSUs outstanding at September 28, 2006	—

Predecessor Company Employee Stock Purchase Plan

The fair value of each option element of the Predecessor Company’s 1998 ESPP was estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model using the assumptions noted in the following table. The expected volatility was based on historical volatility of the Predecessor Company’s stock. The expected term represented the six-month purchase period of the Predecessor Company’s 1998 ESPP. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Predecessor Company
Year Ended June 30, 2006
Expected volatility	72%
Expected term	6 months
Risk-free rate	3.79%
Expected dividends	—

During fiscal 2006, 5,615,464 shares of the Predecessor Company’s common stock were issued under the 1998 ESPP. On January 26, 2006, the Predecessor Company’s Board of Directors suspended new offering periods under the 1998 ESPP.

Other Disclosures Pertaining to All Predecessor Company Share-Based Compensation Plans

Cash received from option exercises and stock purchased under the 1998 ESPP during fiscal 2006 was $2.9 million. No tax benefits were realized for the tax deductions from share-based payment arrangements in fiscal 2006 as a result of the Predecessor Company’s net operating loss.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Other Operating Expense

Other operating expense was as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended Sep. 29, 2006	Year Ended June 30, 2006
Restructuring and impairment charges, net	$1,028	$1,505	$3,926	$21,155
Bankruptcy-related charges	—	2,096	—	—

	$1,028	$3,601	$3,926	$21,155

Note 6. Net Income (Loss) per Share

Set forth below is a reconciliation of basic and diluted (loss) or income per share from operations (in thousands, except per share amounts):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended Sep. 29, 2006	Year Ended June 30, 2006
Net income (loss)	$(153,255)	$(103,642)	$326,256	$(146,194)

Weighted average shares outstanding—basic	11,307	11,125	271,563	269,367
6.50% Senior Secured Convertible Notes	—	—	150,862	—
6.125% Convertible Subordinated Debentures	—	—	1,450	—

Weighted average shares outstanding—diluted	11,307	11,125	423,875	269,367

Net income (loss) per share:
Basic	$(13.55)	$(9.32)	$1.20	$(0.54)

Diluted	$(13.55)	$(9.32)	$0.77	$(0.54)

Potentially dilutive weighted securities excluded from computations because they were anti-dilutive	1,507	845	26,344	153,710

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of RSUs as well as the assumed conversion of debt using the if-converted method. There was no convertible debt during fiscal 2008 and the nine months ended June 29, 2007.

Earnings per share information reported by the Predecessor Company is not comparable to earnings per share information reported by the Successor Company because all equity interests of the Predecessor Company were eliminated (without a distribution) upon the consummation of the Plan.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financial Instruments

Derivative Instruments and Hedging Activities

Risk Management. In the normal course of business, our financial position is exposed to a variety of risks, including market risk associated interest rate movements and currency rate movements on non-U.S. dollar denominated sales, costs and the related assets and liabilities. We regularly assess risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. We use derivative financial instruments to moderate the financial market risks of our business operations by hedging the foreign currency market exposures underlying certain assets and liabilities. We do not invest in derivative financial instruments for speculative or trading purposes.

Accounting Policies. We report our derivative financial instruments at their fair value in other current assets and other current liabilities in our consolidated balance sheet.

We use derivative financial instruments to hedge the foreign currency market exposures underlying certain of our assets and liabilities that are denominated in foreign currencies. In addition, we purchased option contracts to protect product margins on extended Euro denominated contracts. These derivative financial instruments are not designated as fair value or cash flow hedges. As a result, any change in the fair value of these instruments is included in other income (expense), net of our consolidated statement of operations. Changes in the value of the hedged assets or liabilities resulting from fluctuations in foreign currency exchange rates are also included in other income (expense), net of our consolidated statement of operations.

Fair Value of Financial Instruments

On June 30, 2006, we adopted SFAS No. 157, Fair Value Measurements, except as it applies to the non-financial assets and non-financial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. We calculated fair values of our derivative instruments under Level II of the three-tier hierarchy established under SFAS No. 157 that draws a distinction between market participant assumptions. The assumptions are based on (1) observable quoted prices in active markets for identical assets or liabilities (Level I), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level II), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level III).

The carrying amounts and estimated fair values of our financial instruments as of June 27, 2008 were as follows (in thousands):

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Marketable Investments	$—	$6,422	$—
Restricted pension plan assets		$2,806
Currency Options		$189
Investment in SGI, Japan (1)			$14,720
Liabilities
Debt Instruments		$132,500
Currency Forwards		$(74)

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results and forecasted operating results of SGI Japan. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period. See note 8 for additional information regarding this investment.

Note 8. Investment in SGI Japan

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

Impairment of Investment

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in interest and other income (expense), net in the second quarter of fiscal 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at December 28, 2007. There was no additional impairment of the investment during the remainder of fiscal 2008.

See Note 20 Related Party Transactions, for further information on our related party relationship with SGI Japan.

Note 9. Concentration of Credit and Other Risks

Credit Risk. Financial instruments that potentially subject us to concentration of credit risk consist principally of currency forward and option contracts and trade receivables. We transact our currency forward and option contracts with high-credit-quality counterparties and, by policy, limit the amount of credit exposure to any single counterparty. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses have been within our expectations.

Production. Most of our products incorporate components that are available from only one or from a limited number of suppliers. Some of these components are custom designed and manufactured, with lead times from order to delivery that can exceed 90 days. Shortages of various essential materials could occur due to interruption of supply or increased demand in the industry. If we were unable to procure critical components or sustain our outsourced production capacity, our ability to meet demand for our products may be affected, which would have an adverse effect on our financial results.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International Operations. We derive approximately 40% of our revenue from sales outside the United States. Therefore, our consolidated results have been affected by changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. However, the risks of our international operations are mitigated in part by our foreign exchange hedging program and by the extent to which our sales are geographically distributed.

Government Sales. A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Any disruption or limitation in our ability to do business with the U.S. government could have an adverse impact on us.

Export Compliance. Our sales to foreign customers are subject to export regulations. Sales of many of our products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Our international revenues could be adversely affected if such regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products.

Note 10. Consolidated Financial Statement Details

Inventories

Inventories at June 27, 2008 and June 29, 2007 were as follows (in thousands):

	2008	2007
Components and subassemblies	$17,568	$19,310
Work-in-process	18,910	21,270
Finished goods	33,956	9,268
Demonstration systems	2,167	4,506

Total inventories	$72,601	$54,354

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Work-in-process and finished goods inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. The resulting impact of fresh-start accounting to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At June 27, 2008, $0.4 million of this valuation adjustment was remaining, which we expect to be utilized by the end of the first quarter of fiscal 2009. The non-cash inventory fair value adjustment is amortized and included in cost of revenue in the same period in which we recognize revenue on the sale of the inventory. As a result, the amount of cost of revenue recognized by the Successor Company has been higher than the amount historically recognized by the Predecessor Company. Amortization of the inventory fair value adjustment was $4.8 million in fiscal 2008 and $22.1 million in the nine months ended June 29, 2007.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets at June 27, 2008 and June 29, 2007 were as follows (in thousands):

	2008	2007
Deferred cost of revenue	$39,471	$24,150
Value-added tax receivable	4,849	7,846
Cash surrender value of pension plan assets	245	—
Other	7,155	10,657

Total other current assets	$51,720	$42,653

Property and Equipment

Property and equipment at June 27, 2008 and June 29, 2007 were as follows (in thousands):

	2008	2007
Land and buildings	$15,976	$15,291
Machinery and equipment (including capitalized software)	28,364	18,548
Furniture and fixtures	1,391	1,651
Leasehold improvements	16,828	16,636

	62,559	52,126
Accumulated depreciation and amortization	(21,642)	(8,734)

Net property and equipment	$40,917	$43,392

Other Non-Current Assets, net

Other non-current assets at June 27, 2008 and June 29, 2007 were as follows (in thousands):

	2008	2007
Spare parts, net of accumulated depreciation of $9,393 in 2008 and $6,207 in 2007	$16,257	$17,563
Investment in SGI Japan (see Note 8)	14,720	20,869
Non-current deferred cost of revenue	34,946	10,824
Non-current cash surrender value of pension plan assets	8,514	6,923
Other, net of accumulated amortization of $1,116 in 2008 and $1,649 in 2007	12,559	10,245

Total other non-current assets, net	$86,996	$66,424

Note 11. Other Intangible Assets, Net

Other intangibles, net of accumulated amortization, were approximately $55.4 million as of June 27, 2008. Other intangible assets were established in connection with our adoption of fresh-start accounting in fiscal 2007. See Note 3, Fresh-Start Accounting, for additional information.

Subsequent to June 29, 2007, additional adjustments were made to the intangible assets established in connection with our adoption of fresh start accounting. The adjustments were a decrease of $6.4 million in fiscal 2008 to the fresh-start valuation previously disclosed in our Annual

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Report on Form 10-K for fiscal 2007 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards, and to a lesser degree, adjustments for foreign tax audits.

During the quarter ended March 28, 2008, we acquired intangible assets in connection with our purchase of certain assets formerly owned by Linux Networx, Inc. (“LXNI”) from a third party that had acquired the assets in a non-judicial foreclosure proceeding. See Note 22, Acquisition of Assets, for additional information. Intangible assets acquired in connection with our purchase of certain assets formerly owned by LXNI consisted of developed product technology, patents and customer relationships.

Other intangible assets consisted of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount June 27, 2008
		June 29, 2007	Adjustments and Additions	June 27, 2008	June 29, 2007	Amortization	June 27, 2008
Fresh-start:
Developed product technology	4	$27,700	$(3,121)	$24,579	$(3,463)	$(4,185)	$(7,648)	$16,931
Customer backlog	3	2,700	(304)	2,396	(1,652)	(272)	(1,924)	472
Royalty license agreements	3	1,900	(214)	1,686	(285)	(343)	(628)	1,058
Trademark/ trade name portfolio	15	6,400	(721)	5,679	(282)	(345)	(627)	5,052
Customer relationships	4	44,184	(2,037)	42,147	(5,938)	(7,176)	(13,114)	29,033

Total fresh-start		82,884	(6,397)	76,487	(11,620)	(12,321)	(23,941)	52,546

LXNI:
Developed product technology	5	—	1,005	1,005	—	(75)	(75)	930
Patents	5	—	1,443	1,443	—	(107)	(107)	1,336
Customer relationships	1	—	933	933	—	(346)	(346)	587

Total LXNI		—	3,381	3,381	—	(528)	(528)	2,853

Total		$82,884	$(3,016)	$79,868	$(11,620)	$(12,849)	$(24,469)	$55,399

Total amortization expense for other intangible assets for fiscal 2008 and the nine months ended June 29, 2007 was approximately $12.8 million and $11.6 million, respectively. Annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2009	$12,714
Fiscal 2010	12,106
Fiscal 2011	12,074
Fiscal 2012	11,767
Fiscal 2013 and thereafter	6,738

$55,399

Predecessor Company goodwill was eliminated in fiscal 2006 in connection with our adoption of fresh-start accounting (see Note 3).

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Guarantees

Financial Guarantees

We have issued financial guarantees to cover rent on leased facilities and equipment, in favor of government authorities and certain other parties to cover liabilities associated with the importation of goods and to support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at June 27, 2008 was $7.1 million for which we had $6.2 million of assets held as collateral. The full amount of the assets held as collateral was included in restricted investments.

The cost of assets held as collateral closely approximates fair value. At June 27, 2008, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities on our consolidated balance sheet.

Product Warranty

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. The accrual was included in other current and other long-term liabilities at June 27, 2008 and in other current liabilities at June 29, 2007.

Product warranty activity for the Successor Company was as follows (in thousands):

	Year Ended June 27, 2008	Nine Months Ended June 29, 2007
Product warranty beginning balance	$5,646	$4,942
New warranties issued	5,403	6,508
Warranties paid	(5,741)	(5,747)
Changes in warranty rate estimates	(101)	(57)

Product warranty ending balance	$5,207	$5,646

Note 13. Debt and Other Financing Arrangements

Debt at June 27, 2008 and June 29, 2007 was as follows (in thousands):

	2008	2007
Term Loan due October 17, 2011	$132,500	$85,000
Other	—	261

	132,500	85,261
Less amounts due within one year	(12,750)	(261)

Amounts due after one year	$119,750	$85,000

Senior Secured Credit Agreement

In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. (“Quadrangle”) and Watershed Technology Holdings, LLC (“Watershed”), or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and it is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we were required to comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% (from 3.0%) or the Alternative Base Rate plus 3.50% (from 1.75%), at our option. The financing facility matures in October 2011.

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

For information regarding the Fifth Amendment to the Senior Secured Credit Agreement, see Note 25.

Annual principal payments over the next five years for all amounts borrowed under the term loan are as follows (in millions): fiscal 2009—$13; fiscal 2010—$20; fiscal 2011—$24 and fiscal 2012—$76.

During fiscal 2008, the maximum amount drawn on the line of credit and subsequently repaid within thirty days of being drawn was $12 million. Interest on our term loan is paid quarterly.

SILICON GRAPHICS, INC., et al.

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

Future minimum annual lease payments under non-cancelable operating leases and contractual receipts from non-cancelable subleases, substantially all of which relate to facilities in restructuring, are as follows at June 27, 2008 (in thousands):

	Non-cancelable Operating Leases
	Facilities and Equipment Not in Restructuring	Facilities in Restructuring	Total	Non-cancelable Subleases	Net Payments
Fiscal 2009	$9,479	$1,286	$10,765	$(134)	$10,631
Fiscal 2010	7,772	541	8,313	—	8,313
Fiscal 2011	5,074	146	5,220	—	5,220
Fiscal 2012	2,410	—	2,410	—	2,410
Fiscal 2013	604	—	604	—	604
Thereafter	481	—	481	—	481

	$25,820	$1,973	$27,793	$(134)	$27,659

Aggregate operating lease rent expense, net of sublease income, in fiscal 2008, fiscal 2007, and fiscal 2006 was $8 million, $10 million, and $14 million, respectively.

Note 15. Accumulated Other Comprehensive Loss

Other comprehensive income consisted of net unrecognized pension gains of $2.2 million in fiscal 2008. The difference between reported net loss and comprehensive loss was not material in the nine months ended June 29, 2007.

Note 16. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
United States	$(157,304)	$(123,341)	$313,646	$(137,912)
International	13,401	28,402	14,992	(11,928)

	$(143,903)	$(94,939)	$328,638	$(149,840)

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Federal:
Current	$—	$222	$111	$388
Deferred	—	—	—	—
State:
Current	104	(200)	(4)	(758)
Deferred	—	—	—	—
Foreign:
Current	9,331	8,841	2,375	(3,016)
Deferred	(83)	(160)	(100)	(260)

	$9,352	$8,703	$2,382	$(3,646)

The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our income (loss) before income taxes as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Tax at U.S. federal statutory rate	$(50,365)	$(33,229)	$115,023	$(52,444)
U.S. to foreign rate differential	(1,061)	(1,007)	—	—
Reorganization	—	—	2,785	—
State taxes, net of federal tax benefit	68	(130)	(3)	(493)
Net operating loss with no tax benefit	51,903	34,465	(117,744)	55,772
Utilization of Predecessor Company’s foreign tax net operating loss carryovers credited to other intangibles due to fresh-start accounting	3,130	4,969	—	—
Prior period utilization of Predecessor Company’s foreign tax net operating loss carryovers credited to other intangibles due to fresh-start accounting	2,359	—	—	—
Net foreign tax expense (benefit)	3,759	3,712	2,275	(3,276)
Goodwill impairment	—	—	—	(2,935)
Other	(441)	(77)	46	(270)

	$9,352	$8,703	$2,382	$(3,646)

Components of the rate reconciliation for the nine months ended June 29, 2007 and the three months ended September 29, 2006 were revised to be consistent with the presentation for the year ended June 27, 2008.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at June 27, 2008 and June 29, 2007 (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$631,201	$562,083
General business credit carryforwards	46,111	49,140
Capitalized research expenses	74,258	90,421
Inventory valuation	6,004	5,563
Reserves not currently deductible	1,874	2,647
Other	68,964	68,518

Subtotal	828,412	778,372
Valuation allowance	(806,034)	(749,530)

Total deferred tax assets	22,378	28,842

Deferred tax liabilities:
Intangibles	20,270	25,941
Other	1,265	2,901

Total deferred tax liabilities	21,535	28,842

Total	$843	$—

Components of the deferred tax assets as of June 29, 2007 were revised to correct the classification of certain deferred tax balances and to be consistent with the presentation of deferred tax balances as of June 27, 2008. We also reclassed the fiscal 2007 $1.8 million net deferred tax liability related to withholding tax to the FIN 48 tax reserve to be consistent with fiscal 2008 presentation.

At June 27, 2008, the Successor Company had gross deferred tax assets arising from deductible temporary differences, tax operating losses, and tax credits of $828 million. The gross deferred tax assets were offset by a valuation allowance of $806 million and deferred tax liabilities of $22 million. The valuation allowance of $806 million included $27 million attributable to tax benefits of stock option deductions, which, if recognized, would be allocated directly to additional paid-in capital. Of the total valuation allowance of $806 million, $718 million originated from the Predecessor Company, for which any subsequently recognized tax benefits will be applied to reduce goodwill and/or other intangibles or directly to additional paid-in-capital, rather than adjustments to our future statements of operations, as they existed before we adopted fresh-start accounting as of September 29, 2006. Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carryforwards would still be available to us in order to offset future taxable income in the United States subject to applicable tax laws and regulations.

The total valuation allowance increased $57 million in fiscal 2008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 27, 2008, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal, state and foreign operations are realizable except for a limited number of foreign jurisdictions. Deferred income taxes are no longer provided on the undistributed earnings of foreign subsidiaries for the Successor Company. In fiscal year 2007 in connection with the

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of fresh-start accounting, we reevaluated our policies related to earnings from foreign subsidiaries. Based on this review, effective September 29, 2006, the Company adopted a change in policy. We have no present intention of remitting or repatriating to the U.S. earnings of our foreign subsidiaries, on a tax basis, aggregating approximately $351 million as of June 29, 2007 and $321 million as of June 27, 2008, accordingly no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

At June 27, 2008, the Successor Company had U.S. federal, state and foreign jurisdictional net operating loss carryforwards of $1.5 billion, $1.2 billion, and $179 million, respectively. The net operating loss carryforwards incurred prior to SGI’s Chapter 11 reorganization related to U.S. federal, state, and foreign operations are $1.3 billion, $1.1 billion, and $171 million, respectively. Of these, $5.5 million were recognized against other intangibles as we had no remaining goodwill at June 27, 2008. Included in the $5.5 million is a $2.4 million additional adjustment to increase tax expense with a corresponding additional reduction of other intangibles relating to the results of operations for the nine months ended June 29, 2007. There was no impact to cash as a result of this charge. To the extent that the Successor Company utilizes foreign or domestic net operating loss carryforwards to reduce taxable income, such amount will be recorded as tax expense with a corresponding reduction to other intangibles. The federal losses will begin expiring in fiscal 2010, the state losses will begin expiring in fiscal 2009, and the foreign losses will begin expiring in fiscal 2009. At June 27, 2008, the Successor Company also had general business credit carryovers of $26 million for U.S. federal tax purposes, which will begin expiring in fiscal 2009, and alternative minimum tax credits of $5 million, which do not have fixed expirations dates. The Successor Company had California state research and development credits of $29 million, which do not have expiration dates, and California State manufacturing investment tax credits of $2 million which will begin expiring in fiscal 2009.

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

We file income tax returns with the U.S. government, various states and foreign jurisdictions and fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007, will result in approximately $7.5 million of tax refund/credit, including applicable interest. We have recognized the estimated benefit related to this potential credit in fiscal 2007 as an adjustment to goodwill and/or other intangibles. Management reasonably expects proceeds from the settlement within fiscal 2009. However, the refund may offset a previously recorded tax liability from an unrelated and earlier tax audit, resulting in a net refund/credit of approximately $0.7 million. The actual amount of the interest on the refund receipt may be different from our estimate.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $13 million payable to the Canadian government included in the long-term income tax payable on the balance sheet. We believe there would potentially be offsetting refunds against this tax adjustment from the Canadian government because we have requested refunds of overpaid taxes (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain whether our application for refund and the amount requested will be accepted. If accepted however, it will result in a net cash benefit to us. We have not recognized any benefit related to this potential credit as of June 27, 2008, and any benefit, if recognized, will be an adjustment to other intangibles.

We are also currently under income tax audit in Germany and India on issues related to transfer pricing for fiscal 2003 through 2005. We believe our transfer pricing practice in these two jurisdictions is adequately documented and supported by an independent study of practices by comparable companies (a transfer pricing report). We are under examination by the Hong Kong tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. However, we do not expect any adjustments as a result of this examination. We have net operating loss carryforwards in all three jurisdictions that may be utilized to reduce any adjustment to our income taxes that may be proposed as a result of the audits or examinations.

Unrecognized Tax Benefits

The Successor Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of September 29, 2006. There was no material impact on the Successor Company’s consolidated results of operations resulting from the implementation of FIN No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Successor Company are as follows (in thousands):

Unrecognized tax benefits beginning balance at September 29, 2006	$23,270
Additions based on tax positions taken during a prior period	2,867
Additions for tax positions taken during the current period	244
Reductions due to settlements with taxing authorities	(6,801)

Unrecognized tax benefits beginning balance at June 29, 2007	$19,580
Additions based on tax positions taken during a prior period	3,550
Additions for tax positions taken during the current period	1,705
Reductions due to a lapse of the applicable statute of limitations	(631)

Unrecognized tax benefits at June 27, 2008	$24,204

Substantially all unrecognized tax benefits are recorded in other non-current liabilities and we do not expect the unrecognized tax benefit to significantly change during fiscal 2009.

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or to additional paid-in-capital, rather than adjustments to our consolidated statement of operations. As of June 27, 2008, $3 million of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and Penalties

Interest and penalties related to income taxes are recognized in the income tax provision. Penalties were not recorded in fiscal 2008, the nine months ended June 29, 2007, the three months ended September 29, 2006 or fiscal 2006.

During fiscal 2008, we recognized $1.6 million in interest expense. During the nine months ended June 29, 2007 (Successor Company) and the three months ended September 29, 2006 (Predecessor Company), we recognized $1.1 million and $0.4 million, respectively, in interest. In fiscal year 2006, the Predecessor Company recognized interest expense of $1.3 million. At June 27, 2008, approximately $11 million had been accrued for the payment of interest expense and penalties. The accrual was included in long-term income taxes payable in the consolidated balance sheet.

Note 17. Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years; during the fourth quarter of fiscal 2008, we entered into a research and development arrangement with a third party for a period of nine months with an option for an additional three months. Currently, the value of these arrangements totals $29 million and covers periods through fiscal 2010. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During fiscal 2008, we earned approximately $10 million in compensation, compared with approximately $7 million for the nine months ended June 29, 2007 and approximately $1 million for the three months ended September 29, 2006. We recognize the funding on a percentage of completion basis. The amounts earned are recognized as an offset to research and development expense.

Note 18. Segment Information

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

Products

Our products segment consists of our core systems and our legacy systems, as well as sales of a variety of software products that increase the efficiency, performance and manageability of the systems or software applications for visualization and storage management. Our products are distributed through our direct sales force and through channels, including resellers, distributors and systems integrators.

Our core systems consist of HPC servers, storage and visualization systems based on the Intel Itanium or Intel Xeon processors, industry standard graphics processors, and the Linux or Microsoft Windows operating systems. Our core systems include our server products sold under the Altix brand name, our storage systems sold under the Infinite Storage brand name, and our recently introduced visualization systems sold under the Virtu brand name. Our storage systems line is targeted at data growth which is a significant factor present in most computing environments.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from external customers for similar classes of products and services was as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Core Systems:
Server products	$109,552	$121,572	$34,914	$123,827
Storage products	40,442	37,469	12,750	49,933

Total Core Systems	149,994	159,041	47,664	173,760
Legacy Systems:
Server products	19,426	34,843	12,324	73,843
Storage products	1,837	2,627	618	4,492

Total Legacy Systems	21,263	37,470	12,942	78,335

Total Products revenue	$171,257	$196,511	$60,606	$252,095

Global Services:
Customer support	$150,371	$111,939	$48,396	$214,083
Professional services	32,515	32,614	12,803	52,627

Total Global Services revenue	$182,886	$144,553	$61,199	$266,710

Total consolidated revenue	$354,143	$341,064	$121,805	$518,805

Segment Results

We evaluate our segments based on the direct revenues, costs of revenues and expenses that we can directly attribute to those segments. We do not routinely manage our business by identifying or allocating assets, corporate administrative costs, or depreciation by operating segment, nor do we evaluate segments on these criteria. On a quarterly basis, we utilize a set of assumptions to allocate indirect costs, which contribute to overall company profit and loss, to our segments. Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for our reportable segments were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Revenue from external customers:
Products	$171,257	$196,511	$60,606	$252,095
Global services	182,886	144,553	61,199	266,710

Total consolidated revenue	$354,143	$341,064	$121,805	$518,805

Operating income (loss):
Products	$(127,374)	$(85,559)	$(23,448)	$(142,792)
Global services	1,215	3,455	11,912	37,370

Total reportable segments	(126,159)	(82,104)	(11,536)	(105,422)
Other operating expense	(1,028)	(3,601)	(3,926)	(21,155)

Total consolidated operating loss	$(127,187)	$(85,705)	$(15,462)	$(126,577)

Our revenue by geographic region, based on the location of the customer, was as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Americas (1)	$228,366	$194,216	$76,170	$306,156
Europe	76,098	121,295	20,608	130,831
Rest of World	49,679	25,553	25,027	81,818

Total	$354,143	$341,064	$121,805	$518,805

(1)	Includes the following total revenues in the U.S.: $214 million in fiscal 2008, $179 million for the nine months ended June 29, 2007, $72 million for the three months ended September 29, 2006 and $286 million for fiscal 2006.

Our long-lived assets (except long-term restricted investments, other long-term investments, and net long-term deferred tax assets), were located in the following geographic regions (in thousands):

	June 27, 2008	June 29, 2007
Americas	$149,325	$163,655
Europe	23,549	11,488
Rest of World	10,438	5,937

Total	$183,312	$181,080

No single customer represented 10% or more of our total revenue in fiscal 2008 and fiscal 2006. For the nine months ended June 29, 2007, approximately 12% of total revenue was generated by sales to a single customer. Sales from this transaction were recorded to both the products and global services segments.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Benefit Plans

401(k) Retirement Savings Plan. We provide a 401(k) investment plan covering substantially all of our U.S. employees. The plan provides for a minimum 25% employer match of an employee’s contribution up to a specified limit, but allows for a larger matching subject to certain regulatory limitations. Our matching contributions were approximately $1.1 million in fiscal 2008, $1.0 million for the nine months ended June 29, 2007, $0.1 million for the three months ended September 29, 2006, and $1 million for fiscal 2006.

Deferred Compensation Plan. The Predecessor Company had a Non-Qualified Deferred Compensation Plan that allowed eligible executives and directors to defer a portion of their compensation. The plan was not assumed by the Successor Company as part of the Reorganization and it was automatically terminated upon our emergence from bankruptcy on October 17, 2006.

Note 20. Related Party Transactions

SGI Japan

We currently own approximately 10% of the outstanding stock of SGI Japan and our Chief Executive Officer is a member of SGI Japan’s Board of Directors.

In August 2006, the Predecessor Company completed the sale of a portion of its equity investment in SGI Japan to SGI Japan. Prior to the sale of its interest in SGI Japan, during the first quarter of fiscal 2007 and in fiscal 2006, the Predecessor Company recorded its proportionate share of SGI Japan’s financial results as non-operating income or loss in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Subsequent to the sale, we started utilizing the Cost Accounting Method in accordance with APB 18.

During fiscal 2006 SGI Japan issued new shares of its common stock and as a result, our ownership percentage was diluted from 24% to 20%. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, we increased the value of our equity investment in SGI Japan by approximately $4 million and recorded the increase as a component of stockholders’ deficit.

We record revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by SAB No. 104, Revenue Recognition. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended June 27, 2008	Nine Months Ended June 29, 2007	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Product revenue	$21,263	$8,706	$15,377	$28,836

Cost of product revenue	$14,212	$5,504	$9,233	$17,613

We did not make any purchases from SGI Japan during fiscal 2008, the nine months ended June 29, 2007, the three months ended September 29, 2006 or fiscal 2006. Aggregate amounts receivable from and payable to SGI Japan were immaterial at June 27, 2008 and June 29, 2007.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Watershed Asset Management L.L.C.

Watershed Asset Management L.L.C. (“Watershed LLC”) owns more than 10% of our outstanding common stock, and a representative of Watershed LLC was the Chairman of our Board from October 2006 until his resignation in August 2008. Affiliates of Watershed LLC are lenders under our term loan. As such, affiliates of Watershed LLC received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Affiliates of Watershed LLC also receive a pro rata share of interest payments we make for amounts borrowed under the loan. We owed affiliates of Watershed LLC $32.0 million and $22.5 million under the term loan at June 27, 2008 and June 29, 2007, respectively. Interest payable to affiliates of Watershed LLC was $0.7 million and $0.6 million at June 27, 2008 and June 29, 2007, respectively.

In September 2007, the lenders under our original $85 million term loan, including affiliates of Watershed LLC, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, affiliates of Watershed LLC received a fee for becoming revolver lenders and receive a pro rata share of interest payments on amounts we borrow under the line of credit. As of June 27, 2008, affiliates of Watershed LLC had an $8.5 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at June 27, 2008 and June 29, 2007 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and affiliates of Watershed LLC received a pro rata portion of that fee.

As part of the Reorganization, we entered into the Liquidating Trust Agreement in October 2006 (the “Liquidating Trust Agreement”) with a trustee to establish a liquidating trust (the “Liquidating Trust”) with respect to certain assets, including litigation claims, to be transferred to the Liquidating Trust from the Debtors’ Chapter 11 estate. Affiliates of Watershed are beneficial holders of interests in the Liquidating Trust, and are a member of the Trust Advisory Board. Prior to the Effective Date, affiliates of Watershed LLC also received a pro rata portion of the backstop fees paid in connection with certain Backstop Commitment Agreements, dated July 31, 2006 (the “Backstop Commitment Agreements”).

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

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monarch Alternative Capital LP

Monarch (formerly QDRA) owns more than 10% of our outstanding common stock, and a representative of Monarch was a member of our Board from October 2006 until his resignation in August 2008. Monarch assumed the position of Quadrangle, an affiliate of QDRA, in our term loan. As such, Monarch received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Monarch also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed Monarch $32.0 million and $22.5 million under the term loan at June 27, 2008 and June 29, 2007, respectively. Interest payable to Monarch was $0.7 million and $0.6 million at June 27, 2008 and June 29, 2007, respectively.

In September 2007, the lenders under our original $85 million term loan, including Monarch, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Monarch received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. As of June 27, 2008, Monarch had a $5.3 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at June 27, 2008 and June 29, 2007 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Monarch received a pro rata portion of that fee.

Monarch is a beneficial holder of interest in the Liquidating Trust and is a member of the Trust Advisory Board. Prior to the Effective Date, Monarch also received a pro rata portion of the backstop fees paid in connection with the Backstop Commitment Agreements.

In addition, Monarch is a party to the Registration Rights Agreement.

Whippoorwill Associates Inc.

Whippoorwill Associates Inc. or its affiliates (“Whippoorwill”) own more than 10% of our outstanding common stock. Whippoorwill is a lender under our $85 million term loan. As such, Whippoorwill received a pro rata share of fees paid to the lenders at the closing of the $85 million loan in October 2006. Whippoorwill also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed Whippoorwill $4.2 million under the term loan at June 27, 2008 and June 29, 2007. Interest payable to Whippoorwill was $0.1 million at June 27, 2008 and June 29, 2007.

In September 2007, the lenders under our original $85 million term loan, including Whippoorwill, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Whippoorwill received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. As of June 27, 2008, Whippoorwill had a $2.0 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at June 27, 2008 and June 29, 2007 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Whippoorwill received a pro rata portion of that fee.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LC Capital Master Fund LTD

LC Capital Master Fund LTD or its affiliates (“LC Capital”) owns more than 10% of our outstanding common stock. LC Capital became one of our lenders at the execution of the Third Amendment to our term loan agreement in February 2008. As such, LC Capital received a pro rata share of the fee paid to the lenders at the execution of the Third Amendment. LC Capital also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed LC Capital $3.6 million at June 27, 2008. Interest payable to LC Capital was $0.1 million at June 27, 2008.

Note 21. Gain on Sale of Investment

As of December 28, 2007, we owned 3 million shares of Series Y Preferred Stock of MicroUnity Systems Engineering, Inc. (“MUSE”). The shares were acquired through a Cray investment in MUSE in 1991 and were written off prior to fiscal 2006. On January 17, 2008, we entered into a stock repurchase agreement with MUSE. Under the stock repurchase agreement, MUSE repurchased all the preferred stock currently owned by us for an aggregate price of approximately $4.3 million and agreed to share future contingent revenue share payments through the end of calendar 2008. Payment for our share of any future contingent revenue share payments will be received in the third quarter of fiscal 2009 and will be recorded in revenue at that time.

We recorded a $4.3 million gain on the sale of this investment in the third quarter of fiscal 2008 upon receipt of the payment for the non-contingent portion. The gain was recorded in interest and other income (expense), net.

Note 22. Acquisition of Assets

On February 14, 2008, we entered into a transaction with LB I Group, Inc., as collateral agent (the “Collateral Agent”) for Oak Investment Partners XI, Limited Partnership, LB I Group, Inc., Wasatch Partners II, LLC, Wasatch Venture Fund III, LLC, Dallin Bagley and Bryce Panzer (the “Secured Parties”) to purchase certain assets formerly owned by Linux Networx (“LXNI”). These assets included LXNI’s system management software products, intellectual property and intellectual property rights. The Collateral Agent acquired the assets through a non-judicial foreclosure on behalf of the Secured Parties in partial satisfaction of indebtedness owed by LXNI to the Secured Parties. We issued 390,000 shares of our common stock to the Secured Parties to purchase the assets. The stock was valued at $6.8 million, which represented the closing price of our stock on February 14, 2008, the closing date of the transaction. We incurred approximately $0.1 million of transaction costs in connection with the transaction, which were included in the estimated fair value of the assets acquired.

We allocated the purchase price based on the estimated fair values of the assets acquired. We recorded $1.1 million of net tangible assets, $3.4 million of identifiable intangible assets and $2.4 million of in-process research and development which was written off immediately after the purchase because there was no future alternative use for the technology purchased.

Note 23. Contingencies

We may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we record a provision for a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. We believe

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open income tax, VAT, and sales and use tax audits for years 1996 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $13 million (including interest) payable to the Canadian government. We have requested refunds of overpaid taxes from the Canadian government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We are under examination by the Hong Kong and Chinese tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. We file income tax returns with the U.S. government, various states and foreign jurisdictions and fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which we are subject to tax.

The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material impact on our financial condition, results of operations or cash flows.

As described in Note 24, Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) was stayed, and absent further order of the Court, no party, subject to certain exceptions, was permitted to take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Effective Date, we emerged from Chapter 11.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($7.2 million based on the conversion rate on June 27, 2008). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($14.2 million based on the conversion rate on June 27, 2008), which exceeds our contractual limit of liability of €2 million ($3.2 million based on the conversion rate on June 27, 2008). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($6.0 million based on the conversion rate on June 27, 2008) for lost profit relating to maintenance services. We cannot currently predict the outcome of this dispute.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. (“ATI”) in U.S. District Court, Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

In late 2006, AMD announced the completion of its acquisition of ATI. We filed an amended complaint adding two additional patents to our claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14,

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006. The Court granted certain parts of AMD’s motion for summary judgment on January 30, 2008. On February 8, 2008, a jury entered its verdict on the remaining issues. The net result was a finding that the contested patent was valid, but that we were not entitled to recovery from AMD for infringement on any of the claims. Although the period to appeal has been stayed pending decision on post-trial motions, on April 24, 2008, AMD filed a protective Notice of Appeal. On May 2, 2008, SGI filed a protective Notice of Appeal. The court has set a mediation date for the appeal in September 2008.

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

On May 1, 2007, we received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We are currently engaged in arbitration and on January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 7,84,78,200 ($1.8 million based on the conversion rate on June 27, 2008) plus interest and costs. On February 29, 2008, we filed our reply to BHEL’s formal statement of claim as well as a counter claim for a sum of INR 2,74,53,007 ($0.6 million based on the conversion rate on June 27, 2008) plus interest and costs. BHEL filed its reply to SGI’s counterclaim as well as a rejoinder to SGI’s reply to BHEL’s Claim Statement. SGI and BHEL have filed their respective admission/denial of each other’s documents and respective affidavits by way of evidence. A hearing was scheduled for August 30, 2008, which was postponed until September 6, 2008 and will continue on September 20, 2008. We cannot currently predict the outcome of this dispute.

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

Note 24. Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization and Emergence from Bankruptcy

On May 8, 2006, the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. At a hearing held on September 19, 2006, the Court confirmed the Predecessor Company’s First Amended Joint Plan of Reorganization, dated July 27, 2006 (as modified, the “Plan”). This order became final on September 29, 2006 and we emerged from Chapter 11 on October 17, 2006. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and overallotment options. Of the 11,125,000 shares of outstanding new common stock, we issued 10,000,000 shares to holders of certain allowed debt claims and we issued 1,125,000 additional shares to certain backstop purchasers pursuant to a Backstop Purchase Agreement that guaranteed the claims of certain note holders. In addition, we reserved 1,250,000 shares of the new common stock for issuance pursuant to the terms of our Management Incentive Plan, which share reserve has since been increased. See Note 4, Stock-Based Compensation.

Our new common stock trades on the NASDAQ Capital Market under the symbol SGIC.

Reorganization items

Reorganization items, net represents expense or income amounts incurred as a direct result of the Predecessor Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations for the Predecessor Company. Such items consisted of the following (in thousands):

	Three Months Ended September 29, 2006	Year Ended June 30, 2006
Professional fees	$8,942	$13,285
Gains on settlements with creditors	(6,343)	755
Write-off of unamortized debt premium and discount, net	—	(9,381)
Write-off of unamortized debt issuance costs	—	3,167
Effects of the plan of reorganization	(142,033)	—
Fresh-start valuation of assets and liabilities	(200,963)	—

	$(340,397)	$7,826

Included in the effects of the Plan is a charge of $4 million for the acceleration of stock-based compensation resulting from the cancellation of Predecessor Company stock options and restricted stock awards.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Subsequent Events

Fifth Amendment of Credit Agreement

On August 25, 2008, we entered into the Fifth Amendment to the Senior Secured Credit Agreement (the “Fifth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Credit Parties thereto. The Fifth Amendment modifies permitted indebtedness restrictions to allow us to add a maximum of $20 million of permitted indebtedness through a combination of entering into an agreement with ECS United Kingdom plc to incur up to $20 million in debt in a financing arrangement and to enter into an agreement for a six month, $10 million line of credit to fund a guarantee in connection with a multi-year product deployment with the North German Group for High- and Highest- Performance Computers. The total leverage ratio and the minimum EBITDA requirement was effectively waived until the end of the first quarter in fiscal 2010. The total leverage ratio is amended to be 5.75 for the period ending September 25, 2009; 4.50 for the period ending December 25, 2009; 4.25 for the period ending March 26, 2010 and 3.5 for each fiscal quarter-end thereafter until and including September 30, 2011. Minimum EBITDA is amended to be $30 million as of September 25, 2009; $37.5 million as of December 25, 2009; $40 million as of March 26, 2010; and $45 million on June 25, 2010 and for each fiscal quarter-end until and including September 30, 2011. Also, a minimum global liquidity requirement of $15 million is established and fiscal year 2009 capital expenditures are limited to $10 million, and for following fiscal years to $15 million. Also, the interest rate on the Term Loan is increased by 2% with the entire increment payable at maturity on October 17, 2011. A fee of $662,500 is added to the principal and also payable at maturity.

Sixth Amendment of Credit Agreement

On September 19, 2008, we entered into the Sixth Amendment to the Senior Secured Credit Agreement (the “ Sixth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Credit Parties thereto. The sixth amendment eliminates the Revolving Agent’s right to impose and adjust amount of reserves in respect of the Total Revolving Commitment.

SILICON GRAPHICS, INC., et al.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 26. Selected Quarterly Financial Data (unaudited)

	Fiscal 2008 (in thousands, except pre share amounts)
	June 27	March 28	December 28	September 28
Total revenue	$93,869	$79,078	$90,111	$91,085
Costs and expenses:
Cost of revenue	64,351	60,484	62,248	63,581
Research and development	14,308	16,520	14,464	13,296
Selling, general and administrative	43,179	42,484	44,163	41,224
Other operating expense, net (1)	603	230	20	175

Operating loss	(28,572)	(40,640)	(30,784)	(27,191)
Interest and other income (expense), net	(4,447)	1,026	(9,960)	(3,335)

Loss before income taxes	$(33,019)	$(39,614)	$(40,744)	$(30,526)

Net loss	$(35,153)	$(39,733)	$(42,176)	$(36,193)

Net loss per share—basic and diluted	$(3.03)	$(3.49)	$(3.78)	$(3.25)

Shares used in the calculation of net loss per share:
Basic and diluted	11,585	11,372	11,147	11,125

	Fiscal 2007 (In thousands, except per share amounts)
	Successor Company			Predecessor Company
	June 29	March 30	December 29	September 29
Total revenue	$122,295	$111,046	$107,723	$121,805
Costs and expenses:
Cost of revenue	90,148	74,355	89,305	74,975
Research and development	14,870	14,186	14,984	16,007
Selling, general and administrative	41,697	42,017	41,606	42,359
Other operating expense, net (1)	358	358	2,885	3,926

Operating loss	(24,778)	(19,870)	(41,057)	(15,462)
Interest and other income (expense), net	(4,613)	(2,662)	(1,959)	3,703
Reorganization items (2)	—	—	—	340,397

Income (loss) before income taxes	$(29,391)	$(22,532)	$(43,016)	$328,638

Net income (loss)	$(36,928)	$(23,020)	$(43,694)	$326,256

Net income (loss) per share:
Basic	$(3.32)	$(2.07)	$(3.93)	$1.20

Diluted	$(3.32)	$(2.07)	$(3.93)	$0.77

Shares used in the calculation of net income (loss) per share:
Basic	11,125	11,125	11,125	271,563

Diluted	11,125	11,125	11,125	423,875

(1)	Other operating expense is composed of estimated restructuring costs, related accretion and asset impairment charges in each quarter of fiscal 2007 and fiscal 2006. The last three quarters of fiscal 2007 and fiscal 2008 also include bankruptcy-related items incurred post-emergence.

(2)	Reorganization items represent expenses for professional fees and the effects of our Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 27, 2008. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2008.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 27, 2008, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 27, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 27, 2008, has been audited by KPMG, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this form 10-K.

(c)	Changes in Internal Control over Financial Reporting

Remediation of Prior Year Material Weakness

In Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007, management reported one material weakness in its internal control over financial reporting. During fiscal 2007, the Company did not have adequate resources with sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles, specifically under fresh start accounting. During fiscal 2008, the Company completed the remediation of this material weakness by acquiring the services of third party consulting expertise in the area of tax accounting as it relates to fresh start accounting. In addition, the Company held periodic meetings with an independent tax accountant to review its tax provisions, and provided our tax department employees training during the year to improve their technical accounting skills.

Other Changes in Internal Control

Other than the control improvements discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors appearing under the heading “Directors and Nominees for Director” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders (the “2008 Proxy Statement”), is incorporated herein by reference. See Executive Officers of the Registrant in Part 1, Item 1 of this report for information about Executive Officers of the Company.

The information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Code of Business Conduct and Ethics” in the 2008 Proxy Statement is incorporated herein by reference.

The information contained under the headings “Audit Committee” and “Corporate Governance and Nominating Committee” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Compensation and Human Resources Committee Interlocks and Insider Participation” in the 2008 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Compensation and Human Resources Committee Report” in the 2008 Proxy Statement is incorporated herein by reference. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2008 Proxy Statement shall not be deemed “filed” for purposes of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

The information contained under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Transactions with Related Persons” and “Independence of the Board of Directors” in the 2008 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the headings “Fees Paid to Registered Independent Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures” in the 2008 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	FINANCIAL STATEMENTS: See “Index to Consolidated Financial Statements” under Item 8 of this Annual Report

2.	FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Silicon Graphics, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Silicon Graphics, Inc. Schedules not listed have been omitted because they are not applicable or are not included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		(Write-offs)/ Recoveries	Balance at End of Period
Year ended June 30, 2006:
Accounts receivable allowance	$2,227	$877	$(132)		$145	$3,117
Deferred tax asset allowance	$730,616	$59,795	$1,015	(1)	$—	$791,426
Three months ended September 29, 2006:
Accounts receivable allowance	$3,117	$190	$(863)		$19	$2,463
Deferred tax asset allowance	$791,426	$7,332	$(3,217	)(1)	$3,342	$798,883
Nine months ended June 29, 2007:
Accounts receivable allowance	$2,463	$(8)	$(49)		$(394)	$2,012
Deferred tax asset allowance (2)	$798,883	$25,764	$(4,143	)(1)	$(70,974)	$749,530
Year ended June 27, 2008:
Accounts receivable allowance	$2,012	$144	$34		$(924)	$1,266
Deferred tax asset allowance (2)	$749,530	$70,318	$(10,276	)(1)	$(3,538)	$806,034

(1)	Reserve of paid-in capital benefits related to stock option activity and other activities, such as $4.9 million and $5.5 million release of valuation allowance due to usage of Predecessor NOL that was charged against intangibles for the nine months ended June 29, 2007 and fiscal 2008, respectively. Of the $5.5 million release in fiscal 2008, $2.4 million related to the nine months ended June 29, 2007.

(2)	Adjustments associated with our assessment of the uncertainty of realizing the full benefit of deferred tax assets (primarily related to net operating loss carryforwards). The activity in the deferred tax assets allowance accounts has no impact on our statement of operations.

3.	EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
2.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified, dated September 15, 2006	8-K	001-10441	2.1	09/19/06

2.2	Disclosure Statement for Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated July 27, 2006	8-K	001-10441	2.2	09/19/06

2.3	Bill of Sale, made as of February 14, 2008, by Silicon Graphics, Inc. and LB I Group, Inc., as Collateral Agent for Certain Secured Parties	8-K	001-10441	2.1	02/15/08

3.1	Amended and Restated Certificate of Incorporation of Silicon Graphics, Inc., dated as of October 17, 2006	8-K	000-15129	3.1	10/20/06

3.2	Second Amended and Restated Bylaws of Silicon Graphics, Inc., dated as of October 17, 2006	8-K	000-15129	3.2	10/20/06

3.3	Amendment to the Bylaws of Silicon Graphics, Inc., effective December 18, 2007	8-K	001-10441	3.2	12/21/07

3.4	Certificate of Correction and Certificate of Change of Registered Agent, dated August 28, 2008					X

3.5	Third Amended and Restated Bylaws of Silicon Graphics, Inc., dated as of August 21, 2008	8-K	001-10441	3.1	8/27/08

4.1	Specimen Common Stock Certificate	S-3	333-147090	4.3	11/1/07

4.2	Registration Rights Agreement, dated October 17, 2006	8-K	000-15129	10.1	10/20/06

4.3	Amendment No. 1 to the Registration Rights Agreement, effective February 14, 2008	8-K	001-10441	4.1	02/15/08

4.4	Amended and Restated Registration Rights Agreement, dated as of March 26, 2008	8-K	001-10441	4.1	03/26/08

4.5	First Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee	10-K	001-10441	4.10	10/16/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
4.6	Second Supplemental Indenture, dated September 18, 2006, between Silicon Graphics, Inc. and U.S. Bank National Association, as Trustee	10-K	001-10441	4.11	10/16/06

10.1	Software Agreement dated as of January 4, 1986, as supplemented June 6, 1986, and Sublicensing Agreement dated as of June 9, 1986 between Silicon Graphics, Inc. and AT&T Information Systems Inc.	S-1	33-8892	10.1	10/29/86

10.2	Software License Agreement dated January 24, 1986, between Silicon Graphics, Inc. and AT&T Information Systems Inc.	S-1	33-12863	10.1	03/31/87

10.3	Lease Agreement dated as of September 7, 2006, between Christensen Holdings, L.P. and Silicon Graphics, Inc. relating to the property at 1140-1154 East Arques Avenue, Sunnyvale, California	10-K	001-10441	10.36	10/16/06

10.4	Stock Purchase Agreement, made as of February 14, 2008, by and between Silicon Graphics, Inc. and Oak Investment Partners XI, Limited Partnership; LB I Group, Inc.; Wasatch Partners II, LLC; Wasatch Venture Fund III, LLC; Dallin Bagley and Bryce Panzer	8-K	001-10441	10.1	02/15/08

10.5	Form of Agreement dated September 15, 2006, requiring acknowledgment by Executive Officers that no change of control will occur in connection with emergence from bankruptcy	10-K	001-10441	10.5	10/16/06

10.6	Post-Petition Loan and Security Agreement dated June 28, 2006	8-K	001-10441	10.1	06/29/06

10.7	Global Settlement Agreement dated June 23, 2006	8-K	001-10441	10.1	06/27/06

10.8	Senior Secured Credit Agreement, dated October 17, 2006	8-K	000-15129	10.2	10/20/06

10.9	Security Agreement, dated October 17, 2006	8-K	000-15129	10.3	10/20/06

10.10	Pledge Agreement, dated October 17, 2006	8-K	000-15129	10.4	10/20/06

10.11	First Amendment to Senior Secured Credit Agreement, dated as June 5, 2007	8-K	001-10441	10.1	06/11/07

10.12	Second Amendment to the Senior Secured Credit Agreement, dated as of September 11, 2007	10-K	001-10441	10.28	09/12/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.13	Third Amendment to the Senior Secured Credit Agreement, dated as of February 4, 2007	10-Q	001-10441	10.39	02/06/08

10.14	Fourth Amendment and Limited Waiver and Consent to the Senior Secured Credit Agreement, dated as of February 14, 2008	8-K	001-10441	10.2	02/15/08

10.15*	Executive Incentive Plan Description and Summary Forms of Notice	8-K	001-10441	10.1	11/08/05

10.16*	Sales Executive Compensation Plan Description and Summary Form of Notice	8-K	001-10441	10.2	11/08/05

10.17*	Form of Employment Continuation Agreement for Certain Officers	10-Q	001-10441	10.31	02/06/08

10.18*	Form of Separation Agreement and General Release for Certain Officers	10-Q	001-10441	10.40	02/06/08

10.19*	Silicon Graphics, Inc. Management Incentive Plan.	Schedule 14	001-10441	Appendix B	10/10/07

10.20*	Forms of Notice of Restricted Stock Award and Restricted Stock Unit Award Agreement for Employees	10-Q	001-10441	10.34	02/06/08

10.21*	Forms of Notice of Stock Option Award and Stock Option Agreement for Employees	10-Q	001-10441	10.35	02/06/08

10.22*	Forms of Notice of Restricted Stock Awards and Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-10441	10.36	02/06/08

10.23*	Forms of Notice of Stock Option Award and Stock Option Agreement for Non-Employee Directors	10-Q	001-10441	10.37	02/06/08

10.24*	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (for RSUs granted before November 20, 2008)	8-K	001-10441	10.3	12/07/06

10.25*	Forms of Notice of Stock Option Grant and Stock Option Agreement (for options granted before November 20, 2007)	8-K	001-10441	10.2	12/07/06

10.26*	Form of Indemnification Agreement	10-Q	001-10441	10.1	11/13/06

10.27*	Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna, dated January 27, 2006	8-K	001-10441	10.1	02/02/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.28*	Amended Employment Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006	8-K	001-10441	10.3	04/20/06

10.29*	First Amendment to Restricted Stock Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 17, 2006	8-K	001-10441	10.4	04/20/06

10.30*	Notice of Restricted Stock Unit Award to Dennis McKenna dated March 30, 2007	10-Q	001-10441	10.39	05/09/07

10.31*	Restricted Stock Unit Award Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007	10-Q	001-10441	10.40	05/09/07

10.32*	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 9, 2007	10-Q/A	001-10441	10.41	01/07/08

10.33*	Bonus Agreement between Silicon Graphics, Inc. and Dennis McKenna dated March 30, 2007	10-Q/A	001-10441	10.42	01/07/08

10.34*	Release and Waiver of Claims Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 3, 2007	10-Q	001-10441	10.43	05/09/07

10.35*	Mutual Separation and General Release Agreement between Silicon Graphics, Inc. and Dennis McKenna dated April 6, 2007	10-K	001-10441	10.30	09/12/07

10.36*	Employment Agreement between Silicon Graphics, Inc. and Robert H. Ewald entered into on April 9, 2007	10-K	001-10441	10.29	09/12/07

10.37*	Summary of Amendment to the Employment Agreement of Robert H. Ewald	8-K	001-10441	8-K	12/12/07

10.38*	Amendment to the Employment Agreement between Robert H. Ewald and the Company dated September 8, 2008					X

10.39	Fifth Amendment to the Senior Secured Credit Agreement, dated as of August 25, 2008					X

10.40	Sixth Amendment to the Senior Secured Credit Agreement, dated as of September 19, 2008					X

21.1	List of Subsidiaries	10-K	001-10441	21.1	10/16/06

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of CEO Pursuant to Section 302					X

31.2	Certification of CFO Pursuant to Section 302					X

32.1	Certification of CEO and CFO Pursuant to Section 906					X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS, INC.

	By:	/s/ ROBERT H. EWALD
Dated: September 22, 2008		Robert H. Ewald Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT H. EWALD Robert H. Ewald	Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2008

/s/ KATHY A. LANTERMAN Kathy Lanterman	Chief Financial Officer (Principal Financial Officer)	September 22, 2008

/s/ TIMOTHY L. PEBWORTH Timothy Pebworth	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 22, 2008

/s/ ANTHONY GRILLO Anthony Grillo	Chairman and Director	September 22, 2008

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	September 22, 2008

/s/ JOANNE O. ISHAM Joanne O. Isham	Director	September 22, 2008

/s/ JAMES A. MCDIVITT James A. McDivitt	Director	September 22, 2008