Form 10-Q
period 2008-09-26
SILICON GRAPHICS INC
filed 2008-11-05
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2008.

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

(408) 524-1980

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 24, 2008, the registrant had 11,607,476 shares of common stock, par value $0.01 per share, outstanding.

SILICON GRAPHICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Silicon Graphics, SGI, the SGI logo, Silicon Graphics Onyx, SGI Origin, Silicon Graphics Tezro, Silicon Graphics Fuel, InfiniteStorage, IRIX, SGI Altix, Altix ICE and Altix XE are our trademarks in the U.S. and/or other countries. All other brand names, service marks, trademarks and trade names appearing in this form 10-Q are the property of their respective owners.

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

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	September 26, 2008	September 28, 2007
Product and other revenue	$44,531	$40,142
Product revenue from related party	684	5,454
Global services revenue	47,544	45,489

Total revenue	92,759	91,085

Costs and expenses:
Cost of product and other revenue	34,849	37,692
Cost of service revenue	28,664	25,889
Research and development	15,096	13,296
Selling, general and administrative	36,862	41,224
Other operating expenses, net	3,809	175

Total costs and expenses	119,280	118,276

Operating loss	(26,521)	(27,191)
Interest expense	(1,019)	(1,413)
Interest expense from related parties	(3,124)	(1,539)
Interest and other income (expense), net	(381)	(383)

Loss before income taxes	(31,045)	(30,526)
Income tax provision	2,652	5,667

Net loss	$(33,697)	$(36,193)

Net loss per share:
Basic	$(2.91)	$(3.25)

Diluted	$(2.91)	$(3.25)

Weighted-average shares used to compute net loss per share:
Basic	11,597	11,125

Diluted	11,597	11,125

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	September 26, 2008	June 27, 2008
Assets:
Current assets:
Cash and cash equivalents	$36,186	$39,552
Short-term marketable investments	179	258
Short-term restricted investments	2,330	4,292
Accounts receivable, net of allowance for doubtful accounts of $1,215 at September 26, 2008 and $1,266 at June 27, 2008	68,819	53,816
Inventories, net	51,370	72,601
Prepaid expenses	7,098	7,772
Other current assets	82,139	51,720

Total current assets	248,121	230,011
Restricted investments	1,846	1,872
Property and equipment, net	36,363	40,917
Other intangibles, net	50,481	55,399
Other non-current assets, net	93,621	86,996

Total assets	$430,432	$415,195

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$31,917	$34,492
Accrued compensation	25,737	28,878
Income taxes payable	3,549	2,798
Other current liabilities	44,260	39,744
Current portion of long-term debt ($9,204 from related parties at September 26, 2008 and $6,902 at June 27, 2008)	17,000	12,750
Current portion of deferred revenue	163,819	126,138

Total current liabilities	286,282	244,800
Long-term debt ($63,024 from related parties at September 26, 2008 and $64,835 at June 27, 2008)	116,407	119,750
Non-current portion of deferred revenue	80,105	70,524
Long-term income taxes payable	23,124	23,715
Other non-current liabilities	13,184	12,782

Total liabilities	519,102	471,571
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,606,789 and 11,592,470 shares issued and outstanding at September 26, 2008 and June 27, 2008, respectively	199,490	198,288
Accumulated other comprehensive income	2,434	2,233
Accumulated deficit	(290,594)	(256,897)

Total stockholders’ deficit	(88,670)	(56,376)

Total liabilities and stockholders’ deficit	$430,432	$415,195

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net loss	$(33,697)	$(36,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,755	9,858
Amortization of inventory fair value adjustment to cost of sales	—	1,555
Utilization of pre-petition foreign tax loss carryforwards	1,250	4,409
Stock-based compensation expense	1,247	1,113
Non-cash restructuring charges	1,483	—
Other	1,353	(178)
Changes in operating assets and liabilities:
Accounts receivable	(14,974)	(3,860)
Inventories	20,574	(4,547)
Accounts payable	(2,262)	7,176
Accrued compensation	(3,141)	(2,470)
Deferred revenue	47,262	18,783
Other assets and liabilities	(31,296)	(6,538)

Net cash used in operating activities	(2,446)	(10,892)

Cash flows from investing activities:
Restricted and marketable investments:
Purchases	(1,782)	(2,656)
Maturities	3,509	3,094
Purchases of property and equipment	(1,873)	(2,891)
Increase in other assets	(729)	(1,147)

Net cash used in investing activities	(875)	(3,600)

Cash flows from financing activities:
Payments of debt principal	(31,000)	(3,197)
Proceeds from financing	31,000	2,980
Acquisitions of common stock for restricted stock unit withholding tax	(45)	—
Payments of debt issuance and debt modification costs	—	(649)

Net cash used in financing activities	(45)	(866)

Net decrease in cash and cash equivalents	(3,366)	(15,358)
Cash and cash equivalents at beginning of period	39,552	69,887

Cash and cash equivalents at end of period	$36,186	$54,529

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

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives, enabling real-time fraud detection and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

We perform final assembly and testing for our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through channels including resellers, distributors and systems integrators.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Silicon Graphics, Inc. and our wholly- subsidiaries. The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission.

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

We emerged from federal bankruptcy protection on the Effective Date and adopted fresh-start accounting as of September 29, 2006 in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). We were required to use fresh-start accounting because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and reorganization value was less than post-petition liabilities and allowed claims. Under fresh-start accounting, we are required to allocate reorganization value to assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information related to the Successor Company is on a basis different from, and is therefore not comparable to, our financial information related to the Predecessor Company. For further information on fresh-start accounting, see Note 3, Fresh-Start Accounting.

The condensed consolidated balance sheet as of September 26, 2008 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of September 26, 2008 and will have a material impact on condensed consolidated statements of operations for periods subsequent to September 26, 2008.

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

4.	Stock-Based Compensation

Management Incentive Plan

The amended and restated Silicon Graphics, Inc. Management Incentive Plan (“MIP”) permits us to issue a variety of equity incentives, including options to purchase our common stock and restricted stock units (“RSUs”). A total of 2,473,750 shares have been reserved for issuance under the MIP, of which a maximum of 924,375 may be issued as RSUs. As of September 26, 2008, 1,660,747 equity grants were outstanding under the MIP, of which 245,644 were RSUs and 1,415,103 were stock options. The total shares available for issuance pursuant to future equity grants as of September 26, 2008 was 726,178.

Employee Stock Purchase Plan

A maximum of 500,000 shares of our common stock may be sold pursuant to purchase rights granted under the Silicon Graphics, Inc. 2007 Employee Stock Purchase Plan (the “ESPP”). As of September 26, 2008, no purchase rights had been granted under the ESPP and 500,000 shares of common stock remained available for issuance.

Non-MIP Equity Grants

In April 2007, Robert “Bo” Ewald received 46,348 RSUs that were authorized as a non-MIP equity grant. The fair value of the RSUs on the date of grant was $30.26 per unit. The RSUs vest in 48 equal monthly installments, and the vested shares are released annually each December 31. As of September 26, 2008, 7,726 RSUs had been released and 38,632 were outstanding, of which 8,692 were vested but not yet releasable.

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

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Expected volatility	50.06%	36.52%
Expected term (in years)	4.61	4.49
Risk-free rate (%)	3.11	4.18
Expected dividends	—	—

Stock-based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our condensed consolidated statements of operations for these stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Stock-based compensation cost included in:
Cost of product and other revenue	$40	$27
Cost of global services revenue	26	59
Research and development	373	308
Selling, general and administrative	808	719

Total stock-based compensation expense before income taxes	1,247	1,113
Income tax benefit recognized	—	—

Total stock-based compensation expense after income taxes	$1,247	$1,113

As of September 26, 2008, there was $7.1 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 2.8 years. Additionally, as of September 26, 2008, there was $4.6 million of unrecognized stock-based compensation expense related to unvested RSUs that we expect to vest over a weighted-average period of 2.5 years.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of September 26, 2008 and changes during the three months ended September 26, 2008, were as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2008	1,384	$20.77
Options granted	84	$6.32
Options exercised	—	$—
Options forfeited or expired	(53)	$18.51

Options outstanding at September 26, 2008	1,415	$20.00	5.56	$527

Options vested and exercisable at September 26, 2008	421	$21.52	4.95	$0

Options expected to vest after September 26, 2008	1,322	$20.09	5.54	$454

The aggregate intrinsic value represents the difference between $11.94, our closing stock price on the last trading day of the fiscal period, September 26, 2008, and the exercise price per share, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on September 26, 2008. The weighted-average fair value of options granted during the three months ended September 26, 2008 was $2.85 per share.

Summary of Restricted Stock Units

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse.

Unvested RSUs outstanding as of September 26, 2008 and changes during the three months ended September 26, 2008, including non-MIP grants, were as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at June 27, 2008	292	$19.17
RSUs granted	25	$6.35
RSUs vested	(21)	$20.02
RSUs forfeited	(12)	$18.01

RSUs outstanding at September 26, 2008	284	$18.63

Of the RSUs released during the three months ended September 26, 2008, 6,475 units were withheld to satisfy the tax withholding requirement (valued at $44,000) for the total number of units that vested. The aggregate intrinsic value of RSUs outstanding was $3.4 million and $1.6 million as of September 26, 2008 and June 27, 2008, respectively. The weighted average fair value of the RSUs that vested during the three months ended September 26, 2008 was $6.51 per share.

Other Disclosures Pertaining to All Share-Based Compensation Plans

Since no options were exercised, no cash was received from option exercises under share-based payment arrangements during the three months ended September 26, 2008. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended September 26, 2008.

5.	Inventories, net

Inventories were as follows (in thousands):

	September 26, 2008	June 27, 2008
Components and subassemblies	$17,366	$17,568
Work-in-process	14,675	18,910
Finished goods	17,537	33,956
Demonstration systems	1,792	2,167

Total inventories	$51,370	$72,601

Reserves on inventory totaled $30.7 million and $41.1 million at September 26, 2008 and June 27, 2008, respectively.

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Work-in-process and finished goods inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. The resulting impact of fresh-start accounting to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At September 26, 2008, this valuation adjustment had been fully amortized. As a result, the amount of cost of goods sold recognized by the Successor Company has been higher than the amount historically recognized by the Predecessor Company. Amortization of the inventory fair value adjustment was zero and $1.6 million in the first quarter of fiscal 2009 and fiscal 2008, respectively.

6.	Other Current Assets

Other current assets were as follows (in thousands):

	September 26, 2008	June 27, 2008
Deferred cost of goods sold	$69,825	$39,471
Value-added tax receivable	4,579	4,849
Cash surrender value of pension plan assets	229	245
Other	7,506	7,155

Total other current assets	$82,139	$51,720

7.	Other Intangibles, Net

Other intangibles, net of accumulated amortization, were approximately $50.5 million as of September 26, 2008. Other intangible assets were primarily established in connection with our adoption of fresh-start accounting in fiscal 2007. See Note 3, Fresh-Start Accounting, for additional information.

Subsequent to June 27, 2008, additional adjustments were made to the intangible assets established in connection with our adoption of fresh start accounting. The adjustments were a decrease of $1.6 million, for the three months ended September 26, 2008, to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2008 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards, and to a lesser degree, adjustments for foreign tax audits.

Other intangible assets consisted of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount Sep 26, 2008
		June 27, 2008	Adjustments and Additions	Sep. 26, 2008	June 27, 2008	Amortization	Sep. 26, 2008
Fresh-start:
Developed product technology	4	$24,579	$(529)	$24,050	$(7,648)	$(996)	$(8,644)	$15,406
Customer backlog	3	2,396	(52)	2,344	(1,924)	(48)	(1,972)	372
Royalty license agreements	3	1,686	(36)	1,650	(628)	(81)	(709)	941
Trademark/trade name portfolio	15	5,679	(122)	5,557	(627)	(83)	(710)	4,847
Customer relationships	4	42,147	(907)	41,240	(13,114)	(1,708)	(14,822)	26,418

Total fresh-start		76,487	(1,646)	74,841	(23,941)	(2,916)	(26,857)	47,984

LXNI:
Developed product technology	4	1,005	—	1,005	(75)	(50)	(125)	880
Patents	4	1,443	—	1,443	(107)	(72)	(179)	1,264
Customer relationships	0	933	—	933	(346)	(234)	(580)	353

Total LXNI		3,381	—	3,381	(528)	(356)	(884)	2,497

Total		$79,868	$(1,646)	$78,222	$(24,469)	$(3,272)	$(27,741)	$50,481

Total amortization expense for other intangible assets for the three months ended September 26, 2008 and September 28, 2007 was approximately $3.3 and $3.1 million, respectively. Future annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2009 (for fiscal quarters remaining at September 26, 2008)	$8,961
Fiscal 2010	11,709
Fiscal 2011	11,681
Fiscal 2012	11,391
Fiscal 2013	6,739

$50,481

8.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	September 26, 2008	June 27, 2008
Spare parts, net of accumulated depreciation of $11,059 at September 26, 2008 and $9,393 at June 27, 2008	$15,527	$16,257
Investment in SGI Japan (see note 10 and 15)	14,720	14,720
Non-current deferred cost of goods sold	43,094	34,946
Non-current cash surrender value of pension plan assets	7,987	8,514
Software licenses and other, net	12,293	12,559

Total other non-current assets	$93,621	$86,996

Deferred cost of goods sold will be recognized over the respective contract terms ranging up to five years.

9.	Debt and Other Financing Arrangements

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

On February 14, 2008, we entered into the Fourth Amendment and Limited Waiver and Consent to the Senior Secured Credit Agreement (the “Fourth Amendment”) with Morgan Stanley Senior Funding, Inc., as administrative agent and revolving agent, Morgan Stanley & Co., Inc., as collateral agent, and the other Credit Parties thereto. The Fourth Amendment increased the principal amount of the term loan from $127.5 million to $132.5 million. A fee of $50,000 was incurred in connection with the $5 million added to the term loan.

On August 25, 2008, we entered into the Fifth Amendment to the Senior Secured Credit Agreement (the “Fifth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Inc. as collateral agent, and the other Credit Parties thereto. The Fifth Amendment modifies permitted indebtedness restrictions to allow us to add a maximum of $20 million of permitted indebtedness through a combination of entering into an agreement with ECS United Kingdom plc to incur up to $20 million in debt in a financing arrangement and to enter into an agreement for a six month, $10 million line of credit to fund a guarantee in connection with a multi-year product deployment with the North German Group for High- and Highest- Performance

Computers. The total leverage ratio and the minimum EBITDA requirement were effectively waived until the end of the first quarter in fiscal 2010. The total leverage ratio is amended to be 5.75 for the period ending September 25, 2009; 4.50 for the period ending December 25, 2009; 4.25 for the period ending March 26, 2010 and 3.5 for each fiscal quarter-end thereafter until and including September 30, 2011. Minimum EBITDA is amended to be $30 million as of September 25, 2009; $37.5 million as of December 25, 2009; $40 million as of March 26, 2010; and $45 million on June 25, 2010 and for each fiscal quarter-end until and including September 30, 2011. Also, a minimum global liquidity requirement of $15 million is established and fiscal year 2009 capital expenditures are limited to $10 million, and for following fiscal years to $15 million. Also, the interest rate on the Term Loan is increased by 2% with the entire increment payable at maturity on October 17, 2011. A fee of $662,500 is added to the principal and also payable at maturity.

On September 19, 2008, we entered into the Sixth Amendment to the Senior Secured Credit Agreement (the “Sixth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Inc. as collateral agent, and the other Credit Parties thereto. The Sixth Amendment eliminates the revolving agent’s right to impose and adjust the amount of reserves in respect of the total revolving commitment.

Annual principal payments over the next four years for all amounts borrowed under the term loan are as follows: fiscal 2009 — $13 million; fiscal 2010 — $20 million; fiscal 2011 — $24 million and fiscal 2012 — $76 million. Of the $13 million due in fiscal 2009, $4.3 million is due during the three months ended December 26, 2008. See Risk Factors, including the risk factor entitled “our cash position may be insufficient to meet our operating needs, and we are seeking to, but may be unable to, restructure our debt and raise additional capital.”

During the first quarter of fiscal 2009, the maximum amount drawn on the line of credit and subsequently repaid within seven days of being drawn was $20 million. The drawing down of the full $20 million during the first quarter of fiscal 2009 was not for operational purposes but in response to the ongoing uncertainty in the overall credit and financial markets at that time. We repaid the full $20 million on September 26, 2008. However, since we anticipate needing to utilize up to the full amount at points in time to fund operations in fiscal 2009 and the overall credit and financial markets continue to be uncertain, we have again drawn the full $20 million in October 2008 to ensure it is available if needed. We will continue monitoring the financial markets, and to the extent the funds are not otherwise needed for operations, we may choose to repay the amounts drawn at any time.

10.	Investment in SGI Japan

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

Impairment of Investment

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in interest and other income (expense), net in the second quarter of fiscal 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at September 26, 2008.

See Note 15, Related Party Transactions, for further information on our related party relationship with SGI Japan.

11.	Guarantees

Financial Guarantees

We have issued financial guarantees to cover rent on leased facilities and equipment; to government authorities for VAT and other taxes; and, certain other parties support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at September 26, 2008 was $5.0 million for which we had $4.2 million of assets held as collateral. The full amount of the assets held as collateral was included in restricted investments.

The cost of the assets held as collateral approximates fair value. At September 26, 2008, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities in our condensed consolidated balance sheet.

Product Warranties

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. This accrual was reflected under other current liabilities and other long-term liabilities in the condensed consolidated balance sheets of this Quarterly Report on Form 10-Q.

Product warranty activity was as follows (in thousands):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Product warranty beginning balance	$5,207	$5,646
New warranties issued	2,316	1,628
Warranties incurred	(1,137)	(1,740)
Changes in warranty rate estimates	150	116

Product warranty ending balance	$6,536	$5,650

12.	Earnings (Loss) Per Share

Set forth below is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Net loss	$(33,697)	$(36,193)

Weighted average shares outstanding - basic	11,597	11,125
Potential dilutive shares from stock options and unvested RSUs	—	—

Weighted average shares outstanding - diluted	11,597	11,125

Net loss per share:
Basic	$(2.91)	$(3.25)

Diluted	$(2.91)	$(3.25)

Potentially dilutive weighted securities excluded from computations because they are anti-dilutive	1,677	1,274

Potentially dilutive weighted securities include the assumed exercise of stock options and the assumed vesting of RSUs as well as the assumed conversion of debt using the if-converted method. For purposes of computing diluted net income per share, these weighted securities were excluded since their exercise price exceeded the average fair market value of our common stock for the period and their effect would be anti-dilutive.

13.	Comprehensive Income

Other comprehensive income totaling $0.2 million for the three months ended September 26, 2008, consisted of net unrecognized pension losses and the gains in hedges in accordance with our hedge accounting under FAS 133.

14.	Segment Information

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

Products

Our products segment consists of HPC servers, storage and visualization systems based on the Intel Itanium or Intel Xeon processors, industry standard graphics processors, the Linux or Microsoft Windows operating systems and the software that provides the additional differentiation for these products. Our products are distributed through our direct sales force and through channels, including resellers, distributors and systems integrators.

Our products include our server products sold under the Altix brand name, our storage systems sold under the InfiniteStorage brand name, and our recently introduced visualization systems sold under the Virtu brand name. Additionally, we have high-performance servers and visualization systems based on MIPS RISC processors and the IRIX operating system. They include the SGI Origin family of high-performance servers, Silicon Graphics Tezro and Silicon Graphics Fuel workstations and the Silicon Graphics Onyx family of graphics systems.

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

Segment Results

The following table presents revenues and gross margin for our segments (in thousands).

	Products	Global Services	Total
Three Months Ended:
September 26, 2008
Revenues	$45,215	$47,544	$92,759
Gross Margin	$10,366	$18,880	$29,246
September 28, 2007
Revenues	$45,596	$45,489	$91,085
Gross Margin	$7,904	$19,600	$27,504

Sales and cost of sales is the only discrete financial information we have available for our segments. For this reason, we are not able to provide other financial results or assets by segment (e.g. operating expenses, net income, long-lived assets, etc.).

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

In the first quarter of fiscal 2009 and fiscal 2008, no single customer represented 10% or more of our total revenue.

Product Information

Our Product revenue is primarily comprised of revenue from our server and storage products along with our software. Our Global Services revenue consists of sales from two classes of services: (1) Support services and (2) Professional Services.

The following table provides revenue for similar classes of products and services (in thousands):

	Three Months Ended
	September 26, 2008	September 28, 2007
Computer Systems Products
Shared Memory	$17,751	$19,323
Cluster	$9,605	$10,215
Storage	$12,222	$7,742
Software	$2,235	$2,580
Other (includes visualization, royalties, etc.)	$3,402	$5,736

Total Products	$45,215	$45,596
Global Services
Customer Support	$36,838	$38,231
Professional Services	$10,706	$7,258

Total Services	$47,544	$45,489

Geographic Information

The following table provides revenue for our qeographic locations (in thousands):

	Three Months Ended
	September 26, 2008	September 28, 2007
Americas (1)	$62,008	$65,002
Europe	$22,679	$14,342
Rest of the World	$8,072	$11,741

Total Revenue	$92,759	$91,085

(1)	Includes revenue from the U.S. of $59,042 and $62,037 for the three months ended September 26, 2008 and September 28, 2007, respectively.

15.	Related Party Transactions

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

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Product revenue	$684	$5,454

Cost of product revenue	$520	$4,005

Aggregate amounts receivable from and payable to SGI Japan were immaterial at September 26, 2008 and June 27, 2008.

Watershed Asset Management L.L.C.

Watershed Asset Management L.L.C. (“Watershed LLC”) owns more than 10% of our outstanding common stock, and a representative of Watershed LLC was the Chairman of our Board from October 2006 until his resignation in August 2008. Affiliates of Watershed LLC are lenders under our term loan. As such, affiliates of Watershed LLC received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Affiliates of Watershed LLC also receive a pro rata share of interest payments we make for amounts borrowed under the loan. We owed affiliates of Watershed LLC $32.0 million under the term loan at September 26, 2008 and June 27, 2008. Interest payable to affiliates of Watershed LLC on the term loan was $0.7 million and $0.6 million at September 26, 2008 and June 27, 2008, respectively.

In September 2007, the lenders under our original $85 million term loan, including affiliates of Watershed LLC, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, affiliates of Watershed LLC received a fee for becoming revolver lenders and receive a pro rata share of interest payments on amounts we borrow under the line of credit. As of September 26, 2008, affiliates of Watershed LLC had an $8.5 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at September 26, 2008 and June 27, 2008 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and affiliates of Watershed LLC received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principal of our term loan and paid at maturity to all debt holders on a pro rata basis.

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

Monarch Alternative Capital LP

Monarch (formerly QDRA) owns more than 10% of our outstanding common stock, and a representative of Monarch was a member of our Board from October 2006 until his resignation in August 2008. Monarch assumed the position of Quadrangle, an affiliate of QDRA, in our term loan. As such, Monarch received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Monarch also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed Monarch $32.0 million under the term loan at September 26, 2008 and June 27, 2008. Interest payable to Monarch on the term loan was $0.7 million and $0.6 million at September 26, 2008 and June 27, 2008, respectively.

In September 2007, the lenders under our original $85 million term loan, including Monarch, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Monarch received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. As of September 26, 2008, Monarch had a $5.3 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at September 26, 2008 and June 27, 2008 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Monarch received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principle of our term loan and paid at maturity to all debt holders on a pro rata basis.

Monarch is a beneficial holder of interest in the Liquidating Trust and the Monarch representative formerly on our Board is a member of the Trust Advisory Board. Prior to the Effective Date, Monarch also received a pro rata portion of the backstop fees paid in connection with the Backstop Commitment Agreements.

In addition, Monarch is a party to the Registration Rights Agreement.

Whippoorwill Associates Inc.

Whippoorwill Associates Inc. or its affiliates (“Whippoorwill”) own more than 10% of our outstanding common stock. Whippoorwill is a lender under our $85 million term loan. As such, Whippoorwill received a pro rata share of fees paid to the lenders at the closing of the $85 million loan in October 2006. Whippoorwill also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed Whippoorwill $4.2 million under the term loan at September 26, 2008 and June 27, 2008. Interest payable to Whippoorwill on the term loan was $0.1 million on both dates.

In September 2007, the lenders under our original $85 million term loan, including Whippoorwill, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Whippoorwill received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. As of June 27, 2008, Whippoorwill had a $6.2 million commitment under our $20 million line of credit. We had no outstanding borrowings under the line of credit at September 26, 2008 and June 27, 2008 and interest payable on the line of credit was immaterial on both dates.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Whippoorwill received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principal of our term loan and paid at maturity to all debt holders on a pro rata basis.

LC Capital Master Fund LTD

LC Capital Master Fund LTD or its affiliates (“LC Capital”) owns more than 10% of our outstanding common stock. LC Capital became one of our lenders at the execution of the Third Amendment to our term loan agreement in February 2008. As such, LC Capital received a pro rata share of the fee paid to the lenders at the execution of the Third Amendment. LC Capital also receives a pro rata share of interest payments we make for amounts borrowed under the loan. We owed LC Capital $3.6 million at September 26, 2008 and June 27, 2008. Interest payable to LC Capital was immaterial on both dates.

16.	Income Taxes

We file income tax returns with the U.S. government, various states and foreign jurisdictions. Certain returns filed relating to fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. We have reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007, will result in approximately $7.5 million of tax refund/credit, including applicable interest. We have recognized the estimated benefit related to this potential credit in fiscal 2007 as an adjustment to goodwill and/or other intangibles. Management reasonably expects proceeds from the settlement within fiscal 2009. However, the refund may offset a previously recorded tax liability from an unrelated and earlier tax audit, resulting in a net refund/credit of approximately $0.7 million. The actual amount of the interest on the refund receipt may be different from our estimate.

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $13 million payable to the Canadian government included in the long-term income tax payable on the balance sheet. We believe there would potentially be offsetting refunds against this tax adjustment from the Canadian government because we have requested refunds of overpaid taxes (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain whether our application for refund and the amount requested will be accepted. If accepted however, it will result in a net cash benefit to us. We have not recognized any benefit related to this potential credit as of September 26, 2008, and any benefit, if recognized, will be primarily an adjustment to other intangibles.

We are also currently under income tax audit in Germany and India on issues related to transfer pricing for fiscal 2003 through 2005. We believe our transfer pricing practice in these jurisdictions is adequately documented and supported by an independent study of practices by comparable companies (a transfer pricing report), so we do not expect any adjustments as a result of these examinations. We have net operating loss carryforwards in these jurisdictions that may be utilized to reduce any adjustment to our income taxes that may be proposed as a result of the audits or examinations.

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

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or to additional paid-in-capital, rather than adjustments to our consolidated statement of operations. As of September 26, 2008, $3.3 million of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

Interest and Penalties

Interest related to income taxes is recognized in the income tax provision. During the three months ended September 26, 2008 and September 28, 2007, we recognized $0.3 million and $0.3 million, respectively, in interest expense. At September 26, 2008, approximately $11 million had been accrued for the payment of interest expense and penalties. The accrual was included in long-term income taxes payable in the consolidated balance sheet.

17.	Financial Instruments

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

We use forward contracts to hedge the foreign currency market exposures underlying certain of our assets and liabilities that are denominated in foreign currencies. These derivative financial instruments are not designated as fair value nor cash flow hedges. As a result, any change in the fair value of these instruments is included in other income (expense), net of our consolidated statement of operations.

In addition, we purchased put option contracts to protect against reductions in margins on extended Euro denominated sales contracts. Beginning in the first quarter of fiscal 2009, these transactions were designated as cash flow hedges and meet our objective to minimize the impact of foreign currency exchange rate fluctuations on revenues over the sales contract period. We formally document our hedge relationships, including the identification of the hedging instruments and the underlying exposures, as well as our foreign currency risk management objectives and strategies for entering into the hedges. Hedge effectiveness is assessed quarterly and time value is included in the assessment. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined as ineffective, the ineffective portion of the unrealized gain or loss will be realized in the statement of income in the period of determination.

At September 26, 2008, the forward and option contracts outstanding had maturity dates of less than one year. At September 26, 2008, a mark-to-market net gain on the revaluation of these option contracts was recorded in accumulated other comprehensive income. None of these amounts are projected to be reclassified to earnings within the next 12 months. Realized net gains on the settlement of these forward contracts were recorded in the statement of income during the three months ended September 26, 2008, but were not material.

Fair Value of Financial Instruments

On June 30, 2006, we adopted SFAS No. 157, Fair Value Measurements, except as it applies to the non-financial assets and non-financial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157. In October 2008, we adopted FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active (“FSP 157-3”). The adoption of FSP 157-3 did not have an effect on the fair value of our financial assets as of September 26, 2008. We calculated fair values of our derivative instruments under Level II of the three-tier hierarchy established under SFAS No. 157 that draws a distinction between market participant assumptions. The assumptions are based on (1) observable quoted prices in active markets for identical assets or liabilities (Level I), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level II), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level III).

The carrying amounts and estimated fair values of our financial instruments as of September 26, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3
Assets
Marketable Investments	$—	$4,355	$—
Restricted pension plan assets		$2,806
Currency Options		$328
Investment in SGI, Japan (1)			$14,720
Liabilities
Debt Instruments		$133,407
Currency Forwards		$31

(1)	It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results and forecasted operating results of SGI Japan. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period. See note 15 for additional information regarding this investment.

18.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years and; during the fourth quarter of fiscal 2008, we entered into a research and development arrangement with a third party for a period of nine months with an option for an additional three months. Currently, the value of these arrangements totals $29.2 million and covers periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the three months ended September 26, 2008, we earned approximately $1.7 million in compensation compared with approximately $2.5 million for the three months ended September 28, 2007. The amounts earned are recognized as an offset to research and development expense.

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

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open income tax, VAT, and sales and use tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $13 million (including interest) payable to the Canadian government. We have requested refunds of overpaid taxes from the Canadian government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. We are also currently under income tax audit in Germany and India on issues related to transfer pricing for the fiscal 2003 through 2005. We are under examination by the Chinese tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. We file income tax returns with the U.S. government, various states and foreign jurisdictions. Certain returns filed relating to fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which we are subject to tax.

The outcome of any tax audits cannot be predicted with certainty, but we believe that any resulting audit adjustments to any of our open tax returns will not result in a material impact on our financial condition, results of operations or cash flows.

As described in Note 21, Proceedings under Chapter 11 of the Bankruptcy Code, on the Petition Date, May 8, 2006, the Debtors filed voluntary petitions for relief under Chapter 11. As of the Petition Date, most pending litigation (including some of the actions described below) was stayed, and absent further order of the Court, no party, subject to certain exceptions, was permitted to take any action, again subject to certain exceptions, to recover on pre-petition claims against us. On the Effective Date, we emerged from Chapter 11.

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.7 million based on the conversion rate on September 26, 2008). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($13.1 million based on the conversion rate on September 26, 2008), which exceeds our contractual limit of liability of €2 million ($2.9 million based on the conversion rate on September 26, 2008). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.5 million based on the conversion rate on September 26, 2008) for lost profit relating to maintenance services. The matter is proceeding through the German court system. We cannot currently predict the outcome of this dispute.

On October 23, 2006, we filed a patent infringement lawsuit against ATI Technologies Inc. (“ATI”) in U.S. District Court, Western District of Wisconsin. In our complaint, we assert that products in ATI’s line of Radeon graphics processors infringe our U.S. Patent No. 6,650,327. The Complaint seeks unspecified damages and a court ordered injunction against future infringement by ATI.

In late 2006, AMD announced the completion of its acquisition of ATI. We filed an amended complaint adding two additional patents to our claims on November 30, 2006. ATI filed an answer to the complaint on December 1, 2006. ATI filed its answer to the amended complaint on December 14, 2006. The Court granted certain parts of AMD’s motion for summary judgment on January 30, 2008. On February 8, 2008, a jury entered its verdict on the remaining issues. The net result was a finding that the contested patent was valid, but that we were not entitled to recovery from AMD for infringement on any of the claims. Although the period to appeal has been stayed pending decision on post-trial motions, on April 24, 2008, AMD filed a protective Notice of Appeal. On May 2, 2008, SGI filed a protective Notice of Appeal. Briefing for the appeal should be complete by early 2009.

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

On May 1, 2007, we received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on September 26, 2008) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 26, 2008) plus interest and costs. The proceeding has commenced and the next hearing is scheduled for November 27, 2008. We cannot currently predict the outcome of this dispute.

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, those concerning the following:

•	significant demands on our working capital continuing, and possibly not being able to recoup significant expenditures made to support backlog requirements;

•	our cash position possibly being insufficient to meet operating needs, although we are seeking to, but might be unable to, restructure our debt and raise additional capital;

•	our inability to raise additional capital in the future on commercially attractive terms or at all, which would restrict our growth and impair our ability to operate;

•

our historical losses and possible failure to attain profitability on a quarterly, annual or sustained basis and risks related to the impact on our business of cost reduction initiatives to be effected in the coming quarters to bring costs more in line with current revenues, and

•	our ability to manage the transition to our new business plan effectively, which could adversely affect our business and operating results.

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

Overview

We are a leader in HPC and data management. We sell a broad line of mid-range to high-end computing servers, data storage and visualization systems and software that provides additional differentiation to these offerings as well as on a stand alone basis. In addition, we provide customer support and professional services related to our products. We are a leading developer of enterprise-class, high-performance features for the Linux operating system. We provide our customers with a standard Linux operating environment combined with our differentiated Linux extensions that improve performance, simplify system management and provide a more robust development environment. Our shared memory and cluster computing systems incorporate predominantly Intel Itanium and Xeon processors and our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems, from LSI and DataDirect Networks.

Our products and services are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, and business intelligence and data analytics. Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives, real-time fraud detection and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

Over the past two years, we have appointed a new Chief Executive Officer and other key members of management, introduced our first cluster computing systems, reorganized our sales and marketing organizations, developed important sales and marketing relationships to broaden our market reach and implemented new services initiatives.

We are extending our sales and marketing activities into broader market segments with new products and services that we developed using our experience and leadership in our traditional markets. Using our technology and market knowledge, we deliver systems that have performance and ease-of-use features that are designed to enable our customers to solve their computing needs cost-effectively. Based on our expertise in the Linux computing environment, we have also expanded our server product lines to include servers that target growing segments of the HPC market.

We are committed to providing a Linux environment for hybrid computing installations that ensures enterprise-class users ease of administration, high performance and reliability. Our software development is increasing to support this environment, as we believe this software will offer us key differentiation and be an important part of customers’ future purchasing decisions. We are combining our own differentiated software with open source software to create an open, yet well-integrated, suite of software, tools and utilities. We refer to these development efforts as our Industrial Strength Linux Environment initiative.

We perform final assembly and testing for our products in Chippewa Falls, Wisconsin. We distribute our products through our direct sales force and through channels including resellers, distributors and systems integrators.

We use growth in bookings and backlog as significant indicators of the performance of our business. We calculate bookings as the sum of all committed purchase orders for products and professional services deliverable within 12 months, as such bookings do not include the value of committed customer support contracts. We changed our method of calculating bookings in the third quarter of fiscal 2008 to be consistent with industry practices and to align with our material forecast horizon. Previously, we calculated bookings as the sum of all committed purchase orders for products and professional services deliverable within nine months. The cumulative total of all bookings that we have taken that have not yet been recognized as revenue is what we define as backlog. At September 26, 2008, our consolidated backlog was $244 million, up from $113 million at September 28, 2007. The change in method of calculating bookings did not have a material effect on backlog at September 26, 2008.

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

Over the past several quarters we have seen a significant increase in our backlog. In addition, we have recently received orders for and have been awarded a number of significant contracts for large sales transactions. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our cash balance may be significantly reduced in that period and our operating results for that period may suffer. At September 26, 2008, our principal sources of liquidity included unrestricted cash and marketable investments of $36 million and $20 million of availability under our revolving line of credit. We are continuing to implement initiatives aimed at improving revenue and margins for our systems products and global services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. In spite of these initiatives, we expect to consume cash from operations through at least the first half of fiscal 2009. As a result, we are actively evaluating opportunities to restructure the terms of our existing debt arrangements to eliminate the short-term cash obligations under the arrangements, and to raise additional capital in order to meet the working capital requirements of our future business, related primarily to large sales transactions. We also may choose to raise additional capital for sales and marketing initiatives, research and development, general corporate purposes and to repay indebtedness. Such additional capital may not be available on commercially attractive terms or at all.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies and estimates since June 27, 2008. Refer to “Management’s Discussion and Analysis” in our most recent Annual Report on Form 10-K.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future periods.

	Three Months Ended
(In thousands, except per share amounts)	Sep. 26, 2008	Sep. 28, 2007
Total revenue	$92,759	$91,085
Cost of revenue	63,513	63,581

Gross profit	29,246	27,504
Gross profit margin	31.5%	30.2%
Total operating expenses	55,767	54,695

Operating loss	(26,521)	(27,191)
Interest and other expense, net	(4,524)	(3,335)

Loss before income taxes	(31,045)	(30,526)

Net loss	$(33,697)	$(36,193)

Net loss per share:
Basic	$(2.91)	$(3.25)

Diluted	$(2.91)	$(3.25)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 14, Segment Information, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, Products and Global Services. Our product segment includes several product lines. Shared Memory includes our server products built with capability for scalable shared memory. These are currently the Altix 450 and Altix 4700 Itanium- and Linux-based server platforms, and are built around SGI-proprietary chipsets and interconnect. Clusters, include Altix XE and Altix ICE products, which are cluster products, in either rackmount or bladed format, that offer distributed computing with standard Intel chipsets, Xeon microprocessors, standard GigE or Infiniband interconnects, and Linux and Microsoft Windows operating systems. RPG includes our legacy systems, both server and visualization types, built around MIPS microprocessors, SGI chipsets and interconnects and the SGI proprietary IRIX operating system. Visualization includes our visualization systems and solutions, built around standard X86 microprocessors and chipsets, Linux or Windows, and SGI proprietary graphics software. Storage includes high performance and scalable storage solutions built around OEM storage hardware and SGI proprietary storage software solutions like SGI NAS software stack, SGI file system technologies XFS and CXFS and SGI Data Migration facility DMF. Software includes SGI-authored and third-party software. SGI-authored software includes performance and capability software: SGI Foundation Software and ProPack, as well as Tempo cluster management software, the CXFS high performance file system, and the Data Migration facility DMF. We also derive revenue from resale and OEM relationships it has with multiple vendors for operating system, development tools, and other management software.

Combined revenue, from both Products and Services, increased by $1.7 million, or 1.8% compared with the corresponding period in fiscal 2008. Products revenue decreased by $0.4 million compared with the corresponding period in fiscal 2008. Service revenue increased by $2.0 million, or 4.5%, compared with the corresponding period in fiscal 2008.

The following table presents total revenue by reportable segment (in thousands):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Products	$45,215	$45,596
% of total revenue	49%	50%
Global Services	$47,544	$45,489
% of total revenue	51%	50%

Total revenue	$92,759	$91,085

Products.

Revenue from our products segment for the first quarter of fiscal 2009 decreased by $0.4 million compared with the first quarter in fiscal 2008. Our product business was impacted by lower bookings during the first quarter of fiscal 2009 as compared to the year ago period.

Revenue from shared memory products is attributable to sales of our Altix 450 and Altix 4700 Itanium and Linux-based server platforms. Shared memory revenue declined to $17.8 million in the first quarter of fiscal 2009, from $19.3 million in the first quarter in fiscal 2008, a decrease of $1.5 million, or 8%. These products have matured and revenue is expected to decline over time as these products near their end-of-life.

Revenue from our cluster products, including Altix XE and Altix Ice, declined to $9.6 million in the first quarter of fiscal 2009, from $10.2 million in the first quarter of fiscal 2008, a decrease of $0.6 million, or 6%. This was driven by revenue deferrals, net of releases, of $15 million.

Storage revenue increased to $12.2 million in the first quarter of fiscal 2009, from $7.7 million in the first quarter of fiscal 2008, an increase of $4.5 million or 58%. This increase was primarily driven by an increase in the number of large deals in the first quarter of fiscal 2009, compared with the first quarter in fiscal 2008.

Software revenue decreased to $2.2 million in the first quarter of fiscal 2009, from $2.6 million in the first quarter of fiscal 2008, a decrease of $0.4 million or 15%. This decrease was primarily driven by a $2.1 million SOP 97-2 adjustment in the first quarter of fiscal 2009, compared with no SOP 97-2 adjustment in the corresponding period of fiscal 2008.

Other revenue decreased to $3.4 million in the first quarter of fiscal 2009, from $5.7 million in the first quarter of fiscal 2008, a decrease of $2.3 million, or 40%. The majority of the decrease was driven by a decline in sales of both our MIPS- and IRIX-based servers and graphics systems as customers continued to transition away from legacy system technology and into Linux-based systems. The long-term decline of the IRIX-based business has accelerated following end-of-life purchase requirements. Legacy systems revenue was largely limited to program sales linked to product line extension agreements with existing customers.

The success of our business is dependent on us securing both large sales transactions, in which we typically ship product, secure payment and recognize revenue over multiple quarters, and smaller sales transactions in each quarter. We refer to the bookings associated with these smaller transactions, in which we can ship product and invoice the customer within the same quarter as the order was received, as “run-rate” bookings.

Global Services.

Revenue from our global services segment consists of customer support and professional services. Professional services revenue includes revenue generated from the sale of third-party products and our consulting and managed services.

Global services revenue increased to $47.5 million in the first quarter of fiscal 2009, from $45.5 million in the first quarter of fiscal 2008, an increase of $2.0 million, or 4.4%. Global services revenue for the first quarter of fiscal 2009 included a reduction of $0.8 million from the impact of fresh-start accounting adjustments, compared with a reduction of $3.8 million from this impact in the corresponding period of fiscal 2008. The increase of $2.0 million in fiscal 2009 was also due to a large deal in Europe for third party professional service revenue which was partially offset by a decline in our traditional support revenue as a result of lower pricing for new contracts, decline in the overall installed base and a transition towards longer product warranty terms.

Geographic Revenue. Total revenue by geographic area was as follows (in thousands):

	Three Months Ended
	Sep. 26, 2008		Sep. 28, 2007
Area
Americas (1)	$62,008	66%	$65,002	71%
Europe	22,679	25%	14,342	16%
Rest of World	8,072	9%	11,741	13%

Total revenue	$92,759		$91,085

(1)	Includes revenue from the U.S. of $59,042 and $62,037 for the three months ended September 26, 2008 and September 28, 2007, respectively.

Revenue for the first quarter of fiscal 2009 decreased in the Americas and Rest of World and increased in Europe compared to the corresponding period in fiscal 2008. The $8.5 million increase in Europe was driven by two large deals that totaled $4 million plus approximately $4 million in SOP 97-2 deferred revenue annuity releases.

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

Overall, gross profit margin in the first quarter of fiscal 2009 was 32%, compared with 30% in the corresponding period of fiscal 2008. The increase in overall gross profit margin in the first quarter of fiscal 2009 was primarily driven by an increase in global services revenue, with gross profit margin of 40% versus product gross profit margin of 23%.

Product gross profit margin in the first quarter of fiscal 2009 was 23%, compared with 17% in the corresponding period of fiscal 2008. The increase in product gross profit margin in the first quarter of fiscal 2009 was primarily due to two large deals totaling $5.4 million with relatively low discounts, compared to aggressive discounting on large deals in the corresponding period of fiscal 2008.

Global services gross profit margin in the first quarter of fiscal 2009 was 40%, compared with 43% in the corresponding period of fiscal 2008. The decrease in global services gross profit margin in the first quarter of fiscal 2009 was due to lower margin on professional services revenue in the first quarter of fiscal 2009. This largely resulted from a single deal that changed the mix towards the lower margin third party products and away from the higher margin consulting and managed services. Increased competition, a more stable Altix product line and a decline in our overall installed base has resulted in reduced or discounted customer support pricing and third party professional services, which also contributed towards the decline in global service gross profit margin.

Operating Expenses

Operating expenses were as follows (in thousands):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Research and development	$15,096	$13,296
% of total revenue	16%	15%
Selling, general and administrative	$36,862	$41,224
% of total revenue	40%	45%
Other operating expenses, net	$3,809	$175
% of total revenue	4%	—%

Operating Expenses (excluding Other Operating Expenses).

Operating expenses, excluding other operating expenses, for the first quarter of fiscal 2009 decreased by $2.6 million, or 4.7%, from the corresponding period of fiscal 2008 and decreased as a percentage of total revenue from 60% to 56%. The decrease in operating expenses for the first quarter of fiscal 2009 was primarily attributable to a decrease of $1.8 million in legal expenses, associated primarily with our ATI patent litigation activity during the first quarter of fiscal 2008. Additionally, contract services decreased by $0.8 million in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. The decrease in operating expenses was partially offset by a decrease of $1.0 million in the research and development credits from our research and development funding arrangements. Salary expenses for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 increased by $2.4 million, offset partially by a decrease in bonuses and commissions of $1.5 million and $0.6 million, respectively.

Research and Development Expense.

Research and development expense for the first quarter of fiscal 2009 increased by $1.8 million, or 14%, compared with the corresponding period of fiscal 2008. The increase in expense for the first quarter of fiscal 2009 was primarily attributable to a reduction of approximately $0.9 million of credits from our research and development funding arrangements, $0.5 million increase in compensation associated with headcount and salary increases and a $0.2 million increase in outside consulting. These increases were partially offset by a $0.3 million reduction in bonuses.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the first quarter of fiscal 2009 decreased by $4.4 million, or 11%, compared with the corresponding period of fiscal 2008. The decrease in expenses for the first quarter of fiscal 2009 was primarily attributable to a decrease of $1.8 million in legal expenses due to not incurring expenses relating to the ATI patent litigation, which was active in the first quarter of fiscal 2008, a decrease of $1.0 million in advertising and marketing programs and a decrease of $0.8 million in contracted services. Salary expenses for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 increased by $1.9 million, offset partially by a decrease in bonuses and commissions of $1.2 million and $0.6 million, respectively.

Other Operating Expenses.

Other operating expenses represent the costs associated with our restructuring plans. Other operating expenses for the first quarter of fiscal 2009 consisted of our headcount and facility reduction activities during the quarter. Of the $3.8 million of expense for the first quarter of fiscal 2009, $2.1 million related to severance and other employee costs and $1.7 million related to the accelerated amortization of leasehold improvements due to the change in the estimated remaining useful lives. Other operating expenses for the first quarter of fiscal 2008 consisted mainly of a $0.2 million charge for accretion and other costs related to facilities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended
	Sep. 26, 2008	Sep. 28, 2007
Interest expense	$(4,143)	$(2,952)

Foreign exchange loss	$(333)	$(569)
Miscellaneous expense	(278)	(228)
Interest income	230	414

Interest and other income (expense), net	$(381)	$(383)

Interest Expense.

Interest expense in the first quarter of fiscal 2009 increased by $1.2 million compared with interest expense in the first quarter of fiscal 2008. The increase in borrowings was attributable to two amendments to the 2008 senior secured credit facility that increased the principal amount of the term loan from $85.0 million to $132.5 million.

Interest and Other Income (Expense), Net.

Interest and other income (expense), net includes interest income on our cash investments, foreign exchange gains and losses, gains and losses on other investments, and other non-operating items. Interest and other income (expense), net in the first quarter of fiscal 2009 was a net loss of $0.4 million. Net foreign exchange losses of $0.3 million were largely due to foreign currency losses from the revaluation of our net asset position. Interest income decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to our cash available for investing decreasing from approximately $62 million down to approximately $40 million.

Provision for Income Taxes

Our net provision for income taxes of $2.7 million for the three months ended September 26, 2008 arose principally from net income taxes payable in certain foreign jurisdictions net of an expected the federal refund of $0.4 million. Of the $2.7 million of the net provision for income taxes, $1.3 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ net operating loss carryforwards. As required by fresh-start accounting, the recognition of tax benefits through the reduction in the valuation allowance has been recognized as a reduction of intangible assets.

Our net provision for income taxes of $5.7 million for the three months ended September 28, 2007 arose principally from net income taxes payable in certain foreign jurisdictions. Of the $5.7 million of our net provision for income taxes, $4.4 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ net operating loss carryforwards. Included in the $4.4 million is a $2.4 million additional adjustment to increase tax expense with a corresponding additional reduction of intangible assets relating to the results of operations for the nine-months ended June 29, 2007.

Liquidity and Capital Resources

Working capital.

We have incurred negative cash flows during each of the past several fiscal years. For the first quarter of fiscal 2009, this is primarily the result of our operating losses. Our working capital deficit as of September 26, 2008 was $38 million, compared with a deficit of $15 million at June 27, 2008, driven primarily by the significant increases in deferred revenue mostly due to the application of SOP 97-2.

Cash Balances.

At September 26, 2008, our unrestricted cash and cash equivalents and marketable investments totaled $36 million, compared with $40 million at June 27, 2008. At September 26, 2008, we also held $4 million of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities.

Operating Activities.

Our largest source of operating cash flows was cash collections from our customers. Our primary uses of cash from operating activities was for personnel related expenses and purchases of inventory. Cash used in operating activities was $2.4 million for the first quarter of fiscal 2009 compared with cash used of $10.9 million during the first quarter of fiscal 2008. The primary reason for the reduction in cash used was an increase of $47.3 million in deferred revenue during the first quarter of fiscal 2009 compared with an increase in deferred revenue of $18.8 million during the first quarter of fiscal 2008. The increase in our deferred revenue is primarily the result of revenue recognition requirements under SOP 97-2. Our inventory balance also decreased by $20.6 million during the first quarter of fiscal 2009 compared with an increase of $4.5 million in inventory for the first quarter of fiscal 2008. These sources of cash were partially offset by an increase in accounts receivable of $15.0 million in the first quarter of fiscal 2009 compared to an increase of only $3.9 million for the first quarter of 2008.

Investing Activities.

Cash flows from investing activities primarily relates to purchases of property and equipment needed for our business and the sales and purchases of our investments. In the first quarter of fiscal 2009, we had cash used from investing of $0.9 million primarily from $1.8 million of marketable investments purchased, $1.9 million in purchases of property and equipment and our other assets used $0.7 million in cash. Cash used from investing activities was partially offset by $3.5 million from proceeds due to marketable investments maturing.

Financing Activities.

Cash flows from financing activities primarily related to proceeds from debt financing and the issuance of stock. Cash used from financing activities was less than $0.1 million for the first quarter of fiscal 2009. In the first quarter of fiscal 2009, our debt proceeds and repayments were both $31 million. Cash used from financing activities was $0.9 million for the first quarter of fiscal 2008.

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

Despite recent growth in our bookings volume and revenues and our ongoing cost-reduction initiatives, we are continuing to consume cash from operations and we have significant non-operating cash requirements, including a principal repayment of $4.3 million due in December 2008. In light of these requirements, we believe it is appropriate to restructure our existing debt and consider other alternatives, including seeking new sources of financing and making material reductions in our costs of operations. Due to difficult market conditions and our existing debt levels, we believe that new financing will only be possible if our debt is restructured. We are currently discussing such a restructuring with our lenders, but it is uncertain that our lenders will agree to terms that would permit us to achieve our objectives. If we are unable to restructure our debt or obtain new financing, we will be forced to materially reduce our costs of operations, in order to provide adequate liquidity to meet our operating needs for at least the next twelve months.

During the first quarter of fiscal 2009, the maximum amount drawn on the line of credit and subsequently repaid within seven days of being drawn was $20 million. The drawing down of the full $20 million during the first quarter of fiscal 2009 was not for operational purposes but in response to the ongoing uncertainty in the overall credit and financial markets at that time. We repaid the full $20 million on September 26, 2008. However, since we anticipate needing to utilize up to the full amount at points in time to fund operations in fiscal 2009 and the overall credit and financial markets continue to be uncertain, we have again drawn the full $20 million in October 2008 to ensure it is available if needed. We will continue monitoring the financial markets, and to the extent the funds are not otherwise needed for operations, we may choose to repay the amounts drawn at any time.

Debt and Equity Facilities

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance sheet arrangements as defined by the SEC Final Rule 67 (“FR-67”), Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, including certain guarantees. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, or capital resources. See Note 11, Guarantees, in notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these guarantees.

Contractual Obligations

During the first three months of fiscal 2009 there was no material change to our contractual obligations, inclusive of rent obligations, previously disclosed in our annual report on Form 10-K filed with the SEC.

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

As a result of our emergence from bankruptcy, the assets and liabilities of the Successor Company were adjusted to their relative fair values in conformity with SFAS 141, Business Combinations, as of September 29, 2006. The fresh-start accounting adjustments that had the most significant impact on our financial results for the fiscal years ended June 27, 2008 and June 29, 2007, and which will continue to affect our financial results going forward are as follows:

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

•

Intangibles. New intangible assets resulted from the adoption of fresh-start accounting. Other intangible assets, net of accumulated amortization, related to fresh-start were approximately $48 million as of September 26, 2008, and approximately $87 million as of September 29, 2006. Subsequent to September 29, 2006, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Reports on Form 10-K for fiscal 2007 and 2008. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards.

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

The information required under this Item 3 is included in Part II, Item 1A below entitled “Risk Factors” and should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended June 27, 2008. There have been no material changes in our exposure to market risk from that described in such report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control. Subject to these limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are effective as discussed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended June 27, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect significant demands on our working capital to continue, and we may not be able to recoup significant expenditures made to support backlog requirements.

Over the past several quarters we have seen an increase in our backlog. In addition, we have recently received orders for and have been awarded a number of significant contracts or letters of intent for large sales transactions. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our liquidity may be compromised, impacting our ability to timely pay our vendors, our cash balance may be significantly reduced in that period and our operating results for that period may suffer.

Our cash position may be insufficient to meet our operating needs, and we are seeking to, but may be unable to, restructure our debt and raise additional capital.

Despite recent growth in our bookings volume and revenues and our ongoing cost-reduction initiatives, we are continuing to consume cash from operations and we have significant non-operating cash requirements, including a principal repayment of $4.3 million due in December 2008 and $8.5 million in payments due in the second half of fiscal 2009 under our Senior Subordinated Credit Facility. In light of these requirements there is a significant risk that our cash position will be insufficient to meet our operating needs beginning in the second half of fiscal 2009.

We are reviewing a range of alternatives to address this situation, including further reductions in our expense model, restructuring of our existing debt and seeking new sources of financing. In light of difficult market conditions and our existing debt levels we believe that new financing will only be possible if our debt is restructured. We are currently discussing such a restructuring with our lenders, but it is uncertain that our lenders will agree to terms that would permit us to achieve our objectives. Even if a restructuring can be effected, the terms of the restructuring and of any new financing that we are able to raise could be expected to substantially dilute our current stockholders or subject to them to the rights of holders of senior securities, or could impair our ability to operate successfully.

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

For many years, we have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. During fiscal 2008, we recognized an operating loss of $127 million. During the first quarter of fiscal 2009, we recognized an operating loss of $27 million. We expect to incur losses and negative operating cash flows over the next few quarters. Although we are undertaking cost reduction actions in order to reach profitability and cash breakeven more quickly, if our revenue does not increase or if we fail to reduce our expenses to an amount less than our gross margins, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our gross margins, including unplanned expenses, the inability to forecast business activities accurately, further decline in our revenue and the impact on current revenues of anticipated future product releases. In addition, a substantial portion of our service revenue comes from service related to legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our losses would increase. We are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and global services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. These initiatives and cost reductions efforts will be designed to improve focus on our core business objectives and key geographic markets. Our business could be adversely affected by the initiatives and cost reduction efforts. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and significantly diminish the value of our common stock.

If we fail to manage the transition to our new business plan effectively, we could adversely affect our business and operating results.

As we re-engage in the visualization business, we must successfully manage the introduction of our new product offerings. We must train and manage our sales force effectively in order to ensure that our sales force is aware of, and prepared to communicate to customers effectively about, the features offered by the new offerings. Development delays, excess costs and delay in customer acceptance would harm our business and operating results.

If our stock continues to have extremely low trading volume or our stock price continues to be volatile, stockholders may only be able to resell our shares at a loss or at a price below the most recently-quoted share price.

Our common stock began trading on the NASDAQ Capital Market on October 23, 2006. From October 23, 2006 through September 26, 2008, the price of our common stock has fluctuated between $4.76 and $30.66 per share, with an average daily trading volume of approximately 25,572 shares. Because of our extremely low trading volume, our stock price is very volatile. Also, volatility in our stock price may impact stockholders’ ability to sell their shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

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

We expect our operating results to continue to fluctuate significantly. These fluctuations will make our operating results difficult to predict and could cause them to fall below expectations, restricting our ability to grow, impairing our ability to operate and resulting in declines in our stock price.

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

Additional factors that may cause fluctuations in our operating results include:

•	our inability to reduce operating expenses;

•	the timing and magnitude of shipments and the timing of installations and acceptance of our products, particularly those relating to large transactions;

•	changes in demand, sales cycles and prices for our products and services;

•	our ability in a timely manner to develop, introduce and ship new products and product enhancements that meet end-user requirements;

•	the timing of product releases, enhancements or announcements by us, our suppliers or our competitors;

•	changes in the competitive dynamics of our markets, including new entrants or competitors’ discounting of product prices;

•	government budget and appropriations processes and spending cycles;

•	the revenue mix between our services and products and among our products;

•	our ability to attract new customers and retain existing customers;

•	changes in the gross margin for any of our products;

•

the availability, costs and timeliness of delivery of components obtained from third parties that are used in our products, the loss of one or more of our suppliers or a reduction in the capacity of one or more of our suppliers;

•	variability in our ability to recognize revenue from sales resulting from application of SOP 97-2, which requires the deferral of revenue under certain circumstances; and

•	the potential impact on our business of a general worldwide economic downturn.

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

We may be unable to maintain our overall gross margin. A failure to maintain our overall gross margin would negatively affect our financial performance, our liquidity and our stock price.

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

Due to these and other factors, we may be unable to maintain our overall gross margin. As we enter into new markets and introduce new products and services, our ability to forecast our overall gross margin and anticipate the effect of these and other factors diminishes. Reductions in our overall gross margin would negatively affect our financial performance and our liquidity and could lead to a decline in the price of our stock.

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

We may be unable to obtain enough of these components in the future, and the prices of these components may increase. Given the general economic climate, our suppliers may reduce our credit lines thereby making it more difficult or impossible to purchase components. In addition, problems with respect to component quality and timeliness of deliveries may occur, which may delay customer acceptance and our ability to recognize revenue, may cause us to incur additional costs, or cause us to incur penalties under customer contracts that require timely delivery. In addition, our suppliers could enter into exclusive agreements with, or acquire or be acquired by, one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Disruption or termination of the supply of our product components could require us to alter the design of our products to accommodate replacement components, and would require our personnel to spend significant amounts of time working with customers and new suppliers to minimize customer inconvenience and the down time of our products. Any disruption or termination of supply could seriously harm our relationships with current and prospective customers.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of October 24, 2008, we had 11,607,476 outstanding shares of common stock, all of which are eligible for resale on the NASDAQ Capital Market. Shares held by Monarch, Watershed and Symphony Asset Management LLC and their affiliated entities, which totaled 5,632,194, currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act, unless they are sold pursuant to a registration statement providing for the public resale of shares of common stock held by such holders. Pursuant to our Registration Rights Agreement with Monarch, Watershed and certain other investors, we must, within 21 days after receipt of a written request from certain of these holders, prepare and file with the SEC a registration statement on Form S-3 providing for the public resale of shares of common stock held by such holders.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Silicon Graphics, Inc., dated October 17, 2006	8-K	000-15129	3.1	10/20/06

3.2	Third Amended and Restated Bylaws of Silicon Graphics, Inc., dated as of August 21, 2008	8-K	001-10441	3.1	08/27/08

31.1	Certification of CEO Pursuant to Section 302					X

31.2	Certification of CFO Pursuant to Section 302					X

32.1	Certification of CEO and CFO Pursuant to Section 906					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2008	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Kathy Lanterman
Kathy Lanterman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)