Form 10-Q
period 2008-12-26
SILICON GRAPHICS INC
filed 2009-02-09
CIK 802301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of January 30, 2009, the registrant had 11,648,568 shares of common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Product and other revenue	$38,619	$40,460	$83,149	$80,602
Product revenue from related party	1,114	2,953	1,798	8,407
Services revenue	43,043	46,698	90,588	92,187

Total revenue	82,776	90,111	175,535	181,196

Costs and expenses:
Cost of product and other revenue	32,308	34,938	67,157	72,630
Cost of service revenue	28,606	27,310	57,270	53,199
Research and development	14,297	14,464	29,393	27,760
Selling, general and administrative	35,065	44,163	71,927	85,387
Restructuring expenses	10,734	20	14,543	195

Total costs and expenses	121,010	120,895	240,290	239,171

Operating loss	(38,234)	(30,784)	(64,755)	(57,975)
Interest expense	(1,781)	(1,017)	(3,190)	(2,020)
Interest expense from related parties	(3,457)	(1,973)	(6,192)	(3,922)
Interest and other income (expense), net	(5,303)	(6,970)	(5,683)	(7,353)

Loss before income taxes	(48,775)	(40,744)	(79,820)	(71,270)
Income tax provision	425	1,432	3,077	7,099

Net loss	$(49,200)	$(42,176)	$(82,897)	$(78,369)

Net loss per share:
Basic	$(4.24)	$(3.78)	$(7.14)	$(7.04)

Diluted	$(4.24)	$(3.78)	$(7.14)	$(7.04)

Weighted-average shares used to compute net loss per share:
Basic	11,614	11,147	11,606	11,136

Diluted	11,614	11,147	11,606	11,136

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	December 26, 2008	June 27, 2008
Assets:
Current assets:
Cash and cash equivalents	$34,995	$39,552
Short-term marketable investments	1,098	258
Short-term restricted investments	3,783	4,292
Accounts receivable, net of allowance for doubtful accounts of $2,606 at December 26, 2008 and $1,266 at June 27, 2008	48,633	53,816
Inventories, net	49,546	72,601
Prepaid expenses	6,808	7,772
Deferred cost of goods sold	64,379	39,471
Other current assets	9,855	12,249

Total current assets	219,097	230,011
Restricted investments	2,087	1,872
Property and equipment, net	33,296	40,917
Other intangibles, net	46,818	55,399
Other non-current assets, net	89,164	86,996

Total assets	$390,462	$415,195

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$17,311	$34,492
Accrued compensation	22,339	28,878
Income taxes payable	2,161	2,798
Other current liabilities	45,648	39,744
Current portion of long-term debt ($6,902 from related parties at June 27, 2008)	—	12,750
Current portion of deferred revenue	171,040	126,138

Total current liabilities	258,499	244,800
Long-term debt ($103,557 from related parties at December 26, 2008 and $64,835 at June 27, 2008)	157,378	119,750
Non-current portion of deferred revenue	75,869	70,524
Long-term income taxes payable	20,926	23,715
Other liabilities	13,876	12,782

Total liabilities	526,548	471,571
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, and additional paid-in capital; 25,000,000 shares authorized; 11,634,985 and 11,592,470 shares issued and outstanding at December 26, 2008 and June 27, 2008, respectively	200,297	198,288
Accumulated other comprehensive income	3,409	2,233
Accumulated deficit	(339,792)	(256,897)

Total stockholders’ deficit	(136,086)	(56,376)

Total liabilities and stockholders’ deficit	$390,462	$415,195

See accompanying notes to these condensed consolidated financial statements.

SILICON GRAPHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	December 26, 2008	December 28, 2007
Cash flows from operating activities:
Net loss	$(82,897)	$(78,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,553	19,221
Impairment of investment in SGI Japan	6,573	6,149
Amortization of inventory fair value adjustment to cost of sales	—	4,230
Utilization of pre-petition foreign tax loss carryforwards	2,450	4,889
Stock-based compensation expense	2,099	1,888
Non-cash restructuring charges	2,542	—
Interest paid in kind	3,971	—
Other	2,907	(258)
Changes in operating assets and liabilities:
Accounts receivable	4,792	6,098
Inventories	22,025	(11,169)
Accounts payable	(17,135)	5,006
Accrued compensation	(6,539)	(3,575)
Deferred revenue	50,247	32,069
Other assets and liabilities	(28,923)	(10,496)

Net cash used in operating activities	(19,335)	(24,317)

Cash flows from investing activities:
Restricted and marketable investments:
Purchases	(6,440)	(6,183)
Maturities	5,697	3,772
Purchases of property and equipment	(3,486)	(5,671)
Decrease (increase) in other assets	(904)	(2,864)

Net cash used in investing activities	(5,133)	(10,946)

Cash flows from financing activities:
Payments of debt principal	(31,000)	(15,197)
Proceeds from financing	51,000	15,000
Acquisitions of common stock for restricted stock unit withholding tax	(89)	(500)
Payments of debt issuance and debt modification costs	—	(792)

Net cash provided (used) in financing activities	19,911	(1,489)

Net decrease in cash and cash equivalents	(4,557)	(36,752)
Cash and cash equivalents at beginning of period	39,552	69,887

Cash and cash equivalents at end of period	$34,995	$33,135

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

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities in the financial statements and the accompanying notes. On an ongoing basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventory, lease residual values, warranty obligations, values of intangible and long-lived assets, restructuring, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates. Certain comparative figures have been reclassified to conform to the current basis of presentation.

We emerged from federal bankruptcy protection on the Effective Date and adopted fresh-start accounting as of September 29, 2006 in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). We were required to use fresh-start accounting because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and reorganization value was less than post-petition liabilities and allowed claims. Under fresh-start accounting, we are required to allocate reorganization value to assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. Accordingly, our financial information related to the Successor Company is on a basis different from, and is therefore not comparable to, our financial information related to the Predecessor Company. For further information on fresh-start accounting, see Note 3, Fresh-Start Accounting. Certain capitalized terms used in this report are defined in our Annual Report on Form 10-K for the year ended June 27, 2008.

The condensed consolidated balance sheet as of December 26, 2008 includes the remaining effect of adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start accounting. The adoption of fresh-start accounting had a material effect on the condensed consolidated financial statements as of December 26, 2008 and will have a material impact on condensed consolidated statements of operations for periods subsequent to December 26, 2008.

Based on current information, we estimate that our liquidity during the next two quarters will be at or near the minimum amount necessary to operate our business and, if business conditions are worse than we anticipate, could fall short of such minimum amount. As a result we are continuing to seek additional sources of financing, reduce operating expenses and manage working capital to enhance our liquidity. We cannot provide assurance that our lenders will agree to a restructuring, that asset sales will occur, or that we can secure additional sources of financing.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of several actions including restructuring our debt, reducing our operating expenses and securing additional financing, on the timeline contemplated by our plan. Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Management Incentive Plan

The amended and restated Silicon Graphics, Inc. Management Incentive Plan (“MIP”) permits us to issue a variety of equity incentives, including options to purchase our common stock and restricted stock units (“RSUs”). A total of 2,473,750 shares have been reserved for issuance under the MIP, of which a maximum of 924,375 may be issued as RSUs. As of December 26, 2008, 1,747,899 equity grants were outstanding under the MIP, of which 221,241 were RSUs and 1,525,658 were stock options. The total shares available for issuance pursuant to future equity grants as of December 26, 2008 was 606,766.

Employee Stock Purchase Plan

A maximum of 500,000 shares of our common stock may be sold pursuant to purchase rights granted under the Silicon Graphics, Inc. 2007 Employee Stock Purchase Plan (the “ESPP”). As of December 26, 2008, no purchase rights had been granted under the ESPP and 500,000 shares of common stock remained available for issuance.

Non-MIP Equity Grants

In April 2007, Robert “Bo” Ewald received 46,348 RSUs that were authorized as a non-MIP equity grant. The fair value of the RSUs on the date of grant was $30.26 per unit. The RSUs vest in 48 equal monthly installments, which are released annually each December 31. As of December 26, 2008, 7,726 RSUs had been released and 38,632 were outstanding, of which 11,590 were vested but not yet releasable.

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

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Expected volatility	67.82%	37.19%	61.56%	37.10%
Expected term (in years)	4.61	4.50	4.61	4.51
Risk-free rate (%)	1.50	3.30	2.07	3.42
Expected dividends	—	—	—	—

Stock-based Compensation Expense

The compensation costs that have been included in our results of operations and the total income tax benefit, if any, that we recognized in our condensed consolidated statements of operations for these stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Stock-based compensation cost included in:
Cost of product and other revenue	$37	$34	$77	$62
Cost of services revenue	29	(42)	56	17
Research and development	299	253	671	561
Selling, general and administrative	487	530	1,295	1,248

Total stock-based compensation expense before income taxes	852	775	2,099	1,888
Income tax benefit recognized	—	—	—	—

Total stock-based compensation expense after income taxes	$852	$775	$2,099	$1,888

As of December 26, 2008, there was $6.5 million of total unrecognized compensation expense related to unvested stock options that we expect to vest over a weighted-average period of 2.82 years. Additionally, as of December 26, 2008, there was $4.0 million of unrecognized stock-based compensation expense related to unvested RSUs that we expect to vest over a weighted-average period of 2.6 years.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of December 26, 2008 and changes during the six months ended December 26, 2008, were as follows (in thousands, except exercise price and contractual term):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2008	1,384	$20.77
Options granted	239	$4.33
Options exercised	—	$—
Options forfeited or expired	(97)	$18.16

Options outstanding at December 26, 2008	1,526	$18.36	5.38	$0

Options vested and exercisable at December 26, 2008	549	$21.13	4.73	$0

Options vested or expected to vest after December 26, 2008	1,414	$18.62	5.33	$0

The aggregate intrinsic value represents the difference between $3.08, our closing stock price on the last trading day of the fiscal period, December 26, 2008, and the exercise price per share, multiplied by the number of “in the money” options that would have been received by the option holders had all option holders exercised their options on December 26, 2008. The weighted-average fair value of options granted during the six months ended December 26, 2008 was $2.16 per share.

Summary of Restricted Stock Units

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse.

Unvested RSUs outstanding as of December 26, 2008 and changes during the six months ended December 26, 2008, including non-MIP grants, were as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at June 27, 2008	292.0	$19.17
RSUs granted	56.5	$4.62
RSUs vested	(67.4)	$18.90
RSUs forfeited	(21.3)	$18.01

RSUs outstanding at December 26, 2008	259.8	$16.83

Of the RSUs released during the six months ended December 26, 2008, 19,766 units were withheld to satisfy the tax withholding requirement (valued at $89 thousand) for the total number of units that vested. The aggregate intrinsic value of RSUs outstanding was $800 thousand and $1.6 million as of December 26, 2008 and June 27, 2008, respectively. The weighted average fair value of the RSUs that vested during the six months ended December 26, 2008 was $4.30 per share.

Other Disclosures Pertaining to All Share-Based Compensation Plans

Since no options were exercised, no cash was received from option exercises under share-based payment arrangements during the three months ended December 26, 2008. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended December 26, 2008.

5.	Inventories, net

Inventories were as follows (in thousands):

	December 26, 2008	June 27, 2008
Components and subassemblies	$17,359	$17,568
Work-in-process	12,266	18,910
Finished goods	19,066	33,956
Demonstration systems	855	2,167

Total inventories	$49,546	$72,601

The inventory values above are net of reserves totaling $32.7 million and $41.1 million at December 26, 2008 and June 27, 2008, respectively.

Pursuant to fresh-start accounting, in the Successor Company’s opening September 29, 2006 balance sheet, inventory amounts were stated at fair market value. Components and subassemblies were not adjusted as the carrying value reflected fair value. Work-in-process and finished goods inventories were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and the post emergence completion effort. The resulting impact of fresh-start accounting to inventories as of September 29, 2006 was an increase of approximately $28.3 million. At June 27, 2008, this valuation adjustment had been fully amortized. As a result, the amount of cost of goods sold recognized in the first six months of fiscal 2008 is higher compared to the first six months of fiscal 2009. Amortization of the inventory fair value adjustment was zero and $4.2 million in the first six months of fiscal 2009 and fiscal 2008, respectively.

6.	Other Current Assets

Other current assets were as follows (in thousands):

	December 26, 2008	June 27, 2008
Value-added tax receivable	$4,450	$4,849
Other	5,405	7,400

Total other current assets	$9,855	$12,249

7.	Other Intangibles, Net

Other intangibles, net of accumulated amortization, were approximately $46.8 million as of December 26, 2008. Other intangible assets were primarily established in connection with our adoption of fresh-start accounting in fiscal 2007. See Note 3, Fresh-Start Accounting, for additional information. See Note 11 in our Annual Report on Form 10-K for the year ended June 27, 2008 for information about LXNI.

Subsequent to June 27, 2008, additional adjustments were made to the intangible assets established in connection with our adoption of fresh start accounting. The adjustments were a decrease of $2.1 million, for the six months ended December 26, 2008, to the fresh-start valuation previously disclosed in our Annual Report on Form 10-K for fiscal 2008 and are reflected in the table below. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards, and to a lesser degree, adjustments for foreign tax audits.

Other intangible assets consisted of the following (in thousands, except years):

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount Dec 26, 2008
		June 27, 2008	Adjustments and Additions	Dec. 26, 2008	June 27, 2008	Amortization	Dec. 26, 2008
Fresh-start:
Developed product technology	4	$24,579	$(690)	$23,889	$(7,648)	$(1,959)	$(9,606)	$14,283
Customer backlog	3	2,396	(67)	2,329	(1,924)	(82)	(2,006)	323
Royalty license agreements	3	1,686	(47)	1,639	(628)	(160)	(788)	851
Trademark/trade name portfolio	15	5,679	(160)	5,519	(627)	(164)	(791)	4,728
Customer relationships	4	42,147	(1,183)	40,964	(13,114)	(3,359)	(16,473)	24,491

Total fresh-start		76,487	(2,147)	74,340	(23,941)	(5,724)	(29,664)	44,676

LXNI:
Developed product technology	4	1,005	—	1,005	(75)	(100)	(175)	830
Patents	4	1,443	—	1,443	(107)	(144)	(251)	1,192
Customer relationships	0	933	—	933	(346)	(467)	(813)	120

Total LXNI		3,381	—	3,381	(528)	(711)	(1,239)	2,142

Total		$79,868	$(2,147)	$77,721	$(24,469)	$(6,436)	$(30,903)	$46,818

Total amortization expense for other intangible assets for the six months ended December 26, 2008 and December 28, 2007 was approximately $6.4 million and $6.3 million, respectively. Future annual amortization expense for other intangible assets is estimated to be as follows (in thousands):

Fiscal 2009 (for fiscal quarters remaining at December 26, 2008)	$5,734
Fiscal 2010	11,580
Fiscal 2011	11,554
Fiscal 2012	11,269
Fiscal 2013 and thereafter	6,681

$46,818

8.	Other Non-Current Assets

Other non-current assets were as follows (in thousands):

	December 26, 2008	June 27, 2008
Spare parts, net of accumulated depreciation of $12,244 at December 26, 2008 and $9,393 at June 27, 2008	$14,337	$16,257
Investment in SGI Japan (see note 10 and 15)	8,147	14,720
Non-current deferred cost of goods sold	47,655	34,946
Non-current cash surrender value of pension plan assets	7,484	8,514
Software licenses and other, net	11,541	12,559

Total other non-current assets	$89,164	$86,996

Deferred cost of goods sold will be recognized over the respective contract terms ranging up to five years.

9.	Debt and Other Financing Arrangements

In October 2006, we entered into a Senior Secured Credit Agreement (the “Agreement”), providing us with an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation (“GE”).

In September 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. (“Quadrangle”) and Watershed Technology Holdings, LLC (“Watershed”), or their affiliates, which are significant stockholders of SGI, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and the term loan is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we were required to comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% or the Alternative Base Rate plus 3.50%, at our option. The financing facility matures in October 2011.

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

On February 4, 2008, we entered into a Third Amendment to the Agreement (the “Third Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders, to increase the principal amount of the term loan from $85 million to $127.5 million. The prepayment premiums for the term loan and revolving credit commitments were increased to 2%. The interest rates on both the term loan and the line of credit remained the same, with floors added for the LIBOR rate of 3.5% and the Alternative Base Rate of 6.25%. The Third Amendment also allowed us to establish securities, deposit or other accounts of up to $3 million to secure performance bonds and guarantees, surety bonds, letters of credit and other similar obligations. A $1.3 million fee was incurred on the $42.5 million added to the term loan. This fee was deferred and is being amortized as an adjustment to interest expense over the term of the loan.

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

On August 25, 2008, we entered into the Fifth Amendment to the Senior Secured Credit Agreement (the “Fifth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Inc. as collateral agent, and the other Credit Parties thereto. The Fifth Amendment modified permitted indebtedness restrictions to allow us to add a maximum of $20 million of permitted indebtedness through a combination of entering into an agreement with ECS United Kingdom plc to incur up to $20 million in debt in a financing arrangement and to enter into an agreement for a six month, $10 million line of credit to fund a guarantee in connection with a multi-year product deployment with the North German Group for High- and Highest- Performance Computers. The total leverage ratio and the minimum EBITDA requirement were effectively waived until the end of the first quarter in fiscal 2010. The total leverage ratio was amended to be 5.75 for the period ending September 25, 2009; 4.50 for the period ending December 25, 2009; 4.25 for the period ending March 26, 2010 and 3.5 for each fiscal quarter-end thereafter until and including September 30, 2011. Minimum EBITDA was amended to be $30 million as of September 25, 2009; $37.5 million as of December 25, 2009; $40 million as of March 26, 2010; and $45 million on June 25, 2010 and for each fiscal quarter-end until and including September 30, 2011. Also, a minimum global liquidity requirement of $15 million was established and fiscal year 2009 capital expenditures were limited to $10 million, and for following fiscal years to $15 million. Also, the interest rate on the Term Loan was increased by 2% with the entire increment payable at maturity on October 17, 2011. A fee of $662,500 was added to the principal , payable at maturity.

On September 19, 2008, we entered into the Sixth Amendment to the Senior Secured Credit Agreement (the “Sixth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Inc. as collateral agent, and the other Credit Parties thereto. The Sixth Amendment eliminated the revolving agent’s right to impose and adjust the amount of reserves in respect of the total revolving commitment.

On December 24, 2008, we entered into the Seventh Amendment to the Senior Secured Credit Agreement (the “Seventh Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Lenders and Credit Parties thereto. The Seventh Amendment modified the Agreement to permit interest due to be paid-in-kind by adding the amount of such interest to the principal amount of the term loan or revolving advances, as applicable, in the period from December 24, 2008 through December 24, 2010, unless certain Consolidated EBITDA levels are reached. Principal repayments due on or prior to September 24, 2010 are deferred to the Agreement Maturity Date (October 17, 2011). A new covenant regarding minimum required levels of Consolidated EBITDA was added, setting the minimum Consolidated EBITDA requirement at $1 million as of March 27, 2009; $5 million as of June 26, 2009; and $10 million on September 25, 2009 and for each fiscal quarter-end thereafter until and including September 30, 2011. The minimum liquidity required was amended to $10 million on an average weekly basis. These levels of EBITDA and liquidity are materially higher than those we have recently achieved and we may not be in compliance with these requirements in the quarter ending March 27, 2009. If we do not achieve the required levels then an event of default will occur and the lenders may, among other things, accelerate the debt and otherwise exercise their rights. We are discussing with our lenders a longer-term restructuring that would reduce or eliminate our short-term debt service requirements and that would allow us to access additional sources of financing to enhance our working capital position. Such a debt restructuring would likely be highly dilutive to our shareholders.

Annual principal payments over the next four years for all amounts borrowed under the Agreement are as follows: fiscal 2009 — none; fiscal 2010 — none; fiscal 2011 — $18.8 million and fiscal 2012 — $138.6 million. See Risk Factors, including the risk factor entitled “our cash position may be insufficient to meet our operating needs, and we are seeking to, but may be unable to, restructure our debt and raise additional capital.”

In October 2008, we fully drew the $20 million line of credit and it remained fully drawn as of December 26, 2008.

10.	Investment in SGI Japan

Impairment of Investment

During the three months ended December 28, 2007, we determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by approximately $6 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2007. We included the impairment loss in other income (expense), net in the second quarter of fiscal 2008. The value of the investment after the write down was approximately $15 million, which represented the estimated fair value of the investment at September 26, 2008.

During the three months ended December 28, 2008, we again determined that there had been an other-than-temporary impairment of our remaining investment in SGI Japan. As a result, we wrote down the investment by approximately $7 million, which represented the difference between the investment’s carrying value and the estimated fair value of the investment as of December 28, 2008. We included the impairment loss in other income (expense), net in the second quarter of fiscal 2009. The value of the investment after the write down was approximately $8 million, which represented the estimated fair value of the investment at December 26, 2008.

Given the current global economic circumstances, we will continue to assess this investment for impairment and it may be necessary to take further impairment charges in the future. See Note 15, Related Party Transactions, for further information on our related party relationship with SGI Japan.

11.	Guarantees

Financial Guarantees

We have issued financial guarantees to cover rent on leased facilities and equipment; to government authorities for VAT and other taxes; and, certain other parties support payments in advance of future delivery on our goods and services. The majority of our financial guarantees have terms of one year or less. Our maximum potential obligation under financial guarantees at December 26, 2008 was $3.1 million for which we had $5.9 million of assets held as collateral. The full amount of the assets held as collateral was included in restricted investments.

The cost of the assets held as collateral approximates fair value. At December 26, 2008, we did not have any obligations associated with our guarantees that met the criteria to be recorded as liabilities in our condensed consolidated balance sheet.

Product Warranties

At the time of sale of our products, we provide for an estimated cost to warrant these products against defects in materials and workmanship for a period of up to three years. This accrual was reflected under other current liabilities and other long-term liabilities in the condensed consolidated balance sheets of this Quarterly Report on Form 10-Q.

Product warranty activity was as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Product warranty beginning balance	$6,536	$5,650	$5,207	$5,646
New warranties issued	1,928	1,427	4,244	3,055
Warranty amortization	(1,206)	(1,468)	(2,344)	(3,208)
Changes in warranty rate estimates	34	(313)	185	(197)

Product warranty ending balance	$7,292	$5,296	$7,292	$5,296

12.	Loss Per Share

Set forth below is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Net loss	$(49,200)	$(42,176)	$(82,897)	$(78,369)

Weighted average shares outstanding-basic	11,614	11,147	11,606	11,136
Potentially dilutive shares from stock options and unvested RSUs	—	—	—	—

Weighted average shares outstanding-diluted	11,614	11,147	11,606	11,136

Net loss per share:
Basic	$(4.24)	$(3.78)	$(7.14)	$(7.04)

Diluted	$(4.24)	$(3.78)	$(7.14)	$(7.04)

As of December 26, 2008, there are approximately 260,000 restricted stock units in the money and, to the extent we had net income, these could potentially be dilutive.

13.	Comprehensive Income

Other comprehensive income totaling $3.4 million for the six months ended December 26, 2008, consisted of net unrecognized pension losses and the gains in foreign currency hedges in accordance with our hedge accounting under FAS 133.

14.	Segment Information

We have two reportable segments, products and services. Our reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, customer base, economic characteristics, homogeneity of products, technology, delivery channels and other factors, and are aligned with the process by which the chief operating decision maker (our Chief Executive Officer) makes operating decisions and evaluates performance.

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

Services

Our services organization supports our computer hardware and software products and provides professional services to help customers realize the full value of their information technology investments. Our customer support organization provides ongoing maintenance and technical support, including contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, customer education, managed services and third-party products.

Segment Results

The following table presents revenues and gross margin for our segments (in thousands).

	Products	Services	Total
Three Months Ended:
December 26, 2008
Revenues	$39,733	$43,043	$82,776
Gross Margin	$7,425	$14,437	$21,862
December 28, 2007
Revenues	$43,413	$46,698	$90,111
Gross Margin	$8,475	$19,388	$27,863

	Products	Services	Total
Six Months Ended:
December 26, 2008
Revenues	$84,947	$90,588	$175,535
Gross Margin	$17,790	$33,318	$51,108
December 28, 2007
Revenues	$89,009	$92,187	$181,196
Gross Margin	$16,379	$38,988	$55,367

Revenues and cost of revenues is the only discrete financial information we have available for our segments. For this reason, we are not able to provide other financial results or assets by segment (e.g. operating expenses, net income, long-lived assets, etc.).

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

In the second quarter of fiscal 2009 and fiscal 2008, no single customer represented 10% or more of our total revenue.

Product Information

Our Product revenue is primarily comprised of revenue from our server and storage products along with our software. Our Services revenue consists of sales from two classes of services: (1) Customer Support Services and (2) Professional Services.

The following table provides revenue for similar classes of products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Computer Systems Products
Shared Memory	$11,537	$17,577	$29,288	$36,900
Cluster	$11,754	$3,918	$21,359	$14,133
Storage	$8,927	$12,856	$21,149	$20,598
Software	$1,193	$2,437	$3,428	$5,017
Other (includes visualization, royalties, etc.)	$6,322	$6,625	$9,723	$12,361

Total Products	$39,733	$43,413	$84,947	$89,009
Services
Customer Support	$31,315	$40,193	$68,153	$78,423
Professional Services	$11,728	$6,505	$22,435	$13,764

Total Services	$43,043	$46,698	$90,588	$92,187

Geographic Information

The following table provides revenue for our geographic locations (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Americas (1)	$55,239	$56,079	$117,247	$121,081
Europe	$19,119	$23,190	$41,796	$37,532
Rest of the World	$8,418	$10,842	$16,492	$22,583

Total Revenue	$82,776	$90,111	$175,535	$181,196

(1)	Includes revenue from the U.S. of $54.0 million and $51.9 million for the three months ended December 26, 2008 and December 28, 2007, respectively. Includes revenue from the U.S. of $113.1 million and $113.9 million for the six months ended December 26, 2008 and December 28, 2007, respectively.

15.	Related Party Transactions

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

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Product revenue	$1,114	$2,953	$1,798	$8,407

Cost of product revenue	$723	$1,879	$1,244	$5,884

Aggregate amounts receivable from and payable to SGI Japan were immaterial at December 26, 2008 and June 27, 2008.

Watershed Asset Management L.L.C.

Watershed Asset Management L.L.C. (“Watershed LLC”) owns more than 10% of our outstanding common stock, and a representative of Watershed LLC was the Chairman of our Board from October 2006 until his resignation in August 2008. Affiliates of Watershed LLC are lenders under our term loan. As such, affiliates of Watershed LLC received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Affiliates of Watershed LLC also receive a pro rata share of interest for amounts borrowed under the loan. We owed affiliates of Watershed LLC $33.1 million and $32.0 million under the term loan at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In September 2007, the lenders under our original $85 million term loan, including affiliates of Watershed LLC, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, affiliates of Watershed LLC received a fee for becoming revolver lenders and receive a pro rata share of interest payments on amounts we borrow under the line of credit. As of December 26, 2008, affiliates of Watershed LLC had an $8.5 million commitment under our $20 million line of credit. We owed affiliates of Watershed LLC $8.6 million and zero, under the line of credit at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and affiliates of Watershed LLC received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principal of our term loan and payable at maturity to all debt holders on a pro rata basis.

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

Monarch Alternative Capital LP

Monarch (formerly QDRA) owns more than 10% of our outstanding common stock, and a representative of Monarch was a member of our Board from October 2006 until his resignation in August 2008. Monarch assumed the position of Quadrangle, an affiliate of QDRA, in our term loan. As such, Monarch received a pro rata share of fees paid to the lenders at the closing of the original $85 million loan in October 2006 and also at the execution of the Third Amendment to our term loan agreement in February 2008. Monarch also receives a pro rata share of interest for amounts borrowed under the loan. We owed Monarch $33.1 million and $32.0 million under the term loan at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In September 2007, the lenders under our original $85 million term loan, including Monarch, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Monarch received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. We owed affiliates of Monarch $5.4 million and zero, under the line of credit at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Monarch received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principal of our term loan and payable at maturity to all debt holders on a pro rata basis.

Monarch is a beneficial holder of interest in the Liquidating Trust and the Monarch representative formerly on our Board is a member of the Trust Advisory Board. Prior to the Effective Date, Monarch also received a pro rata portion of the backstop fees paid in connection with the Backstop Commitment Agreements.

In addition, Monarch is a party to the Registration Rights Agreement.

Whippoorwill Associates Inc.

Whippoorwill Associates Inc. or its affiliates (“Whippoorwill”) own more than 10% of our outstanding common stock. Whippoorwill is a lender under our $85 million term loan. As such, Whippoorwill received a pro rata share of fees paid to the lenders at the closing of the $85 million loan in October 2006. Whippoorwill also receives a pro rata share of interest for amounts borrowed under the loan. We owed Whippoorwill $13.5 million and $4.2 million under the term loan at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In September 2007, the lenders under our original $85 million term loan, including Whippoorwill, purchased and assumed the position of GE under our line of credit agreement and substituted themselves as lenders under the credit line. As a result, Whippoorwill received a fee for becoming a revolver lender and receives a pro rata share of interest payments on amounts we borrow under the line of credit. We owed affiliates of Whippoorwill $6.3 million and zero, under the line of credit at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be payable at maturity.

In addition, we paid a fee in September 2007 to all lenders to obtain a waiver of covenants under the credit facility and Whippoorwill received a pro rata portion of that fee. In August 2008, we incurred a fee of $0.7 million related to the Fifth Amendment. This fee will be added to the principal of our term loan and payable at maturity to all debt holders on a pro rata basis.

LC Capital Master Fund LTD

LC Capital Master Fund LTD or its affiliates (“LC Capital”) owns more than 10% of our outstanding common stock. LC Capital became one of our lenders at the execution of the Third Amendment to our term loan agreement in February 2008. As such, LC Capital received a pro rata share of the fee paid to the lenders at the execution of the Third Amendment. LC Capital also receives a pro rata share of interest for amounts borrowed under the loan. We owed LC Capital $3.7 million and $3.6 million under the term loan at December 26, 2008 and June 27, 2008, respectively. Amounts owed include accrued interest that is considered payment in kind under the Seventh Amendment of the Agreement and was added to principal and will be paid at maturity.

16.	Income Taxes

We file income tax returns with the U.S. government, various states and foreign jurisdictions and fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. SGI has however established tax contingencies associated with a liability that arose from an IRS refund payment to Cray Research in prior years. We are also negotiating the settlement of tax issues relating to our investment in Cray Research. SGI has reached a negotiated settlement of certain tax issues related to deductions under section 172(f) of the Internal Revenue Code that affect the years 1984 through 1988. This settlement, which has been approved by the Joint Committee of Tax at the end of fiscal 2007, would result in approximately $2.5 million of credit, excluding applicable interest. We have not recognized the estimated benefit related to this potential credit in fiscal 2009 since we will need to proceed through the bankruptcy court in order to receive the refund.

In addition, we have open income tax audits for fiscal years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $11 million payable to the Canadian government included in the long-term income tax payable on the balance sheet. We believe there would potentially be offsetting refunds against this tax adjustment from the Canadian government because we have requested refunds of overpaid taxes (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain whether our application for refund and the amount requested will be accepted. If accepted however, it will result in a net cash benefit to us. We have not recognized any benefit related to this potential credit as of December 26, 2008, and any benefit, if recognized, will be primarily an adjustment to other intangibles.

We are also currently under income tax audit in Germany, China and India on issues related to transfer pricing for fiscal 2003 through 2005. We believe our transfer pricing practice in these jurisdictions is adequately documented and supported by an independent study of practices by comparable companies (a transfer pricing report), so we do not expect any adjustments as a result of these examinations. We have net operating loss carryforwards in these jurisdictions that may be utilized to reduce any adjustment to our income taxes that may be proposed as a result of the audits or examinations.

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

To the extent the unrecognized tax benefits existed prior to September 29, 2006, the date we adopted fresh-start accounting, future settlement and adjustments to these unrecognized tax benefits will be adjustments to goodwill and/or other intangibles or to additional paid-in-capital, rather than adjustments to our consolidated statement of operations. As of December 26, 2008, $3.6 million of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

Interest and Penalties

Interest related to income taxes are recognized in the income tax provision. During the three and six months ended December 26, 2008, we recognized $0.3 million and $0.6 million, respectively, in interest expense. During the three and six month periods ended December 28, 2007, we recognized $0.4 million and $0.7 million, respectively, in interest expense. At December 26, 2008, approximately $10 million had been accrued for the payment of interest expense and penalties. The accrual was included in long-term income taxes payable in the consolidated balance sheet.

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

At December 26, 2008, we had no forward or option contracts outstanding. Realized net gains on the settlement of forward contracts were recorded in the statement of income during the three months ended December 26, 2008, but were not material.

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

The carrying amounts and estimated fair values of our financial instruments as of December 26, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3
Assets
Marketable and restricted investments	$6,968	$—	$—
Restricted pension plan assets		$2,543
Investment in SGI, Japan (1)			$8,147
Liabilities
Debt Instruments (2)			$157,378

(1)	It is difficult to determine the estimated fair value of our investment in SGI Japan, primarily because SGI Japan is a privately owned company. We considered a number of factors in making our determination of the estimated fair value of our investment, including the historical operating results, forecasted operating results of SGI Japan and the valuations of similar companies. Actual results could differ from the forecasted results and if the actual results are unfavorable relative to the future forecast, we may record an additional impairment in a future period. See note 15 for additional information regarding this investment.
(2)	Given the ongoing uncertainty of the overall credit and financial markets, the continuing restructuring of our debt obligations and the primary debt holders being considered related parties, it is uncertain as to the fair value of our debt obligations.

18.	Research and Development Arrangements

During the first quarter of fiscal 2007, we entered into research and development arrangements with certain third parties for a period of three years and; during the fourth quarter of fiscal 2008, we entered into a research and development arrangement with a third party for a period of nine months with an option for an additional three months. Currently, the value of these arrangements totals $29.2 million and covers periods through fiscal 2009. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead towards the commercialization of new products that can be sold for incremental revenue. During the six months ended December 26, 2008, we earned approximately $2.7 million in compensation compared with approximately $4.9 million for the six months ended December 28, 2007. The amounts earned are recognized as an offset to research and development expense.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be applicable to any business combinations we close after June 26, 2009.

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

We are currently being audited for state sales and use tax matters for the years 2003 through 2006 in California. In addition, we have open income tax, VAT, and sales and use tax audits for years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax audits has resulted in a tax adjustment of approximately $11 million (including interest) payable to the Canadian government. We have requested refunds of overpaid taxes from the Canadian government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether our application for refund and the amount requested will be accepted. See Note 16 for further information. We are also currently under income tax audit in Germany and India on issues related to transfer pricing for fiscal 2003 through 2005. We are under examination by the Chinese tax authorities on issues unrelated to transfer pricing for the years 2002 through 2005. We file income tax returns with the U.S. government, various states and foreign jurisdictions. Certain returns filed relating to fiscal 2005 to 2007 remain open to examination by the major taxing jurisdictions in which we are subject to tax.

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

On August 10, 2005, our German subsidiary, which was not a party to the Chapter 11 cases, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.5 million based on the conversion rate on December 26, 2008). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9 million plus interest since April 2004 ($12.7 million based on the conversion rate on December 26, 2008), which exceeds our contractual limit of liability of €2 million ($2.8 million based on the conversion rate on December 26, 2008). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.3 million based on the conversion rate on December 26, 2008) for lost profit relating to maintenance services. The matter is proceeding through the German court system. We cannot currently predict the outcome of this dispute.

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

Third parties in the past have asserted, and may in the future assert, intellectual property infringement claims against us, and such future claims, if proved, could require us to pay substantial damages or to redesign our existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than we have.

On May 1, 2007, we received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on December 26, 2008) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on December 26, 2008) plus interest and costs. The proceeding has commenced and the next hearing is scheduled for February 13, 2009. We cannot currently predict the outcome of this dispute.

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

21.	Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization and Emergence from Bankruptcy

On May 8, 2006, the Predecessor Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Debtors remained in possession of their assets and properties as debtors-in-possession under the jurisdiction of the Court and in accordance with the provisions of the Bankruptcy Code. At a hearing held on September 19, 2006, the Court confirmed the Predecessor Company’s First Amended Joint Plan of Reorganization, dated July 27, 2006 (as modified, the “Plan”). This order became final on September 29, 2006 and we emerged from Chapter 11 on October 17, 2006. We received the final decree to close our cases on December 29, 2008. Pursuant to the Plan, we issued 11,125,000 shares of new common stock to certain of the Predecessor Company’s creditors in satisfaction of claims and upon exercise of stock purchase rights and over allotment options. Of the 11,125,000 shares of outstanding new common stock, we issued 10,000,000 shares to holders of certain allowed debt claims and we issued 1,125,000 additional shares to certain backstop purchasers pursuant to a Backstop Purchase Agreement that guaranteed the claims of certain note holders. In addition, we reserved 1,250,000 shares of the new common stock for issuance pursuant to the terms of our Management Incentive Plan, which share reserve has since been increased. See Note 4, Stock-Based Compensation.

22.	Restructuring

During the second quarter of fiscal 2009, we recognized restructuring costs of $11 million. These costs included $8 million for severance and other employee termination costs related to the elimination of approximately 225 positions and $3 million for the vacated leased facilities. We vacated approximately 41,000 square feet of a data center and R&D facility in Mountain View, California. As required by SFAS 146, we accrued $2 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at 12.5% as of the date we ceased to use the leased property. We also recorded charges of $1 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements for this facility. During the six months ended December 26, 2008, we recognized restructuring costs of $15 million. These costs included $10 million for severance and other employee termination costs related to the elimination of approximately 330 positions and $5 million for accretion and other costs related to vacated leased facilities, including $3 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements.

During the second quarter of fiscal 2009, we made $3 million in payments related to our restructuring actions, primarily for severance and related charges. During the six months ended December 26, 2008, we made $5 million in payments related to our restructuring actions, primarily for severance and related charges.

The restructuring liability balance of $9 million at December 26, 2008 includes $6 million in severance obligations and $3 million of facility-related liabilities. We expect to pay the majority of the accrued severance and related charges during the 9 months following December 26, 2008. The facility-related liabilities of $3 million represent the net present value of the future non-cancelable rental payments due, less an aggregated estimate for sublease income that will be recognized through fiscal 2011. We expect to pay $2 million of facility-related charges during the 12 months following December 26, 2008, with the remainder of our restructuring obligations to be paid through fiscal 2011.

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

Over the past two years, we have appointed a new Chief Executive Officer and other key members of management, introduced our first cluster computing systems, reorganized our sales, service and marketing organizations, developed important sales and marketing relationships to broaden our market reach and implemented new services initiatives. Using our technology and market knowledge, we deliver systems that have performance and ease-of-use features that are designed to enable our customers to solve their computing needs cost-effectively. Based on our expertise in the Linux computing environment, we have also expanded our server product lines to include servers that target growing segments of the HPC market.

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

We use growth in bookings and backlog as significant indicators of the performance of our business. We calculate bookings as the sum of all committed purchase orders for products and professional services deliverable within 12 months, as such bookings do not include the value of committed customer support contracts. We changed our method of calculating bookings in the third quarter of fiscal 2008 to be consistent with industry practices and to align with our material forecast horizon. Previously, we calculated bookings as the sum of all committed purchase orders for products and professional services deliverable within nine months. The cumulative total of all bookings that we have taken that have not yet been recognized as revenue is what we define as backlog. At December 26, 2008, our consolidated backlog was $260 million, up from $163 million at December 28, 2007.

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

Generally accepted accounting principles require us to recognize revenue from many of our sale transactions over an extended period of time. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. A large proportion of our revenue is generated from contracts where we are obligated to deliver multiple products and/or services. In these instances, we must assess the arrangement to determine whether the elements of the arrangement should be treated as separate units of accounting for revenue recognition purposes and if so, how the total contract price should be allocated among the elements and when revenue should be recognized for each element. We determine this allocation of the contractual price under the guidance of Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, or Statement of Accounting Position (SOP) 97-2, Software Revenue Recognition, where we would apply the latter if we are selling software elements that are considered more than incidental to the arrangement as a whole. We recognize revenue for delivered elements only when there is objective and reliable evidence of the fair value of the undelivered items and customer acceptance, if applicable, has been obtained. At this point in time, we have not determined vendor specific objective evidence (VSOE) of fair value for undelivered maintenance and support elements under the guidance of SOP 97-2. However, we follow the guidance of FASB Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and EITF 00-21 for arrangements that do not fall under the guidance of SOP 97-2. As a result of our strategy to provide complete solutions to our customers, we generally include software that is considered more than incidental to the arrangement causing an increasing number of our arrangements fall under the guidance of SOP 97-2. Because we have not been able to determine VSOE of fair value for undelivered maintenance and support elements of these arrangements we are not able to allocate the total contract price between the delivered and undelivered elements which often results in a significant deferral of revenue recognition. As a result of this, deferred revenue is recognized over the duration of the delivery period of the maintenance and support obligation, which is normally between one and five years, with most arrangements being amortized over three years. Generally our ability to invoice and collect under our contracts is tied to customer acceptance or other milestones, so the revenue treatment summarized above may significantly vary from the timing of cash collection under the contracts.

Our average backlog over the past several quarters has increased. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our cash balance may be significantly reduced in that period and our operating results for that period may suffer. At December 26, 2008, our principal sources of liquidity included unrestricted cash and cash equivalents and short-term marketable investments of $36 million. We expect to consume cash from operations through the remainder of fiscal 2009 and we have no committed sources of financing. We are continuing to evaluate and pursue a range of alternatives for reducing our operating expenses, including potential transactions that would involve the sale of assets and that would permit us to reduce our geographic footprint, and restructuring our debt. As part of these initiatives, in December 2008 we announced a restructuring plan to reduce employee and facilities costs. We also amended our credit agreement as part of our ongoing restructuring discussions with our lenders. The amendment defers certain near-term cash obligations until the 2011 maturity date but also requires us to comply with new covenants regarding minimum required levels of consolidated EBITDA and liquidity, as described in more detail under “Debt and Equity Facilities” and Note 9, Debt and Other Financing Arrangements, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. The minimum required levels are materially higher than those we have recently achieved and we may not be in compliance with these requirements in the quarter ended March 27, 2009. If we do not achieve the required levels then an event of default will occur and the lenders may accelerate the debt and otherwise exercise their rights. We are actively evaluating any further opportunities to restructure the terms of our existing debt arrangements and to raise additional capital in order to meet the working capital requirements of our future business. Such additional capital may not be available on commercially attractive terms or at all. See “Future Liquidity Requirements” for further discussion.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including: those related to customer programs and incentives; bad debts; inventory; lease residual values; warranty obligations; values of intangible and long-lived assets; restructuring; incomes taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Refer to “Management’s Discussion and Analysis” in our most recent Annual Report on Form 10-K.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future periods.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Total revenue	$82,776	$90,111	$175,535	$181,196
Cost of revenue	60,914	62,248	124,427	125,829

Gross profit	21,862	27,863	51,108	55,367
Gross profit margin	26.4%	30.9%	29.1%	30.6%
Total operating expenses	60,096	58,647	115,863	113,342

Operating loss	(38,234)	(30,784)	(64,755)	(57,975)
Interest and other expense, net	(10,541)	(9,960)	(15,065)	(13,295)

Loss before income taxes	(48,775)	(40,744)	(79,820)	(71,270)

Net loss	$(49,200)	$(42,176)	$(82,897)	$(78,369)

Net loss per share:
Basic	$(4.24)	$(3.78)	$(7.14)	$(7.04)

Diluted	$(4.24)	$(3.78)	$(7.14)	$(7.04)

Revenue

The following discussion of revenue is based on the results of our reportable segments as described in Note 14, Segment Information, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. Total revenue is principally derived from two reportable segments, Products and Services. Our product segment includes several product lines. Shared Memory includes our server products built with capability for scalable shared memory. These are currently the Altix 450 and Altix 4700 Itanium- and Linux-based server platforms, and are built around SGI-proprietary chipsets and interconnect. Clusters, include Altix XE and Altix ICE products, which are cluster products, in either rackmount or bladed format, that offer distributed computing with standard Intel chipsets, Xeon microprocessors, standard GigE or Infiniband interconnects, and Linux and Microsoft Windows operating systems. RPG includes our legacy systems, both server and visualization types, built around MIPS microprocessors, SGI chipsets and interconnects and the SGI proprietary IRIX operating system. Visualization includes our visualization systems and solutions, built around standard X86 microprocessors and chipsets, Linux or Windows, and SGI proprietary graphics software. Storage includes high performance and scalable storage solutions built around OEM storage hardware and SGI proprietary storage software solutions like SGI NAS software stack, SGI file system technologies XFS and CXFS and SGI Data Migration facility DMF. Software includes SGI-authored and third-party software. SGI-authored software includes performance and capability software: SGI Foundation Software and ProPack, as well as Tempo cluster management software, the CXFS high performance file system, and the Data Migration facility DMF. We also derive revenue from resale and OEM relationships we have with multiple vendors for operating system, development tools, and other management software.

The following table presents total revenue by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Products	$39,733	$43,413	$84,947	$89,009
% of total revenue	48%	48%	48%	49%
Services	$43,043	$46,698	$90,588	$92,187
% of total revenue	52%	52%	52%	51%

Total revenue	$82,776	$90,111	$175,535	$181,196

Combined revenue, from both Products and Services, decreased by $7.3 million and $5.7 million for the three and six months ended December 26, 2008, respectively, compared with the three and six month periods ended December 28, 2007. Product revenue decreased by $3.7 million and $4.1 million for the three and six months ended December 26, 2008, respectively, compared with the three and six month periods ended December 28, 2007. Services revenue decreased by $3.7 million and $1.6 million for the three and six months ended December 26, 2008, respectively, compared with the three and six month periods ended December 28, 2007. Our first and second quarters of fiscal 2009 were challenging as the economic downturn and turbulence in the domestic and international financial markets continued to weigh on our customers, especially those in our high-end product business.

Products.

Revenue from our products segment for the three and six months ended December 26, 2008 decreased to $39.7 million and $84.9 million, respectively, from $43.4 million and $89.0 million, respectively, during the corresponding periods last year. Our product business was impacted by lower bookings in fiscal 2009 as compared to the corresponding periods last year. The lower bookings are attributable to the global macro economic environment which remains challenging.

Revenue from shared memory products is attributable to sales of our Altix 450 and Altix 4700 Itanium and Linux-based server platforms. Shared memory revenue declined to $11.5 million and $29.3 million in the three and six months ended December 26, 2008, respectively, from $17.6 million and $36.9 million in the corresponding periods last year. These products have matured and revenue is expected to decline over time as these products near their end-of-life and until they are replaced by next-generation shared memory products.

Revenue from our cluster products, including Altix XE and Altix ICE, increased to $11.8 million and $21.4 million in the three and six months ended December 26, 2008, respectively, from $3.9 million and $14.1 million in the corresponding periods last year. Our ICE and XE products are newer generation and customer acceptance is growing so revenues are up year over year.

Storage revenue decreased to $8.9 million and $21.1 million in the three and six months ended December 26, 2008, respectively, from $12.9 million and $20.6 million in the corresponding periods last year. This decrease was primarily driven by a decrease in the number of large deals in the second quarter of fiscal 2009, compared with the second quarter in fiscal 2008.

Software revenue decreased to $1.2 million and $3.4 million in the three and six months ended December 26, 2008, respectively, from $2.4 million and $5.0 million in the corresponding periods last year. This decrease was primarily driven by a deferral of revenue of $2.1 million under SOP 97-2 in the first quarter of fiscal 2009, compared with no deferral under SOP 97-2 in the corresponding period of fiscal 2008.

Other revenue decreased to $6.3 million in the three months ended December 26, 2008, from $6.6 million in the corresponding period last year.

Other revenue decreased to $9.7 million in the six months ended December 26, 2008, from $12.4 million in the corresponding period last year. The majority of the decrease was driven by a decline in sales of both our MIPS- and IRIX-based servers and graphics systems as customers continued to transition away from legacy system technology and into Linux-based systems. The long-term decline of the IRIX-based business has accelerated following end-of-life purchase requirements. Legacy systems revenue was largely limited to program sales linked to product line extension agreements with existing customers.

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

Services.

Revenue from our services segment consists of customer support and professional services. Professional services revenue includes revenue generated from the sale of third-party products and our consulting and managed services.

Services revenue decreased by $3.6 million and $1.6 million for the three and six months ended December 26, 2008, respectively, compared with the three and six month periods ended December 28, 2007. The decreases in services revenue resulted from a decline in our traditional support revenue which decreased in the three and six month periods ended December 26, 2008 by

22% and 13%, respectively, compared to the corresponding periods last year. These decreases in support revenue result from lower pricing for new contracts, decline in the overall installed base and a transition towards longer product warranty terms. Additionally, we are experiencing a higher renewal cancellation rate. The decreases in support services revenue were partially offset by our professional services revenue which increased in the three and six months ended December 26, 2008 by 80% and 63%, respectively, when compared to the corresponding periods last year. Both our consulting and third party businesses increased revenue and benefited from 3 large projects of approximately $1 million each.

Geographic Information

The following table provides revenue for our geographic locations (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Americas (1)	$55,239	$56,079	$117,247	$121,081
Europe	$19,119	$23,190	$41,796	$37,532
Rest of the World	$8,418	$10,842	$16,492	$22,583

Total Revenue	$82,776	$90,111	$175,535	$181,196

(1)	Includes revenue from the U.S. of $54.0 million and $51.9 million for the three months ended December 26, 2008 and December 28, 2007, respectively. Includes revenue from the U.S. of $113.1 million and $113.9 million for the six months ended December 26, 2008 and December 28, 2007, respectively.

Except for Europe in the six months ended December 26, 2008, revenue in all geographies decreased for the three and six months ended December 26, 2008 compared to the corresponding period last year. The increase in Europe was driven by two large deals that totaled $4 million plus approximately $4 million in SOP 97-2 deferred revenue that was recognized during the period.

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

Overall, gross profit margin in the three and six months ended December 26, 2008 was 26.4% and 29.1%, respectively, compared to 30.9% and 30.6% in the corresponding periods last year. These decreases resulting from two large low margin product contracts during the second quarter of fiscal 2009 and from a decrease in our higher margin support services revenue in both the three and six month periods ended December 26, 2008 compared to the corresponding periods last year.

Product gross profit margin in the three and six months ended December 26, 2008 were 18.7% and 20.9%, respectively, compared to 19.5% and 18.4% in the corresponding periods last year. The product margin decline in the three months ended December 26, 2008 compared to the corresponding period last year resulted from a significant deferral of revenue under one customer agreement to provide for potential penalties which could be imposed by our customer. The product margin increase in the six months ended December 26, 2008 compared to the corresponding period last year primarily resulted from due to two large deals totaling $5.4 million with relatively low discounts, compared to aggressive discounting on large deals in the corresponding period last year.

Services gross profit margin in the three and six months ended December 26, 2008 were 33.5% and 36.8%, respectively, compared to 41.5% and 42.3% in the corresponding periods last year. These declines are the result of lower service revenue and a relatively fixed cost service organization. Additionally, increased competition, a more stable Altix product line and a decline in our overall installed base has resulted in reduced or discounted pricing for our customer support and third party professional services.

Operating Expenses

Operating expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec 28, 2007	Dec. 26, 2008	Dec 28, 2007
Research and development	$14,297	$14,464	$29,393	$27,760
% of total revenue	17%	16%	17%	15%
Selling, general and administrative	$35,065	$44,163	$71,927	$85,387
% of total revenue	42%	49%	41%	47%
Restructuring	$10,734	$20	$14,543	$195
% of total revenue	13%	—%	8%	—%

Operating Expenses (excluding restructuring).

Operating expenses, excluding restructuring, for the first six months of fiscal 2009 decreased by $11.8 million, or 10.4%, from the corresponding period of fiscal 2008 and decreased as a percentage of total revenue from 62.4% to 57.7%.

Research and Development Expense.

Research and development expenses decreased by $0.2 million, or 1%, to $14.3 million in the three months ended December 26, 2008 from $14.5 million in the three months ended December 28, 2007. This decrease related primarily to a $0.7 million reduction in employee expenses and related benefit costs due to a reduction in research and development headcount of 57 to 289 at December 26, 2008 from the same period last year. Additionally, research and development equipment and materials decreased by $0.7 million and the allocated services required by research and development decreased by $0.6 million in the three months ended December 26, 2008 compared to the three months ended December 28, 2007. These decreases were offset by an increase in expenses related to customizing third party software to be compliant with our architecture of $1.4 million and an increase in consulting and temporary labor of $0.3 million during the three months ended December 26, 2008 compared to the corresponding period last year.

Research and development expenses increased by $1.6 million, or 6%, to $29.4 million in the six months ended December 26, 2008 from $27.8 million in the six months ended December 28, 2007. This increase related primarily to an increase in expenses related to customizing third party software to be compliant with our architecture of $2.2 million and an increase in consulting and temporary labor of $0.7 million during the six months ended December 26, 2008 compared to the corresponding period last year. These increases were offset by $0.4 million in lower employee expenses and related benefit costs due to reductions in research and development headcount. Additionally, research and development equipment and materials decreased by $1.0 million and the allocated services required by research and development activities decreased by $0.7 million in the three months ended December 26, 2008 compared to the three months ended December 28, 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses decreased by $9.1 million, or 21%, to $35.1 million in the three months ended December 26, 2008 from $44.2 million in the three months ended December 28, 2007. This decrease related primarily to a $4.1 million reduction in employee expenses, related benefit costs and employee travel due to a reduction in headcount of 152 to 540 and reduced commissions due to lower sales during the three months ended December 26, 2008 compared with the same period last year. Legal expenses decreased $2.4 million due to not incurring expenses relating to the ATI patent litigation, which was active in the second quarter of fiscal 2008. Additionally, equipment and materials used in sales and marketing decreased by $1.2 million, building related expenses decreased by $1.3 million as we have reduced our facility requirements, marketing activities such as trade shows and advertising decreased by $1.0 million and audit fees decreased by $0.3 million in the three months ended December 26, 2008 compared to the three months ended December 28, 2007. These decreases were offset by an increase in expenses related to customizing third party software to be compliant with our architecture of $0.8 million during the three months ended December 26, 2008 compared to the corresponding period last year.

Selling, general and administrative expenses decreased by $13.5 million, or 16%, to $71.9 million in the six months ended December 26, 2008 from $85.4 million in the six months ended December 28, 2007. This decrease related to a $3.9 million reduction in employee expenses, related benefit costs and employee travel due to reductions in headcount and reduced commissions due to lower sales during the six months ended December 26, 2008 from the same period last year. Legal expenses decreased $4.3 million due to not incurring expenses relating to the ATI patent litigation, which was active in the first half of fiscal 2008. Additionally, equipment and materials used in sales and marketing decreased by $1.9 million, building related expenses decreased by $2.4 million as we have reduced our facility requirements, marketing activities such as trade shows and advertising decreased by $2.0 million and audit fees decreased by $0.7 million in the six months ended December 26, 2008 compared to the six months ended December 28, 2007. These decreases were offset by an increase in software license porting of $1.0 million during the six months ended December 26, 2008 compared to the corresponding period last year.

Restructuring Expenses

These expenses represent the costs associated with our restructuring plans. Restructuring expenses for the three and six months ended December 26, 2008 consisted of severance and other employee costs related to our headcount reductions and the accelerated amortization of leasehold improvements due to the change in the estimated remaining useful lives of our facility commitments. Restructuring expenses for the three and six months ended December 28, 2007 consisted mainly of a $0.2 million charge for accretion and other costs related to facilities.

Interest and Other

Interest and other income (expense) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 26, 2008	Dec. 28, 2007
Interest expense	$(5,238)	$(2,990)	$(9,382)	$(5,942)

Investment loss	$(6,573)	$(6,149)	$(6,573)	$(6,149)
Foreign exchange gain (loss)	3,171	(538)	2,838	(1,107)
Miscellaneous expense	(2,089)	(599)	(2,366)	(827)
Interest income	188	316	418	730

Interest and other income (expense), net	$(5,303)	$(6,970)	$(5,683)	$(7,353)

Interest Expense.

Interest expense increased $2.2 million and $3.4 million in the three and six months ended December 26, 2008, respectively, compared with interest expense in the corresponding periods last year. The increase in borrowings was attributable to two amendments to the 2008 senior secured credit facility that increased the principal amount of the term loan from $85.0 million to $132.5 million and increased our interest rate on the term loan.

Investment losses of $6.6 million and $6.1 million relate to impairment losses on our investment in SGI Japan. See Note 10, Investment in SGI Japan, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report for more information.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income on our cash investments, foreign exchange gains and losses, gains and losses on other investments, and other non-operating items. Interest income and other income (expense), net, was a net expense of $5.3 million and $5.7 million in the three and six months ended December 26, 2008, compared to a net expense of $7.0 million and $7.4 million in the three and sixth month periods ended December 28, 2007. The decreases in these expenses resulted from foreign exchange gains of approximately $3 million in both the three and six month periods ended December 26, 2008 compared to losses of approximately $1 million in the corresponding periods last year. The foreign exchange gains resulted from a strengthening US dollar and the termination of hedging contracts.

Provision for Income Taxes

Our net provision for income taxes of $3.1 million for the six months ended December 26, 2008 arose principally from net income taxes payable in certain foreign jurisdictions net of an expected federal refund of $0.5 million. Of the $3.1 million of the net provision for income taxes, $2.4 million will be offset in the tax returns of those foreign jurisdictions through the utilization of certain foreign subsidiaries’ net operating loss carryforwards. As required by fresh-start accounting, the recognition of tax benefits through the reduction in the valuation allowance has been recognized as a reduction of intangible assets.

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

Liquidity and Capital Resources

Working capital.

We have incurred negative cash flows during each of the past several fiscal years. For the six months ended December 26, 2008, this is primarily the result of our operating losses. Our working capital deficit as of December 26, 2008 was $39 million, compared with a deficit of $15 million at June 27, 2008, primarily due to the significant increases in deferred revenue mostly due to the application of SOP 97-2. This increase in working capital deficit was partially offset by $17 million in short term debt being reclassed to long term in connection with the December 2008 amendment to our credit facility.

Cash Balances.

At December 26, 2008, our unrestricted cash, cash equivalents and short-term marketable investments totaled $36 million, compared with $40 million at June 27, 2008. At December 26, 2008, we also held $6 million of restricted investments. Restricted investments consist of short- and long-term investments held under a security agreement or pledged as collateral against letters of credit and other bank facilities.

Operating Activities.

Our largest source of operating cash flows was cash collections from our customers. Our primary uses of cash from operating activities were personnel related expenses and reducing our accounts payable. Cash used in operating activities was $19.3 million for the six months ended December 26, 2008 compared with cash used of $24.3 million during the corresponding period last year.

The primary reason for the reduction in cash used was an increase of $50.2 million in deferred revenue during the first six months of fiscal 2009 compared with an increase in deferred revenue of $32.1 million during the first six months of fiscal 2008. The increase in our deferred revenue is primarily the result of revenue recognition requirements under SOP 97-2. Our inventory balance also decreased by $22.0 million during the first six months of fiscal 2009 compared with an increase of $11.2 million in inventory for the first six months of fiscal 2008. These sources of cash were partially offset by a decrease in accounts payable of $17.1 million in the first six months of fiscal 2009 compared to an increase of $5.0 million for the first six months of fiscal 2008.

Investing Activities.

Cash flows from investing activities primarily relates to purchases of property and equipment needed for our business and the sales and purchases of investments. In the first six months of fiscal 2009, we had cash used from investing of $5.1 million primarily from $6.4 million of marketable investments purchased, $3.5 million in purchases of property and equipment and our other assets used $0.9 million in cash. Cash used from investing activities was partially offset by $5.7 million from proceeds due to marketable investments maturing.

Financing Activities.

Cash flows from financing activities primarily related to proceeds from debt financing. Cash provided from financing activities was $19.9 million for the first six months of fiscal 2009. This increase resulted from net borrowings of $20 million on our revolving debt facility. Cash used from financing activities was $1.5 million for the first six months of fiscal 2008.

Future Liquidity Requirements

We continue to incur net losses and negative cash flows from operations and we expect that this trend will continue through the remainder of fiscal 2009. We have fully drawn the $20 million on our line of credit in October 2008 and thus we have no additional committed sources of financing. At December 26, 2008, we had $36 million in unrestricted cash and cash equivalents and short-term marketable investments.

In fiscal 2009, we have taken and are continuing to take actions to improve our operating cash flows and to restructure our indebtedness. On the operating side we eliminated approximately 300 employee positions or approximately 20% of our global workforce as disclosed in more detail in our Form 8-K filings on July 21, 2008 and December 12, 2008. We are evaluating a range of alternatives for further reducing our operating expenses, including potential transactions that would involve the sale of assets and that would permit us to reduce our geographic footprint.

We also amended our credit agreement in December 2008 as part of our ongoing restructuring discussions with our lenders. The amendment defers principal repayment until the debt matures on October 17, 2011 and allows interest due to be paid in kind through December 24, 2010, but requires us to comply with new covenants regarding minimum required levels of consolidated EBITDA and liquidity as described in further detail below under “Debt and Equity Facilities” and Note 9, Debt and Other Financing Arrangements, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report. The minimum required levels are materially higher than those we have recently achieved, and we may not be in compliance with these requirements in the quarter ending March 27, 2009. If we do not achieve the required levels then an event of default will occur and the lenders may, among other things, accelerate the debt and otherwise exercise their rights. We are discussing with our lenders a longer-term restructuring that would reduce or eliminate our short-term debt service requirements and that would allow us to access additional sources of financing to enhance our working capital position. Such a debt restructuring would likely be highly dilutive to our shareholders.

Based on current information, we estimate that our liquidity during the next two quarters will be at or near the minimum amount necessary to operate our business, including our ability to continue spending on planned research and development activities, and, if business conditions are worse than we anticipate, could fall short of such minimum amount. As a result we are continuing to seek additional sources of financing, reduce operating expenses and manage working capital to enhance our liquidity. We cannot provide assurance that our lenders will agree to a restructuring, that asset sales will occur, or that we can secure additional sources of financing.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan. Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

The DIP Agreement terminated upon emergence from Chapter 11 and the $113 million outstanding balance was paid in full with proceeds from the rights offering and sale of over allotment shares and funds from the exit financing facility described below.

Exit Financing. On the Emergence Date, the Successor Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc and General Electric Capital Corporation to provide exit liquidity financing as part of the Company’s plan to emerge from bankruptcy. The exit financing facility provides up to $115 million of financing consisting of an $85 million term loan from Morgan Stanley Senior Funding, Inc. and a $30 million line of credit from General Electric Capital Corporation. The new facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and has customary terms and conditions, including covenants related to minimum levels of “Consolidated EBITDA” as defined in the credit agreement and minimum levels of cash and cash equivalents, and limits on capital expenditures. This facility, combined with net proceeds of $57 million from the rights offering and sale of Over allotment shares, was used to pay off $113 million due under our existing DIP Agreement, to fund payments, including closing costs and related fees, required to be made on the Emergence Date pursuant to the Plan, and to provide working capital for our ongoing operations.

In September 2007, the lenders under the $85 million term loan, including Quadrangle Master Funding Ltd. (“Quadrangle”) and Watershed Technology Holdings, LLC (“Watershed”), or their affiliates, which are significant holders of our common stock, purchased and assumed the position of GE under the Agreement and substituted themselves as the lenders under the $30 million line of credit. Interest on the $85 million term loan is based on the three-month LIBOR plus 7%, and the term loan is secured by the assets of the Company. On the same day, we entered into a Second Amendment to the Agreement (the “Second Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders. The Second Amendment eliminated our obligations to comply with the maximum leverage ratio and minimum consolidated EBITDA covenants originally set forth in the Agreement through December 2008. After December 2008, we were required to comply with maximum leverage ratio and minimum consolidated EBITDA requirements, which have been adjusted as set forth in the Second Amendment. The Second Amendment eliminated our obligation to comply with the minimum liquidity requirement set forth in the Agreement and also set the total line of credit at $20 million. Under the Second Amendment, the interest rates on line of credit advances were increased to the LIBOR rate plus 4.75% (from 3.0%) or the Alternative Base Rate plus 3.50% (from 1.75%), at our option. The financing facility matures in October 2011.

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

On February 4, 2008, we entered into a Third Amendment to the Agreement (the “Third Amendment”) with Morgan Stanley Senior Funding, Inc., as agent for the lenders, to increase the principal amount of the term loan from $85 million to $127.5 million. The prepayment premiums for the term loan and revolving credit commitments were increased to 2%. The interest rates on both the term loan and the line of credit remained the same, with floors added for the LIBOR rate of 3.5% and the Alternative Base Rate of 6.25%. The Third Amendment also allowed us to establish securities, deposit or other accounts of up to $3 million to secure performance bonds and guarantees, surety bonds, letters of credit and other similar obligations. A $1.3 million fee was incurred on the $42.5 million added to the term loan. This fee was deferred and is being amortized as an adjustment to interest expense over the term of the loan.

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

On August 25, 2008, we entered into the Fifth Amendment to the Senior Secured Credit Agreement (the “Fifth Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Credit Parties thereto. The Fifth Amendment modified permitted indebtedness restrictions to allow us to add a maximum of $20 million of permitted indebtedness through a combination of entering into an agreement with ECS United Kingdom plc to incur up to $20 million in debt in a financing arrangement and to enter into an agreement for a six month, $10 million line of credit to fund a guarantee in connection with a multi-year product deployment with the North German Group for High- and Highest- Performance Computers. The total leverage ratio and the minimum EBITDA requirement were effectively waived until the end of the first quarter in fiscal 2010. The total leverage ratio was amended to be 5.75 for the period ending September 25, 2009; 4.50 for the period ending December 25, 2009; 4.25 for the period ending March 26, 2010 and 3.5 for each fiscal quarter-end thereafter until and including September 30, 2011. Minimum EBITDA was amended to be $30 million as of September 25, 2009; $37.5 million as of December 25, 2009; $40 million as of March 26, 2010; and $45 million on June 25, 2010 and for each fiscal quarter-end until and including September 30, 2011. Also, a minimum global liquidity requirement of $15 million was established and fiscal year 2009 capital expenditures are limited to $10 million, and for following fiscal years to $15 million. Also, the interest rate on the Term Loan was increased by 2% with the entire increment payable at maturity on October 17, 2011. A fee of $662,500 was added to the principal, payable at maturity.

On September 19, 2008, we entered into the Sixth Amendment to the Senior Secured Credit Agreement (the “Sixth” Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Credit Parties thereto. The sixth amendment eliminated the Revolving Agent’s right to impose and adjust amount of reserves in respect of the Total Revolving Commitment.

On December 24, 2008, we entered into the Seventh Amendment to the Senior Secured Credit Agreement (the “Seventh Amendment”) with Morgan Stanley Senior Funding, Inc. as administrative agent and revolving agent, Morgan Stanley & Co., Incorporated as collateral agent, and the other Lenders and Credit Parties thereto. The Seventh Amendment modified the Agreement to permit interest due to be paid-in-kind by adding the amount of such interest to the principal amount of the term loan or revolving advances, as applicable, in the period from December 24, 2008 through December 24, 2010, unless certain Consolidated EBITDA levels are reached. Principal repayments due on or prior to September 24, 2010 are deferred to the Agreement Maturity Date (October 17, 2011). A new covenant regarding minimum required levels of Consolidated EBITDA was added, setting the minimum Consolidated EBITDA requirement at $1 million as of March 27, 2009; $5 million as of June 26, 2009; and $10 million on September 25, 2009 and for each fiscal quarter-end thereafter until and including September 30, 2011. The minimum liquidity required was amended to $10 million on an average weekly basis.

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

Contractual Obligations

Except for the deferral of principal and interest payments under the credit agreement until the maturity date in 2011 (as described in more detail under “Debt and Equity Facilities” and Note 9, Debt and Other Financing Arrangements, to our notes to the condensed consolidated financial statements in Part I, Item 1 of this report), during the first six months of fiscal 2009 there was no material change to our contractual obligations, inclusive of rent obligations, previously disclosed in our annual report on Form 10-K filed with the SEC.

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

•

Intangibles. New intangible assets resulted from the adoption of fresh-start accounting. Other intangible assets, net of accumulated amortization, related to fresh-start were approximately $45 million as of December 26, 2008, and approximately $87 million as of September 29, 2006. Subsequent to September 29, 2006, additional adjustments were made to the fresh-start valuation previously disclosed in our Annual Reports on Form 10-K for fiscal 2007 and 2008. The adjustments were principally due to utilization of the Predecessor Company’s foreign tax net operating loss carryforwards.

We are required to amortize the value of these intangible assets over varying periods ranging from 3 to 17 years, impacting both cost of sales and selling, general and administrative expense.

On December 29, 2008, the Predecessor Company received the final decree to close the cases with no further impact to us.

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

The information required under this Item 3 should be read in connection with the information on market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended June 27, 2008. There have been no material changes in our exposure to market risk from that described in such report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Despite recent growth in our bookings volume and revenues and our ongoing cost-reduction initiatives, we expect to continue to consume cash from operations through the remainder of fiscal 2009. Based on current information, we estimate that our liquidity during the next two quarters will be at or near the minimum amount necessary to operate our business and, if business conditions are worse than we anticipate, could fall short of such minimum amount. In addition, the December 2008 amendment to our credit agreement requires us to comply with new covenants regarding minimum required levels of consolidated EBITDA and liquidity which are materially higher than those we have recently achieved. We may not be in compliance with these requirements in the quarter ending March 27, 2009. If we do not achieve the required levels then an event of default will occur and the lenders may, among other things, accelerate the debt and otherwise exercise their rights.

We are reviewing a range of alternatives to further reduce our expenses, including potential transactions that would involve the sale of assets and that would permit us to further reduce our geographic footprint, restructure our existing debt and obtain new financing. At present, we have no committed sources of financing, and in light of difficult market conditions and our existing debt levels we believe that new financing will only be possible if our debt is restructured. We are currently discussing such a restructuring with our lenders, but it is uncertain that our lenders will agree to terms that would permit us to achieve our objectives. Even if a restructuring can be effected, the terms of the restructuring and of any new financing that we are able to raise could be expected to substantially dilute our current stockholders or subject to them to the rights of holders of senior securities, or could impair our ability to operate successfully. We cannot provide assurance that our lenders will agree to such a restructuring, that the contemplated asset sales will occur, or that we can secure additional sources of financing.

We expect significant demands on our working capital to continue, and we may not be able to recoup significant expenditures made to support backlog requirements.

Our average backlog over the past several quarters has increased. Our working capital requirements are such that we often must buy materials in support of our backlog requirements well before receiving cash or recognizing revenue for such backlog. We may also incur expenses purchasing components we use in our products or the expense of manufacturing products during a period in which we have not received a firm order or payment for those products. We would incur these expenses in anticipation of receiving future orders for these products. In addition, the orders or contracts for which we incur expenses before receiving revenue may be reduced or changed, and we may not be able to recoup the expenses we have incurred. Because these cash outflows may occur in a period during which we will not receive payment for the orders, our liquidity may be compromised, impacting our ability to timely pay our vendors, our cash balance may be significantly reduced in that period and our operating results for that period may suffer.

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

We have incurred substantial net operating losses and have failed to achieve positive cash flows from operations. During fiscal 2008, we recognized an operating loss of $127 million. During the first half of fiscal 2009, we recognized an operating loss of $64.8 million. We expect to incur losses and negative operating cash flows over the next few quarters. Although we are undertaking cost reduction actions in order to reach profitability and cash breakeven more quickly, if our revenue does not increase or if we fail to reduce our expenses to an amount less than our gross margins, we will not be able to achieve or sustain profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our gross margins, including unplanned expenses, the inability to forecast business activities accurately, further decline in our revenue and the impact on current revenues of anticipated future product releases. In addition, a substantial portion of our service revenue comes from service related to legacy systems, which is the most profitable segment of our service business. If this should decline faster than we anticipate, our losses would increase. We are continuing to implement initiatives aimed at improving revenue and margins for our core systems products and services and are accelerating initiatives to lower our costs of operations to reduce our losses and hasten our return to profitability. These initiatives and cost reductions efforts will be designed to improve focus on our core business objectives and key geographic markets. Our business could be adversely affected by the initiatives and cost reduction efforts. Our failure to operate profitably or to achieve positive cash flows on a quarterly or annual basis would harm our business and significantly diminish the value of our common stock.

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

From October 23, 2006 through December 26, 2008, the price of our common stock has fluctuated between $1.67 and $30.66 per share, with an average daily trading volume of approximately 24 thousand shares. Because of our extremely low trading volume, our stock price is very volatile. Also, volatility in our stock price may impact stockholders’ ability to sell their shares at a profit. In addition to general market volatility and our low trading volume, many factors, a number of which are beyond our control, may have a significant adverse effect on the market price of our stock, including:

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

In addition, the stock market in general and companies in our industry have experienced extreme stock price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Our common stock may be delisted.

NASDAQ requires that the market value of our common stock be at least $35 million over a specified period or meet certain other standards in order to maintain listing on NASDAQ. In December 2008, we received a notice of non-compliance with NASDAQ’s continued listing standard relating to minimum market value. We expect that NASDAQ will suspend trading in our common stock in the near future. We cannot provide any assurance that our securities will be quoted any other quotation service, such as the over the counter bulletin board or the pink sheets quotation services, if they are delisted from NASDAQ. The delisting of our securities may adversely affect the liquidity and market price of our common stock and adversely impact our future access to the capital markets.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales may occur. This may make it more difficult for us to raise additional funds through the issuance of debt or the sale of equity securities. As of January 30, 2009, we had 11,648,568 outstanding shares of common stock, all of which are eligible for resale. Shares held by Monarch, Watershed and Symphony Asset Management LLC and their affiliated entities, which totaled approximately 6 million and currently may be sold publicly only in compliance with the volume, manner of sale and other restrictions of Rule 144 under the Securities Act, unless they are sold pursuant to a registration statement providing for the public resale of shares of common stock held by such holders. Pursuant to our Registration Rights Agreement with Monarch, Watershed and certain other investors, we must, within 21 days after receipt of a written request from certain of these holders, prepare and file with the SEC a registration statement on Form S-3 providing for the public resale of shares of common stock held by such holders.

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

Item 4.	Submission of Matters to a Vote of Security Holders

1)	We held our 2008 Annual Meeting of Stockholders on November 13, 2008.

2)	The matter described below was voted on at the Annual Meeting of Stockholders and the number of votes cast were as indicated:

1.	To elect two Class II Directors, each for a three-year term expiring in 2012.

Class I Directors
Anthony Grillo:	For: 9,560,891	Withheld: 48,911
Joanne O. Isham:	For: 9,560,891	Withheld: 48,911

In addition to the directors elected at the annual meeting, Robert Ewald, Eugene I. Davis and James A. McDivitt will continue to serve as directors of Silicon Graphics, Inc.

Item 5.	Other information

During the second quarter of fiscal 2009, we recognized restructuring costs of $11 million. These costs included $8 million for severance and other employee termination costs related to the elimination of approximately 225 positions and $3 million for accretion and other costs related to vacated leased facilities. We vacated approximately 41,000 square feet of a data center and R&D facility in Mountain View, California. As required by SFAS 146, we accrued $2 million for the fair value of our future contractual obligations under the operating lease using our credit-adjusted risk-free interest rate, estimated at 12.5% as of the date we ceased to use the leased property. We also recorded charges of $1 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements for this facility. During the six months ended December 26, 2008, we recognized restructuring costs of $15 million. These costs included $10 million for severance and other employee termination costs related to the elimination of approximately 330 positions and $5 million for accretion and other costs related to vacated leased facilities, including $3 million for acceleration of depreciation associated with changes in the estimated useful lives of certain leasehold improvements.

During the second quarter of fiscal 2009, we made $3 million in payments related to our restructuring actions, primarily for severance and related charges. During the six months ended December 26, 2008, we made $5 million in payments related to our restructuring actions, primarily for severance and related charges.

The restructuring liability balance of $9 million at December 26, 2008 includes $6 million in severance obligations and $3 million of facility-related liabilities. We expect to pay the majority of the accrued severance and related charges during the 9 months following December 26, 2008. The facility-related liabilities of $3 million represent $3 million in future non-cancelable rental payments due, less an aggregated estimate for sublease income and accretion expense of less than $1 million that will be recognized through fiscal 2011. We expect to pay $2 million of facility-related charges during the 12 months following December 26, 2008, with the remainder of our restructuring obligations to be paid through fiscal 2011.

The foregoing updates and amends our Form 8-K filing on December 12, 2008.

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.41	Seventh Amendment to the Senior Secured Credit Agreement, dated as of December 24, 2008	8-K	001-10441	99.1	12/31/08

31.1	Certification of CEO Pursuant to Section 302					X

31.2	Certification of CFO Pursuant to Section 302					X

32.1	Certification of CEO and CFO Pursuant to Section 906					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2009	SILICON GRAPHICS, INC. a Delaware corporation

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Senior Vice President and Chief Financial Officer